Form 10-Q
period 1996-03-31
ALLIED HOLDINGS INC
filed 1996-05-14
CIK 909950

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTION OF 1934 - FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                     or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 - For the transition period from _______________ to
      ____________________

      Commission File Number:  0-22276


                            ALLIED HOLDINGS, INC.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            GEORGIA                                    58-0360550
- --------------------------------------------------------------------------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification Number)

          SUITE 510, 160 CLAIREMONT AVENUE, DECATUR, GEORGIA 30030
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               (404) 373-4285
            (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       [X] Yes   [ ] No

Outstanding common stock, No par value at May 1, 1996 ............... 7,725,000

              TOTAL NUMBER OF PAGES INCLUDED IN THIS REPORT: 10

                                    INDEX

                                   PART I

                            FINANCIAL INFORMATION


                                                                                   PAGE

ITEM 1:  FINANCIAL STATEMENTS
         Consolidated Balance Sheets as of March 31, 1996 and
           December 31, 1995 ...................................................   3

         Consolidated Statements of Operations for the Three
           Month Periods Ended March 31, 1996 and 1995 .........................   4

         Consolidated Statements of Cash Flows for the Three
           Month Periods Ended March 31, 1996 and 1995 .........................   5

         Notes to Consolidated Financial Statements.............................   6

ITEM 2

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations .................................   7

                                   PART II

                              OTHER INFORMATION


ITEM 6

         Exhibits and Reports on Form 8-K ......................................   9

         Signature Page ........................................................  10


PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)


                                                                                          March 31      December 31
                                                                                             1996           1995
                                                                                          ----------    ------------
                                                                                          (Unaudited)
                                        ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                                          $  8,043        $ 11,147
        Receivables, net of allowance for doubtful accounts                                  27,388          22,690
        Inventories                                                                           4,212           4,184
        Prepayments and other current assets                                                 14,238          12,400
                                                                                           --------        --------
                        Total current assets                                                 53,881          50,421
                                                                                           --------        --------

PROPERTY AND EQUIPMENT, NET                                                                 134,414         134,873
                                                                                           --------        --------

OTHER ASSETS:
        Goodwill, net                                                                        23,279          23,568
        Notes receivable due from related parties                                               573             573
        Other                                                                                 5,708           5,251
                                                                                           --------        --------
                        Total other assets                                                   29,560          29,392
                                                                                           --------        --------
                        Total assets                                                       $217,855        $214,686
                                                                                           ========        ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Current maturities of long-term debt                                               $  4,244        $  4,368
        Trade accounts payable                                                               14,228          11,320
        Accrued liabilities                                                                  30,604          27,569
                                                                                           --------        --------
                        Total current liabilities                                            49,076          43,257
                                                                                           --------        --------

LONG-TERM DEBT, less current maturities                                                     105,066         106,634
                                                                                           --------        --------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                   3,702           3,698
                                                                                           --------        --------

DEFERRED INCOME TAXES                                                                         5,642           5,561
                                                                                           --------        --------

OTHER LONG-TERM LIABILITIES                                                                   1,767           2,514
                                                                                           --------        --------

STOCKHOLDERS' EQUITY:
        Common stock, no par value; 20,000 shares authorized,  7,725
                shares outstanding                                                                0               0
        Additional paid-in capital                                                           42,977          42,977
        Retained earnings                                                                     9,914          10,489
        Foreign currency translation adjustment, net of tax                                    (289)           (444)
                                                                                           --------        --------
                        Total stockholders' equity                                           52,602          53,022
                                                                                           --------        --------
                        Total liabilities and stockholders' equity                         $217,855        $214,686
                                                                                           ========        ========


  The accompanying notes are an integral part of these consolidated balance sheets.

                   ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                                           MARCH 31
                                                   --------------------------
                                                     1996           1995
                                                     ----           ----
REVENUES                                            $93,396       $101,062
                                                    -------       --------

OPERATING EXPENSES:
     Salaries, wages and fringe benefits             50,633         51,932
     Operating supplies and expenses                 14,862         16,690
     Purchased transportation                         7,861          8,789
     Insurance and claims                             3,746          3,973
     Operating taxes and licenses                     3,886          4,520
     Depreciation and amortization                    6,405          6,191
     Rents                                            1,249          1,236
     Communications and utilities                       930            872
     Other operating expenses                           734            594
                                                    -------       --------
               Total operating expenses              90,306         94,797
                                                    -------       --------
               Operating income                       3,090          6,265
                                                    -------       --------

OTHER INCOME (EXPENSE):
     Interest expense                                (2,668)        (2,875)
     Interest income                                    181            167
                                                    -------       --------
                                                     (2,487)        (2,708)
                                                    -------       --------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                               603          3,557

INCOME TAX PROVISION                                   (243)        (1,494)
                                                    -------       --------

INCOME BEFORE EXTRAORDINARY ITEM                        360          2,063

EXTRAORDINARY LOSS ON EARLY
    EXTINGUISHMENT OF DEBT, net of
    income tax benefit of $573                         (935)             0
                                                    -------       --------

NET (LOSS) INCOME                                     ($575)      $  2,063
                                                    =======       ========

PER COMMON SHARE:
    Income before extraordinary item                $  0.05       $   0.27
    Extraordinary loss on early extinguishment
       of debt                                        (0.12)          0.00
                                                    -------       --------
NET (LOSS) INCOME PER COMMON SHARE                   ($0.07)      $   0.27
                                                    =======       ========
COMMON SHARES OUTSTANDING                             7,725          7,725
                                                    =======       ========

The accompanying notes are an integral part of these consolidated statements.

                   ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)


                                                                               FOR THE THREE MONTHS ENDED MARCH 31
                                                                               -----------------------------------
                                                                                     1996             1995
                                                                                 -----------       -----------
                                                                                 (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                 ($575)          $ 2,063
                                                                                   -------           -------
   Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
      Depreciation and amortization                                                  6,405             6,191
      Gain on sale of property and equipment                                           (25)              (89)
      Extraordinary loss on early extinguishment
         of debt, net                                                                  935                 0
      Deferred income taxes                                                            (12)               86
      Change in operating assets and liabilities:
           Receivables, net of allowance for doubtful accounts                      (4,675)           (3,235)
           Inventories                                                                 (24)             (150)
           Prepayments and other current assets                                     (1,829)             (688)
           Trade accounts payable                                                    2,897            (2,135)
           Accrued liabilities                                                       2,278             4,070
                                                                                   -------           -------
             Total adjustments                                                       5,950             4,050
                                                                                   -------           -------
             Net cash provided by operating activities                               5,375             6,113
                                                                                   -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                              (5,470)           (3,641)
   Proceeds from sale of property and equipment                                        119               696
   Increase in the cash surrender value of life insurance                             (871)              (60)
                                                                                   -------           -------
             Net cash used in investing activities                                  (6,222)           (3,005)
                                                                                   -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                                    (41,699)           (3,875)
   Proceeds from issuance of long-term debt                                         40,000                 0
   Other, net                                                                         (602)              122
                                                                                   -------           -------
             Net cash used in financing activities                                  (2,301)           (3,753)
                                                                                   -------           -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                                                 44                52


NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (3,104)             (593)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      11,147            11,712
                                                                                   -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 8,043           $11,119
                                                                                   =======           =======




The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

        The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the "Company") included in the Company's 1995 Annual Report on Form 10-K.

Note 2. Reclassifications

        Certain prior period amounts have been reclassified to conform with the current year presentation.

Note 3. Long-Term Debt

        In February 1996, the Company issued $40 million of senior subordinated notes through a private placement. Proceeds from the senior subordinated notes were used to reduce borrowings outstanding
        under the Company's $130 million revolving credit facility.   In
        connection with the issuance of the notes, the Company refinanced its revolving credit facility and recorded a $935,000 extraordinary loss, net of income taxes, during the first quarter of 1996 related to the extinguishment of debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

        Revenues were $93.4 million in the first quarter of 1996, compared to $101.1 million for the same period in 1995, a decrease of 7.6%. The decline in revenues during 1996 versus 1995 was primarily due to a decrease of approximately 6% in the number of vehicles delivered by the Company. The number of vehicles the Company delivers is directly impacted by U.S. and Canada's car and light truck production and sales; new vehicle production at the Company's two largest customers decreased approximately 7% from the first quarter of 1995.

        Net income was $360,000 during the first quarter of 1996, versus $2.1 million during the first quarter of 1995, or $0.05 per share in 1996, versus $0.27 per share in 1995, (excluding a $935,000 extraordinary loss on the early extinguishment of debt recorded during the first quarter of 1996). In addition to being impacted by an overall decline in revenues, net income during the first quarter of 1996 was also affected by the following factors. First, the strike at a number of General Motors' manufacturing plants interrupted the Company's ability to transport vehicles from the General Motors' manufacturing plants it serves as well as from its rail ramps. Allied estimated that this adversely impacted earnings by approximately $0.05 per share due to decreased revenues and inefficiencies caused by the disruption in business. The Company was also impacted by a sharp rise in diesel fuel prices which increased approximately 8% from the first quarter of 1995 to the first quarter of 1996, reducing earnings by approximately $0.04 per share. In addition, the disruption in business caused by the severe winter weather during the first quarter of 1996 resulted in increased costs and lost efficiencies.

        Salaries, wages and fringe benefits increased from 51.4% of revenues for the first three months of 1995 to 54.2% of revenues for the first three months of 1996. This increase as a percentage of revenues is primarily due to inefficiencies and increased costs resulting from the General Motors' strike and the severe winter weather during the first quarter of 1996.

        Depreciation and amortization expense for the first quarter of 1995 increased from 6.1% of revenues to 6.9% of revenues for the first quarter of 1996 mainly due to the acquisition of additional rigs together with the additional goodwill amortization resulting from the acquisition of Auto Haulaway.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities totaled $5,375,000 for the three months ended March 31, 1996 versus net cash provided by operating activities of $6,113,000 for the same period in 1995. This decrease in cash flows from operations is mainly due to the reduction in net income from the first quarter of 1995 to the first quarter of 1996.

        Net cash used in investing activities totaled $6,222,000 for the three months ended March 31, 1996 versus $3,005,000 for the same period in 1995. This increase was primarily due to an increase in the number of new rigs that were acquired.

        Net cash used in financing activities totaled $2,301,000 for the three months ended March 31, 1996 versus net cash used in financing activities of $3,753,000 for the same period in 1995. During the first quarter of 1995, the company repaid $3,875,000 of long-term debt. During the first quarter of 1996, the company issued $40,000,000 of senior subordinated notes, the proceeds of which were used to repay long-term debt. During the first quarter of 1996, $41,699,000 of long-term debt was repaid.

    SEASONALITY AND INFLATION

        The Company generally experiences its highest revenues during the fourth quarter of each calendar year due to the shipment of new automobile models which are manufactured during this quarter. During the past three years, inflation has not affected the Company's results of operations.

                                   PART II

                               OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             27 - Financial Data Schedule (for SEC use only)

        (b)  Reports on Form 8-K: The company filed a Form 8-K dated
                                  February 20, 1996 regarding the issuance of $40 million of senior subordinated notes.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Allied Holdings, Inc.



May 10, 1996                            /s/ A. Mitchell Poole, Jr.
- ------------                            --------------------------------------
(Date)                                  A. Mitchell Poole, Jr.
                                        on behalf of Registrant as
                                        President and Chief Operating Officer