Form 10-Q
period 1996-06-30
ALLIED HOLDINGS INC
filed 1996-08-13
CIK 909950

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTION OF 1934 - FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the transition period from
         _______________________ to _______________________

         Commission File Number:  0-22276

                             ALLIED HOLDINGS, INC.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             GEORGIA                                             58-0360550
- --------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identifion Number)

          SUITE 510, 160 CLAIREMONT AVENUE, DECATUR, GEORGIA 30030
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               (404) 373-4285
- --------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


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

Outstanding common stock, No par value at August 1, 1996 . . . . . . . 7,725,000

               TOTAL NUMBER OF PAGES INCLUDED IN THIS REPORT: 10

                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION

                                                                            PAGE
ITEM 1:  FINANCIAL STATEMENTS
         Consolidated Balance Sheets as of June 30, 1996 and
           December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . .   3

         Consolidated Statements of Operations for the Three
           and Six Month Periods Ended June 30, 1996 and 1995 . . . . . . .   4

         Consolidated Statements of Cash Flows for the Six
           Month Periods Ended June 30, 1996 and 1995 . . . . . . . . . . .   5

         Notes to Consolidated Financial Statements . . . . . . . . . . . .   6


ITEM 2

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . . . . .   7


                                   PART II

                              OTHER INFORMATION

ITEM 4

         Submission of Matters to a Vote of Security Holders  . . . . . . .   9

ITEM 6

         Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .   9

         Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . .  10

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                        JUNE 30   DECEMBER 31
                                                                          1996        1995
                                                                        -------   -----------
                                                                      (UNAUDITED)
                                 ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                       $  4,657     $ 11,147
        Receivables, net of allowance for doubtful accounts               28,844       22,690
        Inventories                                                        4,037        4,184
        Prepayments and other current assets                              14,552       12,400
                                                                        --------     --------
                        Total current assets                              52,090       50,421
                                                                        --------     --------

PROPERTY AND EQUIPMENT, NET                                              135,805      134,873
                                                                        --------     --------

OTHER ASSETS:
        Goodwill, net                                                     22,798       23,568
        Notes receivable due from related parties                            573          573
        Other                                                              5,637        5,251
                                                                        --------     --------
                        Total other assets                                29,008       29,392
                                                                        --------     --------
                        Total assets                                    $216,903     $214,686
                                                                        ========     ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Current maturities of long-term debt                            $  4,056     $  4,368
        Trade accounts payable                                            12,569       11,320
        Accrued liabilities                                               34,641       27,569
                                                                        --------     --------
                        Total current liabilities                         51,266       43,257
                                                                        --------     --------

LONG-TERM DEBT, less current maturities                                   99,203      106,634
                                                                        --------     --------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                3,686        3,698
                                                                        --------     --------

DEFERRED INCOME TAXES                                                      5,660        5,561
                                                                        --------     --------

OTHER LONG-TERM LIABILITIES                                                1,525        2,514
                                                                        --------     --------

STOCKHOLDERS' EQUITY:
        Common stock, no par value; 20,000 shares authorized,  7,725
                shares outstanding                                             0            0
        Additional paid-in capital                                        42,977       42,977
        Retained earnings                                                 13,012       10,489
        Foreign currency translation adjustment, net of tax                 (426)        (444)
                                                                        --------     --------
                        Total stockholders' equity                        55,563       53,022
                                                                        --------     --------
                        Total liabilities and stockholders' equity      $216,903     $214,686
                                                                        ========     ========


                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                --------------------------     ------------------------
                                                     1996         1995             1996         1995
                                                     ----         ----             ----         ----
REVENUES                                           $107,169     $102,252         $200,565     $203,314
                                                   --------     --------         --------     --------
OPERATING EXPENSES:
     Salaries, wages and fringe benefits             54,682       51,223          105,315      103,155
     Operating supplies and expenses                 16,664       16,499           31,526       33,189
     Purchased transportation                         9,805        8,853           17,666       17,642
     Insurance and claims                             4,293        4,312            8,039        8,285
     Operating taxes and licenses                     4,495        4,315            8,381        8,835
     Depreciation and amortization                    6,526        6,311           12,931       12,502
     Rents                                            1,232        1,348            2,481        2,584
     Communications and utilities                       810          898            1,740        1,770
     Other operating expenses                           697          876            1,431        1,470
                                                   --------     --------         --------     --------
               Total operating expenses              99,204       94,635          189,510      189,432
                                                   --------     --------         --------     --------
               Operating income                       7,965        7,617           11,055       13,882
                                                   --------     --------         --------     --------

OTHER INCOME (EXPENSE):
     Interest expense                                (2,728)      (2,906)          (5,396)      (5,781)
     Interest income                                    122          198              303          365
                                                   --------     --------         --------     --------
                                                     (2,606)      (2,708)          (5,093)      (5,416)
                                                   --------     --------         --------     --------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                             5,359        4,909            5,962        8,466

INCOME TAX PROVISION                                 (2,261)      (2,061)          (2,504)      (3,555)
                                                   --------     --------         --------     --------

INCOME BEFORE EXTRAORDINARY ITEM                      3,098        2,848            3,458        4,911

EXTRAORDINARY LOSS ON EARLY
    EXTINGUISHMENT OF DEBT, NET OF
    INCOME TAX BENEFIT OF $573                            0            0             (935)           0
                                                   --------     --------         --------     --------

NET INCOME                                         $  3,098     $  2,848         $  2,523     $  4,911
                                                   ========     ========         ========     ========

PER COMMON SHARE:
    Income before extraordinary item               $   0.40     $   0.37         $   0.45     $   0.64
    Extraordinary loss on early extinguishment
       of debt                                         0.00         0.00            (0.12)        0.00
                                                   --------     --------         --------     --------
NET INCOME PER COMMON SHARE                        $   0.40     $   0.37         $   0.33     $   0.64
                                                   ========     ========         ========     ========

COMMON SHARES OUTSTANDING                             7,725        7,725            7,725        7,725
                                                   ========     ========         ========     ========


 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                               FOR THE SIX MONTHS ENDED JUNE 30
                                                               --------------------------------
                                                                     1996             1995
                                                               ---------------   --------------
                                                                  (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income                                                       $2,523            $4,911
                                                                    -------            ------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                                  12,931            12,502
      Gain on sale of property and equipment                           (359)              (59)
      Extraordinary loss on early extinguishment
         of debt, net                                                   935                 0
      Deferred income taxes                                              84               (33)
      Change in operating assets and liabilities:
           Receivables, net of allowance for doubtful accounts       (6,149)           (2,073)
           Inventories                                                  148              (211)
           Prepayments and other current assets                      (2,150)           (1,281)
           Trade accounts payable                                     1,247            (1,513)
           Accrued liabilities                                        6,069               858
                                                                    -------            ------
            Total adjustments                                        12,756             8,190
                                                                    -------            ------
            Net cash provided by operating activities                15,279            13,101
                                                                    -------            ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                              (14,376)           (7,871)
   Proceeds from sale of property and equipment                       1,734               712
   Increase in the cash surrender value of life insurance              (991)             (119)
                                                                    -------            ------
            Net cash used in investing activities                   (13,633)           (7,278)
                                                                    -------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                     (47,692)           (8,566)
   Proceeds from issuance of long-term debt                          40,000                 0
   Other, net                                                          (513)                0
                                                                    -------            ------
            Net cash used in financing activities                    (8,205)           (8,566)
                                                                    -------            ------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                                  69               198


NET DECREASE IN CASH AND CASH EQUIVALENTS                            (6,490)           (2,545)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       11,147            11,712
                                                                    -------            ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 4,657            $9,167
                                                                    =======            ======


 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

Note 1.          Basis of Presentation

                 The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
                 The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the "Company") included in the Company's 1995 Annual Report on Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

                 Revenues were $107.2 million for the second quarter of 1996, compared to $102.3 million for the second quarter of 1995, an increase of 4.8%. For the first six months of 1996, revenues decreased 1.3% to $200.6 million compared to $203.3 million for the same six-month period in 1995. The increase in revenues for the second quarter of 1996 versus the same period in 1995 was primarily due to an increase of approximately 8% in the number of vehicles delivered by the Company.

                 Net income was $3.1 million during the second quarter of 1996, versus $2.8 million during the second quarter of 1995, or $0.40 per share in 1996, versus $0.37 per share in 1995, an increase of 8%. Net income during the second quarter of 1996 was impacted by a sharp rise in diesel fuel prices which increased approximately 7% from the second quarter of 1995 to the second quarter of 1996, reducing earnings by approximately $0.04 per share.

                 Net income was $3.5 million, or $0.45 per share, compared with net income of $4.9 million, or $0.64 per share for the comparable six-month period a year ago, (excluding a $935,000 extraordinary loss on the early extinguishment of debt recorded during the first quarter of 1996). Net income during the first six months of 1996 was impacted by the strike at a number of General Motors manufacturing plants during March 1996, the severe winter weather during the first quarter of 1996, and the sharp rise in diesel fuel prices throughout the first six months of 1996.

                 Salaries, wages and fringe benefits increased from 50.7% of revenues for the first six months of 1995 to 52.5% of revenues for the first six months of 1996, and were 51.0% of revenues for the second quarter of 1996 compared to 50.1% for the second quarter of 1995. This increase as a percentage of revenues is primarily due to inefficiencies and increased costs resulting from the General Motors' strike, the severe winter weather during the first quarter of 1996 and the additional costs related to the start-up of Axis Group, Inc. Axis Group is a wholly-owned subsidiary engaged in meeting the logistics requirements for distribution services relating to finished vehicles.

                 Operating supplies and expenses as a percentage of revenues decreased from 16.1% for the second quarter of 1995 to 15.5% for the second quarter of 1996. For the six months ended June 30, 1996, these costs decreased to 15.7% of revenues from 16.3% for the same period in 1995. Operating supplies and expenses have decreased despite the sharp rise in diesel fuel prices. This decrease is primarily due to the use of newer, more efficient equipment which has reduced the costs to operate the Company's rigs and has increased fuel efficiency. In addition, the Company has implemented productivity and efficiency programs that have reduced operating expenses.


         FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                 Net cash provided by operating activities totaled $15,279,000 for the six months ended June 30, 1996 versus net cash provided by operating activities of $13,101,000 for the same period in 1995. This increase in cash flows from operations is mainly due to changes in working capital.

                 Net cash used in investing activities totaled $13,633,000 for the six months ended June 30, 1996 versus $7,278,000 for the same period in 1995. This increase was primarily due to an increase in the number of new rigs that were acquired, modifications of existing equipment, and renovations and additions to terminal and maintenance facilities.


                 Net cash used in financing activities totaled
                 $8,205,000 for the six months ended June 30, 1996 versus net cash used in financing activities of $8,566,000 for the same period in 1995. During the first six months of 1995, the company repaid $8,566,000 of long-term debt. During the first quarter of 1996, the company issued $40,000,000 of senior subordinated notes, the proceeds of which were used to repay long-term debt. During the second quarter of 1996, $5,993,000 of long-term debt was repaid.

         SEASONALITY AND INFLATION

                 The Company generally experiences its highest revenues during the fourth quarter of each calendar year due to the shipment of new automobile models which are manufactured during this quarter. During the past three years, inflation has not affected the Company's results of operations.

                                    PART II

                               OTHER INFORMATION



ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 On May 16, 1996 the Annual Meeting of Shareholders was held. The following Directors were elected for terms which will expire on the date of the annual meeting in the year indicated below. The number of shares voted for, against and abstentions are also indicated.



================================================================================
                              FOR           AGAINST         ABSTAIN        TERM
- --------------------------------------------------------------------------------
 Bernard O. De Wulf        5,810,661         4,580             0           1999
- --------------------------------------------------------------------------------
 Guy W. Rutland, III       5,810,661         4,580             0           1999
- --------------------------------------------------------------------------------
 Robert R. Woodson         5,810,511         4,730             0           1999
================================================================================

           The following Directors' terms will continue as indicated.

                     Guy W. Rutland, IV                1998
                     B.F. Wilson, Jr.                  1998
                     Joseph W. Collier                 1998
                     David G. Bannister                1997
                     A. Mitchell Poole, Jr.            1997
                     Robert J. Rutland                 1997


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits:  27  Financial Data Schedule (for SEC use only)

           (b)  Reports on Form 8-K:  There were no reports filed on Form
                                      8-K for the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Allied Holdings, Inc.



August 13, 1996                         /s/ A. Mitchell Poole, Jr.
- ---------------                         -------------------------------------
   (Date)                               A. Mitchell Poole, Jr.
                                        on behalf of Registrant as
                                        President and Chief Operating Officer