Form 10-Q
period 1996-09-30
ALLIED HOLDINGS INC
filed 1996-11-08
CIK 909950

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTION OF 1934 - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the transition period from to
      -----------------------    -----------------------

      Commission File Number:     0-22276

                             ALLIED HOLDINGS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                                            58-0360550
--------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)               (I.R.S. Employer Identification Number)

            SUITE 510, 160 CLAIREMONT AVENUE, DECATUR, GEORGIA 30030
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (404) 373-4285
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Outstanding common stock, No par value at November 1, 1996 . . . . . . 7,725,000

               TOTAL NUMBER OF PAGES INCLUDED IN THIS REPORT: 11

                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION

                                                                                                                      PAGE
ITEM 1:       FINANCIAL STATEMENTS

              Consolidated Balance Sheets as of September 30, 1996 and
                 December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

              Consolidated Statements of Operations for the Three
                 and Nine Month Periods Ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . .    4

              Consolidated Statements of Cash Flows for the Nine
                Month Periods Ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . .    5

              Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6


ITEM 2

              Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7


                                                         PART II

                                                    OTHER INFORMATION

ITEM 6

              Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10


              Signature Page   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

PART 1 - Financial Information
ITEM 1 - Financial Statements

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                      SEPTEMBER 30  DECEMBER 31
                                                                          1996         1995
                                                                      ------------  -----------
                                                                       (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                      $ 11,527      $ 11,147
        Receivables, net of allowance for doubtful accounts              27,200        22,690
        Inventories                                                       3,875         4,184
        Prepayments and other current assets                             13,286        12,400
                                                                       --------      --------
                        Total current assets                             55,888        50,421
                                                                       --------      --------

PROPERTY AND EQUIPMENT, NET                                             132,977       134,873
                                                                       --------      --------

OTHER ASSETS:
        Goodwill, net                                                    22,247        23,568
        Notes receivable due from related parties                           573           573
        Other                                                             6,913         5,251
                                                                       --------      --------
                        Total other assets                               29,733        29,392
                                                                       --------      --------
                        Total assets                                   $218,598      $214,686
                                                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Current maturities of long-term debt                           $  3,918      $  4,368
        Trade accounts payable                                           15,040        11,320
        Accrued liabilities                                              33,476        27,569
                                                                       --------      --------
                        Total current liabilities                        52,434        43,257
                                                                       --------      --------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                 100,825       106,634
                                                                       --------      --------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                               3,695         3,698
                                                                       --------      --------

DEFERRED INCOME TAXES                                                     5,680         5,561
                                                                       --------      --------

OTHER LONG-TERM LIABILITIES                                               1,291         2,514
                                                                       --------      --------

STOCKHOLDERS' EQUITY:
        Common stock, no par value; 20,000 shares authorized, 7,725
                shares outstanding                                            0             0
        Additional paid-in capital                                       42,977        42,977
        Retained earnings                                                12,076        10,489
        Foreign currency translation adjustment, net of tax                (380)         (444)
                                                                       --------      --------
                        Total stockholders' equity                       54,673        53,022
                                                                       --------      --------
                        Total liabilities and stockholders' equity     $218,598      $214,686
                                                                       ========      ========


   The accompanying notes are an integral part of these consolidated balance sheets.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                   FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30               SEPTEMBER 30
                                                   --------------------------  -------------------------
                                                         1996         1995         1996         1995
                                                         ----         ----         ----         ----
REVENUES                                               $87,609      $82,192      $288,174     $285,506
                                                       -------      -------      --------     --------
OPERATING EXPENSES:
     Salaries, wages and fringe benefits                46,687       44,856       152,002      148,011
     Operating supplies and expenses                    14,396       13,531        45,922       46,720
     Purchased transportation                            7,390        6,723        25,056       24,365
     Insurance and claims                                4,243        3,305        12,282       11,590
     Operating taxes and licenses                        3,901        3,625        12,282       12,460
     Depreciation and amortization                       6,703        6,451        19,634       18,953
     Rents                                               1,266        1,341         3,747        3,925
     Communications and utilities                          750          834         2,490        2,604
     Other operating expenses                            1,286          894         2,717        2,364
                                                       -------      -------      --------     --------
               Total operating expenses                 86,622       81,560       276,132      270,992
                                                       -------      -------      --------     --------
               Operating income                            987          632        12,042       14,514
                                                       -------      -------      --------     --------

OTHER INCOME (EXPENSE):
     Interest expense                                   (2,747)      (2,822)       (8,143)      (8,603)
     Interest income                                       146          153           449          518
                                                       -------      -------      --------     --------
                                                        (2,601)      (2,669)       (7,694)      (8,085)
                                                       -------      -------      --------     --------

(LOSS) INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                               (1,614)      (2,037)        4,348        6,429

INCOME TAX BENEFIT (PROVISION)                             678          855        (1,826)      (2,700)
                                                       -------      -------      --------     --------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM                   (936)      (1,182)        2,522        3,729

EXTRAORDINARY LOSS ON EARLY
    EXTINGUISHMENT OF DEBT, net of
    income tax benefit of $573                               0            0          (935)           0
                                                       -------      -------      --------     --------
NET (LOSS) INCOME                                      $  (936)     $(1,182)     $  1,587     $  3,729
                                                       =======      =======      ========     ========

PER COMMON SHARE:
    (Loss) Income before extraordinary item            $ (0.12)     $ (0.15)     $   0.33     $   0.48
    Extraordinary loss on early extinguishment
       of debt                                            0.00         0.00         (0.12)        0.00
                                                       -------      -------      --------     --------
NET (LOSS) INCOME PER COMMON SHARE                     $ (0.12)     $ (0.15)     $   0.21     $   0.48
                                                       =======      =======      ========     ========

COMMON SHARES OUTSTANDING                                7,725        7,725         7,725        7,725
                                                       =======      =======      ========     ========



 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                      FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                    -----------------------------
                                                                        1996              1995
                                                                    -----------------------------
                                                                    (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  income                                                          $ 1,587          $  3,729
                                                                        -------          --------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                                      19,634            18,953
      Gain on sale of property and equipment                                (68)              (45)
      Extraordinary loss on early extinguishment
         of debt, net                                                       935                 0
      Deferred income taxes                                                  81            (1,395)
      Change in operating assets and liabilities:
           Receivables, net of allowance for doubtful accounts           (4,498)           (3,300)
           Inventories                                                      311              (111)
           Prepayments and other current assets                            (882)           (1,628)
           Trade accounts payable                                         3,714             2,667
           Accrued liabilities                                            4,674            (1,665)
                                                                        -------          --------
            Total adjustments                                            23,901            13,476
                                                                        -------          --------
            Net cash provided by operating activities                    25,488            17,205
                                                                        -------          --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                  (19,731)          (13,102)
   Proceeds from sale of property and equipment                           3,398               777
   Increase in the cash surrender value of life insurance                (1,860)             (179)
                                                                        -------          --------
            Net cash used in investing activities                       (18,193)          (12,504)
                                                                        -------          --------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                         (48,391)          (10,258)
   Proceeds from issuance of long-term debt                              42,190                 0
   Other, net                                                              (695)              858
                                                                        -------          --------
            Net cash used in financing activities                        (6,896)           (9,400)
                                                                        -------          --------


EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                                     (19)              305


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        380            (4,394)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           11,147            11,712
                                                                        -------          --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $11,527          $  7,318
                                                                        =======          ========



 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

Note 1.      Basis of Presentation

             The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the "Company") included in the Company's 1995 Annual Report on Form 10-K.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS

             Revenues were $87.6 million for the third quarter of 1996, compared to $82.2 million for the third quarter of 1995, an increase of 6.6%. For the first nine months of 1996, revenues increased 0.9% to $288.2 million compared to $285.5 million for the same nine-month period in 1995. The increase in revenues was primarily due to an increase in the number of vehicles delivered. The company delivered 11.5% more vehicles in the third quarter of 1996 than in the third quarter of 1995 and 4.0% more vehicles in the first nine months of 1996 than in the same nine month period in 1995. The additional revenues generated from the increase in deliveries were partially offset by a change in the mix of vehicles delivered, primarily in Canada. The number of cross-border deliveries as a percentage of total deliveries increased which caused a decrease in the revenue generated per unit delivered.

             The company experienced a net loss of $936,000 during the third quarter of 1996, versus a loss of $1.2 million during the third quarter of 1995, or $0.12 per share in 1996, versus $0.15 per share in 1995. The third quarter results were impacted by a sharp rise in diesel fuel prices which increased approximately 9% from the third quarter of 1995, reducing earnings by approximately $0.05 per share. In addition, the third quarter results were adversely impacted by a change in the mix of vehicles delivered, an increase in liability claims cost, and approximately $0.8 million of budgeted start-up costs for the Axis Group. The Axis Group is a wholly-owned subsidiary formed during 1996 to provide logistics solutions to the automotive industry.

             Net income was $2.5 million, or $0.33 per share for the first nine months of 1996, compared with net income of $3.7 million, or $0.48 per share for the comparable nine-month period a year ago, (excluding a $935,000 extraordinary loss on the early extinguishment of debt recorded during the first quarter of 1996). Net income during the first nine months of 1996 was impacted by the strike at a number of General Motors manufacturing plants during March 1996, the severe winter weather during the first quarter of 1996, and the sharp rise in diesel fuel prices throughout the first nine months of 1996.

             Salaries, wages and fringe benefits were 53.3% of revenues for the third quarter of 1996 compared to 54.6% for the third quarter of 1995. Therefore, a portion of salaries, wages and fringe benefits are fixed expenses, and remained constant as revenues increased over the third quarter of 1995, resulting in salaries, wages and fringe benefits decreasing as a percentage of revenues. Salaries, wages and fringe benefits increased from 51.8% of revenues for the first nine months of 1995 to 52.7% of revenues for the first nine months of 1996. This change as a percentage of revenues is primarily due to inefficiencies and increased costs resulting from the General Motors' strike during March 1996, the severe winter weather during the first quarter of 1996 and the additional costs related to the start-up of the Axis Group.


             Operating supplies and expenses as a percentage of revenues decreased from 16.5% for the third quarter of 1995 to 16.4% for the third quarter of 1996. For the nine months ended September 30, 1996, these costs decreased to 15.9% of revenues from 16.4% for the same period in 1995. Operating supplies and expenses have decreased despite the rise in diesel fuel prices. This decrease is primarily due to the use of newer, more efficient equipment which has reduced the costs to operate the Company's rigs and has increased fuel efficiency. In addition, the Company has implemented productivity and efficiency programs that have reduced operating expenses.


             Insurance and claims expense was 4.8% of revenues for the third quarter of 1996 compared to 4.0% for the third quarter of 1995. For the first nine months of 1996, insurance and claims expense was 4.3% of revenues versus 4.1% of revenues in the first nine months of 1995. Insurance and claims expense has been impacted by increased liability claims costs during the third quarter of 1996.



 .     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

             Net cash provided by operating activities totaled $25,488,000 for the nine months ended September 30, 1996 versus net cash provided by operating activities of $17,205,000 for the same period in 1995. This increase in cash flows from operations is mainly due to changes in working capital.

             Net cash used in investing activities totaled $18,193,000 for the nine months ended September 30, 1996 versus $12,504,000 for the same period in 1995. This increase was primarily due to an increase in the number of new rigs that were acquired, modifications of existing equipment, and renovations and additions to terminal and maintenance facilities.

             Net cash used in financing activities totaled $6,896,000 for the nine months ended September 30, 1996 versus net cash used in financing activities of $9,400,000 for the same period in 1995. During the first quarter of 1996, the company issued $40,000,000 of senior subordinated notes, the proceeds of which were used to repay long-term debt. During the first nine months of 1996, $48,391,000 of long-term debt was repaid. During the first nine months of 1995, the company repaid $10,258,000 of long-term debt.



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

                                    PART II

                               OTHER INFORMATION





ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits:  27   Financial Data Schedule (for SEC use only)

             (b)   Reports on Form 8-K:    There were no reports filed on Form
                                           8-K for the quarter ended September
                                           30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Allied Holdings, Inc.



      November 8, 1996                   /s/ A. Mitchell Poole, Jr.
      ----------------                   --------------------------------------
      (Date)                             A. Mitchell Poole, Jr.
                                         on behalf of Registrant as
                                         President and Chief Operating Officer