Form 10-K
period 1996-12-31
ALLIED HOLDINGS INC
filed 1997-03-27
CIK 909950

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22276


                            ALLIED HOLDINGS, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                Georgia                                    58-0360550
----------------------------------------------     -----------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer ID Number)
               or organization)


       160 Clairemont Avenue, Suite 510, Decatur, Georgia       30030
--------------------------------------------------------------------------------
             (Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code      (404) 370-1100
                                                  ------------------------------

          Securities registered pursuant to Section 12(b) of the Act:


                                    NONE
                              ----------------
                              (Title of Class)


          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                            YES  [X]   NO  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 12, 1997 Registrant had outstanding 7,810,000 shares of common stock. The aggregate market value of the common stock held by nonaffiliates of the Registrant, based upon the closing sales price of the common stock on March 12, 1997 as reported on the NASDAQ Stock Market, was approximately $ 31,590,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for Registrant's 1997 Annual Meeting of Shareholders to be held May 22, 1997 are incorporated by reference in Part III.

                             ALLIED HOLDINGS, INC.

                               TABLE OF CONTENTS

                                                                       Page
                                     Caption                          Number
                                     -------                          ------
PART I.

ITEM 1.   BUSINESS.................................................      3

ITEM 2.   PROPERTIES...............................................      8

ITEM 3.   LEGAL PROCEEDINGS........................................      8

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......      8

PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS......................................     10

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.....................     11

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS......................     12

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............     15

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.....     15

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......     15

ITEM 11.  EXECUTIVE COMPENSATION...................................     15

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT...........................................         16

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........     16

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K......................................     16

                                     PART I

ITEM 1.       BUSINESS.

     1. General. Allied Holdings, Inc.(the "Company") is a holding company which operates through its wholly-owned subsidiaries. The principal subsidiary of the Company is the Allied Automotive Group, Inc. ("Allied Automotive Group"). The Allied Automotive Group is comprised of Allied Systems, Ltd. ("Allied Systems"), Auto Haulaway, Inc. ("Auto Haulaway"), Inter Mobile, Inc. ("Inter Mobile"), Legion Transportation, Inc. ("Legion") and
Auto Haulaway Releasing Services (1981) Limited ("Releasing"). Allied Systems was formed effective January 1, 1988 by the combination of The Motor Convoy, Inc. ("Motor Convoy") and Auto Convoy, Co., Ltd. ("Auto Convoy"). The Company acquired all of the outstanding capital stock of Auto Haulaway on October 31, 1994 (the "Acquisition"). Allied Systems and Auto Haulaway are engaged in the business of transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Inter Mobile provides railroad terminal and loading services; Legion brokers automobile transportation services; and Releasing provides releasing services at Canadian manufacturing plants.

     Axis Group, Inc. ("Axis"), a wholly owned subsidiary of the Company, provides logistics solutions to selected segments of the automotive market based on an underlying business philosophy of Move, Improve, Inform. This involves identifying new and innovative methods of distribution as well as better utilization of traditional and emerging technologies to help customers solve the most complex transportation, distribution, inventory management, and logistics problems. Axis is pursuing an increasing number of opportunities in the growing and evolving remarketed vehicle market, working with companies throughout the channel (such as used car superstores, leasing companies, financial institutions, and auctions) to develop and implement logistics solutions which are simple, consistent, cost-effective, time sensitive, and responsive to market changes. Axis is also working with major vehicle manufacturers as they begin redesigning their vehicle distribution systems to be more market responsive. Other markets and market segments being addressed by Axis are vehicle manufacturer service parts, aftermarket maintenance and repair parts, and international automotive projects.

     In addition to the Allied Automotive Group and the Axis, the Company has three other operating subsidiaries that provide support services to the Company's subsidiaries. Allied Industries Incorporated provides administrative, financial, risk management, and other related services, Haul Insurance Limited is a captive insurance company, and Link Information Systems, Inc. ("Link") provides information systems hardware, software, and support.

     The Company completed an initial public offering in October 1993 whereby it sold 3,225,000 shares of its common stock, resulting in net proceeds to the Company of $40,640,000 which were primarily used to retire debt and to redeem certain limited partnership interests in the Company (the "Offering").

     On October 31, 1994, the Company acquired all of the outstanding capital stock of Auto Haulaway for an aggregate consideration of approximately $65 million; $30 million of which was paid in cash at closing and $35 million through the refinancing of existing debt of Auto Haulaway.

     The Company was incorporated in the State of Georgia in 1934. The Company's executive offices are located at 160 Clairemont Avenue, Suite 510,

Decatur, Georgia  30030 and its principal telephone number is (404) 370-1100.

     2. Introduction. The Company is the parent company of several subsidiaries engaged in the automotive distribution business, primarily the delivery of automobiles and light trucks. Allied Automotive Group is the second largest motor carrier in North America specializing in the delivery of automobiles and light trucks. Ford Motor Company, Inc. ("Ford") and Chrysler Corporation ("Chrysler") are the Company's largest customers, accounting for approximately 53% and 18%, respectively, of the Company's revenues during 1996. The Company hauled approximately 55% of Ford's North American production during 1996 and hauled approximately 46% of Chrysler's North American production. The Company has served Ford since 1934 and Chrysler since 1980.

     Allied Automotive Group operates 50 terminals located near rail ramps, manufacturing plants, ports and auctions. Pursuant to contracts with domestic and foreign automobile manufacturers, Allied Automotive Group provides carrier services throughout the eastern half of the United States and all of Canada, with its terminals predominately located in the Southeastern, Northeastern, and Mid-Atlantic United States, Texas, and Missouri and in nine of the ten Canadian provinces and the two Canadian territories. Allied Automotive Group operates a fleet of approximately 2,000 modern, specialized tractor-trailers ("Rigs"). Allied Automotive Group operates primarily in the short-haul segment of the automobile transportation industry with an average length of haul of less than 200 miles.

     In April 1996, the Company formed Axis as a wholly-owned subsidiary. Axis is pursuing opportunities in the remarketed finished vehicles market, including the used vehicle superstore segment. Axis is also working with major vehicle manufacturers on projects dealing with finished vehicle logistics systems in North America and other countries, plus pursuing entrance into the automotive service and after-market parts market. Axis is a primary sponsor of the International Car Distribution Program North American research project.

     In July 1996, the Company moved its information systems group into a separate company, Link. The Company's strong industry reputation for its systems and increased reliance on information systems by the business and its customers, caused growth in this area. Link's plans include developing and marketing its services externally with systems capabilities, which complement the other subsidiaries of the Company.

     3. Industry Overview. Allied Automotive Group was North America's second largest carrier of vehicles in 1996. The Company's operating results are directly related to new automobile and light truck sales, primarily by Ford, Chrysler and other manufacturers.

     The following is a summary of North American automobile and light truck production, excluding Mexican production not sold in the United States or Canada, and United States and Canadian import sales for 1992 through 1996:


                                           1992           1993           1994          1995        1996
                                           ----           ----           ----          ----        ----
                                               (in thousands)
 North American production(1)             11,837         13,318         14,767        14,799      14,788

 Import sales                              2,669          2,427          2,356         2,046       1,828
                                          ------         ------         ------        ------       -----
      Total                               14,506         15,745         17,123        16,845      16,616
                                          ======         ======         ======        ======      ======

 Percentage increase (decrease)             5.1%           8.5%           8.8%        (1.6)%      (1.4)%


(1) Includes vehicle production in North American plants by foreign manufacturers and excludes Mexican production not sold in the United States or Canada.
 Source:  Ward's Automotive Reports.

              The following table shows the United States and Canadian market share of sales of automobiles and light trucks of the leading manufacturers:



 Manufacturer                1992             1993             1994           1995           1996
 ------------                ----             ----             ----           ----           ----
 GM                           34%              33%            33%             33%            31%
 Ford                         24               25             25              25             25

 Chrysler                     14               15             15              15             17

 Toyota                        8                7              7               7              7

 Nissan                        5                5              5               5              5
 Mazda                         3                3              3               2              2

 Other                        12               12             12              13             13
                              --               --             --              --             --

 TOTAL                       100%             100%           100%            100%           100%
                             ===              ===            ===             ===            ====

Source: Ward's Automotive Reports.


         Domestic automotive manufacturing plants are typically dedicated to manufacturing a particular model or models. Vehicles are usually shipped by rail to rail ramps throughout the United States and Canada where trucking companies handle final delivery to dealers. Vehicles destined for dealers within a radius of approximately 250 miles from the plant are usually shipped by truck. The rail or truck carrier is responsible for loading the vehicles on railcars or trailers and for any damages incurred while the vehicles are in the carrier's custody. Automobiles manufactured in Europe and Asia are transported into the United States and Canada by ship and usually delivered directly to dealers from seaports by truck or shipped by rail to rail ramps and delivered by trucks to dealers. Vehicles transported by ship are normally unloaded by stevedores and prepared for delivery in port processing centers, which involves cleaning and may involve installing accessories. The port processor releases the vehicles to the carrier which loads the vehicles and delivers them to a rail ramp or directly to dealers.

          4. Competition. Since the 1950's, competition has been characterized by periods of stability, interrupted by periods of intense change and heightened competition. First, advances in multi-level rail cars allowed rail carriers to obtain a dominant position in the long-haul carriage of automobiles, one that continues. Then, in the 1970's, particularly as importers obtained a more significant share of U.S. automobile sales, new motor carriers, some without union contracts, began to compete for automobile traffic, even while rail carriers solidified their dominance over long haul.
In some instances, these new carriers were created, or their creation facilitated, by importer interests.

          Now, a confluence of a variety of changes has engendered a new era of heightened competition and a reduction in real freight charges by rail and motor carriers of automobiles. The elimination of I.C.C. regulation and collective ratemaking provided the basis upon which automobile manufacturer have been able to enhance their own competitiveness and profitability, as it relates to transportation of their products. By the mid-1980's, nearly all transportation was pursuant to contracts entered into by negotiation or competitive bid. The competition for these contracts has been vigorous with bids from rail and motor carriers and with motor carriers bidders including companies using Teamsters drivers, those using drivers who are members of other unions, those using non-union drivers, those using contractor drivers, and those using drivers obtained from third parties. The marketplace is so competitive that many negotiations and bids result in contracts which do not allow for recovery of increased costs of labor or fuel over the contract term and many of which offer initial rate reductions of varying magnitude.

          Two other developments of recent vintage are now beginning to have an impact. The first is the rise in the use of third party logistics companies by auto makers. This is expected to convert further traffic to competitive bidding and ease entry for less well capitalized, less sophisticated haulers as the logistics companies provide the information systems and integrate, more comprehensively, the full distribution function. The second is the fundamental changes the automotive manufacturers are making to their finished vehicle distribution systems in order to expediate the delivery time of finished vehicles to the dealers. Manufacturers are creating vehicle mixing centers where rail traffic from numerous manufacturing plants are re-mixed for delivery to the closest railramp to the dealer. These mixing centers offer opportunity for longer haul business to be obtained through competitive bidding. In addition, manufacturers are creating new railramps in order to place vehicles in more central locations closer to the markets but off the dealer lots. These new rail ramps may reduce the average length of haul for motor carriers of autos. In metropolitan areas, competition for traffic from the railramps to the dealers could be very intense as local delivery carriers, equipment and driver leasing companies and driveaway operators may become new competitors for the traffic, with dealer pickup possibly expanding.

         While there has been, and will continue to be, consolidation among the traditional motor carrier transporters of automobiles, particularly those using Teamster drivers, the trends also show growing competition from rail carriers and, importantly, from non-traditional sources.

         The company expects that, through the development of further efficiencies and scale economies, it will respond to these new competitive forces. It is prepared to entertain acquisitions which enhance its efficiencies and competitiveness.

         5. Strategy. The Company's mission is to meet its customers' needs by being the leading provider of the highest quality and most cost effective automotive distribution services. The Company's business strategy is to capitalize on its established position and reputation to increase its volume of business with existing customers and to attract business from customers with which it has not previously done business.

         The Company is making a major commitment to the logistics business, having been encouraged by major manufacturers to help with their transportation logistics both in North America and internationally. The Company's relationship with the manufacturers, its industry leadership in information systems, and its skill base have uniquely positioned the Company to provide logistics services for vehicle distribution in the growing out source logistics market.

         In addition to internal growth, the Company intends to seek strategic acquisitions of logistics skills based companies and other companies engaged in the automotive distribution industry.

         6. Customer Relationships. Ford is the largest customer of the Company, accounting for approximately 53% of the Company's revenues in 1996.
In addition to Ford, Chrysler accounted for approximately 18% of 1996 revenues. Other companies for which the Company provides transportation services include Mazda Motor of America (Central), Inc., Nissan North America, Inc., Honda Motor Co., General Motors Corporation, and Toyota Motor Sales USA, Inc., among others.

         In the United States and Canada, Allied Automotive Group and Ford have a five year agreement through May 1999. The agreement then continues month-to-month thereafter unless cancelled upon 30 days' written notice. The agreement provides that the Allied Automotive Group is the primary carrier from 24 locations in the United States and all of Ford's Canadian locations and provides the applicable rates. If performance of the agreement has been made "impracticable" by any unforeseen contingency, the agreement contains a provision permitting it to be renegotiated, or terminated upon failure to renegotiate, by either party.

         The Allied Automotive Group and Chrysler Corporation have a contract through June 30, 2000. The contract provides for the Allied Automotive Group to be the primary carrier for 26 locations throughout the United States and Canada and provides the applicable rates.

         7. Employees. As of December 31, 1996 the Company had approximately 3,600 employees, approximately 2,300 of whom are drivers for the Allied Automotive Group. All Allied Automotive Group drivers and shop and yard personnel, approximately 3,000 employees, are union labor represented by the various labor unions. The compensation and benefits paid by Allied Automotive Group to union employees are established by union contracts. These employee amounts include approximately 200 owner-operators who deliver exclusively for Auto Haulaway. The owner-operators are either paid a percentage of the revenues they generate or they receive normal driver pay plus a truck allowance.

         The Master Agreement with the Teamsters Union to which Allied Systems, along with other carriers in the United States which in the aggregate transport more than 95% of all new vehicles are signatories, is for the period June 1, 1995 through May 31, 1999 and applies to Allied System's drivers and shop and yard personnel. The obligations of each of the signatory employers under the agreement are binding on any successors in the event of any merger, sale, change of control or other form of business transfer.

         In Canada, Auto Haulaway's drivers and shop and yard personnel, including owner-operators, operate under collectively bargained contracts with the Teamsters Union. There are four different labor agreements, each covering certain of the Canadian provinces and territories. The labor contract for union employees in the province of British Columbia expired December 31, 1996. The Company is currently renegotiating the contract and the employees are operating under the provisions of the existing contract until a new agreement is finalized. The Company does not anticipate any stoppage of work prior to the renegotiation of a new contract. The three remaining labor contracts expire at various dates from May 31, 1998 to March 31, 2000.

         Employee benefits for United States non-union employees include a defined benefit pension plan, a 401(k) plan, life insurance, a medical plan and disability coverage which provides benefits equal to two-thirds of the employee's annual compensation up to age 65.

         Employee benefits for Canadian non-union employees include, a defined benefit pension plan, life insurance, a medical plan and disability coverage which provides benefits equal to 70% of the employee's monthly compensation up to a maximum of $10,000 monthly.

         The Company believes its employee relations are good.

 ITEM 2.         PROPERTIES.

      The Company's executive offices are located in Decatur, Georgia, a suburb of Atlanta, in an office building owned by a partnership controlled by officers and directors of the Company. The Company leases approximately 62,493 square feet of space for its executive offices, which is sufficient to permit the Company to conduct its operations. The Company operates from 50 terminals which are located at or near manufacturing plants, ports, and railway terminals. The Company currently owns 14 of its terminals and 3 shop facilities. The Company leases the remainder of its facilities. Most of the leased facilities are leased on a year to year basis from railroads at rents that are not material to the Company.

      Over the past 10 years, changes in governmental regulations have gradually permitted the lengthening of Rigs from 55 to 75 feet. This has increased load factors and improved operating efficiency by permitting Allied Automotive Group to haul more vehicles with fewer Rigs and employees. Allied Automotive Group has worked closely with manufacturers to develop specialized equipment to efficiently meet the specific needs of manufacturers.

      Allied Automotive Group's fleet consists of approximately 2,000 Rigs, of which approximately 99% in the United States and 85% in Canada are 75 foot models. Allied Automotive Group has historically invested heavily in both new equipment and equipment upgrades, which have served to increase efficiency and extend the useful life of Rigs. Currently, new 75 foot Rigs cost between $120,000 and $140,000. When possible, Allied Automotive Group modifies its trailers to lengthen them which costs substantially less than purchasing new Rigs. A Rig, consisting of a tractor and a trailer, usually stays together throughout the life of the Rig.

ITEM 3.          LEGAL PROCEEDINGS.

      There are no material legal proceedings pending or threatened against the Company. The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of vehicles. The Company maintains insurance which it believes is adequate to cover its liability risks.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 NONE

Executive Officers of the Registrant

      The following table sets forth certain information regarding the Company's executive officers:

       Name                                   Age                          Title
       ----                                   ---                          -----
 Robert J. Rutland                            55         Chairman of the Board of Directors and Chief
                                                         Executive Officer


 Guy W.  Rutland, III                         60         Chairman Emeritus and Director

 A. Mitchell Poole, Jr.                       49         President, Chief Operating Officer and Director

 Bernard O. De Wulf                           48         Vice Chairman, Executive Vice President and
                                                         Director

 Berner F. Wilson, Jr.                        58         Vice Chairman, Secretary and Director

 Guy W.  Rutland, IV                          33         Vice President and Director

 Joseph W.  Collier                           54         President of Allied Automotive Group and
                                                         Director

 Douglas R. Cartin                            43         President of Axis Group

 Douglas A. Lauer                             33         President of Link Information Systems

 Daniel H.  Popky                             32         Vice President, Finance

       Robert Rutland has been Chairman and Chief Executive Officer of the Company since December 1995. Mr. Rutland served as President and Chief Executive Officer of the Company from 1986 to December 1995. Prior to October 1993, Mr. Rutland was Chief Executive Officer of each of the Company's subsidiaries.

       Guy Rutland, III was elected Chairman Emeritus in December 1995. Mr. Rutland served as Chairman of the Board of the Company from 1986 to December 1995. Prior to October 1993, Mr. Rutland was Chairman or Vice Chairman of each of the Company's subsidiaries.

       Mr. Poole has been President and Chief Operating Officer of the Company since December 1995. Prior to December 1995, Mr. Poole served as Executive Vice President and Chief Financial Officer of the Company. Mr. Poole joined Allied Systems in 1988 as Senior Vice President and Chief Financial Officer.
He was appointed President of Allied Industries Incorporated in December 1990 and continues to serve in such capacity. Prior to joining the Company in 1988, Mr. Poole was an audit partner with Arthur Andersen LLP, independent public accountants.

       Mr. De Wulf has been Vice Chairman and an Executive Vice President of the Company since October 1993. Prior to such time, Mr. De Wulf was Vice Chairman of each of the Company's subsidiaries. Mr. De Wulf was Vice Chairman of Auto Convoy from 1983 until 1988 when the Company and Auto Convoy became affiliated.

       Mr. Wilson has been Vice President of the Company since October 1993 and

Vice Chairman of the Board of Directors and Secretary since December 1995. Prior to October 1993, Mr. Wilson was an officer or Vice Chairman of several of the Company's subsidiaries. Mr. Wilson joined the Company in 1974 and has held various finance, administration, and operations positions.

       Mr. Rutland, IV has been Vice President of the Company since October 1993 and Vice President - Reengineering Core Team of Allied Automotive Group, Inc., since November 1996. From January 1996 to November 1996 Mr. Rutland was Assistant Vice President of the Central and Southeast Region of Operations for Allied Systems, Ltd. From March 1995 to January 1996 Mr. Rutland was Assistant Vice President of the Central Division of Operations for Allied Systems, Ltd. From June 1994 to March 1995, Mr. Rutland was Assistant Vice President of the Eastern Division of Operations for Allied Systems, Ltd. From 1993 to June 1994 Mr. Rutland was assigned to special projects with an assignment in Industrial Relations/Labor Department and from 1988 to 1993, Mr. Rutland was Director of Performance Management.

       Mr. Collier was appointed as a director of the Company in December 1995. Mr. Collier has been the President of Allied Automotive Group, Inc. since December 1995. Mr. Collier had been Executive Vice President of Marketing and Sales and Senior Vice President of Allied Systems, Ltd. since 1991. Prior to joining the Company in 1979, Mr. Collier served in management positions with Bowman Transportation and also with the Federal Bureau of Investigation.

       Mr. Cartin has been President of Axis Group since October 1995. From April 1995 to October 1995 Mr. Cartin was Vice President of Allied Industries. Mr. Cartin has 20 years of international senior management level expertise in providing third party integrated supply chain logistics solutions. Prior to joining the Company, he held a number of positions over a 13 year period at National Freight Consortium (NFC).

       Mr. Lauer has been President of Link Information Systems since July
1996. From January 1996 to July 1996 Mr. Lauer was Vice President and Chief Information Officer of Allied Industries. Mr. Lauer has 11 years of information technology experience. Prior to joining the Company, he was Director, Information Systems at Exel Logistics.

       Mr. Popky has been Vice President, Finance of the Company since December 1995. From January 1995 to December 1995 Mr. Popky was Vice President and Controller and from October 1994 to January 1995 he was Assistant Vice President and Controller for the Company. Prior to joining the Company, Mr. Popky held various positions with Arthur Andersen LLP for 9 years.

                                    PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

       The Company's common stock is traded on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol HAUL. The common stock began trading on September 29, 1993. Prior to September 29, 1993, there had been no established public trading market for the common stock. Market information regarding the common stock is set forth in "Financial Statements and Supplementary Data" included elsewhere herein.

       As of March 12, 1997 there were approximately 2,000 holders of the Company's common stock. The Company has paid no cash dividends in the last two years.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

       The selected consolidated financial data presented below for each of the five years in the period ended December 31, 1996 are derived from the Company's Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto.

                                                                                  Year ended December 31,
                                                                          (in thousands except per share amounts)
                                                                           --------------------------------------

                                                                  1996           1995          1994         1993         1992
                                                                  ----           ----          ----         ----         ----
STATEMENT OF OPERATION DATA:
   Revenues                                                     $392,547       $381,464      $297,236     $241,981    $ 212,655
                                                                 -------        -------       -------      -------      -------
   Operating expenses:
      Salaries, wages and fringe benefits                        204,838        195,952       157,979      134,054      116,901
      Operating supplies and expenses                             62,880         62,179        51,532       44,090       40,154
      Purchased transportation                                    34,533         32,084         9,486        3,223        2,002
      Rent expense                                                 4,975          5,354         3,214        3,485        6,051
      Insurance and claims                                        16,849         16,022        12,043        9,745        9,553
      Operating taxes and licenses                                16,122         16,564        14,301       12,223       10,084
      Depreciation and amortization                               26,425         25,431        16,314       11,683        8,878
      Communications and utilities                                 3,111          3,434         1,855        1,456        1,405
      Other operating expenses                                     4,219          3,522         1,781        1,662        1,467
                                                                   -----          -----         -----        -----        -----
      Total operating expenses                                   373,952        360,543       268,505      221,621      196,495
                                                                 -------        -------       -------      -------      -------
   Operating Income                                               18,595         20,291        28,731       20,360       16,160
   Minority interest in income                                        --             --            --         (858)      (1,034)
   Interest expense                                              (10,720)       (11,260)       (5,462)      (6,042)      (6,963)
   Interest income                                                   603            707           312          313           61
   Other income (expense), net                                        --             --            --          (49)        (169)
                                                                --------      ---------     ---------         ----    ---------
   Income before extraordinary item and cumulative effect of
   accounting change                                               8,478         10,368        23,581       13,724        8,055
   Income tax provision (1)                                       (3,557)        (4,222)       (9,393)      (4,183)      (3,249)
                                                                   -----          -----         -----        -----        -----
   Income before extraordinary item and cumulative effect of
   accounting change                                               4,921          6,146        14,188        9,541        4,806
   Extraordinary loss on early extinguishment of debt               (935)            --        (2,627)          --           --
   Cumulative effect of change in accounting for
   postretirement benefits other than pensions(2)                     --             --            --       (2,592)          --
                                                                --------      ---------    ----------      -------    ---------
   Net income                                                   $  3,986      $   6,146    $   11,561      $ 6,949    $   4,806
                                                                ========      =========    ==========      =======    =========

BALANCE SHEET DATA:
   Current assets                                                $49,202        $50,421       $50,861      $30,225      $27,270
   Current liabilities                                            48,494         43,257        44,608       38,412       48,702
   Total assets                                                  211,083        214,686       218,806      119,897       89,722
   Minority interest in consolidated subsidiary                       --             --            --           --       12,224
   Long-term debt and capital lease obligations less current
   portion                                                        93,708        106,634       120,136       41,845       34,740
  Stockholders  equity (deficit)                                  56,709         53,022        45,835       35,759       (5,944)

(1) Prior to the Company's initial public offering, Allied Systems, Ltd. as a limited partnership, and its general partners, as corporations, were subject to taxation under Subchapter S and did not pay federal or most state taxes. Accordingly, the Company's consolidated financial statements for the periods prior to the offering include a pro forma provision for income taxes.

(2) Effective January 1, 1993, the Company adopted the provisions of SFAS 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." Adoption of this accounting standard resulted in a one-time, after pro forma tax, non-cash charge to earnings of $2,592,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth the percentage relationship of expense items to revenues for the periods indicated:

                                                                           Years ended December 31,
                                                                           ------------------------
                                                                          1996        1995       1994
                                                                          ----        ----       ----
 Revenues                                                                100.0%      100.0%     100.0%
                                                                         -----       -----      -----
 Operating Expenses:
  Salaries, wages and fringe benefits                                     52.2        51.4       53.1
  Operating supplies and expenses                                         16.0        16.3       17.3
  Purchased transportation                                                 8.8         8.4        3.2
  Rent expense                                                             1.3         1.4        1.1
  Insurance and claims                                                     4.3         4.2        4.1
  Operating taxes and licenses                                             4.1         4.3        4.8
  Depreciation and amortization                                            6.7         6.7        5.5
  Communications and utilities                                             0.8         0.9        0.6
  Other operating expenses                                                 1.1         0.9        0.6
                                                                           ---         ---        ---
 Total operating expenses                                                 95.3        94.5       90.3
                                                                          ----        ----       ----
 Operating income                                                          4.7         5.5        9.7
                                                                           ---         ---        ---
 Other income(expense):
  Interest expense                                                        (2.8)       (3.0)      (1.8)
  Interest income                                                           .2          .2        0.1
                                                                           ---         ---        ---
 Income before income taxes and extraordinary item                        (2.6)       (2.8)      (1.7)
                                                                           ---         ---       ----
 Income tax provision                                                      2.1         2.7        8.0
 Income before extraordinary item                                          (.9)       (1.1)      (3.2)
                                                                            --         ---        ---
 Extraordinary loss on early extinguishment of long term debt              1.2         1.6        4.8
 Net Income
                                                                          (0.2)         --       (0.9)
                                                                           ---         ----       ---
                                                                           1.0%        1.6%       3.9%
                                                                           ====        ====       ====

1996 Compared to 1995

         Revenues were $392,547,000 in 1996 compared to $381,464,000 in 1995, an increase of $11,083,000, or 2.9%. The increase in revenues was primarily due to an increase in the number of vehicles delivered. The Company delivered approximately 5% more vehicles in 1996 compared to 1995. Additional revenues generated from the increase in vehicle deliveries were offset by a decrease in the revenue generated per vehicle delivered due to an increase in the percentage of shorter haul shuttle and city deliveries.

          The operating ratio (operating expenses as a percentage of revenues) for 1996 was 95.3%, compared to 94.5% in 1995. The increase was primarily due to planned start-up costs for the Axis Group together with increased fuel costs and an increase in the percentage of light trucks hauled by the Allied Automotive Group which led to lower load averages and increased costs.

         Salaries, wages and fringe benefits increased from 51.4% of revenues in 1995 to 52.2% of revenues in 1996. This change as a percent of revenues is primarily due to the addition of payroll costs for the Axis Group, inefficiencies and increased costs resulting from the General Motors strike during March and again during October and the severe winter weather during the first quarter of 1996.

         Operating supplies and expenses as a percentage of revenues decreased from 16.3% in 1995 to 16.0% in 1996. Operating supplies and expenses have decreased despite the rise in diesel fuel prices. This decrease is primarily due to an increase in the units delivered by owner-operators combined with the use of newer, more efficient equipment which has reduced the costs to operate the Company's Rigs and has increased fuel efficiency. Owner-operators are responsible for all costs to operate their Rigs and such costs are included in purchased transportation. In addition, the Company has implemented productivity and efficiency programs that have reduced operating expenses.

         Purchased transportation has increased from 8.4% of revenues in 1995 to 8.8% in 1996. This is mainly due to an increase in the number of units hauled by owner-operators and by other carriers for the Company as part of an exchange program to improve the backhaul ratio.

         Interest expense for the year ended December 31, 1996 decreased to $10,720,000 compared to $11,260,000 in 1995. This decrease is primarily the result of reductions in long-term debt during the year due to debt repayments.

         The effective tax rate increased from approximately 41% of pre-tax income in 1995 to approximately 42% of pre-tax income in 1996. This increase was due to higher state taxes.

1995 Compared to 1994

         Revenues were $381,464,000 in 1995 compared to $297,236,000 in 1994, an increase of $84,228,000 or 28.3%. The significant increase in revenues was primarily attributable to the acquisition of Auto Haulaway which was completed in October 31, 1994. Auto Haulaway contributed revenues amounting to $123,426,000 in 1995. The additional revenues gained from the acquisition of Auto Haulaway were offset by decreased revenues from the Company's U. S. operations due to a decrease in vehicles delivered arising from a weaker U.S. auto market compared to 1994.

         The operating ratio for 1995 was 94.5%, compared to 90.3% in 1994. The increase was primarily due to decreases in vehicles delivered because of decreases in new vehicle production and sales. U. S. car and light truck sales for 1995 decreased approximately 2% from 1994 and Canada's car and light truck sales were approximately 7% below that of 1994. In addition, 1995 new vehicle production in Canada for Auto Haulaway's largest customer decreased approximately 22% from 1994, mainly due to model changeovers. New vehicle production in the U.S. and Canada during 1995 was impacted by numerous model changeovers as well as slower than expected ramp-up of production after the model changeovers at two of the Company's primary customers. As a result of the decline in new vehicle production and sales, the number of vehicles delivered by Auto Haulaway during 1995 decreased 13% compared to 1994.

         Salaries, wages and fringe benefits decreased from 53.1% of revenues in 1994 to 51.4% of revenues in 1995. This decrease as a percentage of revenue is primarily because Auto Haulaway utilizes approximately 200 owner-operators. Owner-operators are either paid a percentage of the revenues they generate or they receive normal driver pay plus a truck allowance, and amounts earned by the owner-operators are included as purchased transportation expense. Prior to the acquisition of Auto Haulaway, all of the Company's drivers were employees of the Company.

         Operating supplies and expenses as a percentage of revenues decreased from 17.3% in 1994 to 16.3% in 1995. This decrease is primarily attributable to the inclusion of a full year of Auto Haulaway's operating results as Auto Haulaway's owner-operators are responsible for all costs to operate their Rigs, so the operating supplies and expenses related to the vehicles delivered by the owner-operator are greatly reduced.

         Purchased transportation has increased from 3.2% of revenues in 1994 to 8.4% in 1995. As discussed above, this increase is the result of Auto Haulaway utilizing owner-operators to deliver vehicles.

         Depreciation and amortization expense increased from 5.5% of revenues in 1994 to 6.7% of revenues in 1995 mainly due to the acquisition of additional Rigs together with the additional goodwill amortization resulting from the acquisition of Auto Haulaway.

         Interest expense for the year ended December 31, 1995 increased to $11,260,000 compared to $5,462,000 in 1994. This increase was due to the increase in long-term debt resulting from the acquisition of Auto Haulaway and due to a rise in interest rates.

         The effective tax rate increased from approximately 40% of pre-tax income in 1994 to approximately 41% of pre-tax income in 1995. This increase was due to higher effective tax rates in Canada.

Liquidity and Capital Resources

         On October 31, 1994, the Company acquired all of the capital stock of Auto Haulaway for approximately $30 million. In connection with the Acquisition, the Company refinanced approximately $35 million of Auto Haulaway's long-term debt. The source of funds utilized for the payment of the purchase price and the debt refinancing was borrowings under the Company's revolving credit agreement and available cash on hand.

         The Company's sources of liquidity are funds provided by operations and borrowings under credit agreements with financial institutions.

         Net cash provided by operating activities totaled $39,621,000 for 1996 and $30,062,000 for 1995. This increase in cash flows from operations is mainly due to changes in working capital.

         Net cash used in investing activities totaled $33,026,000 and $18,031,000 for 1996 and 1995, respectively. This increase was primarily due to an increase in the number of new rigs that were acquired, modifications of existing equipment, and renovations and additions to terminal and maintenance facilities. This increase is also due to the Company investing funds held by its captive insurance company in short term investments.

         Net cash used in financing activities was $15,689,000 for 1996 versus $12,779,000 during 1995. These amounts include repayments of long-term debt of $57,691,000 in 1996 and $11,952,000 in 1995. During the first quarter of 1996, the Company issued $40,000,000 of senior subordinated notes, the proceeds of which were used to repay long-term debt.

         In February 1996, The Company issued $40,000,000 of senior subordinated notes ("Senior Notes") through a private placement. The Senior Notes mature February 1, 2003 and bear interest at 12% annually. Proceeds from the Senior Note were used to reduce borrowing under the Company's revolving credit and term loan agreement (the "Agreement"). In connection with the issuance of the Senior Notes, the Company refinanced the Agreement (the "Refinancing") to provide for the Senior Notes. In addition, a floating rate installment note payable in the amount of approximately $8,909,000 was amended and refinanced to allow for the Senior Notes, and the interest rate was changed from prime plus 2% to the LIBOR rate plus 2.25%.

         The Agreement enables the Company to borrow up to the lesser of $130,000,000 or the borrowing base amount, as defined in the Agreement. After the refinancing, annual commitment fees are .375% of the undrawn portion of the commitment. Amounts outstanding under the revolving portion of the Agreement, after giving consideration to the refinancing, mature February 1998, subject to one-year extensions, at which time the balance outstanding converts into a term loan which matures four years after the maturity date of the revolving portion of the Agreement. The interest rate for the Agreement is, at the Company's option, either (i) the bank's base rate, as defined, or (ii) the bank's Eurodollar rate, as defined, as determined at the date of each borrowing, plus an applicable margin.

         At December 31, 1996, the Company had a working capital surplus of approximately $708,000 compared to the 1995 working capital surplus of $7,164,000. The decrease is mainly due to the utilization of working capital to repay long-term debt. The Company believes that available borrowing under the revolving credit agreement, available cash and internally generated funds will be sufficient to support its working capital requirements for the foreseeable future.

Seasonality and Inflation

         The Company generally experiences its highest revenues during the second and fourth quarters of each calendar year due to the shipment of new models and because the first and third quarters are impacted by manufacturing plant downtime. During the past three years, inflation has not significantly affected the Company's results of operations.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial statements and supplementary data are set forth on page F-1 of this Report.

ITEM 9.         DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  NONE

                                    PART III

         Certain information required by Part III is omitted from this report in that the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such information does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning the Company's directors required by this
Item is incorporated by reference to the Company's Proxy Statement. The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I, Item 4, entitled "Executive Officers of the Registrant."

         The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is to be set forth in the Proxy Statement and is hereby incorporated by reference.

ITEM 11.        EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT.

         The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.

         (a)     The following documents are filed as part of this report:

                 (1)      Financial Statements:



                         INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----
         Report of Independent Public Accountants.........................   F-1
         Consolidated Balance Sheets at December 31, 1996 and 1995........   F-2
         Consolidated Statements of Operations for
          the Years Ended December 31, 1996, 1995 and 1994................   F-3
         Consolidated Statements of Changes in Stockholders'
          Equity for the Years Ended December 31, 1996, 1995 and 1994.....   F-4
         Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1996, 1995 and 1994..........................   F-5
         Notes to Consolidated Financial Statements.......................   F-6

                 (2)      Financial Statement Schedules:

                    INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                     Page
                                                                     ----
         Report of Independent Public Accountants.........................   S-1

         Schedule II - Valuation and Qualifying Accounts for the Years
         Ended December 31, 1996, 1995 and 1994...........................   S-2

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (b) Reports on Form 8-K - None.

         (c) Exhibits;

         Exhibit Index filed as part of this report                           22

EXHIBIT DESCRIPTION

(1)       3.1    Amended and Restated Articles of Incorporation of the Company.

(1)       3.2    Amended and Restated Bylaws of the Company.

(1)       4.1    Specimen Common Stock Certificate.

         10.1    Form of the Company's Employment Agreement with executive officers.

(1)      10.2    The Company's Long Term Incentive Plan dated July 1993.

(2)      10.3    The Company's 401(k) Retirement Plan and Defined Benefit Pension Plan and Trust.

(1)      10.4    Lease Agreement relating to the Company's main office between Allied and DELOS dated April 1,
                 1993, as amended.

         10.5    Form of 12% Senior Subordinated Notes due February 1, 2003.

         21.1    List of subsidiary corporations.

         23.1    Consent of Arthur Andersen LLP.

         24.1    Powers of Attorney.

         27.1    Financial Data Schedule (for SEC use only)

-----------------------

(1) Incorporated by reference from Registration Statement (File Number 33-66620) as filed with the Securities and Exchange Commission on July 28, 1993 and amended on September 2, 1993 and September 17, 1993 and deemed effective on September 29, 1993.

(2) Incorporated by reference from Registration Statement (File Number 33-76108) as filed with the SEC on March 4, 1994 and deemed effective on such date, and Annual Report on Form 10-K for the year ended December 31, 1993.

                                  SIGNATURES



       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALLIED HOLDINGS, INC.

Date: March 26, 1997                    By: /s/ Robert J. Rutland
                                           -------------------------------------
                                           Robert J. Rutland, Chairman and Chief
                                           Executive Officer




Date: March 26, 1997                    By: /s/ Mitchell Poole, Jr.
                                           -------------------------------------
                                           A. Mitchell Poole, Jr., President and
                                           Chief Operating Officer

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1996 AND 1995
                                  TOGETHER WITH
                                AUDITORS' REPORT

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Allied Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of ALLIED HOLDINGS, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Holdings, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP




Atlanta, Georgia
February 4, 1997

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                 (IN THOUSANDS)



                                     ASSETS

                                                                                 1996         1995
                                                                              ---------    ---------
CURRENT ASSETS:
    Cash and cash equivalents                                                 $   1,973    $  11,147
    Short-term investments                                                        8,520            0
    Receivables, net of allowance for doubtful accounts of $564 and $689 in
       1996 and 1995, respectively                                               22,673       22,690
    Inventories                                                                   4,096        4,184
    Prepayments and other current assets                                         11,940       12,400
                                                                              ---------    ---------
              Total current assets                                               49,202       50,421
                                                                              ---------    ---------

PROPERTY AND EQUIPMENT, NET                                                     132,552      134,873
                                                                              ---------    ---------

OTHER ASSETS:
    Goodwill, net                                                                22,081       23,568
    Notes receivable due from related parties                                       573          573
    Other                                                                         6,675        5,251
                                                                              ---------    ---------
                 Total other assets                                              29,329       29,392
                                                                              ---------    ---------
                 Total assets                                                 $ 211,083    $ 214,686
                                                                              =========    =========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt                                      $   2,275    $   4,368
    Trade accounts payable                                                       15,872       11,320
    Accrued liabilities                                                          30,347       27,569
                                                                              ---------    ---------
              Total current liabilities                                          48,494       43,257
                                                                              ---------    ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                          93,708      106,634
                                                                              ---------    ---------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                       3,621        3,698
                                                                              ---------    ---------
DEFERRED INCOME TAXES                                                             7,487        5,561
                                                                              ---------    ---------
OTHER LONG-TERM LIABILITIES                                                       1,064        2,514
                                                                              ---------    ---------
COMMITMENTS AND CONTINGENCIES (NOTES 5, 7, AND 8)
STOCKHOLDERS' EQUITY:
    Common stock, no par value; 20,000 shares authorized, 7,810 and 7,725
       shares outstanding at December  31, 1996 and 1995, respectively                0            0
    Additional paid-in capital                                                   43,657       42,977
    Retained earnings                                                            14,475       10,489
    Foreign currency translation adjustment, net of tax                            (743)        (444)
    Unearned compensation                                                          (680)           0
                                                                              ---------    ---------
              Total stockholders' equity                                         56,709       53,022
                                                                              ---------    ---------
              Total liabilities and stockholders' equity                      $ 211,083    $ 214,686
                                                                              =========    =========



  The accompanying notes are an integral part of these consolidated balance sheets.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)






                                                                         1996         1995         1994
                                                                      ---------    ---------    ---------
REVENUES                                                              $ 392,547    $ 381,464    $ 297,236
                                                                      ---------    ---------    ---------
OPERATING EXPENSES:
    Salaries, wages, and fringe benefits                                204,838      195,952      157,979
    Operating supplies and expenses                                      62,880       62,179       51,532
    Purchased transportation                                             34,533       32,084        9,486
    Insurance and claims                                                 16,849       16,022       12,043
    Operating taxes and licenses                                         16,122       16,564       14,301
    Depreciation and amortization                                        26,425       25,431       16,314
    Rent expenses                                                         4,975        5,354        3,214
    Communications and utilities                                          3,111        3,435        1,855
    Other operating expenses                                              4,219        3,522        1,781
                                                                      ---------    ---------    ---------
              Total operating expenses                                  373,952      360,543      268,505
                                                                      ---------    ---------    ---------
              Operating income                                           18,595       20,921       28,731
                                                                      ---------    ---------    ---------
OTHER INCOME (EXPENSE):
    Interest expense                                                    (10,720)     (11,260)      (5,462)
    Interest income                                                         603          707          312
                                                                      ---------    ---------    ---------
                                                                        (10,117)     (10,553)      (5,150)
                                                                      ---------    ---------    ---------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                         8,478       10,368       23,581

INCOME TAX PROVISION                                                     (3,557)      (4,222)      (9,393)
                                                                      ---------    ---------    ---------
INCOME BEFORE EXTRAORDINARY ITEM                                          4,921        6,146       14,188

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, net of income tax benefit of $573 and $2,072 for the years ended December 31,
    1996 and 1994, respectively                                            (935)           0       (2,627)
                                                                      ---------    ---------    ---------
NET INCOME                                                            $   3,986    $   6,146    $  11,561
                                                                      =========    =========    =========

PER COMMON SHARE:
    Income before extraordinary item                                  $    0.64    $    0.80    $    1.84
    Extraordinary loss on early extinguishment of
       debt                                                               (0.12)        0.00        (0.34)
                                                                      ---------    ---------    ---------
NET INCOME PER COMMON SHARE                                           $    0.52    $    0.80    $    1.50
                                                                      =========    =========    =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                7,725        7,725        7,725
                                                                      =========    =========    =========






 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                 (IN THOUSANDS)





                                                                                               FOREIGN
                                                     COMMON STOCK     ADDITIONAL  RETAINED     CURRENCY
                                                    ---------------    PAID-IN   EARNINGS    TRANSLATION     UNEARNED
                                                    SHARES   AMOUNT    CAPITAL   (DEFICIT)    ADJUSTMENT   COMPENSATION    TOTAL
                                                    ------   ------    -------   ---------    ----------   ------------    -----
BALANCE, DECEMBER 31, 1993                           7,725     $0     $42,977     $ (7,218)     $     0      $   0      $ 35,759

    Net income                                           0      0           0       11,561            0          0        11,561
    Foreign currency translation adjustment, net
       of income taxes of $978                           0      0           0            0       (1,485)         0        (1,485)
                                                     -----     --     -------     --------      -------      -----      --------
BALANCE, DECEMBER 31, 1994                           7,725      0      42,977        4,343       (1,485)         0        45,835

    Net income                                           0      0           0        6,146            0          0         6,146
    Foreign currency translation adjustment, net
       of income taxes of $701                           0      0           0            0        1,041          0         1,041
                                                     -----     --     -------     --------      -------      -----      --------
BALANCE, DECEMBER 31, 1995                           7,725     $0     $42,977     $ 10,489      $  (444)         0        53,022

    Net income                                           0      0           0        3,986            0          0         3,986
    Foreign currency translation adjustment, net
       of income taxes of $181                           0      0           0            0         (299)         0          (299)
    Restricted stock awards                             85      0         680            0            0       (680)            0
                                                     -----     --     -------     --------      -------      -----      --------
BALANCE, DECEMBER 31, 1996                           7,810     $0     $43,657     $ 14,475      $  (743)     $(680)     $ 56,709
                                                     =====     ==     =======     ========      =======      =====      ========



 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                 (IN THOUSANDS)




                                                                                1996         1995          1994
                                                                              --------     --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                $  3,986     $  6,146     $  11,561
                                                                              --------     --------     ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                        26,425       25,431        16,314
           Gain on sale of property and equipment                                  (13)         (57)         (401)
           Extraordinary loss on early extinguishment of debt, net                 935            0         2,627
           Deferred income taxes                                                 1,921        1,806         4,189
           Change in operating assets and liabilities, excluding effect of business acquired:
                 Receivables, net                                                   (9)       1,299        (3,155)
                 Inventories                                                        82          163           457
                 Prepayments and other current assets                              452         (444)          (95)
                 Trade accounts payable                                          4,565          645        (1,907)
                 Accrued liabilities                                             1,277       (4,927)       (1,482)
                                                                              --------     --------     ---------
                     Total adjustments                                          35,635       23,916        16,547
                                                                              --------     --------     ---------
                     Net cash provided by operating activities                  39,621       30,062        28,108
                                                                              --------     --------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                        (25,972)     (18,210)      (30,545)
    Proceeds from sale of property and equipment                                 3,447          768         1,032
    Purchase of business, net of cash acquired                                       0            0       (32,332)
    Increase in short-term investments                                          (8,520)           0             0
    Increase in the cash surrender value of life insurance                      (1,981)        (589)         (356)
                                                                              --------     --------     ---------
                     Net cash used in investing activities                     (33,026)     (18,031)      (62,201)
                                                                              --------     --------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt                                               (57,691)     (11,952)      (73,839)
    Proceeds from issuance of long-term debt                                    42,657            0       113,113
    Other, net                                                                    (655)        (827)       (1,243)
                                                                              --------     --------     ---------
                     Net cash (used in) provided by financing
                     activities                                                (15,689)     (12,779)       38,031
                                                                              --------     --------     ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                       (80)         183          (137)
                                                                              --------     --------     ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (9,174)        (565)        3,801

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  11,147       11,712         7,911
                                                                              --------     --------     ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $  1,973     $ 11,147     $  11,712
                                                                              ========     ========     =========




  The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995, AND 1994



 1.   ORGANIZATION AND OPERATIONS

      Allied Holdings, Inc. (the "Company"), a Georgia corporation, is a holding company which operates through its wholly owned subsidiaries. The principal subsidiary of the Company is Allied Automotive Group, Inc. ("Allied Automotive Group"), a Georgia corporation. Allied Automotive Group is comprised of Allied Systems, Ltd. ("Allied Systems"), a Georgia limited partnership, Auto Haulaway, Inc. ("Auto Haulaway"), an Ontario, Canada corporation, Inter Mobile, Inc. ("Inter Mobile"), Legion Transportation, Inc. ("Legion"), and Auto Haulaway Releasing Services
      (1981) Limited ("Releasing"). Allied Systems and Auto Haulaway are engaged in the business of transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. The Company acquired all of the outstanding capital stock of Auto Haulaway on October 31, 1994 (Note 2). Currently, Inter Mobile, Legion, and Releasing are not significant to the consolidated financial position or results of operations of the Company.

      During 1996, the Company incorporated Axis Group, Inc. ("Axis Group"). Axis Group provides logistics solutions to the finished vehicle, service, and aftermarket parts segments of the automotive market. Axis Group identifies new and innovative methods of distribution as well as better use of traditional and emerging technologies to help customers solve the most complex transportation, inventory management, and logistics problems.

      The Company has three other operating subsidiaries, Allied Industries, Inc. ("Allied Industries"), Haul Insurance Limited ("Haul"), and Link Information Systems, Inc. ("Link"). These subsidiaries provide services to Allied Systems, Auto Haulaway, and the other subsidiaries of the Company. Allied Industries provides administrative, financial, risk management, and other related services. During December 1995, the Company incorporated Haul as a captive insurance company. Haul was formed for the purpose of insuring general liability, automobile liability, and workers' compensation for the Company. Link, which was incorporated in 1996, provides information systems hardware, software, and support.

 2.   ACQUISITION OF AUTO HAULAWAY

      On October 31, 1994, the Company acquired all of the outstanding capital stock of Auto Haulaway for approximately $30 million. The acquisition has been accounted for under the purchase method, and accordingly, the operating results of Auto Haulaway have been included in the accompanying financial statements since the date of the acquisition.

      In connection with the acquisition, the Company refinanced approximately $35 million of Auto Haulaway's long-term debt which resulted in an extraordinary loss on the extinguishment of the debt of approximately $2.6 million, net of income taxes of approximately $2.1 million. The source of funds utilized for the payment of the purchase price and the debt refinancing were borrowings under the Company's revolving credit agreement and available cash on hand.

      The following unaudited pro forma results of operations for the year ended December 31, 1994 assume that the acquisition of Auto Haulaway had occurred on January 1, 1994. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition of Auto Haulaway had been consummated on January 1, 1994. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations (in thousands, except per share data).


                                                                   December 31,
                                                                      1994
                                                                   ------------
                      Revenues                                      $410,631
                      Operating income                                35,245
                      Income before extraordinary item                14,871
                      Net income                                      12,244
                      Income per share before extraordinary item    $   1.93
                      Net income per share                          $   1.58
                      Average shares outstanding                       7,725



 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

      FOREIGN CURRENCY TRANSLATION

      The assets and liabilities of the Company's Canadian subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as a separate component of stockholders' equity, net of related income taxes.

      REVENUE RECOGNITION

      Substantially all revenue is derived from transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Revenue is recorded by the Company when the vehicles are delivered to the dealerships.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

      INVENTORIES

      Inventories consist primarily of tires, parts, materials, and supplies for servicing the Company's tractors and trailers. Inventories are recorded at the lower of cost (on a first-in, first-out basis) or market.

      PREPAYMENTS AND OTHER CURRENT ASSETS

      Prepayments and other current assets consist of the following at December 31, 1996 and 1995 (in thousands):

                                                         1996       1995
                                                       -------    -------
                     Tires on tractors and trailers    $ 6,785    $ 5,944
                     Prepaid insurance                   2,572      3,192
                     Other                               2,583      3,264
                                                       -------    -------
                                                       $11,940    $12,400
                                                       =======    =======

      TIRES ON TRACTORS AND TRAILERS

      Tires on tractors and trailers are capitalized and amortized to operating supplies and expenses on a cents per mile basis.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed currently. Depreciation is provided using the straight-line method for financial reporting and accelerated methods for income tax purposes. The detail of property and equipment at December 31, 1996 and 1995 is as follows (in thousands):

                                                          1996        1995      USEFUL LIVES
                                                        --------    --------    -------------
      Tractors and trailers                             $181,841    $164,422    4 to 10 years
      Buildings and facilities (including leasehold
          improvements)                                   23,679      22,951    4 to 25 years
      Land                                                 9,953       9,999
      Furniture, fixtures, and equipment                  10,520       9,745    3 to 10 years
      Service cars and equipment                           1,175       1,330    3 to 10 years
                                                        --------    --------
                                                         227,168     208,447
      Less accumulated depreciation and
          amortization                                    94,616      73,574
                                                        --------    --------
                                                        $132,552    $134,873
                                                        ========    ========


      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                      1996       1995        1994
                                                                      ----       ----        ----
      Cash paid during the year for interest                        $ 8,514     $11,470    $ 3,738
      Cash paid during the year for income taxes,
         net of refunds                                                (280)      1,364      6,205
      Liabilities assumed in connection with
         business acquired                                                0           0     48,261
      Capital lease obligations terminated                                0           0      4,093

      GOODWILL

      The acquisition of Auto Haulaway resulted in goodwill of approximately $23,425,000. Goodwill related to the acquisition is being amortized on a straight-line basis over 20 years. Other goodwill is being amortized on a straight-line basis over ten years. Amortization (included in depreciation and amortization expense) for the years ended December 31, 1996, 1995, and 1994 amounted to approximately $1,541,000, $1,407,000, and $607,000, respectively. Accumulated amortization was approximately $5,623,000 and $4,082,000 at December 31, 1996 and 1995, respectively. The Company periodically evaluates the realizability of goodwill based upon expectations of nondiscounted cash flows and operating income for each subsidiary having a material goodwill balance. The Company believes no impairment of goodwill exists at December 31, 1996.

      CASH SURRENDER VALUE OF LIFE INSURANCE

      The Company maintains life insurance policies for certain employees of the Company. Under the terms of the policies, the Company will receive, upon the death of the insured, the lesser of aggregate premiums paid or the face amount of the policy. Any excess proceeds over premiums paid are remitted to the employee's beneficiary. The Company records the increase in cash surrender value each year as a reduction of premium expense. The Company has recorded approximately $4,127,000 and $2,146,000 of cash surrender value as of December 31, 1996 and 1995, respectively, included in other assets on the accompanying balance sheets.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures About Fair Value of Financial Instruments," requires disclosure of the following information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

      The amounts disclosed represent management's best estimates of fair value. In accordance with SFAS No. 107, the Company has excluded certain financial instruments and all other assets and liabilities from its disclosure. Accordingly, the aggregate fair value amounts presented are not intended to, and do not, represent the underlying fair value of the Company.

      The methods and assumptions used to estimate fair value are as follows:

               CASH AND CASH EQUIVALENTS

               The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

               SHORT-TERM INVESTMENTS

               The Company's short-term investments are comprised of debt securities, all classified as trading securities, which are carried at their fair value based upon the quoted market prices of those investments. Accordingly, net realized and unrealized gains and losses on trading securities are included in net earnings.

               LONG-TERM DEBT

               The carrying amount approximates fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

               INTEREST RATE CAP AGREEMENTS

               The Company has entered into several interest rate protection agreements which expire at various dates through February 1999. The agreements protect outstanding floating rate debt at varying amounts ranging from $47,000,000 in 1996 to $33,000,000 in 1999.
               Under the agreements, the Company is reimbursed when actual interest rates exceed a limit, as defined. The limit, based primarily upon the 90-day LIBOR, ranges from 6.5% to 8% over the protection period and certain of the agreements limit the reimbursement if actual LIBOR exceeds a specified rate. The fair value of the interest rate cap agreements is the amount at which they could be settled, based on estimates obtained from brokers.

      The asset and (liability) amounts recorded in the balance sheet and the estimated fair values of financial instruments at December 31, 1996 consisted of the following (in thousands):


                                                CARRYING       FAIR
                                                 AMOUNT        VALUE
                                               --------     --------
               Cash and cash equivalents       $  1,973     $  1,973
               Short-term investments             8,520        8,520
               Long-term debt                   (95,983)     (95,983)
               Interest rate cap agreements         309            0

      ACCRUED LIABILITIES

      Accrued liabilities consist of the following at December 31, 1996 and 1995 (in thousands):


                                                 1996        1995
                                                -------    -------
               Wages and benefits               $12,566    $14,540
               Claims and insurance reserves     13,145      9,649
               Other                              4,636      3,380
                                                -------    -------
                                                $30,347    $27,569
                                                =======    =======

      CLAIMS AND INSURANCE RESERVES

      In the United States, the Company retains liability up to $500,000 for each claim for automobile, workers' compensation, and general liability, including personal injury and property damage claims. In addition to the $500,000 per occurrence deductible for automobile liability, there is a $250,000 aggregate deductible for those claims which exceed the $500,000 per occurrence deductible. In addition, the Company retains liability up to $250,000 for each cargo damage claim. In Canada, the Company retains liability up to CDN $100,000 for each claim for personal injury, property damage, and cargo damage. The estimated costs of all known and potential losses are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims.

      INCOME TAXES

      The Company follows the practice of providing for income taxes based on SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns (Note 4).

      EARNINGS PER SHARE

      Earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the years presented. The dilutive effect of equivalent shares derived from stock options and restricted stock was less than 3% for 1996 and 1995, and therefore, the equivalent shares were not included in the computation of earnings per share.

      RECLASSIFICATION

      Certain amounts in the December 31, 1995 and 1994 financial statements have been reclassified to conform to the current year presentation.

 4.   INCOME TAXES

      For all periods presented, the accompanying financial statements reflect provisions for income taxes computed in accordance with the requirements of SFAS No. 109.

      The following summarizes the components of the income tax provision (in thousands):


                                              1996        1995         1994
                                             -------     -------     ------
               Current:
                   Federal                   $   369     $   571     $3,991
                   State                         269         177        607
                   Foreign                       932       1,989        325

               Deferred:
                   Federal                     4,365       3,371      3,599
                   State                         646         422        630
                   Foreign                    (3,024)     (2,308)       241
                                             -------     -------     ------
               Total income tax provision    $ 3,557     $ 4,222     $9,393
                                             =======     =======     ======

      The provision for income taxes differs from the amounts computed by applying federal statutory rates due to the following (in thousands):


                                                                      1996        1995        1994
                                                                     -------     -------     ------
      Provision computed at the federal statutory
           rate                                                      $ 2,883     $ 3,525     $8,018
      State income taxes, net of federal income tax
           benefit                                                       604         415        943
      Insurance premiums, net of recovery                               (115)         54         42
      Earnings in jurisdictions taxed at rates different from the
          statutory U.S. federal rate                                   (494)       (252)         0
      Other, net                                                         679         480        390
                                                                     -------     -------     ------
      Income tax provision                                           $ 3,557     $ 4,222     $9,393
                                                                     =======     =======     ======

      The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 1996 and 1995 is as follows (in thousands):


                                                                  1996          1995
                                                                --------     --------
               Noncurrent deferred tax assets (liabilities):
                      Tax carryforwards                         $  3,623     $  1,775
                      Postretirement benefits                      1,501        1,535
                      Depreciation and amortization              (13,823)     (10,085)
                      Other, net                                   1,212        1,214
                                                                --------     --------
               Net noncurrent deferred tax liability              (7,487)      (5,561)
                                                                --------     --------
               Current deferred tax assets (liabilities):
                      Tires on tractors and trailers              (2,615)      (2,244)
                      Liabilities not currently
                          deductible                               2,470        3,881
                      Other, net                                     498         (511)
                                                                --------     --------
               Net current deferred tax asset                        353        1,126
                                                                --------     --------
               Net deferred tax liabilities                     $ (7,134)    $ (4,435)
                                                                ========     ========

      The Company has certain tax carryforwards available to offset future income taxes consisting of net operating losses that expire from 2002 to 2012, foreign tax credits that expire from 2001 to 2002, and alternative minimum tax credits that have no expiration dates.

      Management believes that a valuation allowance is not considered necessary based upon the Company's earnings history, the projections for future taxable income and other relevant considerations over the periods during which the deferred tax assets are deductible.


 5.   LEASE COMMITMENTS

      RELATED PARTIES

      Prior to December 1995, the Company leased automobiles and service trucks from a related party under leases generally having one-year to three-year lease terms at fixed monthly rental rates. In addition, the Company leases office space from a related party under a lease which expires in 2003. Rental expenses under these noncancelable leases amounted to approximately $1,030,000 in 1996, $1,652,000 in 1995, and $1,398,000 in 1994. In the
      opinion of management, the terms of these leases are as favorable as those which could be obtained from unrelated lessors.

      UNRELATED PARTIES

      The Company leases equipment and certain terminal facilities from unrelated parties under noncancelable operating lease agreements which expire in various years through 2003. Rental expenses under these leases amounted to approximately $3,245,000, $1,796,000, and $454,000 in 1996, 1995, and 1994, respectively.

      The Company also leases certain terminal facilities and revenue equipment from unrelated parties under cancelable leases (i.e., month-to-month terms). The total rental expenses under these leases were approximately $2,142,000, $1,965,000, and $1,973,000 for the years ended December 31,
      1996, 1995, and 1994, respectively.

      Future minimum rental commitments under all noncancelable operating lease agreements, excluding lease agreements that expire within one year, are as follows as of December 31, 1996 (in thousands):


                                                              RELATED
                                                               PARTY        OTHER         TOTAL
                                                               ------       ------        -------
                         1997                                  $1,061       $2,840        $ 3,901
                         1998                                   1,093        2,563          3,656
                         1999                                   1,126        1,750          2,876
                         2000                                   1,159          812          1,971
                         2001                                   1,194          618          1,812
                         Thereafter                             1,540        1,052          2,592
                                                               ------       ------        -------
                                       Total                   $7,173       $9,635        $16,808
                                                               ======       ======        =======


 6.   LONG-TERM DEBT

      Long-term debt consisted of the following at December 31, 1996 and 1995 (in thousands):


                                                                                     1996          1995
                                                                                  ---------     ---------
      Revolving credit and term loan agreement                                    $  49,348     $ 100,000

      Senior subordinated notes                                                      40,000             0

      Floating rate installment note payable with interest at LIBOR plus 2.25%
      (8.48% at December 31, 1996)                                                    6,635         8,909

      Fixed rate installment note payable bearing interest at 10%                         0         2,093
                                                                                  ---------     ---------
                                                                                     95,983       111,002

      Less current maturities of long-term debt                                      (2,275)       (4,368)
                                                                                  ---------     ---------
                                                                                  $  93,708     $ 106,634
                                                                                  =========     =========

      In February 1996, the Company issued $40,000,000 of senior subordinated notes ("Senior Notes") through a private placement. The Senior Notes mature February 1, 2003 and bear interest at 12% annually. Proceeds from the Senior Notes were used to reduce borrowings under the Company's revolving credit and term loan agreement (the "Agreement"). In connection with the issuance of the Senior Notes, the Company refinanced the Agreement (the "Refinancing") to provide for the Senior Notes. In addition, the floating rate installment note payable was amended and refinanced to allow for the Senior Notes, and the interest rate was changed from prime plus 2% to the LIBOR plus 2.25%.

      The Agreement enables the Company to borrow up to the lesser of $130,000,000 or the borrowing base amount, as defined in the Agreement. After the Refinancing, annual commitment fees are .375% of the undrawn portion of the commitment. Amounts outstanding under the revolving portion of the Agreement, after giving consideration to the Refinancing, mature February 1998, subject to one-year extensions, at which time the balance outstanding converts into a term loan which matures four years after the maturity date of the revolving portion of the Agreement. The interest rate for the Agreement is, at the Company's option, either (1) the bank's base rate, as defined, or (2) the bank's Eurodollar rate, as defined, as determined at the date of each borrowing, plus an applicable margin.

      The Agreement is unsecured and contains restrictive covenants which, among other things, limit indebtedness and distributions, require certain cash flow and leverage ratios to be maintained, and require a minimum consolidated tangible net worth, as defined.

      After the Refinancing, and assuming that the extension of the revolving portion of the Agreement is not exercised, future maturities of long-term debt are as follows at December 31, 1996 (in thousands):


                     1997                                           $ 2,275
                     1998                                            12,144
                     1999                                            11,956
                     2000                                             9,870
                     2001                                             7,403
                     Thereafter                                      52,335
                                                                    -------
                                                                    $95,983
                                                                    =======

      At December 31, 1996, the weighted average interest rate on borrowings under the revolving credit agreement was 7.3%, and approximately $8,520,000 was committed under letters of credit. At December 31, 1996, the Company had available borrowings under the Agreement of approximately $48,000,000.

      Property and equipment with a net book value of approximately $10,348,000 at December 31, 1996 are secured as collateral under an installment note payable.

 7.   EMPLOYEE BENEFITS

      PENSION PLANS

      The Company maintains the Allied Defined Benefit Pension Plan, a trusteed noncontributory defined benefit pension plan for management and office personnel in the United States, and the Pension Plan for Employees of Auto Haulaway, Inc. and Associated Companies for management and office personnel in Canada (the "Plans"). Under the Plans, benefits are paid to eligible employees upon retirement based primarily on years of service and compensation levels at retirement. Contributions to the Plans reflect benefits attributed to employees' services to date and services expected to be rendered in the future. The Company's funding policy is to contribute annually at a rate that is intended to fund future service benefits as a level percentage of pay and past service benefits over a 30-year period.

      The following table sets forth the Plans' status and amounts recognized in the Company's balance sheets as of December 31, 1996 and 1995 (in thousands):


                                                                                    1996         1995
                                                                                  --------     --------
      Actuarial present value of benefit obligations:
          Accumulated benefit obligation, including vested
             benefits of $16,444 and $15,046 in 1996 and
             1995, respectively                                                   $ 16,810     $ 15,349
                                                                                  ========     ========

      Projected benefit obligation                                                $ 21,438     $ 19,609
      Plan assets at fair value                                                     19,052       17,106
                                                                                  --------     --------
      Projected benefit obligation in excess of plan assets                         (2,386)      (2,503)
      Unrecognized net loss                                                          2,787        3,180
      Unrecognized prior service cost                                                 (472)        (508)
      Unrecognized net transition asset being recognized over approximately 15
         years                                                                        (270)        (312)
                                                                                  --------     --------
      Accrued pension cost recognized in the consolidated balance sheets          $   (341)    $   (143)
                                                                                  ========     ========

      The net periodic pension cost consisted of the following components for the years ended December 31, 1996, 1995, and 1994 (in thousands):


                                                                      1996         1995          1994
                                                                     -------      -------      -------
      Service cost for benefits earned during the period             $   993      $   732      $   826
      Interest cost on projected benefit obligation                    1,523        1,336          972
      Actual (gain) loss on plan assets                               (2,226)      (2,522)          69
      Net amortization and deferral of actuarial gains and losses        713        1,169       (1,149)
                                                                     -------      -------      -------
      Net periodic pension cost                                      $ 1,003      $   715      $   718
                                                                     =======      =======      =======

      The following assumptions were used:

                                                                      1996         1995         1994
                                                                     -------      -------      -------
      Weighted average discount rate                                    7.75%         7.5%         8.5%
      Increase in future compensation levels                         3.5-6.0      3.5-6.0      3.5-6.0
      Expected long-term rate of return on assets--United
          States                                                        10.0         10.0         10.0
      Expected long-term rate of return on assets--Canada                7.5          7.5          7.5

      At December 31, 1996, plan assets consisted primarily of U.S. and international corporate bonds and stocks, convertible equity securities, and U.S. and Canadian government securities.

      A substantial number of the Company's employees are covered by union-sponsored, collectively bargained, multiemployer pension plans. The Company contributed and charged to expense approximately $11,444,000, $10,916,000, and $8,350,000 for the years ended December 31, 1996, 1995, and 1994, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man-hours worked.

      401(K) PLAN

      The Company has a 401(k) plan covering all of its employees in the United States. Prior to July 1, 1993, the Company did not contribute to this plan; however, the Company did incur the cost of administering this plan. The Company's administrative expense for the 401(k) plan was approximately $165,000, $160,000, and $221,000 in fiscal years 1996, 1995, and 1994, respectively. Beginning July 1, 1993, the Company contributes the lesser of 3% of participant wages or $1,000 per year for each nonbargaining unit participant of the plan. The Company contributed approximately $225,000, $225,000, and $183,000 to the plan during the years ended December 31, 1996, 1995, and 1994, respectively.

      POSTRETIREMENT BENEFIT PLANS

      The Company provides certain health care and life insurance benefits for eligible employees who retired prior to July 1, 1993 and their dependents. Generally, the medical plan pays a stated percentage of most medical expenses reduced for any deductibles and payments by government programs or other group coverage. The life insurance plan pays a lump-sum death benefit based on the employee's salary at retirement. The plans are unfunded. Employees retiring after July 1, 1993 are not entitled to any postretirement medical or life insurance benefits.

      The following table sets forth the status of the plan reconciled to the accrued postretirement benefit cost recognized in the Company's balance sheets at December 31, 1996 and 1995 (in thousands):


                                                                            1996         1995
                                                                          -------     -------
               Accumulated postretirement benefit obligation, retirees    $ 3,586     $ 4,111
               Unrecognized net gain (loss)                                   338        (155)
                                                                          -------     -------
               Accrued postretirement benefit cost                          3,924       3,956
               Less current portion                                          (303)       (258)
                                                                          -------     -------
                                                                          $ 3,621     $ 3,698
                                                                          =======     =======

      Net periodic benefit cost for 1996, 1995 and 1994 included the following components (in thousands):


                                                                      1996    1995    1994
                                                                      ----    ----    ----
               Service cost of benefits earned                        $  0    $  0    $  0
               Interest cost on accumulated postretirement benefit
                   obligation                                          260     308     325
                                                                      ----    ----    ----
               Net periodic postretirement benefit cost               $260    $308    $325
                                                                      ====    ====    ====

      Assumptions used in the computation of the accumulated postretirement benefit obligation and net periodic benefit cost are as follows:


                                                                          1996      1995       1994
                                                                         -----      ----       ----
               Discount rate                                              7.75%      7.5%       8.5%
               Initial health care cost trend rate                       10.25      11.0       12.5
               Ultimate health care cost trend rate                        5.5       5.5        5.5
               Year ultimate health care cost trend rate reached          2003      2003       2003

      If the health care cost trend rate were increased 1%, the accumulated postretirement benefit obligation as of December 31, 1996 would have increased by approximately $177,000. The effect of this change on the periodic postretirement benefit cost for 1996 would be approximately $13,000.

      A substantial number of the Company's employees are covered by union-sponsored, collectively bargained, multiemployer health and welfare benefit plans. The Company contributed and charged to expense approximately $14,811,000, $13,723,000, and $11,700,000 in 1996, 1995, and
      1994, respectively, in connection with these plans. These required contributions are determined in accordance with the provisions of negotiated labor contracts and are for both active and retired employees.


 8.   COMMITMENTS AND CONTINGENCIES

      The Company is involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

      The Company has entered into employment agreements with certain executive officers of the Company. The agreements, which are substantially similar, provide for compensation to the officers in the form of annual base salaries and bonuses based on earnings. The employment agreements also provide for severance benefits upon the occurrence of certain events, including a change in control, as defined.


 9.   REVENUES FROM MAJOR CUSTOMERS

      Substantially all of the Company's trade receivables and revenues are realized through the automotive industry.

      In 1996, 1995, and 1994, approximately 81%, 80%, and 77%, respectively, of the Company's revenues were derived from three customers, one of which, Ford Motor Company ("Ford"), accounted for approximately 53%, 52%, and 58% of revenues, respectively.

      The Company had accounts receivable from Ford of approximately $8,964,000 and $8,081,000 at December 31, 1996 and 1995, respectively.


10.   INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

      The Company operates in one industry segment: transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automotive dealerships. Prior to the acquisition of Auto Haulaway on October 31, 1994, the Company only operated in the United States. Auto Haulaway operates in Canada. Geographic financial information for 1996, 1995 and 1994 is as follows (in thousands):


                                                                    1996           1995            1994
                                                                  --------       --------        --------
                Revenues:
                    United States                                 $264,909       $258,038        $274,293
                    Canada                                         127,638        123,426          22,943
                                                                  --------       --------        --------
                                                                  $392,547       $381,464        $297,236
                                                                  ========       ========        ========

                Operating income (loss):
                    United States                                 $ 19,129       $ 19,821        $ 27,141
                    Canada                                            (534)         1,100           1,590
                                                                  --------       --------        --------
                                                                  $ 18,595       $ 20,921        $ 28,731
                                                                  ========       ========        ========

                Identifiable assets:
                    United States                                 $133,618       $136,948        $139,179
                    Canada                                          77,465         77,738          79,627
                                                                  --------       --------        --------
                                                                  $211,083       $214,686        $218,806
                                                                  ========       ========        ========


11.   STOCKHOLDERS' EQUITY

      The Company has authorized 5,000,000 shares of preferred stock with no par value. No shares have been issued, and therefore, there were no shares outstanding at December 31, 1996 and 1995. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

      In addition, the Company adopted a long-term incentive plan which allows the issuance of grants or awards of incentive stock options, restricted stock, stock appreciation rights, performance units, and performance shares to employees and directors of the Company to acquire up to 400,000 shares of the Company's common stock.

      During December 1996, the Company granted 85,000 shares of restricted stock to certain employees of the Company. In connection with the award of the restricted stock, the Company recorded $680,000 of unearned compensation in the accompanying balance sheets which will be amortized over five years, the vesting period of the restricted stock.

      In addition, the Company has granted nonqualified stock options under the long-term incentive plan. Options granted become exercisable after one year in 20% or 33 1/3% increments per year and expire ten years from the date of the grant. Approximately 41,867 options were exercisable at December 31, 1996.


                                                                                                    OPTION PRICE
                                                                                     SHARES          (PER SHARE)
                                                                                     ------          -----------
       Outstanding as of January 1, 1995                                               8,550               $11.75
           Granted                                                                   128,500                 9.50
           Exercised                                                                       0                  N/A
           Lapsed                                                                          0                  N/A
                                                                                     -------         ------------
       Outstanding as of December 31, 1995                                           137,050         $9.50-$11.75
           Granted                                                                    34,000                 9.00
           Exercised                                                                       0                  N/A
           Lapsed                                                                          0                  N/A
                                                                                     -------         ------------
       Outstanding as of December 31, 1996                                           171,050         $9.00-$11.75
                                                                                     =======         ============


      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the long-term incentive plan. If the Company had elected to recognize compensation cost for the long-term incentive plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below at December 31, 1996 and 1995 (in thousands, except per share data):


                                          1996          1995
                                          ----          ----
               Net income:
                   As reported        $   3,986    $   6,146
                   Pro forma              3,844        6,136

               Earnings per share:
                   As reported        $    0.52    $    0.80
                   Pro forma               0.50         0.79

      The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995: dividend yield of 0%, expected volatility of 34%, a risk-free interest rate of 5.7%, and an expected holding period of five years.

12.   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                 1996
                                                           ----------------------------------------------
                                                           FIRST          SECOND      THIRD        FOURTH
                                                           -----          ------      -----        ------
                                                                              (IN THOUSANDS,
                                                                        EXCEPT PER SHARE AMOUNTS)

               Revenues                                    $ 93,396     $107,169    $ 87,609     $104,373
               Operating income                               3,090        7,965         987        6,553
               Income (loss) before extraordinary item*         360        3,098        (936)       2,399
               Income (loss) per share before
                   extraordinary item*                     $   0.05     $   0.40    $  (0.12)    $   0.31
               Net income (loss)                               (575)       3,098        (936)       2,399
               Net income (loss) per share                 $  (0.07)    $   0.40    $  (0.12)    $   0.31
               Average shares outstanding                     7,725        7,725       7,725        7,725
               Stock prices:
                   High                                    $  9.875     $ 10.500    $ 10.625     $ 10.500
                   Low                                        7.750        7.750       8.375        7.000



                                                                   1995
                                                -------------------------------------------
                                                FIRST       SECOND      THIRD        FOURTH
                                                -----       ------      -----        ------
                                                                (IN THOUSANDS,
                                                          EXCEPT PER SHARE AMOUNTS)

               Revenues                       $101,062    $102,252    $ 82,192     $95,958
               Operating income                  6,265       7,617         632       6,407
               Net income (loss)                 2,063       2,848      (1,182)      2,417
               Net income (loss) per share    $   0.27    $   0.37    $  (0.15)    $  0.31
               Average shares outstanding        7,725       7,725       7,725       7,725
               Stock prices:
                   High                       $ 12.500    $ 11.000    $ 11.750     $10.000
                   Low                           9.750       8.500       7.250       7.375

      * During the first quarter of 1996, the Company recorded an extraordinary loss on extinguishment of debt of approximately $935,000, net of taxes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To the Stockholders of
Allied Holdings, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in ALLIED HOLDINGS, INC.'S 1996 annual report to shareholders and this Form 10K, and have issued our report thereon dated February 4, 1997. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in
Item 14 of this Form 10-K is the responsibility of the Company' management, is presented for purposes of complying with the Securities and Exchange Commissions rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.








Atlanta, Georgia
February 4, 1997

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES


                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                 (IN THOUSANDS)


                                                                        ADDITIONS
                                                      BALANCE AT       CHARGED TO                         BALANCE
                  CLASSIFICATION                       BEGINNING        COSTS AND                         AT END
                                                       OF PERIOD        EXPENSES        DEDUCTIONS        OF YEAR
---------------------------------------------------   ---------------  ---------------  ---------------- -----------
YEAR ENDED DECEMBER 31, 1996:
    Allowance for doubtful accounts                        $689           $    0          $(125)(a)          $564

YEAR ENDED DECEMBER 31, 1995:
    Allowance for doubtful accounts                         585              104              0               689

YEAR ENDED DECEMBER 31, 1994:
    Allowance for doubtful accounts                         425              160              0               585










                    (a) Write-off of uncollectible accounts.