Form 10-Q
period 1997-03-31
ALLIED HOLDINGS INC
filed 1997-05-13
CIK 909950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTION OF 1934 - FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the transition period from _______________ to
       ______________________

       Commission File Number: 0-22276

                              ALLIED HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           GEORGIA                                     58-0360550
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

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

Outstanding common stock, No par value at May 1, 1997..................7,810,000

                TOTAL NUMBER OF PAGES INCLUDED IN THIS REPORT: 11

                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION

                                                                            PAGE
ITEM 1:  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 1997 and
           December 31, 1996 ................................................. 3

         Consolidated Statements of Operations for the Three
           Month Periods Ended March 31, 1997 and 1996 ....................... 4

         Consolidated Statements of Cash Flows for the Three
           Month Periods Ended March 31, 1997 and 1996 ....................... 5

         Notes to Consolidated Financial Statements .......................... 6


ITEM 2
         Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................... 7


                                     PART II

                                OTHER INFORMATION


ITEM 6

         Exhibits and Reports on Form 8-K ....................................10

         Signature Page ......................................................11

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                 MARCH 31          DECEMBER 31
                                                                                   1997                1996
                                                                               -----------         -----------
                                                                               (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                               $   2,685           $   1,973
        Short-term investments                                                     10,524               8,520
        Receivables, net of allowance for doubtful accounts                        28,858              22,673
        Inventories                                                                 3,638               4,096
        Prepayments and other current assets                                       14,393              11,940
                                                                                ---------           ---------
                              Total current assets                                 60,098              49,202
                                                                                ---------           ---------

PROPERTY AND EQUIPMENT, NET                                                       129,654             132,552
                                                                                ---------           ---------

OTHER ASSETS:
        Goodwill, net                                                              21,539              22,081
        Notes receivable due from related parties                                     573                 573
        Other                                                                       7,268               6,675
                                                                                ---------           ---------
                              Total other assets                                   29,380              29,329
                                                                                ---------           ---------
                              Total assets                                      $ 219,132           $ 211,083
                                                                                =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Current maturities of long-term debt                                    $   5,170           $   2,275
        Trade accounts payable                                                     12,957              15,872
        Accrued liabilities                                                        34,363              30,347
                                                                                ---------           ---------
                              Total current liabilities                            52,490              48,494
                                                                                ---------           ---------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                            98,799              93,708
                                                                                ---------           ---------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                         3,609               3,621
                                                                                ---------           ---------

DEFERRED INCOME TAXES                                                               6,788               7,487
                                                                                ---------           ---------

OTHER LONG-TERM LIABILITIES                                                           843               1,064
                                                                                ---------           ---------

STOCKHOLDERS' EQUITY:
        Common stock, no par value; 20,000 shares authorized, 7,810
                  shares outstanding                                                    0                   0
        Additional paid-in capital                                                 43,657              43,657
        Retained earnings                                                          14,673              14,475
        Foreign currency translation adjustment, net of tax                        (1,081)               (743)
        Unearned compensation                                                        (646)               (680)
                                                                                ---------           ---------
                              Total stockholders' equity                           56,603              56,709
                                                                                ---------           ---------
                              Total liabilities and stockholders' equity        $ 219,132           $ 211,083
                                                                                =========           =========

              The accompanying notes are an integral parts of these
                          consolidated balance sheets.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                       FOR THE THREE MONTHS ENDED
                                                                MARCH 31
                                                       --------------------------
                                                           1997          1996
                                                           ----          ----
REVENUES                                                 $ 96,393      $ 93,396
                                                         --------      --------

OPERATING EXPENSES:
     Salaries, wages and fringe benefits                   51,942        50,633
     Operating supplies and expenses                       15,256        14,862
     Purchased transportation                               8,950         7,861
     Insurance and claims                                   3,809         3,746
     Operating taxes and licenses                           3,858         3,886
     Depreciation and amortization                          6,847         6,405
     Rents                                                  1,231         1,249
     Communications and utilities                             770           930
     Other operating expenses                                 924           734
                                                         --------      --------
               Total operating expenses                    93,587        90,306
                                                         --------      --------
               Operating income                             2,806         3,090
                                                         --------      --------

OTHER INCOME (EXPENSE):
     Interest expense                                      (2,616)       (2,668)
     Interest income                                          152           181
                                                         --------      --------
                                                           (2,464)       (2,487)
                                                         --------      --------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                                     342           603

INCOME TAX PROVISION                                         (144)         (243)
                                                         --------      --------

INCOME BEFORE EXTRAORDINARY ITEM                              198           360

EXTRAORDINARY LOSS ON EARLY
    EXTINGUISHMENT OF DEBT, NET OF
    INCOME TAX BENEFIT OF $573                                  0          (935)
                                                         --------      --------

NET INCOME (LOSS)                                        $    198      ($   575)
                                                         ========      ========

PER COMMON SHARE:
    Income before extraordinary item                     $   0.03      $   0.05
    Extraordinary loss on early extinguishment
       of debt                                               0.00         (0.12)
                                                         --------      --------
NET INCOME (LOSS) PER COMMON SHARE                       $   0.03      $  (0.07)
                                                         ========      ========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                          7,725         7,725
                                                         ========      ========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      FOR THE THREE MONTHS ENDED
                                                                                MARCH 31
                                                                      --------------------------
                                                                          1997         1996
                                                                      ------------  ------------
                                                                       (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $    198    $   (575)
                                                                         --------    --------
  Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating activities:
     Depreciation and amortization                                          6,847       6,405
     Gain on sale of property and equipment                                    (4)        (25)
     Extraordinary loss on early extinguishment
       of debt, net                                                             0         935
     Deferred income taxes                                                   (505)        (12)
     Change in operating assets and liabilities:
       Receivables, net of allowance for doubtful accounts                 (6,233)     (4,675)
       Inventories                                                            448         (24)
       Prepayments and other current assets                                (2,472)     (1,829)
       Trade accounts payable                                              (2,887)      2,897
       Accrued liabilities                                                  3,811       2,278
                                                                         --------    --------
         Total adjustments                                                   (995)      5,950
                                                                         --------    --------
         Net cash (used in) provided by operating activities                 (797)      5,375
                                                                         --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                     (3,850)     (5,470)
   Proceeds from sale of property and equipment                                 8         119
   Increase in short-term investments                                      (2,004)          0
   Increase in the cash surrender value of life insurance                    (667)       (871)
                                                                         --------    --------
         Net cash used in investing activities                             (6,513)     (6,222)
                                                                         --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                                  0     (41,699)
  Proceeds from issuance of long-term debt                                  7,986      40,000
  Other, net                                                                  117        (602)
                                                                         --------    --------
         Net cash provided by (used in) financing activities                8,103      (2,301)
                                                                         --------    --------


EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                        (81)         44


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          712      (3,104)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              1,973      11,147
                                                                         --------    --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  2,685    $  8,043
                                                                         ========    ========


                 The accompanying notes are an integral part of
                         these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

         The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the "Company") included in the Company's 1996 Annual Report on Form 10-K.

Note 2.  Long-Term Debt

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

Note 3.  Acquisition

         In April 1997, the Company completed the acquisition of the stock of Kar-Tainer International Limited for $13.1 million. Kar-Tainer will become a wholly-owned subsidiary of the Axis Group. Kar-Tainer, with offices in the United States, Bermuda, London, and South Africa, is a leader in the containerized shipping of vehicles. Kar-Tainer has been involved in the containerized shipment of completely built up (CBU) and semi knocked down (SKD) vehicles in international markets since 1983. Kar-Tainer has worked with vehicle manufacturers and shipping lines around the world, and is a leader in the design and manufacture of ramps, frames, and cassettes for the shipment of CBU and SKD vehicles in standard ISO containers.

Note 4. In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This new statement will not result in changes to the Company's earnings per share for the first quarter of 1997 or prior years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    RESULTS OF OPERATIONS

         Revenues were $96.4 million in the first quarter of 1997, compared to $93.4 million for the same period in 1996, an increase of 3.2%. The increase in revenues during 1997 versus 1996 was primarily due to an increase in the number of vehicles delivered by the Allied Automotive Group. An 11% increase in vehicle deliveries in Canada by the Automotive Group more than offset a 5% decrease in vehicles delivered in the United States. The increase in vehicle deliveries in Canada is primarily attributable to a 13% increase in Canadian new vehicle sales while the decrease in vehicle deliveries in the United States is primarily because the Automotive Group ceased deliveries in January 1997 from a new vehicle manufacturing plant where it had incurred significant losses over the past few years.

         Net income was $198,000 during the first quarter of 1997, versus $360,000 during the first quarter of 1996, or $0.03 per share in 1997, versus $0.05 per share in 1996, (excluding a $935,000 extraordinary loss on the early extinguishment of debt recorded during the first quarter of 1996). However, operating earnings from the Allied Automotive Group, the Company's largest subsidiary, were $4.1 million in the first quarter of 1997 versus $3.6 million in the first quarter of 1996, a 14% increase. Strong new vehicle sales, especially in Canada, led to increased vehicle deliveries and revenues. The increased revenues, coupled with continued emphasis on cost controls, led to increased earnings for the Allied Automotive Group. However, that was offset by an increase in fuel expense and, on a consolidated basis, start-up costs for the Axis Group. Diesel fuel prices increased approximately 4% from the first quarter of 1996 to the first quarter of 1997, reducing earnings by approximately $0.03 per share. Diesel fuel prices have since declined and are now below comparable 1996 prices. In addition, the Company incurred $0.09 per share of start-up costs related to the Axis Group during the first quarter of 1997 versus $0.04 during the first quarter of 1996.

         Salaries, wages and fringe benefits decreased from 54.2% of revenues for the first three months of 1996 to 53.9% of revenues for the first three months of 1997. The change was mainly due to an increase in the units hauled by the Company's owner-operators and by other carriers; such costs are included in purchased transportation. This was offset by increased costs in the first quarter of 1997 related to the start-up of the Axis Group.

         Purchased transportation has increased from 8.4% of revenues for the first quarter of 1996 to 9.3% of revenues for the first quarter of 1997. This is mainly due to an increase in the number of units hauled by owner-operators and by other carriers for the Company as part of an exchange program to improve the backhaul ratio.

         Depreciation and amortization expense increased from 6.9% of revenues for the first quarter of 1996 to 7.1% of revenues for the first quarter of 1997. This increase was primarily due to an increase in the number of new rigs that were acquired, modifications of existing equipment, and renovations and additions to terminal and maintenance facilities during the latter part of 1996.

         Interest expense for the first quarter of 1996 compared to the first quarter of 1997 remained relatively constant. A modest rise in interest rates was offset by reductions in long-term debt due to debt repayments.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities totaled $797,000 for the three months ended March 31, 1997 versus net cash provided by operating activities of $5,375,000 for the same period in 1996. This decrease in cash flows from operations is mainly due to changes in working capital. Accounts receivable increased due to an increase in revenues during March 1997. Also, the days of purchases in accounts payable returned to a more normal level from a high level at year-end due to a delay in payments during the holidays which resulted in excess cash that was used to reduce outstanding long-term debt.

         Net cash used in investing activities totaled $6,513,000 for the three months ended March 31, 1997 versus $6,222,000 for the same period in 1996. During the first quarter of 1997, short-term investments held by the Company's captive insurance company increased by approximately $2,000,000 due to continued funding of the captive. This was offset by a reduction in the purchases of property and equipment.

         Net cash provided by financing activities totaled $8,103,000 for the three months ended March 31, 1997 versus net cash used in financing activities of $2,301,000 for the same period in 1996. During the first quarter of 1997, the Company had $7,986,000 of borrowings of long-term debt, which were mainly used to fund working capital increases. During the first quarter of 1996, the Company issued $40,000,000 of senior subordinated notes, the proceeds of which were used to repay long-term debt. During the first quarter of 1996, $41,699,000 of long-term debt was repaid.

    SEASONALITY AND INFLATION

         The Company generally experiences its highest revenues during the second and fourth quarters of each calendar year due to the shipment of new models. Also, the first and third quarters are impacted by manufacturing plant downtime. During the past three years, inflation has not affected the Company's results of operations.

                                     PART II

                                OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:
               27 - Financial Data Schedule (for SEC use only)

         (b)   Reports on Form 8-K: There were no reports filed on Form 8-K for the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Allied Holdings, Inc.



May 13, 1997                             s/A. Mitchell Poole, Jr.
-----------                             ----------------------------------------
(Date)                                  A. Mitchell Poole, Jr.
                                        on behalf of Registrant as
                                        President and Chief Operating Officer