Form 10-Q
period 1997-06-30
ALLIED HOLDINGS INC
filed 1997-08-12
CIK 909950

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACTION OF 1934 - FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 - For the transition period from _________________ to _____________________

        Commission File Number:    0-22276


                             ALLIED HOLDINGS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         GEORGIA                                            58-0360550
-------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                  Number)


            SUITE 510, 160 CLAIREMONT AVENUE, DECATUR, GEORGIA 30030
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (404) 373-4285
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Outstanding common stock, No par value at August 1, 1997..............7,810,000

               TOTAL NUMBER OF PAGES INCLUDED IN THIS REPORT: 12

                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION

                                                                                                 PAGE
ITEM 1:           FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of June 30, 1997 and
               December  31,  1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3

           Consolidated Statements of Operations for the Three
               and Six Month Periods Ended June 30, 1997 and 1996 . . . . . . . . . . . . . .     4

           Consolidated Statements of Cash Flows for the Six
               Month Periods Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . .     5

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .     6


ITEM 2

           Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . .      8


                                    PART II

                               OTHER INFORMATION

ITEM 4

           Submission of Matters to a Vote of Security
               Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

ITEM 6

           Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . .    11

           Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  JUNE 30       DECEMBER 3
                                                                                    1997           1996
                                                                               -----------     -----------
                                                                               (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
            Cash and cash equivalents                                            $  4,409     $   1,973
            Short-term investments                                                  8,821         8,520
            Receivables, net of allowance for doubtful accounts                    28,325        22,673
            Inventories                                                             4,215         4,096
            Prepayments and other current assets                                   14,254        11,940
                                                                                 --------     ---------
                                   Total current assets                            60,024        49,202
                                                                                 --------     ---------

PROPERTY AND EQUIPMENT, NET                                                       126,364       132,552
                                                                                 --------     ---------

OTHER ASSETS:
            Goodwill, net                                                          33,800        22,081
            Notes receivable due from related parties                                 573           573
            Other                                                                   7,933         6,675
                                                                                 --------     ---------
                                   Total other assets                              42,306        29,329
                                                                                 --------     ---------
                                   Total assets                                  $228,694     $ 211,083
                                                                                 ========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
            Current maturities of long-term debt                                 $  8,248     $   2,275
            Trade accounts payable                                                 12,910        15,872
            Accrued liabilities                                                    37,433        30,347
                                                                                 --------     ---------
                                   Total current liabilities                       58,591        48,494
                                                                                 --------     ---------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                            96,986        93,708
                                                                                 --------     ---------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                         3,557         3,621
                                                                                 --------     ---------

DEFERRED INCOME TAXES                                                               8,700         7,487
                                                                                 --------     ---------

OTHER LONG-TERM LIABILITIES                                                           703         1,064
                                                                                 --------     ---------

STOCKHOLDERS' EQUITY:
            Common stock, no par value; 20,000 shares authorized,  7,810
                        shares outstanding                                              0             0
            Additional paid-in capital                                             43,657        43,657
            Retained earnings                                                      18,186        14,475
            Foreign currency translation adjustment, net of tax                    (1,074)         (743)
            Unearned compensation                                                    (612)         (680)
                                                                                 --------     ---------
                                   Total stockholders' equity                      60,157        56,709
                                                                                 --------     ---------
                                   Total liabilities and stockholders' equity    $228,694     $ 211,083
                                                                                 ========     =========

             The accompanying notes are an integral parts of these
                         consolidated balance sheets.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                      JUNE 30                           JUNE 30
                                                           ----------------------------        -------------------------
                                                             1997            1996                 1997            1996
                                                             ----            ----                 ----            ----

REVENUES                                                  $ 112,576         $107,169           $208,969         $200,565
                                                          ---------         --------           --------         --------
OPERATING EXPENSES:
     Salaries, wages and fringe benefits                     57,692           54,682            109,634          105,315
     Operating supplies and expenses                         17,307           16,664             32,563           31,526
     Purchased transportation                                10,220            9,805             19,170           17,666
     Insurance and claims                                     4,289            4,293              8,098            8,039
     Operating taxes and licenses                             4,332            4,495              8,190            8,381
     Depreciation and amortization                            6,939            6,526             13,786           12,931
     Rents                                                    1,239            1,232              2,470            2,481
     Communications and utilities                               764              810              1,534            1,740
     Other operating expenses                                 1,150              697              2,074            1,431
                                                          ---------         --------           --------         --------
               Total operating expenses                     103,932           99,204            197,519          189,510
                                                          ---------         --------           --------         --------
               Operating income                               8,644            7,965             11,450           11,055
                                                          ---------         --------           --------         --------

OTHER INCOME (EXPENSE):
     Interest expense                                        (2,792)          (2,728)            (5,408)          (5,396)
     Interest income                                            205              122                357              303
                                                          ---------         --------           --------         --------
                                                             (2,587)          (2,606)            (5,051)          (5,093)
                                                          ---------         --------           --------         --------


INCOME BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                                   6,057            5,359              6,399            5,962

INCOME TAX PROVISION                                         (2,544)          (2,261)            (2,688)          (2,504)
                                                          ---------         --------           --------         --------

INCOME BEFORE EXTRAORDINARY ITEM                              3,513            3,098              3,711            3,458

EXTRAORDINARY LOSS ON EARLY
    EXTINGUISHMENT OF DEBT, NET OF
    INCOME TAX BENEFIT OF $573                                    0                0                  0             (935)
                                                          ---------         --------           --------         --------

NET INCOME                                                $   3,513         $  3,098           $  3,711         $  2,523
                                                          =========         ========           ========         ========

PER COMMON SHARE:
    Income before extraordinary item                      $    0.45         $   0.40           $   0.48         $   0.45
    Extraordinary loss on early extinguishment
    of debt                                                    0.00             0.00               0.00            (0.12)
                                                          ----------        --------           --------         --------
NET INCOME PER COMMON SHARE                               $    0.45         $   0.40           $   0.48         $   0.33
                                                          ==========        ========           ========         ========
COMMON SHARES OUTSTANDING                                     7,725         $  7,725              7,725            7,725
                                                          ==========        ========           ========         ========




             The accompanying notes are an integral part of these
                           consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30
                                                                               ----------------------------------------
                                                                                     1997                      1996
                                                                               ---------------             ------------
                                                                                  (UNAUDITED)               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net  income                                                             $         3,711             $     2,523
       Adjustments to reconcile net income to                                  ----------------            ------------
        net cash provided by operating activities:
            Depreciation and amortization                                                13,786                  12,931
            Loss (gain) on sale of property and equipment                                    27                    (359)
            Extraordinary loss on early extinguishment
               of debt, net                                                                   0                     935
            Deferred income taxes                                                         1,405                      84
            Change in operating assets and liabilities:
                 Receivables, net of allowance for doubtful accounts                     (5,699)                 (6,149)
                 Inventories                                                               (128)                    148
                 Prepayments and other current assets                                    (2,333)                 (2,150)
                 Trade accounts payable                                                  (2,934)                  1,247
                 Accrued liabilities                                                      6,685                   6,069
                                                                             ------------------            ------------
                    Total adjustments                                                    10,809                  12,756
                                                                             ------------------            ------------
                    Net cash provided by operating activities                            14,520                  15,279
                                                                             ------------------            ------------


CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of property and equipment                                               (6,910)                (14,376)
       Proceeds from sale of property and equipment                                         114                   1,734
       Purchase of business, net of cash acquired                                       (12,898)                      0
       Increase in short-term investments                                                  (301)                      0
       Increase in the cash surrender value of life insurance                            (1,283)                   (991)
                                                                             ------------------            -------------
                    Net cash used in investing activities                               (21,278)                (13,633)
                                                                             ------------------            ------------


CASH FLOWS FROM FINANCING ACTIVITIES:

       Repayments of long-term debt                                                     (11,404)                (47,692)
       Proceeds from issuance of long-term debt                                          20,655                  40,000
       Other, net                                                                             0                    (513)
                                                                             ------------------            ------------
                    Net cash provided by (used in) financing activities                   9,251                  (8,205)
                                                                             ------------------            ------------


EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND CASH EQUIVALENTS                                                                 (57)                     69


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      2,436                  (6,490)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            1,973                  11,147
                                                                             ------------------            ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $            4,409            $      4,657
                                                                             ==================            ============



  The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

Note 1.    Basis of Presentation

           The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the "Company") included in the Company's 1996 Annual Report on Form 10-K.

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

Note 3.    Acquisition of Kar-Tainer International Limited

           In April 1997, the Company completed the acquisition of the stock of Kar-Tainer International Limited for $13.1 million. Kar-Tainer is a wholly-owned subsidiary of the Axis Group, Inc., a wholly-owned subsidiary of the Company. Kar-Tainer, with offices in the United States, Bermuda, London, and South Africa, is a leader in the containerized shipping of vehicles. Kar-Tainer has been involved in the containerized shipment of completely built up (CBU) and semi knocked down (SKD) vehicles in international markets since 1983. Kar-Tainer has worked with vehicle manufacturers and shipping lines around the world, and is a leader in the design and manufacture of ramps, frames, and cassettes for the shipment of CBU and SKD vehicles in standard ISO containers.

Note 4.    Earnings per Share

           In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This new statement will not result in changes to the Company's earnings per share for the first six months of 1997 or prior years.

Note 5. Acquisition of Ryder Automotive Carrier Services, Inc. and RC Management Corp.

           In May 1997, the Company announced an agreement to acquire Ryder Automotive Carrier Services, Inc. and RC Management Corp. from Ryder System, Inc. for approximately $114.5 million, subject to the execution of a definitive agreement between the parties. The acquisition is expected to be completed by the end of September
           1997.   The subsidiaries of Ryder Automotive Carrier Services are
           engaged in car hauling, vehicle processing and dealer prep, rail unloading and loading services of vehicle railcars, and rail and port yard management. RC Management Corp. is principally involved in providing logistics services to the new retail used car superstores. Ryder's automotive carrier group, headquartered in Troy, Michigan, has approximately 3,400 rigs at 91 locations in 34 states and Canada. Its employees number approximately 6,000, and its revenues in 1996 were approximately $600 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          Revenues for the second quarter of 1997 were $112.6 million, compared with revenues of $107.2 million reported for the second quarter of 1996, an increase of 5%. Revenues for the six-month period ended June 30, 1997 were $209.0 million, versus revenues of $200.6 million reported for the same period last year, a 4% increase. The increase in revenues during 1997 was primarily due to an increase in the number of vehicles the Company delivered together with an increase in the revenue generated per vehicle delivered. The Company delivered approximately 2% more vehicles during the first six months of 1997 than during the first six months of 1996. A 13% increase in vehicle deliveries in Canada due to increased Canadian new vehicle production and sales more than offset a 4% decline in vehicle deliveries in the United States. In addition, the revenue generated per vehicle delivered for the first six months of 1997 increased approximately
          2% from the first six months of 1996 due to an increase in longer haul dealer deliveries.

          Net income was $3.5 million during the second quarter of 1997, versus $3.1 million during the second quarter of 1996, or $0.45 per share in 1997, versus $0.40 per share in 1996, an increase of 13%. Net income was $3.7 million, or $0.48 per share, compared with net income of $3.5 million, or $0.45 per share for the comparable six-month period a year ago, an increase of 6% (excluding a $935,000 extraordinary loss on the early extinguishment of debt recorded during the first quarter of 1996). The increase in earnings is attributable to the increase in revenues, however earnings from the increased revenues were partially offset by losses from the Company's logistics subsidiary, Axis Group, Inc., which have totaled approximately
          $0.18 per share during the first six months of 1997, versus $0.07 per share during the first six months of 1996. The Axis Group was formed in April 1996.

          Salaries, wages and fringe benefits as well as operating supplies and expenses as a percentage of revenues remained approximately unchanged during both the second quarter of 1997 compared to 1996 and the first six months of 1997 compared to the first six months of 1996.

          Purchased transportation was 9.1% of revenues during both the second quarter of 1997 and 1996, however, purchased transportation increased from 8.8% of revenues for the first six months of 1996 to 9.2% of revenues during the first six months of 1997. This increase for the six month period is due to increased use of owner-operators together with an increase in the number of vehicles delivered for the Company by other carriers.

          Insurance and claims decreased from 4.0% of revenues during the second quarter of 1996 to 3.8% of revenues during the second quarter of 1997 and from 4.0% of revenues for the first six months of 1996 to 3.9% of revenues for the first six months of 1997. The decrease was due to a slight decrease in liability claims for cargo damage.

          Operating taxes and licenses decreased from 4.2% of revenues for the second quarter and the first six months of 1996 to 3.9% of revenues for the second quarter and the first six months of 1997. The decrease was primarily due to a decline in the operating taxes and licenses the Company paid for its fleet of specialized tractor-trailers ("Rigs") due to a decrease in the number of active Rigs the Company operated.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operating activities totaled $14,520,000 for the six months ended June 30, 1997 versus $15,279,000 for the same period in 1996. This decrease in cash flows from operations is mainly because of a decrease in the Company's accounts payable from December 31, 1996 to June 30, 1997.

          Net cash used in investing activities totaled $21,278,000 for the six months ended June 30, 1997 versus $13,633,000 for the same period in 1996. This increase was primarily due to the acquisition of Kar-Tainer which was offset by a reduction in the purchases of property and equipment.

          Net cash provided by financing activities totaled $9,251,000 for the six months ended June 30, 1997 versus net cash used in financing activities of $8,205,000 for the same period in 1996. During the first six months of 1997, the Company had $20,655,000 of borrowings of long-term debt, approximately $13,000,000 of which was used for the purchase of Kar-Tainer. During the second quarter of 1997, the Company repaid $11,400,000 of long-term debt. During the first quarter of 1996, the Company issued $40,000,000 of senior subordinated notes, the proceeds of which were used to repay long-term debt. During the first six months of 1996, $47,692,000 of long-term debt was repaid.

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

                                   PART II

                              OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On May 22, 1997 the Annual Meeting of Shareholders was held. The following Directors were elected for terms which will expire on the date of the annual meeting in the year indicated below. The number of shares voted for, against and abstentions are also indicated.

  ------------------------------------------------------------------------------------------------------------------
                                     FOR                 AGAINST               ABSTAIN                TERM
  ------------------------------------------------------------------------------------------------------------------
  David  G. Bannister             6,638,537              27,900                   0                   2000
  ------------------------------------------------------------------------------------------------------------------
  A. Mitchell Poole, Jr.          6,638,537              27,900                   0                   2000
  ------------------------------------------------------------------------------------------------------------------
  Robert J. Rutland               6,638,537              27,900                   0                   2000
  ------------------------------------------------------------------------------------------------------------------

           The following Directors' terms will continue as indicated.

                           Bernard O. De Wulf        1999
                           Guy W. Rutland, III       1999
                           Robert R. Woodson         1999
                           Guy W. Rutland, IV        1998
                           B.F. Wilson, Jr.          1998
                           Joseph W. Collier         1998

The Company's Long-Term Incentive Plan was amended to increase the number of shares subject to the Plan from 400,000 to 650,000. The number of shares voted for, against and abstentions are also indicated.

        ----------------------------------------------------------------
               FOR                 AGAINST               ABSTAIN
        ----------------------------------------------------------------
            6,532,047              103,040                31,350
        ----------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:  27        Financial Data Schedule (for SEC use only).

         (b)   Reports on Form 8-K: The Company filed a Form 8-K dated May 1,
                                    1997 regarding the acquisition of the
                                    stock of Kar-Tainer International Limited and a Form 8-K dated June 3, 1997 related to the proposed acquisition of Ryder Automotive Carrier Services, Inc. and RC Management Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Allied Holdings, Inc.

August 12, 1997                            s/A. Mitchell Poole, Jr.
---------------                            ------------------------------------
    (Date)                                 A. Mitchell Poole, Jr.
                                           on behalf of Registrant as
                                           President, Chief Operating Officer,
                                           Chief Financial Officer and
                                           Assistant Secretary