Form 10-K/A
period 1996-12-31
ALLIED HOLDINGS INC
filed 1997-08-28
CIK 909950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 -

Commission File Number 0-22276

                             ALLIED HOLDINGS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                                             58-0360550
-------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer ID Number)
incorporation or organization)

      160 Clairemont Avenue, Suite 510, Decatur, Georgia          30030
-------------------------------------------------------------------------------
               (Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code (404) 370-1100
                                                  -----------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                 --------------
                                (Title of Class)

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

                                 YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

As of March 12, 1997 Registrant had outstanding 7,810,000 shares of common stock. The aggregate market value of the common stock held by nonaffiliates of the Registrant, based upon the closing sales price of the common stock on March 12, 1997 as reported on the NASDAQ Stock Market, was approximately $31,590,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for Registrant's 1997 Annual Meeting of Shareholders to be held May 2, 1997 are incorporated by reference in Part III.

               The total number of pages in this document is 30.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

     (a)   The following documents are filed as part of this report:

           (1)    Financial Statements:

                         INDEX TO FINANCIAL STATEMENTS


                                                                                 Page
         Report of Independent Public Accountants....................            F-1
         Consolidated Balance Sheets at December 31, 1996 and 1995........       F-2
         Consolidated Statements of Operations for the Years Ended
            December 31, 1996, 1995 and 1994................                     F-3
         Consolidated Statements of Changes in Stockholders' Equity for
             the Years Ended December 31, 1996, 1995 and 1994.....               F-4
         Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1996, 1995 and 1994..........................          F-5
         Notes to Consolidated Financial Statements.......................       F-6

           (2)    Financial Statement Schedules:

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                 Page
         Report of Independent Public Accountants.........................       S-1

         Schedule II - Valuation and Qualifying Accounts for the Years
         Ended December 31, 1996, 1995 and 1994...........................       S-2

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (b) Reports on Form 8-K  - None.

         (c) Exhibits;

EXHIBIT DESCRIPTION
-------------------
(1)        3.1     Amended and Restated Articles of Incorporation of the Company.

(1)        3.2     Amended and Restated Bylaws of the Company.

(1)        4.1     Specimen Common Stock Certificate.

          10.1     Form of the Company's Employment Agreement with executive officers.

(1)       10.2     The Company's Long Term Incentive Plan dated July 1993.

(2)       10.3     The Company's 401(k) Retirement Plan and Defined Benefit Pension Plan and Trust.

(1)       10.4     Lease Agreement relating to the Company's main office between  Allied  and  DELOS  dated
                   April 1, 1993, as amended.

          10.5     Form of 12% Senior Subordinated Notes due February 1, 2003.

(3)*      10.6     Agreement between the Company and Ford Motor Company, as amended.

(3)*      10.7     Agreement between the Company and Chrysler Corporation.

          21.1     List of subsidiary corporations.

          24.1     Consent of Arthur Andersen LLP.

          25.1     Powers of Attorney.

(1) Incorporated by reference from Registration Statement (File Number 33-66620) as filed with the Securities and Exchange Commission on July 28, 1993 and amended on September 2, 1993 and September 17, 1993 and deemed effective on September 29, 1993.

(2) Incorporated by reference from Registration Statement (File Number 33-76108) as filed with the Securities and Exchange Commission on March 4, 1994 and deemed effective on such date, and Annual Report on Form 10-K for the year ended December 31, 1993.

(3) Request for confidential treatment of portions of the contract has been filed with the Securities and Exchange Commission.

*        Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALLIED HOLDINGS, INC.

Date: August 28, 1997

                                       By:/s/ A. Mitchell Poole, Jr.
                                          --------------------------------------
                                              A. Mitchell Poole, Jr., President,
                                                 Chief Operating Officer,
                                                 Chief Financial Officer,
                                                 and Assistant Secretary

                                 EXHIBIT INDEX


EXHIBIT DESCRIPTION
-------------------

(1)        3.1     Amended and Restated Articles of Incorporation of the Company.

(1)        3.2     Amended and Restated Bylaws of the Company.

(1)        4.1     Specimen Common Stock Certificate.

          10.1     Form of the Company's Employment Agreement with executive officers.

(1)       10.2     The Company's Long Term Incentive Plan dated July 1993.

(2)       10.3     The Company's 401(k) Retirement Plan and Defined Benefit Pension Plan and Trust.

(1)       10.4     Lease Agreement relating to the Company's main office between  Allied  and  DELOS  dated
                   April 1, 1993, as amended.

          10.5     Form of 12% Senior Subordinated Notes due February 1, 2003.

(3)*      10.6     Agreement between the Company and Ford Motor Company, as amended.

(3)*      10.7     Agreement between the Company and Chrysler Corporation.

          21.1     List of subsidiary corporations.

          24.1     Consent of Arthur Andersen LLP.

          25.1     Powers of Attorney.


(1) Incorporated by reference from Registration Statement (File Number 33-66620) as filed with the Securities and Exchange Commission on July 28, 1993 and amended on September 2, 1993 and September 17, 1993 and deemed effective on September 29, 1993.

(2) Incorporated by reference from Registration Statement (File Number 33-76108) as filed with the Securities and Exchange Commission on March 4, 1994 and deemed effective on such date, and Annual Report on Form 10-K for the year ended December 31, 1993.

(3) Request for confidential treatment of portions of the contract has been filed with the Securities and Exchange Commission.

*        Filed herewith.