Form 10-Q/A
period 1997-03-31
ALLIED HOLDINGS INC
filed 1997-08-28
CIK 909950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997

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

                                 YES [X] NO [ ]

As of May 1, 1997 Registrant had outstanding 7,810,000 shares of common stock.













                The total number of pages in this document is 2.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ALLIED HOLDINGS, INC.

Date: August 28, 1997

                                By:/s/ A. Mitchell Poole, Jr.
                                   ---------------------------------------------
                                   A. Mitchell Poole, Jr., President, Chief
                                   Operating Officer, Chief Financial Officer,
                                   and Assistant Secretary