Form 10-Q
period 1997-09-30
ALLIED HOLDINGS INC; RYDER AUTOMOTIVE GROUP INC; ALLIED INDUSTRIES INC; HAUL RISK MANAGEMENT SERVICES INC; LINK INFORMATION SYSTEMS INC; ALLIED SOUTHWOODS INC; AXIS GROUP INC; ALLIED SYSTEMS LTD LP; ALLIED INC; INTER MOBILE INC
filed 1997-11-14
CIK 909950, 1049259, 1049260, 1049262, 1049263, 1049265, 1049266, 1049267, 1049269, 1049271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTION OF 1934 - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the transition period from ________________ to _____________________

         Commission File Number:    0-22276

    ALLIED HOLDINGS, INC. AND ITS SUBSIDIARIES LISTED IN FOOTNOTE (1) BELOW
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




              GEORGIA                                                                        58-0360550
-------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification Number)


                                     SUITE 510, 160 CLAIREMONT AVENUE, DECATUR, GEORGIA 30030
-------------------------------------------------------------------------------------------------------------------------
                                             (Address of principal executive offices)


                                                          (404) 373-4285
-------------------------------------------------------------------------------------------------------------------------
                                       (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------------------------------------------------
                        (Former name, former address and former fiscal year, if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Outstanding common stock, No par value at November 1, 1997........... 7,818,667

(1) This Form 10-Q is also being filed by the co-registrants specified under the caption "Co-Registrants", each of which is a wholly-owned subsidiary of Allied Holdings, Inc. and each of which has met the conditions for the filing of Form 10-Q in a reduced disclosure format.

                TOTAL NUMBER OF PAGES INCLUDED IN THIS REPORT: 21

                                 CO-REGISTRANTS




         This Form 10-Q is also being filed by the following entities:



                                                                STATE OR OTHER
                                                               JURISDICTION OF                            I.R.S. EMPLOYER
                                         NUMBER OF SHARES      INCORPORATION OR      COMMISSION FILED     IDENTIFICATION
  NAME, ADDRESS AND TELEPHONE NUMBER        OUTSTANDING          ORGANIZATION             NUMBER              NUMBER
------------------------------------        -----------          ------------        ----------------     ---------------
1.  Allied Automotive Group, Inc.               100,000               Georgia           333-37113           58-2201081
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
2.  Allied Industries Incorporated                1,000               Georgia           333-37113           58-1850174
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
3.  Haul Risk Management Services, Inc.             500               Georgia           333-37113           58-2204629
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
4.  Link Information Systems, Inc.                  500               Georgia           333-37113           58-2253768
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
5.  Allied Southwoods, Inc.                       1,000               Georgia           333-37113           58-2328035
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
6.  Axis Group, Inc.                                500               Georgia           333-37113           58-2204628
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
7.  Allied Systems, Ltd. (L.P.)             100% OF THE               Georgia           333-37113           58-1710028
    160 Clairemont Avenue, Suite 510        OUTSTANDING
    Decatur, Georgia 30030                  PARTNERSHIP
    404/370-1100                              INTERESTS
8.  Allied, Inc.                                     76                 Texas           333-37113           75-0121472
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
9.  Inter Mobile, Inc.                            1,000               Georgia           333-37113           58-1859127
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
10. Legion Transportation, Inc.                     750               Georgia           333-37113           59-3041067
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
11. Innovative Car Carriers, Inc.                   750              Delaware           333-37113           59-3041519
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
12. Automotive Transport Services, Inc.             500               Georgia           333-37113           58-1835655
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
13. Auto Haulaway, Inc.                      30,303,721       Ontario, Canada           333-37113           52-1952252
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100


14. Axis International, Inc.                        500                Georgia          333-37113           58-2339087
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
15. Axis Truck Leasing, Inc.                        500                Georgia          333-37113           58-2272795
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
16. Axis North America, Inc.                        500                Georgia          333-37113           58-2273308
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
17. Auto Haulaway Releasing Services (1981)         100        Ontario, Canada          333-37113            100347467
    Limited
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
18. Decatur Driver Exchange Company, Inc.           500                Georgia          333-37113           58-2272793
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
19. Clairemont Driver Exchange Company,             500                Georgia          333-37113           58-2273306
    Inc.
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
20. Kar-Tainer International, Inc.                  100                Florida          333-37113           65-0252817
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
21. AH Acquisition Corp.                            500                Georgia          333-37113           58-2339469
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
22. Canadian Acquisition Corp.                      500                Georgia          333-37113           58-2339472
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
23. Axis National Incorporated                      500                Georgia          333-37113           58-2339474
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
24. RC Management Corp.                             100               Delaware          333-37113            65-071002
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
25. Ryder Automotive Carrier Services, Inc.       1,000                Florida          333-37113           58-1953041
    1450 West Long Lake Road
    Troy, Michigan 48098
    404/370-1100
26. Ryder Automotive Acquisition LLC        100% OF THE                Georgia          333-37113           65-0783421
    160 Clairemont Avenue, Suite 510        OUTSTANDING
    Decatur, Georgia 30030                   MEMBERSHIP
    404/370-1100                              INTERESTS
27. MCL Ryder Transport, Inc.                       200                 Canada          333-37113             321235-1
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100
28. Ryder Automotive Operations, Inc.             1,000                Florida          333-37113           58-1944786
    160 Clairemont Avenue, Suite 510
    Decatur, Georgia 30030
    404/370-1100


29. Ryder Freight Broker, Inc.                 1,000               Virginia             333-37113           59-2876864
    10701 Middlebelt Road
    Romulus, Michigan 48174
    404/370-1100
30. QAT, Inc.                                  1,000                Florida             333-37113           59-2876863
    300 East Long lake Road, Suite 280
    Bloomfield Hills, Michigan 48304
    404/370-1100
31. OSHCO, Inc.                                1,000                Florida             333-37113           38-2853268
    10701 Middlebelt Road
    Romulus, Michigan 48174
    404/370-1100
32. Terminal Service Co.                          50             Washington             333-37113           91-0847582
    1450 West Long Lake Road
    Troy, Michigan 48098
    404/370-1100
33. F.J. Boutell Driveaway Co., Inc.           1,239               Michigan             333-37113           38-0365100
    1450 West Long Lake Road
    Troy, Michigan 48098
    404/370-1100
34. RMX, Inc.                                    100               Delaware             333-37113           31-0961359
    1450 West Long Lake Road
    Troy, Michigan 48098
    404/370-1100
35. Transport Support, Inc.                      100               Delaware             333-37113           38-2349563
    1450 West Long Lake Road
    Troy, Michigan 48098
    404/370-1100
36. Commercial Carriers, Inc.                  1,000               Michigan             333-37113           38-0436930
    1450 West Long Lake Road
    Troy, Michigan 48098
    404/370-1100
37. B&C, Inc.                                    200               Michigan             333-37113           38-1377932
    1450 West Long Lake Road
    Troy, Michigan 48098
    404/370-1100

     None of the above-named co-registrants have been subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for 90 days or more.

                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION

                                                                           PAGE

ITEM 1:           FINANCIAL STATEMENTS

      Consolidated Balance Sheets as of September 30, 1997 and
        December 31, 1996 .................................................. 6

      Consolidated Statements of Operations for the Three
        and Nine Month Periods Ended September 30, 1997 and 1996............ 7

      Consolidated Statements of Cash Flows for the Nine
        Month Periods Ended September 30, 1997 and 1996..................... 8

      Notes to Consolidated Financial Statements............................ 9


ITEM 2
      Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................. 11


                                     PART II

                                OTHER INFORMATION

ITEM 6

      Exhibits and Reports on Form 8-K ..................................... 13

      Signature Page ....................................................... 15

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                           SEPTEMBER 30    DECEMBER 31
                                                                               1997           1996
                                                                           ---------------------------
                                                                            (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                         $    8,323       $    1,973
         Short-term investments                                                12,215            8,520
         Receivables, net of allowance for doubtful accounts                   76,241           22,673
         Inventories                                                            5,366            4,096
         Deferred tax assets                                                   13,555              353
         Prepayments and other current assets                                  24,580           11,587
                                                                           ----------       ----------
                      Total current assets                                    140,279           49,202
                                                                           ----------       ----------

PROPERTY AND EQUIPMENT, NET                                                   283,505          132,552
                                                                           ----------       ----------

OTHER ASSETS:
         Goodwill, net                                                         98,488           22,081
         Notes receivable due from related parties                                573              573
         Other                                                                 21,115            6,675
                                                                           ----------       ----------
                      Total other assets                                      120,176           29,329
                                                                           ----------       ----------
                      Total assets                                         $  543,960       $  211,083
                                                                           ==========       ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Current maturities of long-term debt                                  $2,955           $2,275
         Trade accounts payable                                                30,593           15,872
         Accrued liabilities                                                  117,257           30,347
                                                                           ----------       ----------
                      Total current liabilities                               150,805           48,494
                                                                           ----------       ----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                       233,883           93,708


POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                    12,387            3,621
                                                                           ----------       ----------

DEFERRED INCOME TAXES                                                          28,487            7,487
                                                                           ----------       ----------

OTHER LONG-TERM LIABILITIES                                                    63,858            1,064
                                                                           ----------       ----------

STOCKHOLDERS' EQUITY:
         Common stock, no par value; 20,000 shares authorized, 7,810
                  shares outstanding                                                0                0
         Additional paid-in capital                                            43,657           43,657
         Retained earnings                                                     12,512           14,475
         Foreign currency translation adjustment, net of tax                   (1,050)            (743)
         Unearned compensation                                                   (579)            (680)
                                                                           ----------       ----------
                      Total stockholders' equity                               54,540           56,709
                                                                           ----------       ----------
                      Total liabilities and stockholders' equity           $  543,960       $  211,083
                                                                           ==========       ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                  FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30                    SEPTEMBER 30
                                                  --------------------------       --------------------------
                                                     1997           1996               1997        1996
                                                     ----           ----               ----        ----

REVENUES                                          $   91,384      $   87,609       $   300,353     $  288,174
                                                  ----------      ----------       -----------     ----------

OPERATING EXPENSES:
     Salaries, wages and fringe benefits              50,747          46,687           160,381        152,002
     Operating supplies and expenses                  14,891          14,396            47,454         45,922
     Purchased transportation                          7,530           7,390            26,700         25,056
     Insurance and claims                              2,959           4,243            11,057         12,282
     Operating taxes and licenses                      3,482           3,901            11,672         12,282
     Depreciation and amortization                     6,893           6,703            20,679         19,634
     Rents                                             1,217           1,266             3,687          3,747
     Communications and utilities                        673             750             2,207          2,490
     Other operating expenses                          1,234           1,286             3,308          2,717
     Acquisition related realignment                   8,914               0             8,914              0
                                                  ----------       ---------       -----------     ----------
               Total operating expenses               98,540          86,622           296,059        276,132
                                                  ----------       ---------       -----------     ----------
               Operating (loss) income                (7,156)            987             4,294         12,042
                                                  ----------       ---------       -----------     ----------
OTHER INCOME (EXPENSE):
     Interest expense                                 (2,824)         (2,747)           (8,232)        (8,143)
     Interest income                                     199             146               556            449
                                                  ----------       ---------       -----------     ----------
                                                      (2,625)         (2,601)           (7,676)        (7,694)
                                                  ----------       ---------       -----------     ----------

(LOSS) INCOME BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                           (9,781)         (1,614)           (3,382)         4,348

INCOME TAX BENEFIT (PROVISION)                         4,107             678             1,419         (1,826)
                                                  ----------       ---------       -----------     ----------

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM              (5,674)            (936)           (1,963)         2,522

EXTRAORDINARY LOSS ON EARLY
    EXTINGUISHMENT OF DEBT, NET OF
    INCOME TAX BENEFIT OF $573                            0                0                 0           (935)
                                                  ---------        ---------       -----------     ----------

NET (LOSS) INCOME                                 $  (5,674)       $    (936)      $    (1,963)    $    1,587
                                                  =========        =========       ===========     ==========

PER COMMON SHARE:
    (Loss) Income before extraordinary item       $   (0.73)       $   (0.12)      $     (0.25)    $     0.33
    Extraordinary loss on early extinguishment
       of debt                                         0.00             0.00              0.00          (0.12)
                                                  ---------        ---------       -----------     ----------
NET (LOSS) INCOME PER COMMON SHARE                $   (0.73)       $   (0.12)      $     (0.25)    $     0.21
                                                  =========        =========       ===========     ==========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                       7,725            7,725             7,725          7,725
                                                  =========        =========       ===========     ==========

The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                                FOR THE NINE MONTHS ENDED
                                                                                       SEPTEMBER 30
                                                                                -------------------------
                                                                                    1997           1996
                                                                                -----------   -----------
                                                                                (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net  (loss) income                                                       $   (1,963)   $    1,587
                                                                                ----------    ----------
       Adjustments to reconcile net (loss) income to net cash provided by operating activities:
            Depreciation and amortization                                           20,679        19,634
            Loss (Gain) on sale of property and equipment                               44           (68)
            Acquisition related realignment                                          8,914             0
            Extraordinary loss on early extinguishment
               of debt, net                                                              0           935
            Deferred income taxes                                                    1,853            81
            Change in operating assets and liabilities, excluding effect of
            businesses acquired:                                                    (5,780)       (4,498)
                 Inventories                                                           574           311
                 Prepayments and other current assets                                1,686)         (882)
                 Trade accounts payable                                             (5,618)        3,714
                 Accrued liabilities                                                  (990)        4,674
                                                                                ----------    ----------
                    Total adjustments                                               17,990        23,901
                                                                                ----------    ----------
                    Net cash provided by operating activities                       16,027        25,488
                                                                                ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                         (10,561)      (19,731)
       Proceeds from sale of property and equipment                                    569         3,398
       Purchase of businesses, net of cash acquired                               (125,380)            0
       Increase in short-term investments                                           (3,695)            0
       Increase in the cash surrender value of life insurance                       (1,722)       (1,860)
                                                                                ----------    ----------
                    Net cash used in investing activities                         (140,789)      (18,193)
                                                                                ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayments of long-term debt                                                (78,008)      (48,391)
       Proceeds from issuance of long-term debt                                    216,953        42,190
       Other, net                                                                   (7,795)         (695)
                                                                                ----------    ----------
                    Net cash provided by (used in) financing activities            131,150        (6,896)
                                                                                ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
       AND CASH EQUIVALENTS                                                            (38)         (19)


NET INCREASE IN CASH AND CASH EQUIVALENTS                                            6,350           380


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       1,973        11,147
                                                                                ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    8,323    $   11,527
                                                                                ==========    ==========


 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

Note 1.    Basis of Presentation

           The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the "Company") included in the Company's 1996 Annual Report on Form 10-K.

Note 2.    Long-Term Debt

           On September 30, 1997, the Company issued and sold $150,000,000 of 8 5/8% senior notes (the "Notes") through a private placement. The Company raised approximately $144,650,000, net of discounts and expenses, through the issuance of the Notes. The net proceeds from the Notes were used to fund the acquisition, of Ryder Automotive Carrier Services, Inc. and RC Management Corp., pay related fees and expenses, and reduce amounts owed on outstanding Company debt. The Company's obligations under the Notes are guaranteed by substantially all of the subsidiaries of the Company (the "Guarantors"). Separate financial statements of the Guarantors are not provided herein as (i) the Guarantors are jointly and severally liable for the Company's obligations under the Notes, (ii) the subsidiaries which are not Guarantors are inconsequential to the consolidated operations of the Company and its subsidiaries and (iii) the net assets and earnings of the Guarantors are substantially equivalent to the net assets and earnings of the consolidated entity as reflected in these consolidated financial statements.

           In September 1997, the Company also entered into a new credit facility due in 2002, which allows the Company to borrow under a revolving line of credit and issue letters of credit up to the lesser of $230 million or a borrowing base amount that is determined based on a defined percentage of the Company's accounts receivable and equipment. The interest rate for the new credit facility will be, at the Company's option, either (i) the bank's Base Rate, or (ii) the bank's Eurodollar rate, plus an applicable margin as defined.

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

Note 3. Acquisition of Ryder Automotive Carrier Services, Inc. and RC Management Corp.

           On September 30, 1997, the Company completed the acquisition of Ryder Automotive Carrier Services, Inc. and RC Management Corp. from Ryder System, Inc. (the "Acquisition") for approximately $114.5 million in cash, subject to post-closing adjustments. The subsidiaries of Ryder Automotive Carrier Services are engaged in car hauling, vehicle processing and dealer prep, rail unloading and loading services of vehicle railcars, and rail and port yard management. RC Management Corp. is principally involved in providing logistics services to the new retail used car superstores. Ryder's automotive carrier group, headquartered in Troy, Michigan, has approximately 3,400 rigs at 91 locations in 34 states and Canada. Its revenues in 1996 were approximately $600 million.

Note 4.    Acquisition of Kar-Tainer International Limited

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

Note 5.    Acquisition Related Realignment

           On September 30, 1997, the Company recorded a pre-tax charge of $8.9 million (after-tax $5.2 million, or $0.67 per share) to write down equipment and terminal facilities that will be idled or closed as a result of the Ryder acquisition. The Company plans to consolidate approximately 19 terminals, or approximately 14% of its terminal locations, which, as a result of the acquisition are located in close proximity to one another. These actions are expected to reduce the number of rigs the Company will operate.

Note 6.    Earnings per Share

           In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This new statement will not result in changes to the Company's earnings per share for the first nine months of 1997 or prior years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues for the third quarter of 1997 were $91.4 million, compared with revenues of $87.6 million reported for the third quarter of 1996, an increase of 4%. Revenues for the nine-month period ended September 30, 1997 were $300.4 million, versus revenues of $288.2 million reported for the same period last year, a 4% increase. The increase in revenues during 1997 was primarily due to an increase in the number of vehicles delivered by the Company together with an increase in the revenue generated per vehicle delivered. The Company delivered approximately 3% more vehicles during the first nine months of 1997 than during the first nine months of 1996. The increase is primarily due to increases in new vehicles sales, especially in Canada. A 14% increase in vehicle deliveries in Canada, due to increased Canadian new vehicle production and sales, more than offset a 2% decline in vehicle deliveries in the United States. In addition, the revenue generated per vehicle delivered for the first nine months of 1997 increased approximately 2% from the first nine months of 1996 due to an increase in longer haul dealer deliveries.

         The Company experienced a net loss of $0.5 million during the third quarter of 1997, versus a loss of $0.9 million during the third quarter of 1996, or $0.06 per share in 1997, versus $0.12 per share in 1996. Net income was $3.2 million, or $0.42 per share, for the nine-months period ended September 30, 1997, compared with net income of $2.5 million, or $0.33 per share, for the comparable nine-month period a year ago, an increase of 28% (excluding a $935,000 extraordinary loss on the early extinguishment of debt recorded during the first quarter of 1996). The 1997 results discussed above exclude an after-tax charge of approximately $5.2 million, or $0.67 per share, the Company recorded during the third quarter of 1997 to write down Company rigs and terminal facilities that will be idled or closed as a result of the Ryder acquisition.

         Salaries, wages and fringe benefits as a percentage of revenues increased for the third quarter of 1997 to 56% from 53% for the third quarter of 1996. The increase is primarily due to an increase in the percentage of vehicles delivered by Company drivers compared to owner-operators together with an increase in corporate office personnel in anticipation of the Ryder acquisition. However, salaries, wages and fringe benefits as a percentage of revenues for the nine months ended September 30, 1997 remained approximately unchanged from the first nine months of 1996. A decrease in salaries, wages and benefits during the first nine months of 1997 resulting from a decrease in the percentage of vehicles delivered by Company drivers compared to owner-operators was offset by additional salaries, wages and benefits at the Company's logistics subsidiary, Axis Group, Inc. together with an increase in the Company's corporate office personnel.

         Operating supplies and expenses as a percentage of revenues remained approximately unchanged during both the third quarter of 1997 compared to 1996 and the first nine months of 1997 compared to the first nine months of 1996.

          Purchased transportation was 8.2% of revenues during the third quarter of 1997 compared to 8.4% of revenues for the third quarter of 1996. The decrease is primarily due to an increase in the percentage of vehicles delivered by Company drivers compared to owner-operators. For the nine months ended 1997, purchased transportation was 8.9% of revenues compared to 8.7% of revenues for the nine months ended 1997. This increase is due to increased use of owner-operators together with an increase in the number of vehicles delivered for the Company by other carriers.

          Insurance and claims expense decreased from 4.8% of revenues during the third quarter of 1996 to 3.8% of revenues during the third quarter of 1997, and from 4.3% of revenues for the first nine months of 1996 to 3.7% of revenues for the first nine months of 1997. The decrease was primarily due to a decrease in liability claims for cargo damage.

         Operating taxes and licenses decreased from 4.5% of revenues for the third quarter of 1996 to 3.8% of revenues for the third quarter of 1997, and decreased from 4.3% for the nine months ended 1996 to 3.9% of revenues for the nine months ended 1997. The decrease was primarily due to a decline in the operating taxes and licenses the Company paid for its fleet of specialized tractor-trailers ("Rigs") due to a decrease in the number of active Rigs the Company operated.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $16,027,000 for the nine months ended September 30, 1997 versus $25,488,000 for the same period in 1996. This decrease in cash flows from operations is mainly because of a decrease in the Company's accounts payable from December 31, 1996 to September 30, 1997.

         Net cash used in investing activities totaled $140,789,000 for the nine months ended September 30, 1997 versus $18,193,000 for the same period in 1996. This increase was primarily due to the acquisition of Ryder Automotive Carrier Services, Inc. and RC Management Corp. in September 1997 and Kar-Tainer International Limited in April 1997. Capital expenditures decreased to $10,561,000 for the nine months ended September 30 ,1997 versus $19,731,000 for the same period in 1996. The decrease is due to a decrease in the number of Rigs that were purchased.

         Net cash provided by financing activities totaled $131,150,000 for the nine months ended September 30, 1997 versus net cash used in financing activities of $6,896,000 for the same period in 1996. During 1997, the Company had $216,953,000 of proceeds from issuance of long-term debt and repaid $78,008,000 of long-term debt. During 1996, the Company issued $40,000,000 of senior subordinated notes, the proceeds of which were used to repay long-term debt.

         SEASONALITY AND INFLATION

         The Company's revenues are seasonable, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models which are shipped to dealers during those periods and the higher spring and early summer sales of automobiles and light trucks. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled plant shut downs which primarily occur during the third quarter. Inflation has not significantly affected the Company's results of operations.




                                     PART II

                                OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits:  See attached exhibit index

           (b)  Reports on Form 8-K:   The Company filed a Form 8-K dated
                                       September 2, 1997 containing preliminary pro forma financial statements giving effect to the offering of the Notes and the Acquisition.

                                       The Company filed a Form 8-K dated August
                                       29, 1997 announcing the execution of a
                                       definitive agreement on the Acquisition.

                                       The Company filed a Form 8-K dated August
                                       13, 1997 announcing that Canada's
                                       Competition Bureau had no objections
                                       regarding the proposed Acquisition.

                                       The Company filed a Form 8-K dated July
                                       22, 1997 announcing that the period for
                                       anti-trust review under the Hart-Scott
                                       Rodini Act of the proposed Acquisition
                                       expired without action by federal
                                       regulatory agencies.

                                EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION OF EXHIBITS

4.1 Indenture dated September 30, 1997 by and among the Company, the Guarantors and The First National Bank of Chicago as Trustee (Incorporated by reference from Registration Statement on Form S-4, as filed with the Commission on October 3, 1997, Commission File No. 33-37113).

4.2 Purchase Agreement dated September 19, 1997 by and among the Company and the Initial Purchasers (Incorporated by reference from Registration Statement on Form S-4, as filed with the Commission on October 3, 1997. Commission File No. 33-37113).

4.3 Form of 8 5/8% Series A Senior Note due 2007 (included in Exhibit 4.1) (Incorporated by reference from Registration Statement on Form S-4, as filed with the Commission on October 3, 1997, Commission File No. 33-37113).

4.4 Registration Rights Agreement dated September 30, 1997 by and between the Company and Bear, Stearns & Co. Inc., as Initial Purchaser (Incorporated by reference from Registration Statement on Form S-4, as filed with the Commission on October 3, 1997, Commission File No. 33-37113).

4.5 $230 million Revolving Credit Agreement among Allied Holdings, Inc. and BankBoston, N.A., individually and as Administrative Agent, et al., dated September 30, 1997 (Incorporated by reference from Registration Statement on Form S-4, as filed with the Commission on October 3, 1997, Commission File No. 33-37113).

4.6 Form of 8 5/8% Series B Senior Note due 2007 (included in Exhibit 4.1). (Incorporated by reference from Registration Statement on Form S-4, as filed with the Commission on October 3, 1997, Commission File No. 33-37113).

4.7 Form of Guarantee (included in Exhibit 4.1) (Incorporated by reference from Registration Statement on Form S-4, as filed with the Commission on October 3, 1997, Commission File No. 33-37113).

27        Financial Data Schedule (for SEC purposes only).

99.3 Acquisition Agreement among Allied Holdings, Inc., AH Acquisition Corp., Canadian Acquisition Corp., and Axis International Incorporated and Ryder System, Inc. dated August 20, 1997 (Incorporated by reference from Form 8-K filed with the Commission on August 29, 1997).

-------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Allied Holdings, Inc.



November 13, 1997                           /s/ A. Mitchell Poole, Jr.
-----------------                           -----------------------------------
     (Date)                                 A. Mitchell Poole, Jr.
                                            on behalf of Registrant as
                                            President, Chief Operating Officer,
                                            Chief Financial Officer and
                                            Assistant Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                                    ALLIED AUTOMOTIVE GROUP, INC.

November 13, 1997                   By   /s/David S. Forbes
-----------------                        --------------------------------------------------------------
     (Date)                              David S. Forbes, Vice President, Chief Financial Officer,
                                         Treasurer and Assistant Secretary


                                    ALLIED INDUSTRIES INCORPORATED


November 13, 1997                   By   /s/Daniel H. Popky
-----------------                        --------------------------------------------------------------
     (Date)                              Daniel H. Popky, Vice President and Chief Financial
                                         Officer


                                    HAUL RISK MANAGEMENT SERVICES, INC.


November 13, 1997                   By   /s/Daniel H. Popky
-----------------                        --------------------------------------------------------------
     (Date)                              Daniel H. Popky, Secretary, Treasurer and Chief Financial
                                         Officer


                                    LINK INFORMATION SYSTEMS, INC.


November 13, 1997                   By   /s/Daniel H. Popky
-----------------                        --------------------------------------------------------------
     (Date)                              Daniel H. Popky, Vice President, Chief Financial Officer


                                    ALLIED SOUTHWOODS, INC.


November 13, 1997                   By   /s/Daniel H. Popky
-----------------                        --------------------------------------------------------------
     (Date)                              Daniel H. Popky, Vice President and Chief Financial
                                         Officer

                                    AXIS GROUP, INC.


November 13, 1997                   By   /s/David S. Forbes
-----------------                        --------------------------------------------------------------
     (Date)                              David S. Forbes, Vice President, Chief Financial Officer



                                    ALLIED SYSTEMS, LTD. (L.P.)

                                    BY: ALLIED AUTOMOTIVE GROUP, INC., as Managing
                                        General Partner


November 13, 1997                   By  /s/David S. Forbes
-----------------                       -----------------------------------------------------------
    (Date)                              David S. Forbes, Vice President, Chief Financial Officer
                                        Treasurer and Assistant Secretary

                                    ALLIED, INC.


November 13, 1997                   By  /s/David S. Forbes
-----------------                       -----------------------------------------------------------
    (Date)                              David S. Forbes, Vice President, Secretary and Chief
                                        Financial Officer


                                    INTER MOBILE, INC.


November 13, 1997                   By  /s/Joseph W. Collier
-----------------                       -----------------------------------------------------------
    (Date)                              Joseph W. Collier, Vice President and Chief Financial
                                        Officer


                                    LEGION TRANSPORTATION, INC.


November 13, 1997                   By  /s/Joseph W. Collier
-----------------                       -----------------------------------------------------------
    (Date)                              Joseph W. Collier, President and Chief Financial Officer


                                    INNOVATIVE CAR CARRIERS, INC.


November 13, 1997                   By  /s/Joseph W. Collier
-----------------                       -----------------------------------------------------------
    (Date)                              Joseph W. Collier, President and Chief Financial Officer



                                    AUTOMOTIVE TRANSPORT SERVICES, INC.


November 13, 1997                   By  /s/Joseph W. Collier
-----------------                       -----------------------------------------------------------
    (Date)                              Joseph W. Collier, President and Chief Financial Officer



                                    AUTO HAULAWAY, INC.


November 13, 1997                   By  /s/David S. Forbes
-----------------                       -----------------------------------------------------------
    (Date)                              David S. Forbes, Vice President and Chief Financial Officer



                                      AXIS INTERNATIONAL, INC.


November 13, 1997                                      By  /s/David S. Forbes
-----------------                                          --------------------------------------------------------------
     (Date)                                          David S. Forbes, Vice President, Chief Financial Officer



                                      AXIS TRUCK LEASING, INC.


November 13, 1997                     By  /s/David S. Forbes
-----------------                         ---------------------------------------------------------------
     (Date)                               David S. Forbes, Vice President, Chief Financial Officer


                                      AXIS NORTH AMERICA, INC.


November 13, 1997                     By  /s/David S. Forbes
-----------------                         ---------------------------------------------------------------
     (Date)                               David S. Forbes, Vice President, Chief Financial Officer


                                      AUTO HAULAWAY RELEASING SERVICES
                                      (1981) LIMITED


November 13, 1997                     By  /s/David S. Forbes
-----------------                         ----------------------------------------------------------------
     (Date)                           David S. Forbes, Vice President and Chief Financial Officer


                                      DECATUR DRIVER EXCHANGE COMPANY, INC.


November 13, 1997                     By  /s/David S. Forbes
-----------------                        ----------------------------------------------------------------
     (Date)                              David S. Forbes, Vice President, Chief Financial Officer



                                      CLAIREMONT DRIVER EXCHANGE COMPANY, INC.


November 13, 1997                     By  /s/David S. Forbes
-----------------                         ----------------------------------------------------------------
     (Date)                               David S. Forbes, Vice President, Chief Financial Officer



                                      KAR-TAINER INTERNATIONAL, INC.


November 13, 1997                     By  /s/David S. Forbes
-----------------                         ----------------------------------------------------------------
     (Date)                               David S. Forbes, Vice President, Chief Financial Officer




                                     AH ACQUISITION CORP.

November 13, 1997                    By  /s/David S. Forbes
-----------------                        --------------------------------------------------------------------
     (Date)                              David S. Forbes, Chief Financial Officer and Secretary


                                     CANADIAN ACQUISITION CORP.


November 13, 1997                    By  /s/David S. Forbes
-----------------                        --------------------------------------------------------------------
     (Date)                              David S. Forbes., Chief Financial Officer and Secretary


                                     AXIS NATIONAL INCORPORATED


November 13, 1997                    By  /s/David S. Forbes
-----------------                        --------------------------------------------------------------------
     (Date)                              David S. Forbes, Chief Financial Officer and Secretary


                                     RC MANAGEMENT CORP.


November 13, 1997                    By  /s/David S. Forbes
-----------------                        --------------------------------------------------------------------
     (Date)                              David S. Forbes, Vice President, Chief Financial Officer


                                     RYDER AUTOMOTIVE CARRIER SERVICES, INC.


November 13, 1997                    By  /s/David S. Forbes
-----------------                        --------------------------------------------------------------------
     (Date)                              David S. Forbes, Vice President, Chief Financial Officer
                                         and Assistant Secretary



                                    RYDER AUTOMOTIVE ACQUISITION LLC

                                    BY:  CANADIAN ACQUISITION CORP, as Member

November 13, 1997                   By   /s/David S. Forbes
-----------------                        --------------------------------------------------------------------
     (Date)                              David S. Forbes., Chief Financial Officer and Secretary


                                    MCL RYDER TRANSPORT, INC.


November 13, 1997                   By   /s/David S. Forbes
-----------------                        --------------------------------------------------------------------
     (Date)                              David S. Forbes, Vice President and Chief Financial
                                         Officer



                                    RYDER AUTOMOTIVE OPERATIONS, INC.


November 13, 1997                   By  /s/David S. Forbes
-----------------                       ------------------------------------------------------------------
     (Date)                             David  S. Forbes, Vice President, Chief Financial Officer
                                        and Assistant Secretary


                                    RYDER FREIGHT BROKER, INC.


November 13, 1997                   By  /s/David S. Forbes
-----------------                       ------------------------------------------------------------------
     (Date)                             David S. Forbes, Chief Financial Officer and Assistant
                                        Secretary


                                   QAT, INC.


November 13, 1997                  By  /s/Daniel H. Popky
-----------------                      -------------------------------------------------------------------
     (Date)                            Daniel H. Popky, Vice President, Chief Financial Officer
                                       and Secretary


                                   OSHCO, INC.


November 13, 1997                  By  /s/David S. Forbes
-----------------                      -------------------------------------------------------------------
     (Date)                            David S. Forbes, Vice President, Chief Financial Officer


                                   TERMINAL SERVICE CO.


November 13, 1997                  By  /s/David S. Forbes
-----------------                      -------------------------------------------------------------------
     (Date)                            David S. Forbes, Vice President, Chief Financial Officer



                                   F.J. BOUTELL DRIVEWAY CO., INC.

November 13, 1997                  By  /s/David S. Forbes
-----------------                      -------------------------------------------------------------------
     (Date)                            David S. Forbes, Vice President, Chief Financial Officer
                                       and Assistant Secretary


                                   RMX, INC.


November 13, 1997                  By  /s/David S. Forbes
-----------------                      -------------------------------------------------------------------
     (Date)                            David S. Forbes, Vice President, Chief Financial Officer
                                       and Assistant Secretary



                                  TRANSPORT SUPPORT, INC.

November 13, 1997                 By  /s/David S. Forbes
-----------------                     -------------------------------------------------------------------------
     (Date)                           David S. Forbes, Vice President, Chief Financial Officer
                                      and Assistant Secretary


                                  COMMERCIAL CARRIERS, INC.


November 13, 1997                 By  /s/David S. Forbes
-----------------                     -------------------------------------------------------------------------
     (Date)                           David S. Forbes, Vice President, Chief Financial officer
                                      and Assistant Secretary


                                  B&C, INC.


November 13, 1997                 By  /s/David S. Forbes
-----------------                     -------------------------------------------------------------------------
     (Date)                           David S. Forbes, Vice President and Chief Financial Officer
                                      and Assistant Secretary
