Form 10-K
period 1997-12-31
ALLIED HOLDINGS INC
filed 1998-03-30
CIK 909950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]     ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
 -      EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1997

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -      EXCHANGE ACT OF 1934

Commission File Number 0-22276

                              ALLIED HOLDINGS, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Georgia                                  58-0360550
-----------------------------------------------    ---------------------------
(State or other jurisdiction of incorporation or   (I.R.S. Employer ID Number)
               organization)

            160 Clairemont Avenue, Suite 200, Decatur, Georgia 30030
------------------------------------------------------------------------------
                     (Address of principal executive office)

        Registrant's telephone number, including area code (404) 373-4285

           Securities registered pursuant to Section 12(b) of the Act:

      No par value Common Stock                  New York Stock Exchange
-------------------------------------   --------------------------------------
          (Title of Class)              (Name of Exchange on which Registered)

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                       YES  [X]   NO  [ ]
                                             -         -
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 5, 1998 Registrant had outstanding 7,877,547 shares of common stock. The aggregate market value of the common stock held by nonaffiliates of the Registrant, based upon the closing sales price of the common stock on March 5, 1998 as reported on The New York Stock Exchange, was approximately $83,100,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for Registrant's 1998 Annual Meeting of Shareholders to be held May 27, 1998 are incorporated by reference in Part III.

0221076

                              ALLIED HOLDINGS, INC.

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
                     Caption                                                                               Number
                     -------                                                                               ------
PART I.

ITEM 1.           BUSINESS...................................................................................2

ITEM 2.           PROPERTIES.................................................................................7

ITEM 3.           LEGAL PROCEEDINGS........................................ .................................7

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................8

PART II.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

                   STOCKHOLDER MATTERS.......................................................................9

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA......................................................10

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS.......................................................11

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................14

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................................14

PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................14

ITEM 11.          EXECUTIVE COMPENSATION....................................................................14

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................14

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................14

PART IV.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

                  REPORTS ON FORM 8-K.......................................................................15

                                     PART I

ITEM 1.    BUSINESS.

         1. GENERAL

     Allied Holdings, Inc. (the "Company" or "Allied"), founded in 1934, is a holding company which operates through its wholly-owned subsidiaries. The Company's principal operating divisions are Allied Automotive Group, Inc. ("Allied Automotive Group" or "Automotive Group") and Axis Group, Inc. ("Axis" or the "Axis Group"). Allied Automotive Group is the largest motor carrier in North America specializing in the transportation of new and used automobiles and light trucks and serves all of the major domestic and foreign automotive manufacturers. The Axis Group provides logistics solutions and other services to the new and used vehicle distribution market and other segments of the automotive industry, including the rapidly growing used car superstore market. Axis is the global logistics services arm of the Allied Holdings Family of Companies. On September 30, 1997, the Company acquired Ryder Automotive Carrier Services, Inc. and RC Management Corp. (collectively, "Ryder Automotive Group") from Ryder System, Inc.(the "Ryder Automotive Group Acquisition"). For the year ended December 31, 1997, after giving pro forma effect to the Ryder Automotive Group Acquisition, revenues and operating income of the Company would have been approximately $1,044.9 million and $43.9 million, respectively.

         Allied Automotive Group offers a full range of automotive delivery services including transporting new, used and off-lease vehicles to dealers from plants, rail ramps, ports and auctions, and providing vehicle rail-car loading and unloading services. The Allied Automotive Group represented approximately 98% of the Company's consolidated 1997 revenues. The Allied Automotive Group operates primarily in the short-haul segment of the automotive transportation industry with an average length of haul of less than 200 miles. The Allied Automotive Group delivers new and used vehicles throughout the United States and Canada for all of the major domestic and foreign manufacturers of automobiles and light trucks. General Motors, Ford and Chrysler represent the Company's largest customers, accounting for in total approximately 77% of 1997 revenues. The Automotive Group also provides services to all of the major foreign manufacturers, including Honda, Mazda, Nissan, Toyota, Isuzu, Volkswagen and Mitsubishi. Allied Automotive Group transported approximately 67% of the new vehicles sold in the United States and Canada in 1997, and had 1997 revenues nearly five times greater than its closest competitor, after giving pro forma effect to the Ryder Automotive Group Acquisition.

         The Company provides logistics solutions through the Axis Group that complement its new and used vehicle distribution services operations and is pursuing additional opportunities in the growing remarketed vehicle sector, which includes the delivery of used and previously leased vehicles and vehicles sold through the automotive auction process. For example, the Axis Group has entered into agreements with AutoNation and DriversMart to provide transportation logistics services for the movement of vehicles to their reconditioning centers and stores. The Axis Group has also entered into a contract with Aucnet to provide transportation logistics services relating to the movement of vehicles sold through live interactive auctions and bulletin board sales on the Internet. In addition, the Axis Group has entered into a contract with Volkswagen to provide port processing and vehicle distribution services.

         2.  RYDER AUTOMOTIVE CARRIER GROUP

         Ryder Automotive Group, prior to its acquisition by the Company, was North America's largest motor carrier of new and used automobiles and light trucks offering a full range of automotive delivery services including transporting new, used and off-lease vehicles to dealers from plants, railramps, ports and auctions, and providing vehicles rail-car loading and unloading services. The Ryder Automotive Group also provided logistics solutions and other services to the new and used vehicle distribution market and other segments of the automotive industry, including the growing used car superstore market.

         3. SERVICES

         As a result of the Ryder Automotive Group Acquisition, the Allied Automotive Group is the largest motor carrier in North America specializing in the transportation of new and used automobiles and light trucks for all the major domestic and foreign automotive manufacturers. Allied and the Ryder Automotive Group together participated in the transportation of approximately 67% of the new vehicles sold in the United States and Canada in 1997, including more than 50% of the North American production of General Motors, Ford and Chrysler. Allied Automotive Group believes it can capture a larger percentage of its major customers' North American production by building upon its relationships with manufacturers and leveraging its reputation for high quality services, competitive pricing and value-added services. Allied Automotive Group also believes that it can expand the types of services provided to its existing customers by utilizing its sophisticated technology in order to deliver vehicles and provide other services more efficiently and cost effectively than its competitors.

         The Company has made a significant commitment to providing complementary services to its existing customers and to new customers through its Axis Group subsidiary. The Axis Group is aggressively pursuing opportunities to provide logistics solutions to customers in the automotive industry and seeks to leverage its proprietary information systems in order to efficiently provide such services. These services include identifying new and innovative distribution methods for customers, providing solutions relating to improving the management of inventory of new and used vehicles, and providing reconditioning services relating to the used and remarketed vehicle market. The Company further believes that significant opportunities exist for it to provide automotive hauling and other related services to its existing customers' foreign manufacturing plants through the formation of joint ventures with established local transportation carriers. For example, through Kar-Tainer International, Ltd., a subsidiary of the Axis Group, the Company transports finished and partially completed vehicles and parts in intermodal containers both domestically and internationally.

         4. CUSTOMER RELATIONSHIPS

         The Company has contracts with most of its customers. The Allied Automotive Group's contracts with its customers establish rates for the transportation of vehicles based upon a fixed rate per vehicle transported and a variable rate for each mile a vehicle is transported. While the contracts generally do not permit Allied Automotive Group to recover for increases in fuel prices, fuel taxes or labor cost, certain of the Allied Automotive Group contracts provide for renegotiation in the event material adverse changes occur. The Allied Automotive Group has an agreement with Ford expiring in May 1999 which provides that the Allied Automotive Group is the primary carrier for 24 locations in the United States and all Canadian locations and a contract with Chrysler expiring in June 2000, which provides that the Allied Automotive Group is the primary carrier for 26 locations throughout the United States and Canada. The Company operates at the former Ryder Automotive Group locations under a month-to-month contract with Ford in the United States and Canada and under various contracts with Chrysler in the United States with terms varying from month-to-month to those which expire in February 2001. The Allied Automotive Group has an agreement in principal with General Motors to enter into a three-year contract.

         5. PROPRIETARY MANAGEMENT INFORMATION SYSTEMS

         The Company has made a long-term commitment to utilizing technology to serve its customers. The Company's information systems subsidiary, Link Information Systems, Inc. ("Link") provides information systems services to the Allied Automotive Group, Axis Group and other subsidiaries of the Company. Link's advanced management information system is a centralized, fully integrated information system utilizing a mainframe computer together with client servers. The system is based on a company-wide information database, which allows

Link to quickly respond to customer information requests without having to combine data files from several sources. Updates with respect to vehicle load, dispatch and delivery are immediately available from Link locations for reporting to customers and for better control and tracking of customer vehicle inventories. Through electronic data interchange ("EDI"), Link communicates directly with manufacturers in the process of delivering vehicles and electronically bills and collects from manufacturers. Link also utilizes EDI to communicate with inspection companies, railroads, port processors and other carriers.

         Subsidiaries of the Company utilize Link's information system to allow them to operate more efficiently. For example, the information systems automatically design an optimal load for each specialized tractor-trailer ("Rig"), taking into account factors such as the capacity of the Rig, the size of the vehicles, the route, the drop points, fuel taxes, applicable weight and height restrictions and the formula for paying drivers. The system also determines the most economical and efficient load sequence and drop sequence for the vehicles to be transported.

         6. MANAGEMENT STRATEGY

         The Company has adopted a performance management strategy which it believes contributes to quality, enhanced efficiency, safety and profitability in its operations. The Company's management strategy and culture is designed to enhance employee performance through careful selection and continuous training of new employees, with individual performance goals established for each employee and performance measured regularly through the Company's management information system. The Company believes that its performance management strategy is unique with respect to the role that employees play in the form of participation in this process.

         The Company has developed and implemented various programs to incentivize and reward increased employee productivity. The various programs developed by the Company reward damage-free delivery by drivers, driver efficiency and driver safety. The Company believes that these programs have improved customer and employee satisfaction and driver related productivity in areas such as damage-free deliveries.

         During 1997, the Company adopted an economic value added ("EVA") based performance measurement and incentive compensation system. EVA is the measure used by the Company to determine incentive compensation for senior management. EVA also provides management with a measure to gauge financial performance, allocate capital to appropriate projects, assist in providing valuations in regard to proposed acquisitions, and evaluate daily operating decisions. The Company believes that the EVA based performance measurement and incentive compensation system promotes the creation of economic value and increase shareholder value by aligning the interests of senior management with that of the Company's shareholders.

         7. RISK MANAGEMENT AND INSURANCE

         The Company's risk management subsidiary, Haul Risk Management Services, Inc. ("HRMS"), is responsible for defining risks and securing appropriate insurance programs and coverages at cost effective rates for the Company. HRMS internally administers all claims for auto and general liability and for workers compensation claims in Alabama, Florida, Georgia, Missouri, North Carolina, South Carolina, Tennessee and Virginia. Liability claims are subject to periodic audits by the Company's commercial insurance carriers. The Company currently retains up to $650,000 of liability for each claim for workers' compensation and up to $500,000 of liability for automobile and general liability, including personal injury and property damage claims. In addition to the $500,000 per occurrence deductible for automobile liability, there is a $500,000 aggregate deductible for those claims which exceed the $500,000 per occurrence deductible. The Company also retains up to $250,000 of liability for each cargo damage claim in the United States. In Canada, the Company retains up to C$100,000 (approximately U.S. $70,000 at February 27, 1998) of liability for each claim for personal injury, property damage or cargo damage. If the Company were to experience a material increase in the frequency or severity of accidents or workers' compensation claims or unfavorable developments in existing claims, the Company's operating results could be adversely affected. The Company formed Haul Insurance Limited in December 1995 as a captive insurance subsidiary to provide insurance coverage to the Company with respect to its deductibles for workers' compensation and commercial general liability in the United States and for automobile liability insurance in the United States and Canada.

         8. EQUIPMENT, MAINTENANCE AND FUEL

         As a result of the Ryder Automotive Group Acquisition, the Allied Automotive Group operates approximately 5,200 rigs with an average age of 6.9 years. The Allied Automotive Group has historically invested heavily in both new equipment and equipment upgrades, which have served to increase efficiency and extend the useful life of Rigs. Currently, new 75-foot Rigs cost between $120,000 and $140,000.

         All of the Automotive Group's terminals have access to a central parts warehouse through the management information system. The system calculates maximum and minimum parts inventory quantities based upon usage and automatically reorders parts. The Automotive Group is in the process of implementing its management information system at the Ryder Automotive Group terminals. Minor modifications of equipment are performed at terminal locations. Major modifications involving change in length, configuration or load capacity are performed by the trailer manufacturers.

         In order to reduce fuel costs, the Automotive Group purchases approximately 55% of its fuel in bulk. Also, fuel is purchased by drivers on the road from a few major suppliers that offer discounts and central billing. The Automotive Group has entered into futures contracts to manage a portion of its exposure to fuel price fluctuations.

         9. COMPETITION

         The transportation of vehicles in the long-haul segment of the automotive industry is primarily controlled by rail carriers. In the 1970s and 1980s, following deregulation of the trucking industry by the Interstate Commerce Commission and as importers obtained a more significant share of United States automobile sales, new motor carriers, some without union contracts, began to compete for automobile traffic. In some instances, these new carriers were created, or their creation facilitated, by importer interests.

         Since the mid-1980s, nearly all transportation has been pursuant to contracts entered into by negotiation or competitive bid. The competition for these contracts has been from both rail carriers and union and non-union motor carriers. As a result, many negotiations and bids have resulted in contracts that do not allow for recovery of increased costs of labor or fuel over the contract term and that provide for rate reductions of varying magnitudes.

         Two other recent developments are now beginning to have an impact on competition. The first is the rise in the use of third-party logistics companies by automotive manufacturers. This is expected to convert further traffic to competitive bidding and ease entry for less well capitalized, less sophisticated haulers as the logistics companies provide the information systems and integrate, more comprehensively, the full distribution function. The second is the fundamental changes automotive manufacturers are making to their vehicle distribution systems in order to expedite the delivery of finished vehicles to dealers. Certain manufacturers are creating vehicle mixing centers where rail traffic from numerous manufacturing plants is re-mixed for delivery to the dealer. These mixing centers offer the opportunity for longer haul business to be obtained through competitive bidding. In addition, manufacturers are creating new rail ramps in order to place vehicles in more central locations closer to the market but off the dealer lots. These new rail ramps may reduce the average length of haul for motor carriers of automobiles. In metropolitan areas, competition for traffic from the new rail ramps to the dealers may increase as local delivery carriers and equipment and driver leasing companies may become new competitors for the traffic. In addition, some parties may attempt to utilize drive-away operators or dealer pick-ups to deliver vehicles.

         Major motor carriers specializing in the delivery of new vehicles that are competitors of the Allied Automotive Group include Leaseway, Jack Cooper, Cassens, Hadley and E & L, all of which are privately held companies.

         10. EMPLOYEES AND OWNER OPERATORS

         The Company has approximately 8,100 employees, including approximately 5,300 drivers. All drivers and shop and yard personnel are represented by various labor unions. The majority of the Automotive Group's employees are covered by the Master Agreement with the Teamsters which expires on May 31, 1999. The compensation and benefits paid by the Automotive Group to union employees are established by union contracts. The Automotive Group also utilizes approximately 800 owner-operators, with approximately 200 driving exclusively for Auto Haulaway, Inc., a subsidiary of the Automotive Group, in Canada and approximately 600 driving exclusively from former Ryder Automotive

Group terminals in the United States. The owner-operators are either paid a percentage of the revenues they generate or receive normal driver pay plus a truck allowance.

         11. REGULATION

         The Company is regulated in the United States by the United States Department of Transportation ("DOT") and various state agencies, and in Canada by the National Transportation Agency of Canada and various provincial transport boards. Truck and trailer length, height, width, maximum weight capacity and other specifications are regulated federally in the United States, as well as by individual states and provinces. Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. The DOT also regulates certain safety features incorporated in the design of Rigs. The motor carrier transportation industry is also subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating policies or influencing the demand for, and the costs of providing, services to shippers.

         In addition, the Company's terminal operations are subject to environmental laws and regulations enforced by federal, state, provincial and local agencies, including those related to the treatment, storage and disposal of wastes, and those related to the storage and handling of fuel and lubricants. The Company maintains regular ongoing testing programs for their USTs located at most of their terminals for compliance with environmental laws and regulations. Management believes that the Company's USTs are in compliance with current environmental standards and that the Company will not be required to incur substantial costs to bring the USTs into compliance with higher standards which take effect in 1998.

         12. INDUSTRY OVERVIEW

         The following table summarizes historic new vehicle production and sales in the United States and Canada, the primary sources of the Company's revenues:



                                                             YEAR ENDED DECEMBER 31,

                                                      1994            1995             1996             1997
                                                      ----            ----             ----             ----
NEW VEHICLE PRODUCTION (IN MILLIONS)
United States...........................              11.9            11.6             11.5              11.8
Percent increase (decrease) over prior year           12.6%           (2.3)%           (0.9)%             2.6%
Canada..................................               2.3             2.4              2.4               2.5
Percent increase (decrease) over prior year            2.8%            3.6%             0.0%              4.2%
NEW VEHICLE SALES
United States...........................              15.0            14.7             15.1              15.1
Percent increase (decrease) over prior year            8.3%           (2.2)%            2.5%              0.0%
Canada..................................               1.2             1.1              1.2               1.4
Percent increase (decrease) over prior year            5.3%           (7.6)%            3.5%             16.7%



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

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) the Company's plans, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company's management information systems, (iv) the Company's efforts to reduce costs, (v) the adequacy of the Company's sources of cash to finance its current and future operations and (vi) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially are the following: development of trends in the general economy; the highly competitive nature of the automotive distribution industry; dependence on the automotive industry; loss or reduction of revenues generated by the Company's major customers; the variability of quarterly results and seasonality of the automotive distribution industry; labor union and other employment matters; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; changes in regulatory requirements which are applicable to the Company's business; and the risk factors listed herein from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, its Annual Reports on Form 10-K.

ITEM 2.         PROPERTIES.

         The Company's executive offices are located in Decatur, Georgia, a suburb of Atlanta. The Company leases approximately 96,000 square feet of space for its executive offices, which is sufficient to permit the Company to conduct its operations. The Company operates from 134 terminals which are located at or near manufacturing plants, ports, and railway terminals. The Company currently owns 29 of its terminals. The Company leases the remainder of its facilities. Most of the leased facilities are leased on a year to year basis from railroads at rents that are not material to the Company.

         Over the past 10 years, changes in governmental regulations have gradually permitted the lengthening of Rigs from 55 to 75 feet. This has increased load factors and improved operating efficiency by permitting the Automotive Group to haul more vehicles with fewer Rigs and employees. The Company has worked closely with manufacturers to develop specialized equipment to meet the specific needs of manufacturers.

         The Automotive Group's Rigs are maintained at 65 shops by approximately 300 maintenance personnel, including supervisors. Rigs are scheduled for regular preventive maintenance inspections. Each shop is equipped to handle repairs resulting from inspection or driver write up, including repairs to electrical systems, air conditioners, suspension, hydraulic systems, cooling systems, and minor engine repairs. Major engine overhaul and engine replacement can be handled at larger terminal facilities, while smaller terminals rely on outside vendors. The trend has been to use engine suppliers' outlets for engine repairs due to the long-term warranties obtained by the Company.

ITEM 3.         LEGAL PROCEEDINGS.

         The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of vehicles. The Company does not believe that any of such pending litigation, if adversely determined, would have a material adverse effect on the Company.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  NONE

Executive Officers of the Registrant

         The following table sets forth certain information regarding the Company's executive officers:


                Name                           Age                               Title
                ----                           ---                               -----
Robert J. Rutland                               56          Chairman of the Board of Directors and Chief
                                                            Executive Officer

Guy W.  Rutland, III                            61          Chairman Emeritus and Director

A. Mitchell Poole, Jr.                          50          President, Chief Operating Officer, Chief
                                                            Financial Officer, Assistant Secretary and Director

Bernard O. De Wulf                              49          Vice Chairman, Executive Vice President and
                                                            Director

Berner F. Wilson, Jr.                           59          Vice Chairman, Secretary and Director

Guy W.  Rutland, IV                             34          Vice President and Director

Joseph W.  Collier                              55          President of Allied Automotive Group and Director

Randall E. West                                 49          President of Axis Group and Director

Douglas A. Lauer                                34          President of Link Information Systems

Daniel H. Popky                                 33          Senior Vice President, Finance and President of
                                                            Allied Industries


Mr. Rutland has been Chairman and Chief Executive Officer of the Company since December 1995. Mr. Rutland served as President and Chief Executive Officer of the Company from 1986 to December 1995. Prior to October 1993, Mr. Rutland was Chief Executive Officer of each of the Company's subsidiaries.

Guy Rutland, III was elected Chairman Emeritus in December 1995. Mr. Rutland served as Chairman of the Board of the Company from 1986 to December 1995. Prior to October 1993, Mr. Rutland was Chairman or Vice Chairman of each of the Company's subsidiaries.

Mr. Poole has been President, Chief Operating Officer, Chief Financial Officer, and Assistant Secretary of the Company since December 1995. Prior to December 1995, Mr. Poole served as Executive Vice President and Chief Financial Officer of the Company. Mr. Poole joined Allied Systems, ltd. in 1988 as Senior Vice President and Chief Financial Officer. He was appointed President of Allied Industries, Inc. in December 1990 and served in that capacity until December 1997. Prior to joining the Company in 1988, Mr. Poole was an audit partner with Arthur Andersen LLP, independent public accountants.

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

Mr. Rutland, IV has been Vice President of the Company since October 1993 and Senior Vice President - Operations of Allied Automotive Group since November 1997. Mr. Rutland was Vice President - Reengineering Core Team of Allied Automotive Group, from November 1996 to November 1997. From January 1996 to November 1996 Mr. Rutland was Assistant Vice President of the Central and Southeast Region of Operations for Allied Systems, Ltd. From March 1995 to January 1996 Mr. Rutland was Assistant Vice President of the Central Division of Operations for Allied Systems, Ltd. From June 1994 to March 1995, Mr. Rutland was Assistant Vice President of the Eastern Division of Operations for Allied Systems, Ltd. From 1993 to June 1994 Mr. Rutland was assigned to special projects with an assignment in Industrial Relations/Labor Department and from 1988 to 1993, Mr. Rutland was Director of Performance Management.

Mr. Collier was appointed as a director of the Company in December 1995. Mr. Collier has been the President of Allied Automotive Group since December 1995. Mr. Collier had been Executive Vice President of Marketing and Sales and Senior Vice President of Allied Systems, Ltd. since 1991. Prior to joining the Company in 1979, Mr. Collier served in management positions with Bowman Transportation and also with the Federal Bureau of Investigation.

Mr. West was appointed as a director of the Company in December 1997. Mr. West has been the President of Axis Group since October 1997. Mr. West was President of Ryder Automotive Carrier Services, Inc. from January 1996 to October 1997 and Senior Vice President and General Manager of Ryder International from 1993 to 1995.

Mr. Lauer has been President of Link Information Systems since July 1996. From January 1996 to July 1996 Mr. Lauer was Vice President and Chief Information Officer of Allied Industries, Inc. Mr. Lauer has 11 years of information technology experience. Prior to joining the Company, he was Director, Information Systems at Exel Logistics.

Mr. Popky has been Senior Vice President, Finance of the Company and President of Allied Industries, Inc. since December 1997. From December 1995 to December 1997, Mr. Popky was Vice President, Finance of the Company. From January 1995 to December 1995 Mr. Popky was Vice President and Controller and from October 1994 to January 1995 he was Assistant Vice President and Controller for the Company. Prior to joining the Company, Mr. Popky held various positions with Arthur Andersen LLP for 9 years.

                                     PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.

The Company's common stock is traded on the New York Stock Exchange under the symbol AHI. The common stock began trading on September 29, 1993 on The Nasdaq Stock Market and has been trading on the New York Stock Exchange since March 3, 1998. Prior to September 29, 1993, there had been no established public trading market for the common stock. Market information regarding the common stock is set forth in Financial Statements and Supplementary Data included elsewhere herein.

As of March 5, 1998 there were approximately 2,300 holders of the Company's common stock. The Company has paid no cash dividends in the last two years.

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below for each of the five years in the period ended December 31, 1997 are derived from the Company's Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto.


                                                                                     Year ended December 31,
                                                                             (in thousands except per share amounts)
                                                                              -------------------------------------
                                                                   1997           1996           1995         1994         1993
                                                                   ----           ----           ----         ----         ----


STATEMENT OF OPERATION DATA:
   Revenues                                                    $581,530       $392,547       $381,464     $297,236     $241,981
                                                               --------       --------       --------     --------     --------
   Operating expenses:
      Salaries, wages and fringe benefits                       309,641        204,838        195,952      157,979      134,054
      Operating supplies and expenses                           102,432         62,880         62,179       51,532       44,090
      Purchased transportation                                   52,787         34,533         32,084        9,486        3,223
      Rent expense                                                6,452          4,975          5,354        3,214        3,485
      Insurance and claims                                       22,256         16,849         16,022       12,043        9,745
      Operating taxes and licenses                               18,358         16,122         16,564       14,301       12,223
      Depreciation and amortization                              33,340         26,425         25,431       16,314       11,683
      Communications and utilities                                4,030          3,111          3,434        1,855        1,456
      Other operating expenses                                    5,541          4,219          3,522        1,781        1,662
      Acquisition related realignment(1)                          8,914             --             --           --           --
                                                               --------       --------       --------     --------     --------
      Total operating expenses                                  563,751        373,952        360,543      268,505      221,621
                                                               --------       --------       --------     --------     --------
   Operating Income                                              17,779         18,595         20,921       28,731       20,360
   Minority interest in income                                       --             --             --           --         (858)
   Interest expense                                             (14,095)       (10,720)       (11,260)      (5,462)      (6,042)
   Interest income                                                  868            603            707          312          313
   Other income ( expense), net                                      --             --             --           --          (49)
                                                               --------       --------       --------     --------     --------
   Income before income taxes,
     extraordinary item and cumulative
     effect of accounting change                                  4,552          8,478         10,368       23,581       13,724
   Income tax provision (2)                                      (2,150)        (3,557)        (4,222)      (9,393)      (4,183)
                                                               --------       --------       --------     --------     --------
   Income before extraordinary item and
     cumulative effect of accounting change                       2,402          4,921          6,146       14,188        9,541
   Extraordinary loss on early
     extinguishment of debt                                          --           (935)            --       (2,627)          --
   Cumulative effect of change in
     accounting for postretirement benefits
     other than pensions(3)                                          --             --             --           --       (2,592)
                                                               --------       --------       --------     --------     --------
   Net income                                                  $  2,402       $  3,986       $  6,146     $ 11,561     $  6,949
                                                               ========       ========       ========     ========     ========
   Income before extraordinary item and
     cumulative effect of accounting change per share(4)       $   0.31       $   0.64       $    .80     $   1.84     $   1.24
   Net income per share(4)                                     $   0.31       $   0.52       $    .80     $   1.50     $   0.90

BALANCE SHEET DATA:                                            $149,673       $ 49,202       $ 50,421     $ 50,861     $ 30,225
   Current assets                                               157,679         48,494         43,257       44,608       38,412
   Current liabilities                                          558,939        211,083        214,686      218,806      119,897
   Total assets
   Long-term debt and capital lease
     obligations less current portion                           228,003         93,708        106,634      120,136       41,845
   Stockholders' equity                                          57,328         56,709         53,022       45,835       35,759


(1) Represents a non-cash charge the Company recorded during the third quarter of 1997 to write down Company Rigs and terminal facilities that were idled or closed as a result of the Ryder Automotive Group Acquisition.

(2) Prior to the Company's initial public offering, Allied Systems, Ltd. as a limited partnership, and its general partners, as corporations, were subject to taxation under Subchapter S and did not pay federal or most state taxes. Accordingly, the Company's consolidated financial statements for the periods prior to the offering include a pro forma provision for income taxes.

(3) Effective January 1, 1993, the Company adopted the provisions of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Adoption of this accounting standard resulted in a one-time, after pro forma tax, non-cash charge to earnings of $2,592,000.

(4) Excluding a one-time charge the Company recorded in connection with the Ryder Automotive Group Acquisition, net income was $0.98.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth the percentage relationship of expense items to revenues for the periods indicated:


                                                                           Year ended December 31,
                                                                      ---------------------------------
                                                                      1997          1996          1995
                                                                      ----          ----          ----

Revenues                                                               100.0%       100.0%       100.0%
                                                                       -----       ------       ------
Operating Expenses:
   Salaries, wages and fringe benefits                                  53.2         52.2         51.4
   Operating supplies and expenses                                      17.6         16.0         16.3
   Purchased transportation                                              9.1          8.8          8.4
   Rent expense                                                          1.1          1.3          1.4
   Insurance and claims                                                  3.8          4.3          4.2
   Operating taxes and licenses                                          3.2          4.1          4.3
   Depreciation and amortization                                         5.7          6.7          6.7
   Communications and utilities                                          0.7          0.8          0.9
   Other operating expenses                                              1.0          1.1          0.9
   Acquisition related realignment                                       1.5          0.0          0.0
                                                                       -----       ------       ------
Total operating expenses                                                96.9         95.3         94.5
                                                                       -----       ------       ------
Operating income                                                         3.1          4.7          5.5
                                                                       -----       ------       ------
Other income(expense):

   Interest expense                                                     (2.4)        (2.8)        (3.0)
   Interest income                                                       0.1          0.2          0.2
                                                                       -----       ------       ------
Total other income (expense)                                            (2.3)        (2.6)        (2.8)
                                                                       -----       ------       ------
Income before income taxes and extraordinary item                        0.8          2.1          2.7
Income tax provision                                                    (0.4)        (0.9)        (1.1)
                                                                       -----       ------       ------
Income before extraordinary item                                         0.4          1.2          1.6
Extraordinary loss on early extinguishment of debt                       0.0         (0.2)         0.0
                                                                       -----       ------       ------
Net Income                                                               0.4%         1.0%         1.6%
                                                                       =====       ======       ======

1997 Compared to 1996

         Revenues were $581.5 million in 1997 compared to $392.6 million in 1996, an increase of $188.9 million, or 48%. The increase in revenues was due to a 41% increase in the number of vehicles delivered by the Allied Automotive Group together with an increase in the revenue generated per vehicle delivered due to an increase in the percentage of longer-haul dealer deliveries. The number of vehicles delivered by the Automotive Group increased 38% because of the acquisition of Ryder's Automotive Carrier Group and the inclusion of their results since September 30, 1997, the date of the acquisition. The remaining increase in vehicle deliveries was primarily due to increased new vehicle production and sales in Canada which led to increased deliveries by the Automotive Group's Canadian operations. Net income in 1997 was $7.6 million, or $0.98 per share, compared with net income of $4.9 million, or $0.64 per share in 1996, an increase of 53% (excluding a one time charge related to the acquisition of Ryder's Automotive Carrier Group recorded in 1997 and an extraordinary loss on the early extinguishment of debt recorded during 1996). The significant increase in earnings was primarily due to contributions from the acquisition of Ryder's Automotive Carrier Group together with increased earnings from the Allied Automotive Group's Canadian operations due to increased vehicle deliveries. In addition, net income in 1996 was impacted by strikes at a number of General Motors manufacturing plants.

         The operating ratio (operating expenses as a percentage of revenues) for 1997 was 96.9%, compared to 95.3% in 1996. The operating ratio increased 1.6 percentage points, but 1.5 of the percentage point increase was due to a non-cash charge the company recorded during the third quarter of 1997 to write-down Company rigs and terminal facilities that will be idled or closed as a result of the acquisition of Ryder's Automotive Carrier Group. Excluding this one time charge, the operating ratio for 1997 was virtually unchanged from the prior year.

         The following is a discussion of the changes in the Company's major expense categories:

         Salaries, wages and fringe benefits increased from 52.2% of revenues in 1996 to 53.2% in 1997. This increase is primarily due to annual salary and benefit increases of approximately 3%, offset in part by productivity and efficiency improvements implemented during 1997 by the Allied Automotive Group together with increases in purchased transportation.

         Operating supplies and expenses as a percentage of revenues increased from 16.0% in 1996 to 17.6% in 1997. The increase is mainly the result of the acquisition of the Ryder Automotive Group as its operating costs as a percentage of revenues were higher than the Company's.

         Purchased transportation increased from 8.8% of revenues in 1996 to 9.1% of revenues in 1997 primarily due to an increase in the number of vehicles hauled by other carriers for the Allied Automotive Group as part of an exchange program to improve loaded miles.

         Insurance and claims expense as a percentage of revenues decreased from 4.3% in 1996 to 3.8% in 1997 mainly due to lower cargo claims costs resulting from quality programs instituted during 1997.

         Operating taxes and licenses decreased from 4.1% of revenues in 1996 to 3.2% in 1997. This decrease is due to efforts made by the Company to reduce its licensing costs per rig together with an overall decrease in the number of rigs operated by the Allied Automotive Group after the acquisition of the Ryder Automotive Group.

         Depreciation and amortization as a percentage of revenues decreased from 6.7% in 1996 to 5.7% in 1997. The decrease is mainly the result of depreciation expense on the rigs acquired as part of the Ryder Automotive Group representing a lower percentage of revenues than the Company's due to the age and useful lives of the rigs. In addition, depreciation and amortization expense has been reduced due to a reduction in the number of rigs operated by the Allied Automotive Group after the acquisition of Ryder Automotive Group.

         Interest expense as a percentage of revenues decreased from 2.8% in 1996 to 2.4% in 1997, however interest expense increased from $10.7 million in 1996 to $14.1 million in 1997. The increase was primarily the result of interest on additional borrowings used to finance the Kar-Tainer and the Ryder Automotive Group acquisitions.

         The effective tax rate increased from approximately 42% of pre-tax income in 1996 to approximately 47% in 1997. The increase was due to higher non-deductible expenses resulting from the acquisition of the Ryder Automotive Group together with lower pre-tax income which made the non-deductible expenses a greater percentage of pre-tax income.

1996 Compared to 1995

         Revenues were $392.6 million in 1996 compared to $381.5 million in 1995, an increase of $11.1 million, or 2.9%. The increase in revenues was primarily due to a 5% increase in the number of vehicles delivered by the Allied Automotive Group, offset in part by a decrease in the revenue generated per vehicle delivered due to an increase in the percentage of shorter haul deliveries. Net income during 1996 was $4.9 million, or $0.64 per share, compared with $6.2 million, or $0.80 per share in 1995, (excluding an extraordinary loss on the early extinguishment of debt recorded during 1996). Net income during 1996 was impacted by strikes at a number of General Motors manufacturing plants, the severe winter weather during the first quarter of 1996, a rise in diesel fuel prices throughout 1996, and the planned start-up costs for the Axis Group.

         The operating ratio for 1996 was 95.3%, compared to 94.5% in 1995. The increase was primarily due to planned startup costs for the Axis Group, together with increased fuel costs and an increase in the percentage of light trucks hauled by the Allied Automotive Group, which led to lower load averages and increased costs.

         The following is a discussion of the changes in the Company's major expense categories:

         Salaries, wages and fringe benefits increased from 51.4% of revenues in 1995 to 52.2% of revenues in 1996. This change as a percentage of revenues was primarily due to the addition of payroll costs for the Axis Group, increased costs resulting from strikes at General Motors during March and October 1996 and the severe winter weather during the first quarter of 1996.

         Operating supplies and expenses as a percentage of revenues decreased from 16.3% in 1995 to 16.0% in 1996, despite a rise in diesel fuel prices. This decrease is mainly due to an increase in the units delivered by owner-operators combined with the use of newer, more fuel efficient equipment which has reduced the costs to operate the Allied Automotive Group's Rigs and has increased fuel efficiency. Owner-operators are responsible for all costs to operate their rigs and such costs are included in purchased transportation. In addition, the Allied Automotive Group implemented productivity and efficiency programs that reduced operating expenses.

         Purchased transportation increased from 8.4% of revenues in 1995 to 8.8% in 1996. This is mainly due to an increase in the number of units hauled by owner-operators and by other carriers for the Allied Automotive Group as part of an exchange program to improve loaded miles.

         Interest expense for 1996 decreased to $10.7 million compared to $11.3 million in 1995. This decrease is primarily the result of reductions in long-term debt during the year due to debt repayments.

         The effective tax rate increased from approximately 41% of pre-tax income in 1995 to approximately 42% of pre-tax income in 1996. The increase was due to higher state taxes.

Liquidity and Capital Resources

         The Company's sources of liquidity are funds provided by operations and borrowings under its revolving credit facility with a syndicate of banks. The Company's liquidity needs are for the acquisition and maintenance of rigs and terminal facilities, the payment of operating expenses and the payment of interest on and repayment of long-term debt.

         Net cash provided by operating activities totaled $39.6 million in 1996 and $47.8 million in 1997. The increase in cash flows from operations was mainly due to increased earnings (excluding a one-time non-cash charge) and higher depreciation and amortization expense. Net cash used in investing activities totaled $33.0 million in 1997 and $163.3 million in 1997. The increase in cash used in investing activities during 1997 was primarily due to the acquisition of Kar-Tainer for approximately $13.1 million in April 1997 and the acquisition of the Ryder Automotive Group for approximately $114.5 million in September 1997. Net cash used in financing activities was $15.7 million in 1996 compared to $124.0 million of cash provided by financing activities in 1997. The increase in cash provided by financing activities was due to borrowings under the Company's revolving credit facility to finance the acquisition of Kar-Tainer and the issuance of $150 million of Senior Notes due in 2007. Proceeds of the Senior Notes were used to finance the acquisition of the Ryder Automotive Group, to pay related fees and expenses and to repay a portion of the borrowings outstanding under the Company's revolving credit facility.

         In connection with the acquisition of the Ryder Automotive Group, the Company refinanced its revolving credit facility with a syndicate of banks. The new revolving credit facility allows the Company to borrow, under a revolving line of credit, and issue letters of credit, up to the lesser of $230 million or a borrowing base amount that is determined based on a defined percentage of the Company's accounts receivable and equipment. The credit facility matures in September 2002 and the interest rate is, at the Company's option, either (I) the bank's base rate, as defined, or (ii) the bank's Eurodollar rate, as defined, as determined at the date of each borrowing, plus an applicable margin. The Company has the right to repay the outstanding debt under the credit facility, in whole or in part, without penalty or premium, subject to a limitation that prepayment of Eurodollar rate loans will be subject to a breakage penalty if prepaid other than on the last day of the applicable interest period. The Company will be subject to mandatory prepayment with a defined percentage of net proceeds from certain asset sales, new debt offerings and new equity offerings. The credit facility gives the Company the ability to reduce the commitment amount and the Company periodically reviews its borrowing needs. The Company had $35 million outstanding under the revolving credit facility at December 31, 1997 bearing interest at a weighted average interest rate of 8.4%. In addition, the Company had $9.6 million of letters of credit outstanding under its revolving credit facility at

December 31, 1997. The Company has entered into interest rate cap agreements to cap a portion of the outstanding borrowings under its revolving credit facility. Such interest rate cap agreements are required under the terms of its revolving credit facility.

         The credit facility, the Senior Notes due in 2007 and the Senior Subordinated Notes due in 2003, set forth a number of affirmative, negative, and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, make dividend or other distributions, or enter into any merger or other consolidation transaction. The financial covenants include the maintenance of a minimum consolidated tangible net worth, compliance with a leverage ratio, and limitations on capital expenditures.

         The Company's obligations under the Senior Notes due in 2007 are guaranteed by substantially all of the subsidiaries of the Company (the "Guarantors"). Separate financial statements of the Guarantors are not provided herein as (i) the Guarantors are jointly and severally liable for the Company's obligations under the Notes, (ii) the subsidiaries which are not Guarantors are inconsequential to the consolidated operations of the Company and its subsidiaries and (iii) the net assets and earnings of the Guarantors are substantially equivalent to the net assets and earnings of the consolidated entity as reflected in these consolidated financial statements. There are no restrictions, on the ability of the Guarantors to make distributions to the Company.

Year 2000

         Based on a preliminary study, the Company does not anticipate either a significant amount of incremental expense or a disruption in service associated with the Year 2000 computer issue and its impact on the Company's systems. However, there can be no assurance that the Company's systems nor the systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999 or that the failure of any such system will not have a material adverse effect on the Company's business, operating results and financial condition.

Seasonality and Inflation

         The Company generally experiences its highest revenues and earnings during the second and fourth quarters of each calendar year due to the shipment of new vehicle models and because the first and third quarters are impacted by manufacturing plant downtime. During the past three years, inflation has not significantly affected the Company's results of operations.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Financial statements and supplementary data are set forth beginning on page F-1 of this Report.

ITEM 9.         DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          NONE.

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

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                8-K.

       (a)      The following documents are filed as part of this report:

                (1)      Financial Statements:

                          INDEX TO FINANCIAL STATEMENTS


                                                                                             Page
                                                                                             ----
Report of Independent Public Accountants......................................................F-1
Consolidated Balance Sheets at December 31, 1997 and 1996.....................................F-2
Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995....F-3
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
         December 31, 1997, 1996 and 1995.....................................................F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995....F-5
Notes to Consolidated Financial Statements....................................................F-6


                (2)       Financial Statement Schedules:

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                             Page
                                                                                             ----
Report of Independent Public Accountants......................................................S-1

Schedule II - Valuation and Qualifying Accounts for the Years Ended
  December 31, 1997, 1996 and 1995  ..........................................................S-2


All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

  (b) Reports on Form 8-K: (i) the Company filed a Form 8-K dated October 10, 1997 relating to the Company's acquisition of all of the outstanding capital stock of Ryder Automotive Carrier Services, Inc. and RC Management Corp. from Rider System, Inc.; and (ii) the Company filed a Form 8-K dated October 21, 1997 relating to the issuance by the Company of $150.0 million of its 8 5/8% Senior Notes due 2007 and the consummation of the Company's $230 million new credit facility.

  (c) Exhibits;

Exhibit Index filed as part of this report

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Allied Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of ALLIED HOLDINGS, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Holdings, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 9, 1998

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                 (IN THOUSANDS)



                                     ASSETS


                                                                                           1997           1996
                                                                                         --------       --------
CURRENT ASSETS:
   Cash and cash equivalents                                                             $ 10,530       $  1,973
   Short-term investments                                                                  19,540          8,520
   Receivables, net of allowance for doubtful accounts of
     $2,078 and $564 in 1997 and 1996, respectively                                        74,881         22,673
   Inventories                                                                              5,391          4,096
   Deferred tax assets                                                                     17,812            353
   Prepayments and other current assets                                                    21,519         11,587
                                                                                         --------       --------
            Total current assets                                                          149,673         49,202
                                                                                         --------       --------
PROPERTY AND EQUIPMENT, NET                                                               286,214        132,552
OTHER ASSETS:                                                                            --------       --------

   Goodwill, net                                                                           99,310         22,081
   Notes receivable due from related parties                                                  573            573
   Other                                                                                   23,169          6,675
                                                                                         --------       --------
            Total other assets                                                            123,052         29,329
                                                                                         --------       --------
            Total assets                                                                 $558,939       $211,083
                                                                                         ========       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Current maturities of long-term debt                                                  $  2,980       $  2,275
   Trade accounts payable                                                                  36,263         15,872
   Accrued liabilities                                                                    118,436         30,347
                                                                                         --------       --------
            Total current liabilities                                                     157,679         48,494
                                                                                         --------       --------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                                   228,003         93,708
                                                                                         --------       --------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                11,355          3,621
                                                                                         --------       --------
DEFERRED INCOME TAXES                                                                      35,062          7,487
                                                                                         --------       --------
OTHER LONG-TERM LIABILITIES                                                                69,512          1,064
COMMITMENTS AND CONTINGENCIES (NOTES 5, 7, AND 8)                                        --------       --------

STOCKHOLDERS' EQUITY:
   Common stock, no par value; 20,000 shares authorized,
     7,819 and 7,810 shares outstanding at December 31, 1997
     and 1996, respectively                                                                     0              0
   Additional paid-in capital                                                              43,758         43,657
   Retained earnings                                                                       16,877         14,475
   Foreign currency translation adjustment, net of tax                                     (2,826)          (743)
   Unearned compensation                                                                     (481)          (680)
                                                                                         --------       --------
            Total stockholders' equity                                                     57,328         56,709
                                                                                         --------       --------
            Total liabilities and stockholders' equity                                   $558,939       $211,083
                                                                                         ========       ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            1997            1996           1995
                                                                          --------        --------       --------
REVENUES                                                                  $581,530        $392,547       $381,464
                                                                          --------        --------       --------
OPERATING EXPENSES:
   Salaries, wages, and fringe benefits                                    309,641         204,838        195,952
   Operating supplies and expenses                                         102,432          62,880         62,179
   Purchased transportation                                                 52,787          34,533         32,084
   Insurance and claims                                                     22,256          16,849         16,022
   Operating taxes and licenses                                             18,358          16,122         16,564
   Depreciation and amortization                                            33,340          26,425         25,431
   Rent expense                                                              6,452           4,975          5,354
   Communications and utilities                                              4,030           3,111          3,435
   Other operating expenses                                                  5,541           4,219          3,522
   Acquisition related realignment                                           8,914               0              0
                                                                          --------        --------       --------
            Total operating expenses                                       563,751         373,952        360,543
                                                                          --------        --------       --------
            Operating income                                                17,779          18,595         20,921
                                                                          --------        --------       --------
OTHER INCOME (EXPENSE):
   Interest expense                                                        (14,095)        (10,720)       (11,260)
   Interest income                                                             868             603            707
                                                                          --------        --------       --------
                                                                           (13,227)        (10,117)       (10,553)
                                                                          --------        --------       --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEM                                                                       4,552           8,478         10,368

INCOME TAX PROVISION                                                        (2,150)         (3,557)        (4,222)
                                                                          --------        --------       --------
INCOME BEFORE EXTRAORDINARY ITEM                                             2,402           4,921          6,146

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF
  DEBT, NET OF INCOME TAX BENEFIT OF $573                                        0            (935)             0
                                                                          --------        --------       --------
NET INCOME                                                                $  2,402        $  3,986       $  6,146
                                                                          ========        ========       ========
PER COMMON SHARE:
   Income before extraordinary item--basic and
     diluted                                                                 $0.31          ($0.64)         $0.80
   Extraordinary loss on early extinguishment of
     debt                                                                     0.00           (0.12)          0.00
                                                                          --------        --------       --------
NET INCOME PER COMMON SHARE BASIC AND DILUTED                                $0.31           $0.52          $0.80
                                                                          ========        ========       ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   7,728           7,725          7,725
                                                                          ========        ========       ========


  The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                 (IN THOUSANDS)


                                                                              COMMON STOCK        ADDITIONAL
                                                                           -----------------       PAID-IN         RETAINED
                                                                           SHARES     AMOUNT       CAPITAL         EARNINGS
                                                                           ------     ------      ----------      ----------
BALANCE, DECEMBER 31, 1994                                                   7,725    $   0        $42,977         $ 4,343

   Net income                                                                    0        0              0           6,146
   Foreign currency translation adjustment, net of
     income taxes of $701
                                                                                 0        0              0               0
                                                                             -----     ----        -------         -------
BALANCE, DECEMBER 31, 1995                                                   7,725        0         42,977          10,489

   Net income                                                                    0        0              0           3,986
   Foreign currency translation adjustment, net of income taxes of
      $181                                                                       0        0              0               0
   Restricted stock                                                             85        0            680               0
                                                                             -----     ----        -------         -------
BALANCE, DECEMBER 31, 1996                                                   7,810        0         43,657          14,475

   Net income                                                                    0        0              0           2,402
   Foreign currency translation adjustment, net of income taxes of
      $1,331                                                                     0        0              0               0
   Nonqualified options exercised                                               17        0            163               0
   Restricted stock                                                             (8)       0            (62)              0
                                                                             -----     ----        -------         -------
BALANCE, DECEMBER 31, 1997                                                   7,819     $  0        $43,758         $16,877
                                                                             =====     ====        =======         =======

                                                                            FOREIGN
                                                                           CURRENCY
                                                                          TRANSLATION         UNEARNED
                                                                           ADJUSTMENT       COMPENSATION       TOTAL
                                                                          -----------       ------------    -----------
BALANCE, DECEMBER 31, 1994                                                   $(1,485)            $  0           $45,835

   Net income                                                                      0                0             6,146
   Foreign currency translation adjustment, net of
     income taxes of $701
                                                                               1,041                0             1,041
                                                                             -------            -----           -------
BALANCE, DECEMBER 31, 1995                                                      (444)               0            53,022

   Net income                                                                      0                0             3,986
   Foreign currency translation adjustment, net of
      income taxes of $18                                                       (299)               0              (299)
   Restricted stock                                                                0             (680)                0
                                                                             -------            -----           -------
BALANCE, DECEMBER 31, 1996                                                      (743)            (680)           56,709


   Net income                                                                      0                0             2,402
   Foreign currency translation adjustment, net of income
      taxes of $1,331                                                         (2,083)               0            (2,083)
   Nonqualified options exercised                                                  0                0               163
   Restricted stock                                                                0              199               137
                                                                             -------            -----           -------
BALANCE, DECEMBER 31, 1997                                                   $(2,826)           $(481)          $57,328
                                                                             =======            =====           =======




  The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                 (IN THOUSANDS)



                                                                      1997         1996       1995
                                                                    --------    ---------   --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $  2,402    $   3,986   $  6,146
                                                                    --------    ---------   --------
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                33,340       26,425     25,431
         Loss (gain) on sale of property and
           equipment                                                     144          (13)       (57)
         Acquisition related realignment                               8,914            0          0
         Extraordinary loss on early extinguishment
           of debt, net                                                    0          935          0
         Deferred income taxes                                         2,990        1,921      1,806
         Change in operating assets and liabilities,
           excluding effect of businesses acquired:
               Receivables, net                                       (4,314)          (9)     1,299
               Inventories                                               382           82        163
               Prepayments and other current assets                    1,216          452       (444)
               Trade accounts payable                                  2,296        4,565        645
               Accrued liabilities                                       474        1,277     (4,927)
                                                                    --------    ---------   --------
                 Total adjustments                                    45,442       35,635     23,916
                                                                    --------    ---------   --------
                 Net cash provided by operating
                   activities                                         47,844       39,621     30,062
                                                                    --------    ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                               (27,243)     (25,972)   (18,210)
   Proceeds from sale of property and equipment                          953        3,447        768
   Purchase of businesses, net of cash acquired                     (123,492)           0          0
   Increase in short-term investments                                (11,020)      (8,520)         0
   Increase in the cash surrender value of life
     insurance                                                        (2,451)      (1,981)      (589)
                                                                    --------    ---------   --------
                 Net cash used in investing activities              (163,253)     (33,026)   (18,031)
                                                                    --------    ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of long-term debt                                      (83,901)     (57,691)   (11,952)
   Proceeds from issuance of long-term debt                          216,953       42,657          0
   Other, net                                                         (9,042)        (655)      (827)
                                                                    --------    ---------   --------
                 Net cash provided by (used in)
                   financing activities                              124,010      (15,689)   (12,779)
                                                                    --------    ---------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS                                                            (44)         (80)       183
                                                                    --------    ---------    -------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                          8,557       (9,174)      (565)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         1,973       11,147     11,712
                                                                   ---------    ---------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  10,530    $   1,973   $ 11,147
                                                                   =========    =========   ========

  The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996, AND 1995


 1.   ORGANIZATION AND OPERATIONS

      Allied Holdings, Inc. (the "Company"), a Georgia corporation, is a holding company which operates through its wholly owned subsidiaries. The principal operating divisions of the Company are Allied Automotive Group, Inc. ("Allied Automotive Group") and Axis Group, Inc. ("Axis Group"). Allied Automotive Group is engaged in the business of transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group provides distribution and logistics services for the automotive industry.

      The Company acquired Ryder Automotive Carrier Services, Inc. and RC Management Corp. (collectively "Ryder Automotive Carrier Group") on September 30, 1997 (Note 2), resulting in the Company becoming the largest motor carrier of automobiles and light trucks in North America.

      The Company has four additional operating divisions: Allied Industries, Inc. ("Allied Industries"), Haul Insurance Limited ("Haul"), Link Information Systems, Inc. ("Link"), and Haul Risk Management, Inc. ("Risk Management"), which provide services to Allied Automotive Group, Axis Group, and the other subsidiaries of the Company. Allied Industries provides administrative, financial, and other related services. During December 1995, the Company incorporated Haul as a captive insurance company. Haul was formed for the purpose of insuring general liability, automobile liability, and workers' compensation for the Company. Link, which was incorporated in 1996, provides information systems hardware, software, and support. Risk Management was incorporated in 1997 and offers a range of risk management and claims administration services.

 2.   ACQUISITION OF RYDER AUTOMOTIVE CARRIER GROUP

      On September 30, 1997, the Company completed the acquisition of Ryder Automotive Carrier Group from Ryder System, Inc. for approximately $114.5 million in cash, subject to post-closing adjustments. The acquisition has been accounted for under the purchase method, and accordingly, the operating results of Ryder Automotive Carrier Group have been included in the accompanying financial statements since the date of the acquisition.

      In conjunction with the acquisition, the Company issued $150,000,000 of 8 5/8% senior notes (the "Senior Notes") in order to finance the acquisition, pay related fees and expenses, and reduce borrowings (Note
      6). Upon completion of the acquisition, the Company recorded a pretax charge of approximately $8.9 million to write down Company rigs and terminal facilities that will be idled or closed as a result of the acquisition.

      The following unaudited pro forma results of operations for the years ended December 31, 1997 and 1996 assume that the acquisition of Ryder Automotive Carrier Group and the Senior Notes offering had occurred on January 1, 1996. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on January 1, 1996 nor are they intended to be a projection of future results from combined operations (in thousands, except per share data).


                                                                                       1997           1996
                                                                                    ----------       --------
                Revenues                                                            $1,044,875       $960,661
                Operating income                                                        43,904         31,748
                Income before extraordinary item                                        15,515          5,674
                Net income                                                              15,515          4,739
                Income per share before extraordinary
                  item:
                    Basic                                                                $2.01         $ 0.73
                    Diluted                                                              $1.98         $ 0.73
                Net income per share:
                    Basic                                                                $2.01         $ 0.61
                    Diluted                                                              $1.98         $ 0.61
                Weighted average common shares
                  outstanding                                                            7,728          7,725

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

      PREPAYMENTS AND OTHER CURRENT ASSETS

      Prepayments and other current assets consist of the following at December 31, 1997 and 1996 (in thousands):


                                                                                 1997           1996
                                                                                -------        -------
                Tires on tractors and trailers                                  $13,582        $ 6,785
                Prepaid insurance                                                 3,228          2,572
                Other                                                             4,709          2,230
                                                                                -------        -------
                                                                                $21,519        $11,587
                                                                                =======        =======

      TIRES ON TRACTORS AND TRAILERS

      Tires on tractors and trailers are capitalized and amortized to operating supplies and expenses on a cents per mile basis.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed currently. Depreciation is provided using the straight-line method for financial reporting and accelerated methods for income tax purposes. The detail of property and equipment at December 31, 1997 and 1996 is as follows (in thousands):



                                                                    1997            1996         USEFUL LIVES
                                                                   --------        --------    -----------------
       Tractors and trailers                                       $320,282        $181,841    4 to 10 years
       Buildings and facilities
         (including leasehold
         improvements)
                                                                     41,250          23,679    4 to 25 years
       Land                                                          17,888           9,953
       Furniture, fixtures, and equipment                            15,418          10,520    3 to 10 years
       Service cars and equipment                                     1,670           1,175    3 to 10 years
                                                                   --------        --------
                                                                    396,508         227,168
       Less accumulated depreciation and
         amortization                                               110,294          94,616
                                                                   --------        --------
                                                                   $286,214        $132,552
                                                                   ========        ========

                SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                             1997         1996            1995
                                                                          --------       ------         -------
       Cash paid during the year for interest                             $  9,189       $8,514         $11,470
       Cash paid during the year for income
         taxes, net of refunds                                                 278         (280)          1,364
       Liabilities assumed in connection with
         businesses acquired*                                             (170,745)           0               0

* Includes trade accounts payable, accrued liabilities, postretirement benefits other than pensions, deferrred income taxes and other long-term liabilities.

      GOODWILL

      The acquisition of Ryder Automotive Carrier Group resulted in goodwill of approximately $67,637,000. Goodwill related to the acquisition is being amortized on a straight-line basis over 40 years. Other goodwill is being amortized on a straight-line basis from ten to thirty years. Amortization (included in depreciation and amortization expense) for the years ended December 31, 1997, 1996, and 1995 amounted to approximately $2,086,000, $1,541,000, and $1,407,000, respectively. Accumulated amortization was approximately $7,709,000 and $5,623,000 at December 31, 1997 and 1996,
      respectively. The Company periodically evaluates the realizability of goodwill based on expectations of nondiscounted cash flows and operating income for each subsidiary having a material goodwill balance. In the opinion of management, no impairment of goodwill exists at December 31, 1997.

      CASH SURRENDER VALUE OF LIFE INSURANCE

      The Company maintains life insurance policies for certain employees of the Company. Under the terms of the policies, the Company will receive, upon the death of the insured, the lesser of aggregate premiums paid or the face amount of the policy. Any excess proceeds over premiums paid are remitted to the employee's beneficiary. The Company records the increase in cash surrender value each year as a reduction of premium expense. The Company has recorded approximately $6,577,000 and $4,127,000 of cash surrender value as of December 31, 1997 and 1996, respectively, included in other assets on the accompanying balance sheets.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the following information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

               SHORT-TERM INVESTMENTS

               The Company's short-term investments are comprised of debt securities, all classified as trading securities, which are carried at their fair value based on the quoted market prices of those investments. Accordingly, net realized and unrealized gains and losses on trading securities are included in net earnings.

               LONG-TERM DEBT

               The carrying amount approximates fair value based on the borrowing rates currently available to the Company for borrowings with similar terms and average maturities.

               INTEREST RATE CAP AGREEMENTS

               The Company has entered into several interest rate protection agreements which expire at various dates through February 1999. The agreements protect outstanding floating rate debt at varying amounts ranging from $40,000,000 in 1997 to $33,000,000 in 1999.
               Under the agreements, the Company is reimbursed when actual interest rates exceed a limit, as defined. The limit, based primarily on the 90-day LIBOR, ranges from 6.5% to 8% over the protection period, and certain of the agreements limit the reimbursement if actual LIBOR exceeds a specified rate. The fair value of the interest rate cap agreements is the amount at which they could be settled, based on estimates obtained from brokers.

               FUEL HEDGING CONTRACTS

               The Company has entered into futures contracts to manage a portion of the Company's exposure to fuel price fluctuations. Gains and losses resulting from fuel hedging transactions are recognized when the underlying fuel being hedged is used. The fair value of fuel hedging contracts is estimated based on quoted market prices.

      The financial instruments are generally executed with major financial institutions which expose the Company to acceptable levels of market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The credit worthiness of counterparties is subject to continuing review and full performance is anticipated.

      The asset and (liability) amounts recorded in the balance sheet and the estimated fair values of financial instruments at December 31, 1997 consisted of the following (in thousands):



                                                   CARRYING          FAIR
                                                    AMOUNT           VALUE
                                                   --------        --------
                Cash and cash equivalents          $ 10,530        $ 10,530
                Short-term investments               19,540          19,540
                Long-term debt                     (230,983)       (230,983)
                Interest rate cap agreements             91               0
                Fuel hedging contracts                    0            (489)



      ACCRUED LIABILITIES

      Accrued liabilities consist of the following at December 31, 1997 and 1996 (in thousands):


                                                       1997           1996
                                                     --------       -------
                Wages and benefits                   $ 44,676       $12,566
                Claims and insurance reserves          28,476        13,145
                Other                                  45,284         4,636
                                                     --------       -------
                                                     $118,436       $30,347
                                                     ========       =======

      The long-term portion of claims and insurance reserves is included in the balance sheet as other long-term liabilities and amounts to approximately $66,795,000 and $0 at December 31, 1997 and 1996, respectively.

      CLAIMS AND INSURANCE RESERVES

      In the United States, the Company retains liability up to $650,000 for each workers' compensation claim and $500,000 for each claim for automobile and general liability, including personal injury and property damage claims. In addition to the $500,000 per occurrence deductible for automobile liability, there is a $500,000 aggregate deductible for those claims which exceed the $500,000 per occurrence deductible. In addition, the Company retains liability up to $250,000 for each cargo damage claim. In Canada, the Company retains liability up to CDN $100,000 for each claim for personal injury, property damage, and cargo damage.

      The reserves for self-insured workers' compensation, automobile, and general liability losses are based on actuarial estimates that are discounted at rates ranging from 5% to 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. The undiscounted amount of the reserves for claims and insurance at December 31, 1997 and 1996 was approximately $97,697,000 and $14,026,000, respectively. The claims and insurance reserves are adjusted periodically as such claims mature, to reflect changes in actuarial estimates based on actual experience.

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

      EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This new statement requires presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the years presented. Diluted earnings per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted earnings per share are not materially different for the years presented. A reconciliation of the number of weighted average shares used in calculating basic and diluted earnings per share is as follows (in thousands):



                                                                                 1997        1996         1995
                                                                               ------        -----       ------
       Weighted average number of common shares
         outstanding-basic earnings per share                                    7,728       7,725       7,725
       Effect of potentially dilutive shares
         outstanding                                                                82           0           0
                                                                               -------       -----       -----
       Weighted average number of common shares
         outstanding-diluted earnings per share                                  7,810       7,725       7,725
                                                                               =======       =====       ======

      NEW ACCOUNTING STANDARDS

      In 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure, and SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for displaying comprehensive income and its components in a full set of general purpose financial statements. Both SFAS No. 129 and SFAS No. 130 are effective for fiscal years beginning after December 15, 1997, and the adoption of these statements is not expected to have a material impact.

      RECLASSIFICATION

      Certain amounts in the December 31, 1996 and 1995 financial statements have been reclassified to conform to the current year presentation.

 4.   INCOME TAXES

      For all periods presented, the accompanying financial statements reflect provisions for income taxes computed in accordance with the requirements of SFAS No. 109.

      The following summarizes the components of the income tax provision (in thousands):



                                                                     1997           1996          1995
                                                                    -------        ------        ------
                Current:
                    Federal                                          $ (874)       $  369        $  571
                    State                                               110           269           177
                    Foreign                                             340           932         1,989
                Deferred:
                    Federal                                           3,148         4,365         3,371
                    State                                               415           646           422
                    Foreign                                            (989)       (3,024)       (2,308)
                                                                     -------        ------        ------
                             Total income tax
                                provision                            $2,150        $3,557        $4,222
                                                                     ======        ======        ======



      The provision for income taxes differs from the amounts computed by applying federal statutory rates due to the following (in thousands):


                                                                                1997          1996          1995
                                                                               ------        ------        ------
       Provision computed at the federal
          statutory rate                                                      $1,548        $2,883        $3,525
       State income taxes, net of federal income
          tax benefit                                                            346           604           415
       Insurance premiums, net of recovery                                       258          (115)           54
       Amortization of goodwill                                                  274           146           146
       Earnings in jurisdictions taxed at rates
          different from the statutory U.S.
          federal rate                                                          (166)         (494)         (252)
       Other, net                                                               (110)          533           334
                                                                              ------        ------        ------
       Total income tax provision                                             $2,150        $3,557        $4,222
                                                                              ======        ======        ======


      The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 1997 and 1996 is as follows (in thousands):

                                                                                  1997             1996
                                                                                 -------          ------
                Deferred tax assets:
                    Claims and insurance expense                                 $28,510         $ 1,661
                    Accrued compensation expense                                   6,016           1,617
                    Postretirement benefits                                        4,581           1,500
                    Other liabilities not currently
                      deductible
                                                                                  11,687           1,010
                    Tax carryforwards                                             10,736           3,067
                    Other, net                                                     5,379           1,831
                                                                                 -------         -------
                              Total deferred tax assets                           66,909          10,686
                                                                                 -------         -------
                Deferred tax liabilities:
                   Prepaids currently deductible                                  (5,707)         (2,623)
                   Depreciation and amortization                                 (68,328)        (13,813)
                   Postemployment benefits                                        (5,665)           (752)
                   Other, net                                                     (4,459)           (632)
                                                                                 -------         -------
                              Total deferred tax
                              liabilities                                        (84,159)        (17,820)
                                                                                 -------         -------
                Net deferred tax liabilities                                    $(17,250)        $(7,134)
                                                                                ========         =======

      The Company has certain tax carryforwards available to offset future income taxes consisting of net operating losses that expire from 2000 to 2013, foreign tax credits that expire from 2001 to 2003, charitable contributions that expire in 2003, and alternative minimum tax credits that have no expiration dates.

      Management believes that a valuation allowance is not considered necessary based on the Company's earnings history, the projections for future taxable income and other relevant considerations over the periods during which the deferred tax assets are deductible.

 5.   LEASE COMMITMENTS

      RELATED PARTIES

      Prior to December 1995, the Company leased automobiles and service trucks from a related party under leases generally having one-year to three-year lease terms at fixed monthly rental rates. In addition, the Company leased office space through December 1997 from a related party under a lease which was to expire in 2003. On December 31, 1997, this space was sold to an unrelated party, and a new and revised agreement was signed effective January 1, 1998 which extends the lease term through 2007. Rental expenses under these noncancelable leases amounted to approximately $1,456,000 in 1997, $1,030,000 in 1996, and $1,652,000 in 1995. In the opinion of management, the terms of these leases were as favorable as those which could be obtained from unrelated lessors.

      UNRELATED PARTIES

      The Company leases equipment and certain terminal facilities from unrelated parties under noncancelable operating lease agreements which expire in various years through 2003. Rental expenses under these leases amounted to approximately $4,277,000, $3,245,000, and $1,796,000 in 1997,
      1996, and 1995, respectively.

      The Company also leases certain terminal facilities from unrelated parties under cancelable leases (i.e., month-to-month terms). The total rental expenses under these leases were approximately $2,198,000, $2,142,000, and $1,965,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

      Future minimum rental commitments under all noncancelable operating lease agreements, excluding lease agreements that expire within one year, are as follows as of December 31, 1997 (in thousands):


         1998                                $ 5,794
         1999                                  4,889
         2000                                  3,674
         2001                                  2,598
         2002                                  2,888
         Thereafter                           10,897
                                             -------
                                    Total    $30,740
                                             =======

 6.   LONG-TERM DEBT

      Long-term debt consisted of the following at December 31, 1997 and 1996 (in thousands):

                                                                                 1997              1996
                                                                               --------          -------

                Revolving credit facility                                      $ 35,000          $49,348
                Senior notes                                                    150,000                0
                Senior subordinated notes                                        40,000           40,000
                Other                                                             5,983            6,635
                                                                               --------          -------
                                                                                230,983           95,983
                Less current maturities of long-term debt                        (2,980)          (2,275)
                                                                               --------          -------
                                                                               $228,003          $93,708
                                                                               ========          =======

      In September 1997, the Company issued $150,000,000 of Senior Notes through a private placement. Subsequently, the Senior Notes were registered with the Securities and Exchange Commission. The Senior Notes mature October 1, 2007 and bear interest at 8 5/8% annually. Interest on the Senior Notes will be payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 1998.

      Borrowings under the Senior Notes are general unsecured obligations of the Company. The Company's obligations under the Senior Notes are guaranteed by substantially all of the subsidiaries of the Company (the "Guarantors"). Separate financial statements of the Guarantors are not provided herein as (i) the Guarantors are jointly and severally liable for the Company's obligations under the Senior Notes, (ii) the subsidiaries which are not Guarantors are inconsequential to the consolidated operations of the Company and its subsidiaries and (iii) the net assets and earnings of the Guarantors are substantially equivalent to the net assets and earnings of the consolidated entity as reflected in these consolidated financial statements. There are no restrictions on the ability of Guarantors to make distributions to the Company.

      The Senior Notes set forth a number of negative covenants binding on the Company. The covenants limit the Company's ability to, among other things, purchase or redeem stock, make dividend or other distributions, make investments, and incur or repay debt (with the exception of payment of interest or principal at stated maturity).

      Concurrent with the issuance of the Senior Notes, the Company closed on a new revolving credit facility (the "New Revolving Credit Facility"). The New Revolving Credit Facility allows the Company to borrow under a revolving line of credit and issue letters of credit up to the lesser of $230,000,000 or a borrowing base amount, as defined in the New Revolving Credit Facility. Annual commitment fees are due on the undrawn portion of the commitment. Amounts outstanding under the New Revolving Credit Facility mature 2002. The interest rate for the New Revolving Credit Facility is, at the Company's option, either (i) the bank's base rate, as defined, or (ii) the bank's Eurodollar rate, as defined, as determined at the date of each borrowing, plus an applicable margin.

      Borrowings under the New Revolving Credit Facility are secured by a first priority security interest on assets (other than real estate) of the Company and certain of its subsidiaries but including a pledge of stock of certain subsidiaries. In addition, certain subsidiaries of the Company jointly and severally guarantee the obligations of the Company under the New Revolving Credit Facility.

      The New Revolving Credit Facility sets forth a number of affirmative, negative, and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, make dividend or other distributions, or enter into any merger or other consolidation transaction. The financial covenants include the maintenance of a minimum consolidated net worth, compliance with a leverage ratio and a coverage ratio, and limitations on capital expenditures.

      In February 1996, the Company issued $40,000,000 of senior subordinated notes ("Senior Subordinated Notes") through a private placement. The Senior Subordinated Notes mature February 1, 2003 and bear interest at 12% annually. Proceeds from the Senior Subordinated Notes were used to reduce outstanding Company borrowings.

      Future maturities of long-term debt are as follows at December 31, 1997 (in thousands):

                         1998                               $  2,980
                         1999                                  2,740
                         2000                                    159
                         2001                                    104
                         2002                                 35,000
                         Thereafter                          190,000
                                                            --------
                                                            $230,983
                                                            ========

      At December 31, 1997, the weighted average interest rate on borrowings under the New Revolving Credit Facility was 8.4%, and approximately $9,600,000 was committed under letters of credit. At December 31, 1997, the Company had available borrowings under the New Revolving Credit Facility of approximately $185,400,000.

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

      The following table sets forth the Plans' funded status and amounts recognized in the Company's balance sheets as of December 31, 1997 and 1996 (in thousands):

                                                                                          1997           1996
                                                                                         -------        ------
       Actuarial present value of benefit obligations:
           Accumulated benefit obligation, including vested benefits of
              $19,313 and $16,444 in 1997 and 1996, respectively                         $ 19,670        $ 16,810
                                                                                         ========        ========

       Projected benefit obligation                                                      $ 26,697        $ 21,438
       Plan assets at fair value                                                           22,543          19,052
                                                                                         --------        --------
       Projected benefit obligation in excess of plan
           assets                                                                          (4,154)         (2,386)

       Unrecognized net loss                                                                4,434           2,787
       Unrecognized prior service cost                                                       (437)           (472)
       Unrecognized net transition asset being
           recognized over approximately 15 years                                            (228)           (270)
                                                                                         --------        --------
       Accrued pension cost recognized in the
           consolidated balance sheets                                                   $   (385)       $   (341)
                                                                                         ========        ========

      The net periodic pension cost consisted of the following components for the years ended December 31, 1997, 1996, and 1995 (in thousands):



                                                                               1997          1996          1995
                                                                              ------        ------        ------
       Service cost for benefits earned during
         the period                                                           $1,127        $  993        $  732
       Interest cost on projected benefit obligation                           1,642         1,523         1,336
       Actual gain on plan assets                                             (3,158)       (2,226)       (2,522)
       Net amortization and deferral of
         actuarial gains and losses                                            1,373           713         1,169
                                                                              ------        ------        ------
       Net periodic pension cost                                              $  984        $1,003        $  715
                                                                              ======        ======        ======

      The following assumptions were used:

                                                                               1997          1996          1995
                                                                              ------        ------        ------

       Weighted average discount rate                                           7.5%          7.75%          7.5%
       Increase in future compensation levels                               3.5-6.0        3.5-6.0       3.5-6.0
       Expected long-term rate of return on
          assets -- United States                                              10.0           10.0          10.0
       Expected long-term rate of return on
          assets--Canada                                                        7.5            7.5           7.5

      At December 31, 1997, plan assets consisted primarily of U.S. and international corporate bonds and stocks, convertible equity securities, and U.S. and Canadian government securities.

      A substantial number of the Company's employees are covered by union-sponsored, collectively bargained, multiemployer pension plans. The Company contributed and charged to expense approximately $17,926,000, $11,444,000, and $10,916,000 for the years ended December 31, 1997, 1996, and 1995, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man-hours worked.

      401(K) PLAN

      The Company has a 401(k) plan covering all of its employees in the United States. Prior to July 1, 1993, the Company did not contribute to this plan; however, the Company did incur the cost of administering this plan. The Company's administrative expense for the 401(k) plan was approximately $102,000, $165,000, and $160,000 in fiscal years 1997, 1996, and 1995, respectively. Beginning July 1, 1993, the Company contributes the lesser of 3% of participant wages or $1,000 per year for each nonbargaining unit participant of the plan. The Company contributed approximately $319,000, $225,000, and $225,000 to the plan during the years ended December 31, 1997, 1996, and 1995, respectively.

      POSTRETIREMENT BENEFIT PLANS

      The Company provides certain health care and life insurance benefits for eligible employees who retired prior to July 1, 1993 and their dependents. Generally, the health care plan pays a stated percentage of most medical expenses reduced for any deductibles and payments by government programs or other group coverage. The life insurance plan pays a lump-sum death benefit based on the employee's salary at retirement. These plans are unfunded. Employees retiring after July 1, 1993 are not entitled to any postretirement medical or life insurance benefits.

      In conjunction with the Ryder Automotive Carrier Group acquisition, the Company took over a postretirement benefit plan to provide retired employees with certain health care and life insurance benefits. Substantially all employees not covered by union-administered medical plans and who had retired as of September 30, 1997 are eligible for these benefits. Benefits are generally provided to qualified retirees under age 65 and eligible dependents.

      The following table sets forth the status of all of these postretirement benefit plans reconciled to the accrued postretirement benefit cost recognized in the Company's balance sheets at December 31, 1997 and 1996 (in thousands):


                                                                                    1997           1996
                                                                                   -------       -------
                Accumulated postretirement benefit obligation, retirees            $10,711       $ 3,586
                Unrecognized net gain                                                  984           338
                                                                                   -------       -------
                Accrued postretirement benefit cost                                 11,695         3,924
                Less current portion                                                  (340)         (303)
                                                                                   -------       -------
                                                                                   $11,355       $ 3,621
                                                                                   =======       =======


      Net periodic benefit cost for 1997, 1996, and 1995 included the following components (in thousands):

                                                                                    1997        1996      1995
                                                                                    ----        ----      ----
       Service cost of benefits earned                                               $  0       $  0      $  0
       Interest cost on accumulated postretirement
         benefit obligation                                                           330        260       308
                                                                                     ----       ----      ----
       Net periodic postretirement benefit cost                                      $330       $260      $308
                                                                                     ====       ====      ====



      Assumptions used in the computation of the accumulated postretirement benefit obligation and net periodic benefit cost are as follows:

                                                                            1997       1996        1995
                                                                            ----       -----       ----
                Discount rate                                                7.5%       7.75%       7.5%
                Initial health care cost trend rate                          9.5       10.25       11.0
                Ultimate health care cost trend
                  rate                                                       5.5         5.5        5.5
                Year ultimate health care cost trend rate reached           2003        2003       2003

      If the health care cost trend rate were increased 1%, the accumulated postretirement benefit obligation as of December 31, 1997 would have increased by approximately $841,000. The effect of this change on the periodic postretirement benefit cost for 1997 would be approximately $21,000.

      A substantial number of the Company's employees are covered by union-sponsored, collectively bargained, multiemployer health and welfare benefit plans. The Company contributed and charged to expense approximately $22,402,000, $14,811,000, and $13,723,000 in 1997, 1996, and
      1995, respectively, in connection with these plans. These required contributions are determined in accordance with the provisions of negotiated labor contracts and are for both active and retired employees.

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

 9.   REVENUES FROM MAJOR CUSTOMERS

      Substantially all of the Company's revenues are realized through the automotive industry.

      In 1997, 1996, and 1995, approximately 77%, 81%, and 80%, respectively, of the Company's revenues were derived from the three major domestic automobile manufacturers, one of which, Ford Motor Company, accounted for approximately 41%, 53%, and 52% of revenues, respectively.

10.   INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related

      Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material impact.

      The Company operates in one reportable industry segment: transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automotive dealerships. Geographic financial information for 1997, 1996, and 1995 is as follows (in thousands):

                                                                   1997            1996            1995
                                                                 --------        --------        --------
              Revenues:
                    United States                                $422,736        $264,909        $258,038
                    Canada                                        158,794         127,638         123,426
                                                                 --------        --------        --------
                                                                 $581,530        $392,547        $381,464
                                                                 ========        ========        ========

                Operating income (loss):
                    United States                                $ 14,700        $ 19,129        $ 19,821
                    Canada                                          3,079            (534)          1,100
                                                                 --------        --------        --------
                                                                 $ 17,779        $ 18,595        $ 20,921
                                                                 ========        ========        ========

                Identifiable assets:
                    United States                                $455,905        $133,618        $136,948
                    Canada                                        103,034          77,465          77,738
                                                                 --------        --------        --------
                                                                 $558,939        $211,083        $214,686
                                                                 ========        ========        ========


11.   STOCKHOLDERS' EQUITY

      The Company has authorized 5,000,000 shares of preferred stock with no par value. No shares have been issued, and therefore, there were no shares outstanding at December 31, 1997 and 1996. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

      In addition, the Company adopted a long-term incentive plan which allows the issuance of grants or awards of incentive stock options, restricted stock, stock appreciation rights, performance units, and performance shares to employees and directors of the Company to acquire up to 400,000 shares of the Company's common stock.

      During December 1996, the Company granted 85,000 shares of restricted stock to certain employees of the Company. In connection with the award of the restricted stock, the Company recorded $680,000 of unearned compensation in the accompanying balance sheets which will be amortized over five years, the vesting period of the restricted stock. During 1997, 8,000 shares of restricted stock were canceled.

      In addition, the Company has granted nonqualified stock options under the long-term incentive plan. Options granted become exercisable after one year in 20% or 33 1/3% increments per year and expire ten years from the date of the grant.


                                                                                                        WEIGHTED
                                                                                                        AVERAGE
                                                                                      OPTION PRICE      EXERCISE
                                                                    SHARES            (PER SHARE)         PRICE
                                                                    -------           ------------      ---------
       Outstanding as of January 1,                                    8,550                $11.75        $11.75
           1995
              Granted                                                128,500                 $9.50          9.50
              Exercised                                                    0                   N/A           N/A
              Canceled                                                     0                   N/A           N/A
                                                                    --------          ------------        ------
       Outstanding as of December 31,
           1995                                                      137,050          $9.50-$11.75          9.64
              Granted                                                 34,000                 $9.00          9.00
              Exercised                                                    0                   N/A           N/A
              Canceled                                                     0                   N/A           N/A
                                                                    --------          ------------        ------
       Outstanding as of December 31,
           1996                                                      171,050          $9.00-$11.75          9.51
              Granted                                                 10,000                $17.13         17.13
              Exercised                                              (17,495)         $9.00-$11.75          9.42
              Canceled                                               (18,500)         $9.00-$11.75          9.07
                                                                    --------          ------------        ------

       Outstanding as of December 31,
           1997                                                      145,055          $9.00-$17.13        $10.11
                                                                    ========          ============        ======


                                                                              1997          1996         1995
                                                                             ------        ------      -------
       Options exercisable at year-end                                        72,555        41,867        2,850
       Weighted average exercise price of options                           $   9.72       $  9.81      $ 11.75
         exercisable at year-end
       Per share weighted average fair value of
         options granted during the year                                    $   8.27       $  3.74      $  3.77


      The weighted average remaining contractual life of options outstanding at December 31, 1997 was eight years.

      The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the long-term incentive plan. If the Company had elected to recognize compensation cost for the long-term incentive plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below at December 31, 1997, 1996, and 1995 (in thousands, except per share data):


                                                                          1997         1996          1995
                                                                         ------       ------       -------
                Net income:
                    As reported                                          $2,402       $3,986       $6,146
                    Pro forma                                             2,305        3,900        6,140
                Earnings per share:
                    As reported                                          $ 0.31        $0.52        $0.80
                    Pro forma                                              0.30         0.50         0.79


      The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: dividend yield of 0%, expected volatility of 34%, a risk-free interest rate of 5.7%, and an expected holding period of five years.

12.   QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                   1997
                                                            ----------------------------------------------------
                                                             FIRST           SECOND         THIRD         FOURTH
                                                            --------        -------         -----         ------
                                                                              (IN THOUSANDS,
                                                                          EXCEPT PER SHARE AMOUNTS)

       Revenues                                             $ 96,393       $112,576        $91,384       $281,177
       Operating income (loss)*                                2,806          8,644         (7,156)        13,485
       Net income (loss)*                                        198          3,513         (5,674)         4,365
       Basic and diluted net income
           loss) per share*                                 $   0.03       $   0.45        $ (0.73)      $   0.56
       Average shares outstanding                              7,725          7,725          7,725          7,736
       Stock prices:

           High                                             $  8.250       $ 11.125        $23.375       $ 24.000
           Low                                                 6.250          5.500         11.000         13.750

    *During the third quarter of 1997, the Company recorded a pretax charge of approximately $8.9 million upon completion of the Ryder Carrier Group acquisition to write down Company rigs and terminal facilities that will be idled or closed as a result of the acquisition.


                                                                                   1996
                                                             --------------------------------------------------
                                                             First          Second         Third         Fourth
                                                             -----          ------         -----         ------
                                                                              (In Thousands,
                                                                         Except Per Share Amounts)

       Revenues                                              $93,396       $107,169        $87,609       $104,373
       Operating income                                        3,090          7,965            987          6,553
       Income (loss) before
         extraordinary item**                                    360          3,098           (936)         2,399
       Basic and diluted income
         (loss) per share before
         extraordinary item**                                $  0.05       $   0.40        $ (0.12)      $   0.31
       Net income (loss)                                        (575)         3,098           (936)         2,399
       Basic and diluted net income
           (loss) per share                                  $ (0.07)      $   0.40        $ (0.12)      $   0.31
       Average shares outstanding                              7,725          7,725          7,725          7,725
       Stock prices:
           High                                              $ 9.875       $ 10.500        $10.625       $ 10.500
           Low                                                 7.750          7.750          8.375          7.000


               **During the first quarter of 1996, the Company recorded an extraordinary loss on extinguishment of debt of approximately $935,000, net of taxes.

EXHIBIT DESCRIPTION

(1)        3.1     Amended and Restated Articles of Incorporation of the
                   Company.

(1)        3.2     Amended and Restated Bylaws of the Company.

(1)        4.1     Specimen Common Stock Certificate.

(5)        4.2     Indenture dated September 30, 1997 by and among the Company, the  Guarantors and The First National Bank of Chicago, as
                   Trustee.

(5)        4.3     $230 million Revolving Credit Agreement among Allied
                   Holdings, Inc. and BankBoston, N.A., individually and as Administrative Agent, et al., dated September 30, 1997.

(3)       10.1     Form of the Company's Employment Agreement with executive
                   officers.

(1)       10.2     The Company's Long Term Incentive Plan dated July 1993.

(2)       10.3     The Company's 401(k) Retirement Plan and Defined Benefit
                   Pension Plan and Trust.

(3)       10.5     Form of 12% Senior Subordinated Notes due February 1, 2003.

(4)       10.6     Agreement between the Company and Ford Motor Company, as
                   amended.

(4)       10.7     Agreement between the Company and Chrysler Corporation, as amended.

(6)       10.8     Acquisition Agreement among Allied Holdings, Inc., AH
                   Acquisition Corp., Canadian Acquisition Corp., and Axis
                   International Incorporated and Ryder System, Inc. dated
                   August 20, 1997.

          21.1     List of subsidiary corporations.

          23.1     Consent of Arthur Andersen LLP.

          24.1 Powers of Attorney (included within the signature pages of this Report).

          27.1     Financial Data Schedule (for SEC use only)

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

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31,1996.

(4) Incorporated by reference from Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31,1996. Portions of the agreements are omitted pursuant to a request for confidential treatment granted by the Commission.

(5) Incorporated by reference from Registration Statement (File Number 33-37113) as filed with the SEC on October 3, 1997.

(6) Incorporated by reference from Form 8-K filed with the Commission on August 29, 1997. Portions of the agreement are omitted pursuant to a request for confidential treatment granted by the Commission.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ALLIED HOLDINGS, INC.

Date: March 27, 1998                     By:/s/ Robert J. Rutland
     --------------------------------       ---------------------------------
                                            Robert J. Rutland, Chairman and
                                            Chief Executive Officer




Date: March 27, 1998                      By:/s/ A. Mitchell Poole, Jr.
     ---------------------------------       --------------------------------
                                             A. Mitchell Poole, Jr., President,
                                             Chief Operating Officer,
                                             Chief Financial Officer and
                                             Assistant Secretary

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Rutland and A. Mitchell Poole, Jr., jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                        Title                              Date
/s/ Rober J. Rutland                                                    March 27, 1998
--------------------------    Chairman of the Board of Directors      --------------------
Robert J. Rutland             and Chief Executive Officer


/s/ Guy W. Rutland, III                                                 March 27, 1998
--------------------------    Chairman Emeritus and Director          --------------------
Guy W. Rutland, III

/s/ A. Mitchell Poole, Jr.                                              March 27, 1998
--------------------------    President, Chief Operating Officer      --------------------
A. Mitchell Poole, Jr.        and Director


/s/ Bernard O. De Wulf                                                  March 27, 1998
--------------------------    Vice Chairman, Executive Vice           --------------------
Bernard O. De Wulf            President, and Director


/s/ Berner F. Wilson, Jr.                                               March 27, 1998
--------------------------    Vice Chairman, Secretary and            --------------------
Berner F. Wilson, Jr.         Director


/s/ Guy W. Rutland, IV                                                  March 27, 1998
--------------------------    Vice President and Director             --------------------
Guy W. Rutland, IV

/s/ Joseph W. Collier                                                   March 27, 1998
--------------------------    Director, President - Allied            --------------------
Joseph W. Collier             Automotive


/s/ Randall E. West                                                     March 27, 1998
--------------------------    Director, President Axis Group          --------------------
Randall E. West


/s/ David G. Bannister                                                  March 27, 1998
--------------------------    Director                                --------------------
David G. Bannister


/s/ Robeert R. Woodson                                                  March 27, 1998
--------------------------    Director                                --------------------
Robert R. Woodson


/s/ William P. Benton                                                   March 27, 1998
--------------------------    Director                                --------------------
William P. Benton

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTS

To the Stockholders of
Allied Holdings, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in ALLIED HOLDINGS, INC.'S 1997 annual report to stockholders and this Form 10-K, and have issued our report thereon dated February 9, 1998. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commissions rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 9, 1998

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                 (In Thousands)


                                                                     ADDITIONS
                                                   BALANCE AT        CHARGED TO                                         BALANCE
                                                   BEGINNING         COSTS AND                                           AT END
               CLASSIFICATION                      OF PERIOD          EXPENSES         DEDUCTIONS       ADJUSTMENTS     OF YEAR
---------------------------------------------    --------------    --------------   ----------------   ------------   -----------
YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful accounts                   $564               $159             $ (19)(a)         $1,374(b)      $2,078

YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful accounts                    689                  0              (125)(a)              0            564

YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful accounts                    585                104                 0                  0            689


(a)  Write-off of uncollectible accounts.

(b)  Balance assumed from the acquisition of Ryder Automotive Carrier Group.