Form 10-Q
period 1998-06-30
ALLIED HOLDINGS INC
filed 1998-08-13
CIK 909950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 - For the transition period from ________________ to _____________________

         Commission File Number:    0-22276

                              ALLIED HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       GEORGIA                                                               58-0360550
---------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification Number)


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



Outstanding common stock, No par value at August 1, 1998...............7,877,547



                TOTAL NUMBER OF PAGES INCLUDED IN THIS REPORT: 13

                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION

                                                                                                 PAGE
ITEM 1:           FINANCIAL STATEMENTS
           Consolidated Balance Sheets as of  June 30, 1998 and
               December  31,  1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

           Consolidated Statements of Operations for the Three and Six
               Month Periods Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . .  4

           Consolidated Statements of Cash Flows for the Six
               Month Periods Ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . .  5

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .  6


ITEM 2
           Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .  8


                                     PART II

                                OTHER INFORMATION

ITEM 4
           Submission of  Matters to a Vote of Security Holder. . . . . . . . . . . . . . . . . . 11

ITEM 6

           Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . 12

           Signature Page   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     JUNE 30             DECEMBER 31
                                                                                       1998                  1997
                                                                               -------------------   -------------------
                                                                                   (UNAUDITED)

                                 ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                             $           11,318    $           10,530
         Short-term investments                                                            17,687                19,540
         Receivables, net of allowance for doubtful accounts                               79,569                74,881
         Inventories                                                                        7,089                 5,391
         Deferred tax assets                                                               18,212                17,812
         Prepayments and other current assets                                              21,314                21,519
                                                                               ------------------    ------------------
                      Total current assets                                                155,189               149,673
                                                                               ------------------    ------------------

PROPERTY AND EQUIPMENT, NET                                                               285,145               286,214
                                                                               ------------------    ------------------

OTHER ASSETS:

         Goodwill, net                                                                     99,020                99,310
         Notes receivable due from related parties                                              0                   573
         Other                                                                             35,113                23,169
                                                                               ------------------    ------------------
                       Total other assets                                                 134,133               123,052
                                                                               ------------------    ------------------
                       Total assets                                            $          574,467    $          558,939
                                                                               ==================    ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Current maturities of long-term debt                                  $            2,974    $            2,980
         Trade accounts payable                                                            31,803                36,263
         Accrued liabilities                                                              108,030               118,436
                                                                               ------------------    ------------------
                       Total current liabilities                                          142,807               157,679
                                                                               ------------------    ------------------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                   248,891               228,003
                                                                               ------------------    ------------------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                11,320                11,355
                                                                               ------------------    ------------------

DEFERRED INCOME TAXES                                                                      38,133                35,062
                                                                               ------------------    ------------------

OTHER LONG-TERM LIABILITIES                                                                68,770                69,512
                                                                               ------------------    ------------------

STOCKHOLDERS' EQUITY:

         Common stock, no par value; 20,000 shares authorized, 7,878 and 7,819 shares outstanding at June 30, 1998
                  and December 31,1997, respectively                                            0                     0
         Additional paid-in capital                                                        44,830                43,758
         Retained earnings                                                                 25,264                16,877
         Foreign currency translation adjustment, net of tax                               (4,145)               (2,826)
         Unearned compensation                                                             (1,403)                 (481)
                                                                               ------------------    ------------------
                  Total stockholders' equity                                               64,546                57,328
                                                                               ------------------    ------------------
                  Total liabilities and stockholders' equity                   $          574,467    $          558,939
                                                                               ==================    ==================

   The accompanying notes are an integral part of these consolidated balance sheets.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                                  JUNE 30                                   JUNE 30
                                                      ------------------------------             ----------------------------
                                                        1998                  1997                 1998                1997
                                                        ----                  ----                 ----                ----
REVENUES                                              $280,641              $112,576             $534,031            $208,969
                                                      --------              --------             --------            --------
OPERATING EXPENSES:
  Salaries, wages and fringe benefits                  149,877                57,692              293,853             109,634
  Operating supplies and expenses                       48,660                17,307               93,286              32,563
  Purchased transportation                              25,717                10,220               46,531              19,170
  Insurance and claims                                  10,550                 4,289               19,683               8,098
  Operating taxes and licenses                           6,982                 4,332               15,645               8,190
  Depreciation and amortization                         13,015                 6,939               25,940              13,786
  Rents                                                  2,868                 1,239                5,897               2,470
  Communications and utilities                           2,072                   764                3,985               1,534
  Other operating expenses                               1,576                 1,150                3,100               2,074
                                                      --------              --------             --------            --------
        Total operating expenses                       261,317               103,932              507,920             197,519
                                                      --------              --------             --------            --------
        Operating income                                19,324                 8,644               26,111              11,450
                                                      --------              --------             --------            --------

OTHER INCOME (EXPENSE):
  Interest expense                                      (6,260)               (2,792)             (12,282)             (5,408)
  Interest income                                          565                   205                1,021                 357
                                                      --------              --------             --------            --------
                                                        (5,695)               (2,587)             (11,261)             (5,051)
                                                      --------              --------             --------            --------

INCOME BEFORE INCOME TAXES                              13,629                 6,057               14,850               6,399

INCOME TAX PROVISION                                    (5,932)               (2,544)              (6,463)             (2,688)
                                                      --------              --------             --------            --------

NET INCOME                                            $  7,697              $  3,513             $  8,387            $  3,711
                                                      ========              ========             ========            ========


 PER COMMON SHARE:
     BASIC                                            $   0.99              $   0.45             $   1.08            $   0.48
                                                      ========              ========             ========            ========
     DILUTED                                          $   0.98              $   0.45             $   1.07            $   0.48
                                                      ========              ========             ========            ========

COMMON SHARES OUTSTANDING:

     BASIC                                               7,748                 7,725                7,747               7,725
                                                      ========              ========             ========            ========
     DILUTED                                             7,861                 7,725                7,860               7,725
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

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                               FOR THE SIX MONTHS ENDED
                                                                                                        JUNE 30
                                                                                        ------------------------------------
                                                                                              1998                1997
                                                                                        -----------------   ----------------
                                                                                           (UNAUDITED)         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $          8,387    $          3,711
                                                                                        ----------------    ----------------
     Adjustments to reconcile net income to net cash provided by operating activities:
                   Depreciation and amortization                                                  25,940              13,786
                   Loss on sale of property and equipment                                            212                  27
                   Deferred income taxes                                                           3,497               1,405
                   Change in operating assets and liabilities:

                     Receivables, net of allowance for doubtful accounts                          (5,150)             (5,699)
                     Inventories                                                                  (1,739)               (128)
                     Prepayments and other current assets                                            128              (2,333)
                     Trade accounts payable                                                       (4,297)             (2,934)
                     Accrued liabilities                                                         (10,946)              6,685
                                                                                        ----------------    ----------------
                                Total adjustments                                                  7,645              10,809
                                                                                        ----------------    ----------------
                                Net cash provided by operating activities                         16,032              14,520
                                                                                        ----------------    ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchases of property and equipment                                                         (25,149)             (6,910)
     Proceeds from sale of property and equipment                                                    501                 114
     Purchase of businesses, net of cash acquired                                                (11,920)            (12,898)
     Decrease (increase) in short-term investments                                                 1,853                (301)
     Increase in the cash surrender value of life insurance                                       (1,190)             (1,283)
                                                                                        ----------------    ----------------
                                Net cash used in investing activities                            (35,905)            (21,278)
                                                                                        ----------------    ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayments of long-term debt                                                                 (1,233)            (11,404)
     Proceeds from issuance of long-term debt                                                     22,139              20,655
     Other, net                                                                                     (348)                  0
                                                                                        ----------------    ----------------
                                Net cash provided by financing activities                         20,558               9,251
                                                                                        ----------------    ----------------


EFFECT OF EXCHANGE RATE CHANGES ON CASH
         AND CASH EQUIVALENTS                                                                        103                 (57)


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            788               2,436


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  10,530               1,973
                                                                                        ----------------    ----------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $         11,318    $          4,409
                                                                                        ================    ================


The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)


Note 1.    Basis of Presentation

           The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the "Company") included in the Company's 1997 Annual Report on Form 10-K.

Note 2.    Long-Term Debt

           On September 30, 1997, the Company issued $150 million of 8 5/8 % senior notes (the "Notes") through a private placement. Subsequently, the senior notes were registered with the Securities and Exchange Commission. The net proceeds from the Notes were used to fund the acquisition of Ryder Automotive Carrier Services, Inc. and RC Management Corp., pay related fees and expenses, and reduce outstanding indebtedness. The Company's obligations under the Notes are guaranteed by substantially all of the subsidiaries of the Company (the "Guarantors"). Separate financial statements of the Guarantors are not provided herein as (i) the Guarantors are jointly and severally liable for the Company's obligations under the Notes,
           (ii) the subsidiaries which are not Guarantors are inconsequential to the consolidated operations of the Company and its subsidiaries and
           (iii) the net assets and earnings of the Guarantors are substantially equivalent to the net assets and earnings of the consolidated entity as reflected in these consolidated financial statements. There are no restrictions on the ability of the Guarantors to make distributions to the Company.

Note 3. Acquisition of Ryder Automotive Carrier Services, Inc. and RC Management Corp.

           On September 30, 1997, the Company completed the acquisition of Ryder Automotive Carrier Services, Inc. and RC Management Corp. from Ryder System, Inc. ( the "Acquisition" ) for approximately $114.5 million in cash, subject to post-closing adjustments. The subsidiaries of Ryder Automotive Carrier Services are engaged in car hauling, vehicle processing and dealer prep, rail unloading and loading services of vehicle railcars, and rail and port yard management. RC Management Corp. is principally involved in providing logistics services to the new retail used car superstores. The operating results of Ryder's Automotive Carrier Group have been included with Allied's since the date of acquisition.

Note 4.    Investment in Axis do Brasil

           In February of 1998, the Company's wholly-owned subsidiary, Axis Group, Inc. completed the formation of a 50 percent owned venture in Brazil. The Brazilian venture, Axis do Brasil, is a partnership with Coimex Trading Company of Vitoria, Brazil, which is one of the largest trading companies in South America. Axis do Brasil is an equity partner in a newly formed Brazilian firm, Axis Sinimbu Logistica ("ASL"). ASL will provide supply chain logistics services for the automotive industry in the Mercosur countries. The Company accounts for its investment in ASL under the equity method of accounting.

Note 5.    Comprehensive Income

           Comprehensive income was $ 6.4 million for the second quarter 1998 versus $3.2 million for the second quarter of 1997, and $7.1 million for the first six months of 1998 versus $3.4 million for the first six months of 1997. The difference between comprehensive income and net income is changes in the foreign currency translation adjustment, net of income taxes.

Note 6.    Earnings per Share

           In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This new statement did not result in changes to the Company's earnings per share for the first two quarters of 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues were $280.6 million for the second quarter of 1998 versus revenues of $112.6 million for the second quarter of 1997, an increase of 149 %. For the six-month period ended June 30, 1998, revenues were $534.0 million, versus revenues of $209.0 million reported for the same period last year, a 156 % increase. The significant increase in the Company's revenues was primarily attributable to the acquisition of Ryder's Automotive Carrier Group which was completed on September 30, 1997. The results of Ryder's Automotive Carrier Group have been included with Allied's since the date of acquisition. The combined companies had a 7 % increase in the number of vehicles delivered during the second quarter of 1998 versus the second quarter of 1997 and a 6 % increase for the first six months of 1998 versus the first six months of 1997 due to increases in new vehicle production and sales.

         Net income was $7.7 million in the second quarter of 1998 versus $3.5 million in the second quarter of 1997, a 120 % increase. Basic earnings per share for the second quarter of 1998 were $0.99 and diluted earnings per share were $0.98, versus basic and diluted earnings per share of $0.45 in the second quarter of 1997. For the six-month period ended June 30, 1998, net income was $8.4 million, compared with net income of $3.7 million for the comparable six-month period a year ago, an increase of 127 %. Basic earnings per share for the first six months of 1998 were $1.08 and diluted earnings per share were $1.07, versus basic and diluted earnings per share of $0.48 during the first six months of 1997.

         The Company's second quarter earnings were the highest quarterly earnings in the Company's sixty-four year history, even though the work stoppages at most General Motors manufacturing plants reduced the Company's 1998 second quarter earnings by approximately $0.10 per share. Additionally, the work stoppages have had a continuing adverse impact on the Company. The Company estimates that the work stoppages will reduce third quarter revenues by $25 million. The record earnings were attributable to increased vehicle deliveries from the Ryder Automotive Carrier Group acquisition, increased new vehicle production and sales, and an improved performance by the Axis Group, Inc., Allied Holdings' logistics subsidiary. The Axis Group, Inc. recorded an operating profit of approximately $700,000 led by strong port-processing and carrier management activities during the quarter, together with contributions from Axis' recent venture in Brazil. This was the first quarter the Axis Group posted an operating profit since its inception in April 1996.

         Salaries, wages and fringe benefits increased from 51.3 % of revenues in the second quarter of 1997 to 53.4 % of revenues for the second quarter of 1998, and from 52.5 % of revenues for the first six months of 1997 to 55.0 % of revenues for the first six months of 1998. The increase was primarily due to annual salary and benefit increases together with additional acquisition related terminal consolidations and computer conversion costs offset by continued productivity and efficiency improvements.

         Operating supplies and expenses increased from 15.4 % of revenues in the second quarter of 1997 to 17.3 % of revenues for the second quarter of 1998, and from 15.6 % of revenues for the first six months of 1997 to 17.5 % of revenues for the first six month of 1998. The increase was primarily the result of the acquisition of Ryder's Automotive Carrier Group as its operating costs as a percentage of revenues were higher than the Company's.

         Purchased transportation expense increased slightly from 9.1 % of revenues in the second quarter of 1997 to 9.2 % of revenues for the second quarter of 1998. However, for the six-month period ended June 30, 1998, purchased transportation was 8.7 % of revenues compared to
         9.2 % of revenues for the same period last year. The decrease was primarily due to the decrease in the mix of owner operators to company drivers and the ability to haul more vehicles with Company drivers thus reducing the number of vehicles delivered by other carriers for the Company. All costs for owner-operators are included in purchased transportation.

         Insurance and claims expense as a percentage of revenues remained approximately unchanged during the second quarter of 1998 compared to the second quarter of 1997. However, for the six-month period ended June 30, 1998, insurance and claims expense decreased to 3.7 % of revenues from 3.9 % of revenues for the first six months of 1997. The decrease was primarily due to lower cargo claims costs resulting from the continuation of quality programs instituted in 1997.

         Depreciation and amortization expense decreased from 6.2 % of revenues in the second quarter of 1997 to 4.6 % for the second quarter of 1998, and from 6.6 % for the six months of 1997 to 4.9 % of revenues for comparable six-month period a year ago. The decrease was primarily the result of depreciation expense on the rigs acquired through the acquisition of Ryder's Automotive Carrier Group representing a lower percentage of revenues than the Company's due to the age and useful lives of the rigs.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


         Net cash provided by operating activities totaled $16.0 million for the six months ended June 30, 1998 versus $14.5 million for the first six months ended June 30, 1997. The increase in cash provided by operating activities was primarily due to changes in working capital due to the seasonality of the Company's revenues.

         Net cash used in investing activities totaled $35.9 million for the six months ended June 30, 1998 versus $21.3 million for the same period in 1997. The increase was primarily due to an increase in capital expenditures, from $6.9 million for the first six months of 1997 to $25.1 million for the first six months of 1998. This increase was due to the increase in the number of new tractors and trailers purchased by the Company together with an increase in modifications to existing tractors and trailers due to an increase in the fleet size as a result of the Ryder Automotive Carrier Group acquisition. In addition, net cash used in investing activity increased because the Company invested $11.9 million to form Axis do Brasil in February 1998.

         Net cash provided by financing activities totaled $20.6 million for the six months ended June 30, 1998 versus $9.3 million for the six months ended June 30, 1997. The increase was primarily due to borrowings made in the first quarter of 1998 to finance the Company's investment in Brazil. Also, the Company had net borrowings in the second quarter of 1998 due to the payment of certain liabilities resulting from the Ryder Automotive Carrier Group acquisition. The liabilities had been accrued at the acquisition date and relate to litigation, severance, relocation, and other acquisition related costs.


         Seasonality and Inflation

         The Company's revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models which are shipped to dealers during those periods and the higher spring and early summer sales of automobiles and light trucks. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled plant shut downs. Inflation has not significantly affected the Company's results of operations.


         Cautionary notice regarding Forward-Looking Statements

         Statements in this quarterly report on Form 10-Q that are not strictly historical are "forward-looking" statements. Investors are cautioned that such statements are subject to certain risks and uncertainties that could cause actual results to differ materially. Without limitation, these risks and uncertainties include economic recessions or downturns in new vehicle production or sales, labor disputes involving the Company or its significant customers, risks associated with conducting business in foreign countries and the ability to integrate the acquisition of Ryder's Automotive Carrier Group. Investors are urged to carefully review and consider the various disclosures made by the Company in this quarterly report and in the Company's other reports filed with the Securities and Exchange Commission.

                                     PART II


                                OTHER INFORMATION




Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 27, 1998 the Annual Meeting of Shareholders was held. The following Directors were elected for terms which will expire on the date of the annual meeting in the year indicated below. The number of shares voted for, against and abstentions are also indicated.

-----------------------------------------------------------------------------------------------------------------
                                 FOR                  AGAINST              ABSTAIN                TERM
-----------------------------------------------------------------------------------------------------------------
Joseph W. Collier                5,511,283            0                    305                    2001
-----------------------------------------------------------------------------------------------------------------
Guy W. Rutland, IV               5,511,283            0                    305                    2001
-----------------------------------------------------------------------------------------------------------------
Randall E. West                  5,511,278            0                    310                    2001
-----------------------------------------------------------------------------------------------------------------
Berner F. Wilson                 5,511,283            0                    305                    2001
-----------------------------------------------------------------------------------------------------------------
William P. Benton                5,511,280            0                    308                    2000
-----------------------------------------------------------------------------------------------------------------


            The following Directors' terms will continue as indicated.

                         David G. Bannister                 2000
                         A. Mitchell  Poole, Jr.            2000
                         Robert J. Rutland                  2000
                         Bernard O. De Wulf                 1999
                         Guy W. Rutland, III                1999
                         Robert R. Woodson                  1999

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits:  Ex 27.1 Financial Data Schedule (For SEC use only).

         (b) Reports on Form 8-K: There were no reports filed on Form 8-K for the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Allied Holdings, Inc.



August 13, 1998                            /s/A. Mitchell Poole, Jr.
---------------                            -------------------------------------
   (Date)                                  A. Mitchell Poole, Jr.
                                           on behalf of Registrant as
                                           President, Chief Operating Officer,
                                           Chief Financial Officer and
                                           Assistant Secretary