Form 10-Q
period 1998-09-30
ALLIED HOLDINGS INC
filed 1998-11-13
CIK 909950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the transition period from______________ to to _____________________

      Commission File Number: 0-22276

                              ALLIED HOLDINGS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           GEORGIA                                    58-0360550
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


            SUITE 200, 160 CLAIREMONT AVENUE, DECATUR, GEORGIA 30030
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

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



Outstanding common stock, No par value at November 2, 1998...........7,877,547




                 TOTAL NUMBER OF PAGES INCLUDED IN THIS REPORT: 15

                                    INDEX

                                    PART I

                            FINANCIAL INFORMATION


                                                                            PAGE
                                                                            ----
ITEM 1:     FINANCIAL STATEMENTS
-------     --------------------
        Consolidated Balance Sheets as of  September 30, 1998 and
            December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . .  3

        Consolidated Statements of Operations for the Three and Nine
            Month Periods Ended September 30, 1998 and 1997. . . . . . . . . .  4

        Consolidated Statements of Cash Flows for the Nine
            Month Periods Ended September 30, 1998 and 1997. . . . . . . . . .  5

        Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  6


ITEM 2
------
        Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . . . . . .  9


                                   PART II

                              OTHER INFORMATION

ITEM 6
------
        Exhibits  and  Reports on Form 8-K . . . . . . . . . . . . . . . . . . 14

           Signature Page  . . . . . . . . . . . . . . . . . . . . . . . . . . 15

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                          SEPTEMBER 30      DECEMBER 31
                                                                              1998              1997
                                                                        ---------------   ---------------
                                                                          (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
             Cash and cash equivalents                                  $        18,549   $        10,530
             Short-term investments                                              23,931            19,540
             Receivables, net of allowance for doubtful accounts                 78,841            74,881
             Inventories                                                          6,779             5,391
             Deferred tax assets                                                 18,006            17,812
             Prepayments and other current assets                                21,663            21,519
                                                                        ---------------   ---------------
                           Total current assets                                 167,769           149,673
                                                                        ---------------   ---------------

PROPERTY AND EQUIPMENT, NET                                                     286,489           286,214
                                                                        ---------------   ---------------

OTHER ASSETS:
             Goodwill, net                                                       94,813            99,310
             Notes receivable due from related parties                                0               573
                  Other                                                          35,138            23,169
                                                                        ---------------   ---------------
                           Total other assets                                   129,951           123,052
                                                                        ---------------   ---------------
                           Total assets                                 $       584,209   $       558,939
                                                                        ===============   ===============

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
             Current maturities of long-term debt                                $2,954            $2,980
             Trade accounts payable                                              27,159            36,263
             Accrued liabilities                                                105,128           118,436
                                                                        ---------------   ---------------
                           Total current liabilities                            135,241           157,679
                                                                        ---------------   ---------------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                         273,798           228,003
                                                                        ---------------   ---------------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                      11,322            11,355
                                                                        ---------------   ---------------

DEFERRED INCOME TAXES                                                            34,974            35,062
                                                                        ---------------   ---------------

OTHER LONG-TERM LIABILITIES                                                      71,262            69,512
                                                                        ---------------   ---------------

STOCKHOLDERS' EQUITY:
             Common stock, no par value; 20,000 shares authorized, 7,878 and 7,819 shares outstanding at September 30,
                      1998 and December 31,1997, respectively                         0                 0
             Additional paid-in capital                                          44,830            43,758
             Retained earnings                                                   20,304            16,877
             Foreign currency translation adjustment, net of tax                 (6,202)           (2,826)
             Unearned compensation                                               (1,320)             (481)
                                                                        ---------------   ---------------
                           Total stockholders' equity                            57,612            57,328
                                                                        ---------------   ---------------
                           Total liabilities and stockholders' equity   $       584,209   $       558,939
                                                                        ===============   ===============


The accompanying notes are an integral part of these consolidated balance sheets.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                              FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30                SEPTEMBER 30
                                              ---------------------------   ---------------------------
                                                  1998          1997            1998          1997
                                                  ----          ----            ----          ----
REVENUES                                      $ 217,468       $ 91,384       $ 751,499       $ 300,353
                                              ---------       --------       ---------       ---------

OPERATING EXPENSES:
     Salaries, wages and fringe benefits        122,843         50,747         416,696         160,381
     Operating supplies and expenses             39,527         14,891         132,813          47,454
     Purchased transportation                    20,859          7,530          67,390          26,700
     Insurance and claims                         8,933          2,959          28,616          11,057
     Operating taxes and licenses                 8,917          3,482          24,562          11,672
     Depreciation and amortization               13,270          6,893          39,210          20,679
     Rents                                        2,641          1,217           8,538           3,687
     Communications and utilities                 2,101            673           6,086           2,207
     Other operating expenses                     1,795          1,234           4,895           3,308
     Acquisition related realignment                  0          8,914               0           8,914
                                              ---------       --------       ---------       ---------
               Total operating expenses         220,886         98,540         728,806         296,059
                                              ---------       --------       ---------       ---------
               Operating (loss) income           (3,418)        (7,156)         22,693           4,294
                                              ---------       --------       ---------       ---------

OTHER INCOME (EXPENSE):
     Interest expense                            (6,564)        (2,824)        (18,846)         (8,232)
     Interest income                              1,197            199           2,218             556
                                              ---------       --------       ---------       ---------
                                                 (5,367)        (2,625)        (16,628)         (7,676)
                                              ---------       --------       ---------       ---------

(LOSS) INCOME BEFORE INCOME TAXES                (8,785)        (9,781)          6,065          (3,382)

INCOME TAX BENEFIT (PROVISION)                    3,825          4,107          (2,638)          1,419
                                              ---------       --------       ---------       ---------

NET (LOSS) INCOME                             ($  4,960)      ($ 5,674)      $   3,427       ($  1,963)
                                              =========       ========       =========       =========


PER COMMON SHARE - BASIC AND DILUTED          ($   0.64)      ($  0.73)      $    0.44       ($   0.25)
                                              =========       ========       =========       =========

COMMON SHARES OUTSTANDING:
     BASIC                                        7,748          7,725           7,747           7,725
                                              =========       ========       =========       =========
     DILUTED                                      7,748          7,725           7,858           7,725
                                              =========       ========       =========       =========


 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)


                                                                         FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30
                                                                       -----------------------------
                                                                          1998             1997
                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                    $  3,427        $  (1,963)
                                                                       ------------     ------------
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
         Depreciation and amortization                                      39,210           20,679
         Loss on sale of property and equipment                                310               44
         Acquisition related realignment                                         0            8,914
         Deferred income taxes                                                (281)           1,853
         Change in operating assets and liabilities, excluding effect of businesses acquired:
         Receivables, net of allowance for doubtful accounts                (3,961)          (5,780)
         Inventories                                                        (1,388)             574
         Prepayments and other current assets                                 (143)          (1,686)
         Trade accounts payable                                             (9,106)          (5,618)
         Accrued liabilities                                               (13,303)            (990)
                                                                       ------------     ------------
            Total adjustments                                               11,338           17,990
                                                                       ------------     ------------
            Net cash provided by operating activities                       14,765           16,027
                                                                       ------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                   (36,919)         (10,561)
     Proceeds from sale of property and equipment                              573              569
     Purchase of businesses, net of cash acquired                          (11,920)        (125,380)
     Increase in short-term investments                                     (4,391)          (3,695)
     Increase in the cash surrender value of life insurance                 (1,230)          (1,722)
                                                                       ------------     ------------
            Net cash used in investing activities                          (53,887)        (140,789)
                                                                       ------------     ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                                           (1,755)         (78,008)
     Proceeds from issuance of long-term debt                               47,524          216,953
     Other, net                                                              1,477           (7,795)
                                                                       ------------     ------------
            Net cash provided by financing activities                       47,246          131,150
                                                                       ------------     ------------


EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                                     (105)             (38)


NET INCREASE IN CASH AND CASH EQUIVALENTS                                    8,019            6,350


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              10,530            1,973
                                                                       ------------     ------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 18,549        $   8,323
                                                                       ============     ============

 The accompanying notes are an integral part of these consolidated statements.

                    ALLIED HOLDINGS, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Unaudited)


Note 1. Basis of Presentation

        The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the "Company") included in the Company's 1997 Annual Report on Form 10-K.

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

Note 3. Acquisition of Ryder Automotive Carrier Services, Inc. and RC Management Corp.

        On September 30, 1997, the Company completed the acquisition of Ryder Automotive Carrier Services, Inc. and RC Management Corp. from Ryder System, Inc. ( the "Acquisition" ) for approximately $114.5 million in cash, subject to post-closing adjustments. The subsidiaries of Ryder Automotive Carrier Services are engaged in car hauling, vehicle processing and dealer prep, rail unloading and loading services of vehicle railcars, and rail and port yard management. RC Management Corp. is principally involved in providing logistics services to the new retail used car superstores. The operating results of Ryder's Automotive Carrier Group have been included with the Company's since the date of acquisition.

Note 4. Investment in Axis do Brasil

        In February of 1998, the Company's wholly-owned subsidiary, Axis Group, Inc. completed the formation of a 50 percent owned venture in Brazil. The Brazilian venture, Axis do Brasil, is a partnership with Coimex Trading Company of Vitoria, Brazil, which is one of the largest trading companies in South America. Axis do Brasil is an equity partner owning 34% of a Brazilian firm, Axis Sinimbu Logistica ("ASL"). ASL provides supply chain logistics services for the automotive industry in the Mercosur countries. The Company accounts for its investment in Axis do Brazil under the equity method of accounting.

Note 5. Comprehensive Income

        The Company had a comprehensive loss of $7.0 million for the third quarter 1998 versus a loss of $5.7 million for the third quarter of 1997, and comprehensive income of $0.1 million for the first nine months of 1998 versus a loss of $2.3 million for the first nine months of 1997. The difference between comprehensive income and net income is changes in the foreign currency translation adjustment, net of income taxes.

Note 6. Accounting for Derivative Instruments and Hedging Activities

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

        The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing of or method of adoption of Statement 133. However, the Statement could increase the volatility in earnings and other comprehensive income.

Note 7. Earnings per Share

        In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This new statement did not result in changes to the Company's earnings per share for the first three quarters of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Revenues were $217.5 million for the third quarter of 1998 versus revenues of $91.4 million for the third quarter of 1997, an increase of 138 %. For the nine-month period ended September 30, 1998, revenues were $751.5 million, versus revenues of $300.4 million reported for the same period last year, a 150% increase. The significant increase in the Company's revenues was primarily attributable to the acquisition of Ryder's Automotive Carrier Group which was completed on September 30, 1997. The results of Ryder's Automotive Carrier group have been included with the Company's since the date of acquisition.

      The Company experienced a net loss of $5.0 million in the third quarter of 1998 versus a net loss of $5.7 million in the third quarter of 1997. Basic and diluted loss per share for the third quarter of 1998 were $0.64 versus basic and diluted loss per share of $0.73 in the third quarter of 1997. For the nine-month period ended September 30, 1998, net income was $3.4 million, compared with a net loss of $2.0 million for the comparable nine-month period a year ago. Basic and diluted earnings per share for the first nine months of 1998 were $0.44 versus a basic and diluted loss per share of $0.25 during the first nine months of 1997.

      The Company's revenues during the third quarter of 1998 were impacted by work stoppages at most General Motors manufacturing plants. The Company estimates that the work stoppages reduced third quarter revenues by approximately $30 million and net earnings by approximately $5.1 million or $0.65 per share. The 1997 third quarter results also include a charge of $5.2 million, net of tax, or $0.67 per share, which the Company recorded to write down rigs and terminal facilities idled or closed as a result of the Ryder acquisition. Excluding the effect of the General Motors work stoppages in 1998 and the acquisition related charge in 1997, the Company's third quarter earnings would have been $0.02 per share in 1998 versus a loss of $0.06 per share in 1997.

      The following is a discussion of the changes in the Company's major expense categories:

      Salaries, wages and fringe benefits increased from 55.5% of revenues in the third quarter of 1997 to 56.5% of revenues for the third quarter of 1998, and from 53.4% of revenues for the first nine months of 1997 to 55.5% of revenues for the first nine months of 1998. The increase was primarily due to annual salary and benefit increases together with additional labor costs due to inefficiencies caused by the lower volumes from the loss of General Motors business as a result of the work stoppages offset by continued productivity and efficiency improvements.

      Operating supplies and expenses increased from 16.3% of revenues in the third quarter of 1997 to 18.2% of revenues for the third quarter of 1998, and from 15.8% of revenues for the first nine months of 1997 to 17.7% of revenues for the first nine month of 1998. The increase was primarily the result of the acquisition of Ryder's Automotive Carrier Group as its operating costs as a percentage of revenues were higher than the Company's together with inefficiencies caused by the lower volumes from the loss of General Motors business as a result of to the work stoppages.

      Purchased transportation expense increased from 8.2% of revenues in the third quarter of 1997 to 9.6% of revenues for the third quarter of 1998. Purchased transportation increased from 8.9% of revenues for the first nine months of 1997 to 9.0% of revenues for the first nine months of 1998. The increase during the third quarter was primarily due to the increase in the mix of owner-operators to company drivers due to the lay-offs of a greater percentage of company drivers resulting from the General Motors work stoppages. However, for the first nine months of 1998 the percentage of vehicles hauled by owner-operators was comparable to the 1997 level. All costs for owner-operators are included in purchased transportation.

      Insurance and claims expense increased from 3.2% of revenues in the third quarter of 1997 to 4.1% of revenues for the third quarter of 1998 and increased from 3.7% of revenues for the first nine months of 1997 to 3.8% of revenues for the first nine months of 1998. The increase during the third quarter was primarily due to the Company's insurance premiums remaining constant while revenues were reduced as a result of to the General Motors work stoppages. However for the first nine months of 1998, insurance and claims expense was only slightly higher than 1997 including the effect of the General Motors work stoppages, due to lower cargo claims costs resulting from the continuation of quality programs instituted in 1997.

      Depreciation and amortization expense decreased from 7.5% of revenues in the third quarter of 1997 to 6.1% for the third quarter of 1998, and from 6.9% for the nine-months of 1997 to 5.2% of revenues for the first nine-months of 1998. The decrease was primarily the result of depreciation expense on the rigs acquired through the acquisition of Ryder's Automotive Carrier Group representing a lower percentage of revenues than the Company's due to the age and useful lives of the rigs.

      Interest expense as a percentage of revenues decreased from 3.1% during the third quarter of 1997 to 3.0% in the third quarter of 1998 and from 2.7% for the first nine months of 1997 to 2.5% for the first nine months of 1998. However, interest expense increased from $2.8 million in the third quarter of 1997 to $ 6.6 million in the third quarter of 1998 and from $8.2 million during the first nine months of 1997 to $18.9 million for the first nine months of 1998 primarily due to interest on additional borrowings used to finance the Ryder Automotive Carrier Group acquisition.

      Interest income increased from $0.2 million in the third quarter of 1997 to $1.2 million in the third quarter of 1998 and from $0.6 million for the first nine months of 1997 to $2.2 million for the first nine months of 1998. The increase is due to an increase in earnings from the Company's captive insurance subsidiary due to increases in the amount of investments held by the captive insurance company.

      The effective tax rate increased from approximately 42% of pre-tax income in 1997 to approximately 43.5% in 1998. The increase was due to higher non-deductible expenses resulting from the Ryder Automotive Carrier Group acquisition.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


      Net cash provided by operating activities totaled $14.8 million for the nine months ended September 30, 1998 versus $16.0 million for the nine months ended September 30, 1997. The decrease in cash provided by operating activities was primarily due to the impact of the General Motors work stoppages.

      Net cash used in investing activities totaled $53.9 million for the nine months ended September 30, 1998 versus $140.8 million for the same period in 1997. The decrease was primarily due to the purchase of the Ryder Automotive Carrier Group in September 1997 for $114.5 million offset by an increase in capital expenditures, from $10.6 million for the first nine months of 1997 to $37.0 million for the first nine months of 1998. This increase was due to the increase in the number of new tractors and trailers purchased by the Company together with and increase in modifications to existing tractors and trailers because of the increase in the fleet size as a result of the Ryder Automotive Carrier Group acquisition. In addition, the Company invested $11.9 million to form Axis do Brasil in February 1998.

      Net cash provided by financing activities totaled $47.2 million for the nine months ended September 30, 1998 versus $131.2 million for the nine months ended September 30, 1997. The decrease was primarily due to the financing of the Ryder Automotive Carrier Group acquisition in 1997 which was offset with additional borrowings in 1998 due to the losses associated with the General Motors work stoppages and the investment in Brazil.


      YEAR 2000

      Year 2000 issues are being addressed by the Company. The Company, like most other major companies, is currently addressing a universal problem commonly referred to as "Year 2000 Compliance," which relates to the ability of computer programs and systems to properly recognize and process date sensitive information before and after January 1, 2000. The following discussion is based on information currently available to the Company.

      The Company has analyzed and continues to analyze its internal information technology ("IT") systems ("IT systems") to identify any computer programs that are not Year 2000 compliant and implement any changes required to make such systems Year 2000 compliant. The Company believes that its critical IT systems currently are capable of functioning without substantial Year 2000 Compliance problems. Of the non-critical, but important, IT systems that are not currently Year 2000 Compliant, the Company believes such IT systems will be Year 2000 capable in a time frame that will avoid any material adverse effect on the Company. Also, the Company does not believe that the expenditures related to replacing or upgrading any of its IT systems to make them Year 2000 compliant will have a material adverse effect on the financial condition or results of operations of the Company. The Company has evaluated its critical equipment and critical systems that contain embedded software, ("Non-IT systems"), and the Company believes that all of its critical Non-IT systems are capable of functioning without substantial Year 2000 Compliance problems.

      The Company has engaged a leading computer consulting services firm to lead the Year 2000 remediation and testing process. The Company is also investigating each of its significant vendors, suppliers, financial service organizations, service providers and customers to confirm that the Company's operations will not be materially adversely affected by the failure of any such third party to have Year 2000 compliant computer programs. Regardless of the responses that the Company receives from such third parties, the Company is establishing contingency plans to reduce the Company's exposure resulting from the non-compliance of third parties.

      The Company estimates that, through September 30, 1998, it has spent $0.5 million to analyze, remediate and test Year 2000 issues in its IT systems, and the Company estimates that it will spend an additional $3.0 million on Year 2000 issues in its IT systems. All of such expenditures are included in the budgets of the various departments of the Company involved with the Year 2000 project.

      The Company has approached the Year 2000 project in phases. Phase I of the project involved identification of all software used by the Company, identification of all significant vendors, and establishment of a senior management committee to oversee the project. Phase I was completed in the third calendar quarter of 1998. Phase II of the project involves (a) evaluation of each significant vendor and evaluation of major customers through letters and questionnaires (b) communication with customers concerning any products currently or recently sold by the Company that have Year 2000 issues, and (c) evaluating the Company's most reasonably likely worst case Year 2000 scenarios and contingency planning related thereto. Phase II is in process and many of the tasks described in subparagraphs (b) and (c) above have been completed; Phase II is expected to be completed in the fourth calendar quarter of 1998. Phase III involves testing of the Company's IT systems and Non-IT systems to confirm Year 2000 compliance and/or discover any overlooked Year 2000 problems. Phase III has commenced and should be completed in the third calendar quarter of 1999. Last, Phase IV involves implementation of the Company's contingency plans. Such plans are expected to be implemented in the third calendar quarter of 1999.

      The Company does not currently believe that any of the foregoing will have a material adverse effect on its financial condition or its results of operations. However, the process of evaluating the Company's third party vendors and their systems is ongoing. Although not expected, failures of critical suppliers, critical customers, critical IT systems or critical Non-IT systems could have a material adverse effect on the Company's financial condition or results of operations. As widely publicized, Year 2000 Compliance has many issues and aspects, not all of which the Company is able to accurately forecast or predict. There is no way to assure that Year 2000 Compliance will not have adverse effects on the Company, some of which could be material.

      Many of the Company's statements related to Year 2000 are forward-looking statements and actual results could differ materially from those anticipated above. The Company is relying on the investigations and statements of many employees, consultants and third parties in making the above forward-looking statements and such investigations or statements may not be accurate.


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


      CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      Statements in this quarterly report on Form 10-Q that are not strictly historical are "forward-looking" statements. Investors are cautioned that such statements are subject to certain risks and uncertainties that could cause actual results to differ materially. Without limitation, these risks and uncertainties include economic recessions or downturns in new vehicle production or sales, labor disputes involving the Company or its significant customers, problems related to computations that must be made by the Company or its vendors or customers in 1999, 2000, or beyond, risks associated with conducting business in foreign countries and the ability to integrate the acquisition of Ryder's Automotive Carrier Group. Investors are urged to carefully review and consider the various disclosures made by the Company in this quarterly report and in the Company's other reports filed with the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits:  None.

        (b) Reports on Form 8-K: There were no reports filed on Form 8-K for the quarter ended September 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Allied Holdings, Inc.




November 11, 1998                            /s/ A. Mitchell Poole, Jr.
-----------------                            ---------------------------
     (Date)                                  A. Mitchell Poole, Jr.
                                             on behalf of Registrant as
                                             President, Chief Operating
                                             Officer, And Assistant Secretary




November 11, 1998                            /s/ Daniel H. Popky
-----------------                            ----------------------------
     (Date)                                  Daniel H. Popky
                                             on behalf of Registrant as
                                             Senior Vice President, Finance
                                             and Chief Financial Officer