Form 10-K
period 1998-12-31
ALLIED HOLDINGS INC
filed 1999-03-30
CIK 909950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22276

                              ALLIED HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Georgia                                                                  58-0360550
--------------------------------------------------------------                      --------------------------------------
(State or other jurisdiction of incorporation or organization)                            (I.R.S. Employer ID Number)

          160 Clairemont Avenue, Suite 200,  Decatur, Georgia 30030 (Address of principal executive office)
-------------------------------------------------------------------------------------------------------------------



        Registrant's telephone number, including area code (404) 373-4285
                                                           ---------------
          Securities registered pursuant to Section 12(b) of the Act:

                  No par value Common Stock                                                New York Stock Exchange
--------------------------------------------------------------                      --------------------------------------
                      (Title of Class)                                              (Name of Exchange on which Registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                             ----------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                       YES  [X]   NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 3, 1999 Registrant had outstanding 7,964,097 shares of common stock. The aggregate market value of the common stock held by nonaffiliates of the Registrant, based upon the closing sales price of the common stock on March 3, 1999 as reported on the New York Stock Exchange, was approximately $52,426,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for Registrant's 1999 Annual Meeting of Shareholders to be held May 12, 1999 are incorporated by reference in Part III.

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

ITEM 1.           BUSINESS...................................................................................2

ITEM 2.           PROPERTIES.................................................................................7

ITEM 3.           LEGAL PROCEEDINGS........................................ .................................7

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................8

PART II.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.......................................................................10

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA......................................................11

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.......................................................12

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................18

ITEM 9.           DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................................18

PART III.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................19

ITEM 11.          EXECUTIVE COMPENSATION....................................................................19

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT................................................................................19

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................19

PART IV.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K.......................................................................20

                                     PART I

ITEM 1.  BUSINESS.

         1.       GENERAL

         Allied Holdings, Inc. (the "Company" or "Allied"), founded in 1934, is a holding company which operates through its wholly-owned subsidiaries. The Company's principal operating divisions are Allied Automotive Group, Inc. ("Allied Automotive Group" or "Automotive Group") and Axis Group, Inc. ("Axis" or the "Axis Group"). Allied Automotive Group is the largest motor carrier in North America specializing in the transportation of new and used automobiles and light trucks utilizing specialized tractor trailers ("Rigs" or "Rig") and serves all of the major domestic and foreign automotive manufacturers. The Axis Group provides logistics solutions and other services to the new and used vehicle distribution market and other segments of the automotive industry. Axis is the global logistics services arm of the Allied Holdings family of companies. On September 30, 1997, the Company acquired Ryder Automotive Carrier Services, Inc. and RC Management Corp. (collectively, "Ryder Automotive Group") from Ryder System, Inc. (the "Ryder Automotive Group Acquisition").

         Allied Automotive Group offers a full range of automotive delivery services including transporting new, used and off-lease vehicles to dealers from plants, rail ramps, ports and auctions, and providing vehicle rail-car loading and unloading services. The Allied Automotive Group represented approximately 98% of the Company's consolidated 1998 revenues. The Allied Automotive Group operates primarily in the short-haul segment of the automotive transportation industry with an average length of haul of less than 200 miles. The Allied Automotive Group delivers new and used vehicles throughout the United States and Canada for all of the major domestic and foreign manufacturers of automobiles and light trucks. General Motors, Ford and DaimlerChrysler represent the Company's largest customers, accounting for in total approximately 73% of 1998 revenues. The Automotive Group also provides services to all of the major foreign manufacturers, including Honda, Mazda, Nissan, Toyota, Isuzu, Volkswagen and Mitsubishi. Allied Automotive Group participated in the transportation of approximately 65% of the new vehicles sold in the United States and Canada in 1998, and had 1998 revenues nearly five times greater than its closest competitor.

         The Company provides logistics solutions to the automotive market through the Axis Group that complement Allied's new vehicle distribution services operations. Axis provides carrier management services for various automotive clients, leases equipment for containerized international shipment of vehicles, and provides vehicles processing services at ports and inland distribution centers. In addition, Axis has established a joint venture in Brazil to provide automotive logistics services in the Mercosur region, and it recently created subsidiaries in Mexico to provide services to the auto industry in Mexico.

         2.       INTEGRATION OF RYDER AUTOMOTIVE GROUP

         Ryder Automotive Group, prior to its acquisition by the Company, was North America's largest motor carrier of new and used automobiles and light trucks offering a full range of automotive delivery services including transporting new, used and off-lease vehicles to dealers from plants, railramps, ports and auctions, and providing vehicle rail-car loading and unloading services. The Ryder Automotive Group also provided logistics solutions and other services to the new and used vehicle distribution market and other segments of the automotive industry, including the growing used car superstore market. During 1998, the Company completed the integration of Ryder Automotive Group by consolidating 19 duplicate terminal facilities and converting all former Ryder Automotive Group locations to Allied's computer system.

         3.       SERVICES

         As a result of the Ryder Automotive Group Acquisition, the Allied Automotive Group is the largest motor carrier in North America specializing in the transportation of new and used automobiles and light trucks for all the major domestic and foreign automotive manufacturers. Allied participated in the transportation of approximately 65% of the new vehicles sold in the United States and Canada in 1998, including more than 50% of the North American production of General Motors, Ford and DaimlerChrysler. Allied Automotive Group believes it can capture a larger percentage of its major customers' North American production by building upon its relationships with manufacturers and leveraging its reputation for high quality services, competitive pricing and value-added services. Allied Automotive Group also believes that it can expand the types of services provided to its existing customers by utilizing its sophisticated technology in order to deliver vehicles and provide other services more efficiently and cost effectively than its competitors.

         The Company has made a significant commitment to providing complementary services to its existing customers and to new customers through its Axis Group subsidiary. Axis Group is aggressively pursuing opportunities to provide logistics solutions to customers in the automotive industry and seeks to leverage its proprietary information systems in order to efficiently provide such services. These services include identifying new and innovative distribution methods for customers, providing solutions relating to improving the management of inventory of new and used vehicles, and providing reconditioning services relating to the used and remarketed vehicle market. The Axis Group further believes that significant opportunities exist for it to provide additional automotive distribution services to its existing customers' internationally through the formation of joint ventures with established local transportation carriers. For example, Axis owns a minority interest in Axis Sinimbu Logistica ("ASL"). ASL provides automotive distribution services to the automotive industry in Brazil.

         4.       CUSTOMER RELATIONSHIPS

         The Company has contracts with most of its customers. The Allied Automotive Group's contracts with its customers establish rates for the transportation of vehicles based upon a fixed rate per vehicle transported and a variable rate for each mile a vehicle is transported. While the contracts generally do not permit Allied Automotive Group to recover for increases in fuel prices, fuel taxes or labor cost, certain of the Allied Automotive Group contracts provide for renegotiation in the event material adverse changes occur. The Allied Automotive Group has two contracts with Ford. The first expires in May 1999 and provides that the Allied Automotive Group is the primary carrier for 24 locations in the United States and all Canadian locations. The second contract with Ford expires in June 2000 and provides that the Allied Automotive Group is the primary carrier for 6 locations in the United States. The Company has begun negotiations with Ford regarding an extension of the existing contract or a new contract. The Allied Automotive Group has two contracts with DaimlerChrysler. The first contract expires in June 2000 and provides that the Allied Automotive Group is the primary carrier for 26 locations throughout the United States and Canada. The second contract with DaimlerChrysler expires in May 2001 and provides that the Allied Automotive Group is the primary carrier for 13 locations in the United States and 1 in Canada. The Allied Automotive Group has a contract with General Motors which expires in October 2000 and provides that the Allied Automotive Group is the primary carrier for 32 locations in the United States.

         5.       PROPRIETARY MANAGEMENT INFORMATION SYSTEMS

         The Company has made a long-term commitment to utilizing technology to serve its customers. The Company's information systems subsidiary, Link Information Systems, Inc. ("Link") provides information systems services to the Allied Automotive Group, Axis Group and other subsidiaries of the Company. Link's advanced management information system is a centralized, fully integrated information system utilizing a mainframe computer together with client servers. The system is based on a company-wide information database, which allows Link to quickly respond to customer information requests without having to combine data files from several sources. Updates with respect to vehicle load, dispatch and delivery are immediately available for reporting to customers and for better control and tracking of customer vehicle inventories. Through electronic data interchange ("EDI"), Link communicates directly with manufacturers in the process of delivering vehicles and electronically bills and collects from manufacturers. Link also utilizes EDI to communicate with inspection companies, railroads, port processors and other carriers.

         Subsidiaries of the Company utilize Link's information system to allow them to operate more efficiently. For example, the information systems automatically design an optimal load for each Rig, taking into account factors such as the capacity of the Rig, the size of the vehicles, the route, the drop points, applicable weight and height restrictions and the formula for paying drivers. The system also determines the most economical and efficient load sequence and drop sequence for the vehicles to be transported.

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

         During 1997, the Company adopted an economic value added ("EVA") based performance measurement and incentive compensation system. EVA is the measure used by the Company to determine incentive compensation for senior management. EVA also provides management with a measure to gauge financial performance, allocate capital to appropriate projects, assist in providing valuations in regard to proposed acquisitions, and evaluate daily operating decisions. The Company believes that the EVA based performance measurement and incentive compensation system promotes the creation of economic value and shareholder value by aligning the interests of senior management with that of the Company's shareholders. The Board of Directors of the Company has adopted an Employee Stock Purchase Plan to provide all employees the opportunity to purchase shares of the Company's common stock. The plan is subject to approval by the shareholders of the Company.

         7.       RISK MANAGEMENT AND INSURANCE

         The Company's risk management subsidiary, Haul Risk Management Services, Inc. ("HRMS"), is responsible for defining risks and securing appropriate insurance programs and coverages at cost effective rates for the Company. HRMS internally administers all claims for auto and general liability and for workers compensation claims in Alabama, Florida, Georgia, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia. Liability and workers compensation claims are subject to periodic audits by the Company's commercial insurance carriers. The Company currently retains up to $650,000 of liability for each claim for workers' compensation and up to $500,000 of liability for automobile and general liability, including personal injury and property damage claims. In addition to the $500,000 per occurrence deductible for automobile liability, there is a $1,500,000 aggregate deductible for those claims which exceed the $500,000 per occurrence deductible, subject to a $1,000,000 per claim limit. The Company also retains up to $250,000 of liability for each cargo damage claim in the United States. In Canada, the Company retains up to C$100,000 (approximately U.S. $70,000 at February 27, 1999) of liability for each claim for personal injury, property damage or cargo damage. If the Company were to experience a material increase in the frequency or severity of accidents or workers' compensation claims or unfavorable developments in existing claims, the Company's operating results could be adversely affected. The Company formed Haul Insurance Limited in December 1995 as a captive insurance subsidiary to provide insurance coverage to the Company.

         8.       EQUIPMENT, MAINTENANCE AND FUEL

         The Allied Automotive Group operates approximately 5,240 Rigs with an average age of 7.2 years. The Allied Automotive Group has historically invested heavily in both new equipment and equipment upgrades, which have served to increase efficiency and extend the useful life of Rigs. Currently, new 75-foot Rigs cost between $120,000 and $140,000 and have a useful life of between 10 to 15 years when properly maintained and upgraded.

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

         In order to reduce fuel costs, the Automotive Group purchases approximately 31% of its fuel in bulk. Also, fuel is purchased by drivers on the road from a few major suppliers that offer discounts and central billing. The Automotive Group has entered into futures contracts to manage a portion of its exposure to fuel price fluctuations.

         9.       COMPETITION

         The transportation of vehicles in the long-haul segment of the automotive industry has been primarily controlled by rail carriers. In the 1970s and 1980s, following deregulation of the trucking industry by the Interstate Commerce Commission and as importers obtained a more significant share of United States automobile sales, new motor carriers, some without union contracts, began to compete for automobile traffic.

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

         Two other recent developments are now beginning to have an impact on competition. The first is the rise in the use of third-party logistics companies by automotive manufacturers. This is expected to convert further traffic to competitive bidding and ease entry for less well capitalized, less sophisticated haulers as the logistics companies provide the information systems and integrate, more comprehensively, the full distribution function. The second is the fundamental changes automotive manufacturers are making to their vehicle distribution systems in order to expedite the delivery of finished vehicles to dealers. Certain manufacturers are creating vehicle consolidation centers where rail traffic from numerous manufacturing plants is re-mixed for delivery to the dealer. In addition, manufacturers are creating new rail ramps in order to place vehicles in more central locations closer to the market but off the dealer lots. These new rail ramps may reduce the average length of haul for motor carriers of automobiles. In metropolitan areas, competition for traffic from the new rail ramps to the dealers may increase as local delivery carriers and equipment and driver leasing companies may become new competitors for the traffic. In addition, some parties may attempt to utilize drive-away operators or dealer pick-ups to deliver vehicles.

         Major motor carriers specializing in the delivery of new vehicles that are competitors of the Allied Automotive Group include Leaseway, Jack Cooper, Cassens, Hadley and E & L, all of which are privately held companies.

         10.      EMPLOYEES AND OWNER OPERATORS

         The Company has approximately 8,500 employees, including approximately 5,800 drivers. All drivers and shop and yard personnel are represented by various labor unions. The majority of the Automotive Group's employees are covered by the Master Agreement with the International Brotherhood of Teamsters ("IBT") which expires on May 31, 1999. Representatives of the IBT and the carriers covered by the master agreement, including the Allied Automotive Group, began negotiations regarding a new contract in February 1999. The compensation and benefits paid by the Automotive Group to union employees are established by union contracts. The Automotive Group also utilizes approximately 800 owner-operators, with approximately 200 driving exclusively for Allied Systems (Canada) Company, a subsidiary of the Automotive Group, in Canada and approximately 600 driving exclusively from terminals in the United States. The owner-operators are either paid a percentage of the revenues they generate or receive normal driver pay plus a truck allowance.

         11.      REGULATION

         The Company is regulated in the United States by the United States Department of Transportation ("DOT") and various state agencies, and in Canada by the National Transportation Agency of Canada and various provincial transport boards. Truck and trailer length, height, width, maximum weight capacity and other specifications are regulated federally in the United States, as well as by individual states and provinces. In recent years, the automotive manufacturers have increased the percentage of vehicles produced that are light trucks as well as increased the size and weight of many vehicles. Due to the regulations on truck and trailer length, height, width and maximum weight capacity, the number of vehicles the Company delivers per load has decreased. Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. The DOT also regulates certain safety features incorporated in the design of Rigs. The motor carrier transportation industry is also subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating policies or influencing the demand for, and the costs of providing, services to shippers.

         In addition, the Company's terminal operations are subject to environmental laws and regulations enforced by federal, state, provincial and local agencies, including those related to the treatment, storage and disposal of wastes, and those related to the storage and handling of fuel and lubricants. The Company maintains regular ongoing testing programs for those underground storage tanks ("USTs") located at their terminals for compliance with environmental laws and regulations. Management believes that the Company's USTs are in compliance with current environmental standards.

        12.    INDUSTRY OVERVIEW

        The following table summarizes historic new vehicle production and sales in the United States and Canada, the primary sources of the Company's revenues:

                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                       1995             1996            1997             1998
                                                       ----             ----            ----             ----
NEW VEHICLE PRODUCTION (IN MILLIONS)
United States...........................               11.6             11.5            11.8             11.6
Percent increase (decrease) over prior year            (2.3)%           (0.9)%           2.6%            (1.7)%
Canada..................................                2.4              2.4             2.5              2.5
Percent increase (decrease) over prior year             3.6%             0.0%            4.2%             0.0%
NEW VEHICLE SALES (IN MILLIONS)
United States...........................               14.7             15.1            15.1             15.6
Percent increase (decrease) over prior year            (2.2)%            2.5%            0.0%             3.3%
Canada..................................                1.1              1.2             1.4              1.4
Percent increase (decrease) over prior year            (7.6)%            3.5%           16.7%             0.0%


         Domestic automotive manufacturing plants are typically dedicated to manufacturing a particular model or models. Vehicles destined for dealers within a radius of approximately 250 miles from the plant are usually shipped by truck. The remaining vehicles are shipped by rail to rail ramps throughout the United States and Canada where trucking companies handle final delivery to dealers. The rail or truck carrier is responsible for loading the vehicles on railcars or trailers and for any damages incurred while the vehicles are in the carrier's custody. Automobiles manufactured in Europe and Asia are transported into the United States and Canada by ship and usually delivered directly to dealers from seaports by truck or shipped by rail to rail ramps and delivered by trucks to dealers. Vehicles transported by ship are normally prepared for delivery in port processing centers, which involves cleaning and may involve installing accessories. The port processor releases the vehicles to the carrier which loads the vehicles and delivers them to a rail ramp or directly to dealers.

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) the Company's plans, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company's management information systems, and its ability to resolve any year 2000 issues related thereto (iv) the Company's efforts to reduce costs, (v) the adequacy of the Company's sources of cash to finance its current and future operations and (vi) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially are the following: economic recessions or downturns in new vehicle production or sales; the highly competitive nature of the automotive distribution industry; dependence on the automotive industry; loss or reduction of revenues generated by the Company's major customers; the variability of quarterly results and seasonality of the automotive distribution industry; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; changes in regulatory requirements which are applicable to the Company's business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; risks associated with doing business in foreign countries; problems related to information technology systems and computations that must be made by the Company or its customers and vendors in 1999, 2000 or beyond; and the risk factors listed herein from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, its Annual Reports on Form 10-K.


ITEM 2.         PROPERTIES.

         The Company's executive offices are located in Decatur, Georgia, a suburb of Atlanta. The Company leases approximately 96,000 square feet of space for its executive offices, which is sufficient to permit the Company to conduct its operations. The Company operates from 113 terminals which are located at or near manufacturing plants, ports, and railway terminals. The Company currently owns 29 of its terminals. The Company leases the remainder of its facilities. Most of the leased facilities are leased on a year to year basis from railroads at rents that are not material to the Company.

         Over the past 10 years, changes in governmental regulations have gradually permitted the lengthening of Rigs from 55 to 75 feet. The Company has worked closely with manufacturers to develop specialized equipment to meet the specific needs of manufacturers.

         The Automotive Group's Rigs are maintained at 57 shops by approximately 550 maintenance personnel, including supervisors. Rigs are scheduled for regular preventive maintenance inspections. Each shop is equipped to handle repairs resulting from inspection or driver write up, including repairs to electrical systems, air conditioners, suspension, hydraulic systems, cooling systems, and minor engine repairs. Major engine overhaul and engine replacement can be handled at larger terminal facilities, while smaller terminals rely on outside vendors. The trend has been to use engine suppliers' outlets for engine repairs due to the long-term warranties obtained by the Company.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  NONE

Executive Officers of the Registrant

         The following table sets forth certain information regarding the Company's executive officers:


         Name                                Age                           Title
         ----                                ---                           -----
Robert J. Rutland                             57        Chairman of the Board of Directors and Chief
                                                        Executive Officer

Guy W.  Rutland, III                          62        Chairman Emeritus and Director

A. Mitchell Poole, Jr.                        51        President, Chief Operating Officer,  Assistant
                                                        Secretary and Director

Bernard O. De Wulf                            50        Vice Chairman, Executive Vice President and Director

Berner F. Wilson, Jr.                         60        Vice Chairman and Director

Guy W.  Rutland, IV                           35        Vice President and Director

Joseph W.  Collier                            56        President of Allied Automotive Group and Director

Randall E. West                               50        President of Axis Group and Director

Douglas A. Lauer                              35        President of Link Information Systems

Daniel H. Popky                               34        Senior Vice President, Chief Financial Officer, and
                                                        President of Allied Industries

Herbert A. Terwilliger                        49        President of Haul Risk Management Services and
                                                        Haul Insurance Limited

Thomas M. Duffy                               38        Vice President, Corporate Affairs, General Counsel
                                                        and Secretary

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

         Mr. Poole has been President, Chief Operating Officer, and Assistant Secretary of the Company since December 1995. Prior to December 1995, Mr. Poole served as Executive Vice President and Chief Financial Officer of the Company. Mr. Poole continued to serve as Chief Financial Officer until November 1998. Mr. Poole joined Allied Systems, Ltd. in 1988 as Senior Vice President and Chief Financial Officer. He was appointed President of Allied Industries, Inc. in December 1990 and served in that capacity until December 1997. Prior to joining the Company in 1988, Mr. Poole was an audit partner with Arthur Andersen LLP, independent public accountants.

         Mr. De Wulf has been Vice Chairman and an Executive Vice President of the Company since October 1993. Prior to such time, Mr. De Wulf was Vice Chairman of each of the Company's subsidiaries. Mr. De Wulf was Vice Chairman of Auto Convoy from 1983 until 1988 when the Company and Auto Convoy became affiliated.

         Mr. Wilson has been Vice President of the Company since October 1993 and Vice Chairman of the Board of Directors since December 1995. Mr. Wilson was Secretary of the Company from December 1995 to June 1998. Prior to October 1993, Mr. Wilson was an officer or Vice Chairman of several of the Company's subsidiaries. Mr. Wilson joined the Company in 1974 and has held various finance, administration, and operations positions.

         Mr. Rutland, IV has been Vice President of the Company since October 1993 and Senior Vice President - Operations of Allied Automotive Group since November 1997. Mr. Rutland was Vice President - Reengineering Core Team of Allied Automotive Group from November 1996 to November 1997. From January 1996 to November 1996 Mr. Rutland was Assistant Vice President of the Central and Southeast Region of Operations for Allied Systems, Ltd. From March 1995 to January 1996 Mr. Rutland was Assistant Vice President of the Central Division of Operations for Allied Systems, Ltd. From June 1994 to March 1995, Mr. Rutland was Assistant Vice President of the Eastern Division of Operations for Allied Systems, Ltd. From 1993 to June 1994 Mr. Rutland was assigned to special projects with an assignment in Industrial Relations/Labor Department and from 1988 to 1993, Mr. Rutland was Director of Performance Management.

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

         Mr. Popky has been Senior Vice President and Chief Financial Officer of the Company since November 1998. He was appointed President of Allied Industries, Inc. in December 1997 and continues to serve in such capacity. Mr. Popky was Senior Vice President, Finance of the Company from December 1997 to November 1998. From December 1995 to December 1997, Mr. Popky was Vice President, Finance of the Company. From January 1995 to December 1995 Mr. Popky was Vice President and Controller and from October 1994 to January 1995 he was Assistant Vice President and Controller for the Company. Prior to joining the Company, Mr. Popky held various positions with Arthur Andersen LLP for 9 years.

         Mr. Terwilliger has been President of Haul Insurance Limited since its inception in December 1995 and President of Haul Risk Management Services since its inception in April 1997. From August 1994 to April 1997, Mr. Terwilliger was Vice President Risk Management of Allied Industries. From July 1992 to August 1994, Mr. Terwilliger was Director Risk Management of Allied Industries. Prior to joining the Company in 1992, Mr. Terwilliger spent 18 years with various companies in the insurance and risk management industry.

         Mr. Duffy joined the Company in June 1998 as Vice President, Corporate Affairs, General Counsel and Secretary. From May 1997 to June 1998, Mr. Duffy was a partner with the law firm of Troutman Sanders LLP. Prior to May 1997, Mr. Duffy was a partner with the law firm of Peterson Dillard Young Asselin & Powell LLP.

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

        As of March 3, 1999 there were approximately 2,500 holders of the Company's common stock. The Company has paid no cash dividends in the last two years.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data presented below for each of the five years in the period ended December 31, 1998 are derived from the Company's Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto.

                                                                                         Year ended December 31,
                                                                                (in thousands except per share amounts)
                                                                   1998           1997           1996           1995           1994
                                                                   ----           ----           ----           ----           ----
STATEMENT OF OPERATION DATA:
   Revenues                                                  $1,026,799       $581,530       $392,547       $381,464       $297,236
                                                             ----------       --------       --------       --------       --------
   Operating expenses:
      Salaries, wages and fringe benefits                       547,780        302,539        204,838        195,952        157,979
      Operating supplies and expenses                           169,498         96,206         62,880         62,179         51,532
      Purchased transportation                                  109,884         59,925         34,533         32,084          9,486
      Insurance and claims                                       40,339         22,737         16,849         16,022         12,043
      Operating taxes and licenses                               40,779         23,028         16,122         16,564         14,301
      Depreciation and amortization                              53,327         33,340         26,425         25,431         16,314
      Rent expense                                               10,072          5,720          4,975          5,354          3,214
      Communications and utilities                                9,341          4,530          3,111          3,434          1,855
      Other operating expenses                                    7,899          6,812          4,219          3,522          1,781
      Acquisition related realignment(1)                             --          8,914             --             --             --
                                                             ----------       --------       --------       --------       --------
      Total operating expenses                                  988,919        563,751        373,952        360,543        268,505
                                                             ----------       --------       --------       --------       --------
   Operating Income                                              37,880         17,779         18,595         20,291         28,731
   Interest expense                                             (26,146)       (14,095)       (10,720)       (11,260)        (5,462)
   Interest income                                                3,270            868            603            707            312
                                                             ----------       --------       --------       --------       --------
   Income before income taxes and Extraordinary item             15,004          4,552          8,478         10,368         23,581
   Income tax provision                                          (6,527)        (2,150)        (3,557)        (4,222)        (9,393)
                                                             ----------       --------       --------       --------       --------
   Income before extraordinary item                               8,477          2,402          4,921          6,146         14,188
   Extraordinary loss on early Extinguishment of debt                --             --           (935)           --          (2,627)
                                                             ----------       --------       --------       --------       --------
   Net income                                                $    8,477       $  2,402       $  3,986       $  6,146       $ 11,561
                                                             ==========       ========       ========       ========       ========
   Income before extraordinary item per share - basic        $     1.09       $   0.31       $   0.64       $   0.80       $   1.84
   Income before extraordinary item per share - diluted            1.08           0.31           0.64           0.80           1.84
   Net income per share - basic                                    1.09           0.31           0.52           0.80           1.50
   Net income per share - diluted                                  1.08           0.31           0.52           0.80           1.50
   Weighted average common shares outstanding - basic             7,747          7,728          7,725          7,725          7,725
   Weighted average common shares outstanding - diluted           7,846          7,810          7,725          7,725          7,725

BALANCE SHEET DATA:
   Current assets                                            $  195,759       $149,673       $ 49,202       $ 50,421         50,861
   Current liabilities                                          145,730        157,679         48,494         43,257         44,608
   Total assets                                                 621,627        558,939        211,083        214,696        218,806
   Long-term debt & capital lease obligations, less
        current portion                                         291,096        228,003         93,708        106,634        120,136
   Stockholders' equity                                          62,853         57,328         56,709         53,022         45,835



(1) Represents a non-cash charge the Company recorded during 1997 to write down Company Rigs and terminal facilities that were idled or closed as a result of the Ryder Automotive Group Acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of expense items to revenues for the periods indicated:


                                                            Year ended December 31,
                                                            -----------------------
                                                         1998        1997          1996
                                                         ----        ----          ----
Revenues                                                100.0%       100.0%        100.0%
                                                        -----        -----         -----
Operating Expenses:
   Salaries, wages and fringe benefits                   53.3         52.0          52.2
   Operating supplies and expenses                       16.5         16.5          16.0
   Purchased transportation                              10.7         10.3           8.8
   Rent expense                                           1.0          1.0           1.3
   Insurance and claims                                   3.9          3.9           4.3
   Operating taxes and licenses                           4.0          4.0           4.1
   Depreciation and amortization                          5.2          5.7           6.7
   Communications and utilities                           0.9          0.8           0.8
   Other operating expenses                               0.8          1.2           1.1
   Acquisition related realignment                        0.0          1.5           0.0
                                                          ---          ---           ---
Total operating expenses                                 96.3         96.9          95.3
                                                         ----         ----          ----
Operating income                                          3.7          3.1           4.7
                                                          ---          ---           ---
Other income (expense):
   Interest expense                                      (2.5)        (2.4)         (2.8)
   Interest income                                        0.3          0.1           0.2
                                                         ----         ----           ---
Total other income (expense)                             (2.2)        (2.3)         (2.6)
                                                          ----         ----          ----
Income before income taxes and extraordinary item         1.5          0.8           2.1
Income tax provision                                     (0.7)        (0.4)         (0.9)
                                                          ---          ---           ---
Income before extraordinary item                          0.8          0.4           1.2
Extraordinary loss on early extinguishment of debt        0.0          0.0          (0.2)
                                                          ---          ---           ---
Net Income                                                0.8%         0.4%          1.0%
                                                          ===          ===           ===

1998 Compared to 1997

         Revenues were $1.03 billion in 1998 compared to $581.5 million in 1997, an increase of $448.5 million, or 77%. The increase in revenues was primarily due to a 75% increase in the number of vehicles delivered by the Allied Automotive Group. The number of vehicles delivered by the Automotive Group increased 71% because of the Ryder Automotive Group Acquisition and the inclusion of the Ryder Automotive Group's results since September 30, 1997, the date of the acquisition. The remaining increase in vehicle deliveries was primarily due to increased new vehicle sales in the United States together with rail-car shortages which led to increased deliveries by the Automotive Group's U.S. operations. Net income in 1998 was $8.5 million compared with net income of $2.4 million in 1997. Basic earnings per share for 1998 were $1.09 while diluted earnings per share were $1.08, versus basic and diluted earnings per share of $0.31 in 1997. The 1998 results were impacted by an eight-week work stoppage at most General Motors manufacturing plants. The Company estimates that the work stoppages reduced earnings in 1998 by approximately $0.75 per share. In addition, the 1998 results include a $0.15 per share charge relating to a voluntary early retirement program instituted in the fourth quarter. The 1997 results include a charge of $0.67 per share to write down Rigs and terminal facilities idled or closed as a result of the Ryder Automotive Group Acquisition. Excluding these unusual items, the significant increase in earnings in 1998 was primarily due to contributions from the Ryder Automotive Group Acquisition.

         The operating ratio (operating expenses as a percentage of revenues) for 1998 was 96.3%, compared to 96.9% in 1997. However, excluding the effect of the General Motors work stoppages and voluntary early retirement program costs in 1998 and the acquisition related charge in 1997, the operating ratio improved from 95.4% in 1997 to 95.1% in 1998. The improvement in the operating ratio is due to the operating income contribution from the Ryder Automotive Group.

The following is a discussion of the changes in the Company's major expense categories:

         Salaries, wages and fringe benefits increased from 52.0% of revenues in 1997 to 53.3% in 1998. The increase was primarily due to annual salary and benefit increases together with additional labor costs due to inefficiencies caused by the lower volumes from the loss of General Motors business as a result of the work stoppages offset by continued productivity and efficiency improvements. Also, the Company expensed approximately $2 million during 1998 for a voluntary early retirement program and such costs are included in salaries, wages and fringe benefits.

         Operating supplies and expenses as a percentage of revenues remained unchanged in 1998 from 1997. Lower fuel prices were offset by inefficiencies caused by the lower volumes from the loss of General Motors business as a result of the work stoppages.

         Purchased transportation increased from 10.3% of revenues in 1997 to 10.7% in 1998 primarily due to an increase in the number of vehicles hauled by other carriers for the Allied Automotive Group as part of an exchange program to improve loaded miles.

         Depreciation and amortization as a percentage of revenues decreased from 5.7% in 1997 to 5.2% in 1998. The decrease was primarily the result of depreciation expense on the Rigs acquired as part of the Ryder Automotive Group Acquisition representing a lower percentage of revenues than the Company's due to the age and useful lives of the Rigs.

         Interest expense increased from $14.1 million, or 2.4% of revenues, in 1997, to $26.2 million, or 2.5% of revenues in 1998. The increase is primarily due to interest on additional borrowings used to finance the Ryder Automotive Group Acquisition.

         Interest income increased from $0.9 million, or 0.1% of revenues in 1997, to $3.3 million, or 0.3% of revenues in 1998. The increase is due to an increase in earnings from the Company's captive insurance subsidiary, Haul Insurance Limited, due to increases in the amount of investments held by the captive insurance company.

         The income tax provision as a percentage of revenues increased form 0.4% in 1997 to 0.7% in 1998, however, the effective tax rate decreased from 47.2% of pre-tax income in 1997 to 43.5% of pre-tax income in 1998. The decrease in the effective tax rate was due to lower pre-tax income in 1997 because of the acquisition related charge which made non-deductible expenses a greater percentage of pre-tax income.

1997 Compared to 1996

         Revenues were $581.5 million in 1997 compared to $392.6 million in 1996, an increase of $188.9 million, or 48%. The increase in revenues was due to a 41% increase in the number of vehicles delivered by the Allied Automotive Group together with an increase in the revenue generated per vehicle delivered due to an increase in the percentage of longer-haul dealer deliveries. The number of vehicles delivered by the Automotive Group increased 38% because of the acquisition of the Ryder Automotive Group and the inclusion of their results since September 30, 1997, the date of the acquisition. The remaining increase in vehicle deliveries was primarily due to increased new vehicle production and sales in Canada which led to increased deliveries by the Automotive Group's Canadian operations. Net income in 1997 was $2.4 million, or $0.31 per share, compared with net income of $4.0 million, or $0.52 per share in 1996. The 1997 results include a one time charge of $0.67 per share related to the acquisition of the Ryder Automotive Group. The 1996 results include an extraordinary loss on the early extinguishment of debt of $0.12 per share. Excluding the acquisition related charge in 1997 and the extraordinary loss in 1996, the significant increase in earnings was primarily due to contributions from the acquisition of the Ryder Automotive Group together with increased earnings from the Allied Automotive Group's Canadian operations due to increased vehicle deliveries. In addition, net income in 1996 was impacted by strikes at a number of General Motors manufacturing plants.

         The operating ratio (operating expenses as a percentage of revenues) for 1997 was 96.9%, compared to 95.3% in 1996. The operating ratio increased 1.6 percentage points, but 1.5 of the percentage point increase was due to a non-cash charge the company recorded during the third quarter of 1997 to write-down Company Rigs and terminal facilities that will be idled or closed as a result of the acquisition of the Ryder Automotive Group. Excluding this one time charge, the operating ratio for 1997 was virtually unchanged from the prior year.

         The following is a discussion of the changes in the Company's major expense categories:

         Salaries, wages and fringe benefits decreased from 52.2% of revenues in 1996 to 52.0% in 1997. This change is primarily due to annual salary and benefit increases of approximately 3%, which were more than offset by productivity and efficiency improvements implemented during 1997 by the Allied Automotive Group together with increases in purchased transportation.

         Operating supplies and expenses as a percentage of revenues increased from 16.0% in 1996 to 16.5% in 1997. The increase is mainly the result of the acquisition of the Ryder Automotive Group as its operating costs as a percentage of revenues were higher than the Company's.

         Purchased transportation increased from 8.8% of revenues in 1996 to 10.3% of revenues in 1997 primarily due to an increase in the number of vehicles hauled by other carriers for the Allied Automotive Group as part of an exchange program to improve loaded miles.

         Insurance and claims expense as a percentage of revenues decreased from 4.3% in 1996 to 3.9% in 1997 mainly due to lower cargo claims costs resulting from quality programs instituted during 1997.

         Operating taxes and licenses decreased from 4.1% of revenues in 1996 to 4.0% in 1997. This decrease is due to efforts made by the Company to reduce its licensing costs per Rig together with an overall decrease in the number of Rigs operated by the Allied Automotive Group after the acquisition of the Ryder Automotive Group.

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

         Interest expense as a percentage of revenues decreased from 2.8% in 1996 to 2.4% in 1997, however interest expense increased from $10.7 million in 1996 to $14.1 million in 1997. The increase was primarily the result of interest on additional borrowings used to finance the acquisitions in 1997 of Kar-Tainer and the Ryder Automotive Group.

         The effective tax rate increased from 42.0% of pre-tax income in 1996 to 47.2% in 1997. The increase was due to higher non-deductible expenses resulting from the acquisition of the Ryder Automotive Group together with lower pre-tax income which made the non-deductible expenses a greater percentage of pre-tax income.

Liquidity and Capital Resources

         The Company's sources of liquidity are funds provided by operations and borrowings under its revolving credit facility with a syndicate of banks. The Company's liquidity needs are for the acquisition and maintenance of Rigs and terminal facilities, the payment of operating expenses and the payment of interest on and repayment of long-term debt.

         Net cash provided by operating activities totaled $47.9 million in 1997 versus $25.6 million for 1998. The decrease in cash provided by operating activities was primarily due to the change in payment terms for one of the Company's customers which caused an increase in accounts receivable together with a reduction in accrued liabilities because of the payment of certain liabilities resulting from the Ryder Automotive Group Acquisition.

         These decreases in operating cash flows were offset by an increase in depreciation and amortization expense resulting from the inclusion of the Ryder Automotive Group's operating results since the consummation of the Ryder Automotive Group Acquisition.

         Net cash used in investing activities totaled $163.3 million for 1997 versus $79.3 million for 1998. The decrease was primarily due to the purchase of the Ryder Automotive Group in September 1997 for $114.5 million offset by an increase in capital expenditures, from $27.2 million in 1997 to $61.9 million in 1998. This increase was due to an increase in the number of new tractors and trailers purchased by the Company together with an increase in modifications to existing tractors and trailers because of the increase in the fleet size as a result of the Ryder Automotive Group Acquisition. In addition, the Company invested $11.9 million to form Axis do Brasil in February 1998.

         Net cash provided by financing activities totaled $123.9 million in 1997 versus $65.5 million in 1998. The decrease was primarily due to the financing of the Ryder Automotive Group Acquisition in 1997 which was offset with additional borrowings from the Company's revolving credit facility in 1998 due to the losses associated with the General Motors work stoppages, the change in payment terms for a customer and the investment in Brazil.

         In connection with the acquisition of the Ryder Automotive Group, the Company refinanced its revolving credit facility with a syndicate of banks. The new revolving credit facility allows the Company to borrow, under a revolving line of credit, and issue letters of credit, up to the lesser of $230 million or a borrowing base amount that is determined based on a defined percentage of the Company's accounts receivable and equipment. The credit facility matures in September 2002 and the interest rate is, at the Company's option, either (i) the bank's base rate, as defined, or (ii) the bank's Eurodollar rate, as defined, as determined at the date of each borrowing, plus an applicable margin. The Company has the right to repay the outstanding debt under the credit facility, in whole or in part, without penalty or premium, subject to a limitation that prepayment of Eurodollar rate loans will be subject to a breakage penalty if prepaid other than on the last day of the applicable interest period. The Company will be subject to mandatory prepayment with a defined percentage of net proceeds from certain asset sales, new debt offerings and new equity offerings. The credit facility gives the Company the ability to reduce the commitment amount and the Company periodically reviews its borrowing needs. The Company had $100.8 million outstanding under the revolving credit facility at December 31, 1998 bearing interest at a weighted average interest rate of 7.4%. In addition, the Company had approximately $4.5 million of letters of credit outstanding under its revolving credit facility at December 31, 1998.

         The credit facility, the $150 million of 8 5/8% Senior Notes due in 2007 and the $40 million of 12% Senior Subordinated Notes due in 2003, set forth a number of affirmative, negative, and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, make dividend or other distributions, or enter into any merger or other consolidation transaction. The financial covenants include the maintenance of a minimum consolidated tangible net worth, compliance with a leverage ratio and a coverage ratio and limitations on capital expenditures.

         The Company's obligations under the Senior Notes due in 2007 are guaranteed by substantially all of the subsidiaries of the Company (the "Guarantors"). Separate financial statements of the Guarantors are not provided herein as (i ) the Guarantors are jointly and severally liable for the Company's obligations under the Notes, (ii) the subsidiaries which are not Guarantors are inconsequential to the consolidated operations of the Company and its subsidiaries, and (iii) the net assets and earnings of the Guarantors are substantially equivalent to the net assets and earnings of the consolidated entity as reflected in the Company's consolidated financial statements. There are no restrictions on the ability of the Guarantors to make distributions to the Company.

Disclosures About Market Risks

         The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in short-term investment prices, interest rates, fuel prices, and foreign currency exchange rates.

         SHORT-TERM INVESTMENTS - The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at December 31, 1998, which are recorded at fair value of $23.3 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $2.3 million.

         INTEREST RATES - The Company primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. The majority of the Company's long-term debt obligations bear a fixed rate of interest. A one percentage point increase in interest rates affecting the Company's floating rate long-term debt would reduce pre-tax income by $1.0 million over the next fiscal year. A one percentage point change in interest rates would not have a material effect on the fair value of the Company's fixed rate long-term debt.

         FUEL PRICES - The Company is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, changes in global demand, and global production. To reduce price risk caused by market fluctuations, the Company generally follows a policy of hedging a portion of its anticipated diesel fuel consumption. The instruments used are principally readily marketable exchange traded futures contracts which are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of diesel fuel. Gains and losses resulting from fuel hedging transactions are recognized when the underlying fuel being hedged is used. A 10% increase in diesel fuel prices would reduce pre-tax income by $3.9 million over the next fiscal year.

         FOREIGN CURRENCY EXCHANGE RATES - Although the majority of the Company's operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investments in foreign subsidiaries translated into dollars using year-end exchange rates at December 31, 1998, is $77.1 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $7.7 million. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

Year 2000

         Year 2000 ("Y2K") issues are being addressed by the Company. The Company, like most other major companies, is currently addressing a universal problem commonly referred to as "Year 2000 Compliance," which relates to the ability of computer programs and systems to properly recognize and process date sensitive information before and after January 1, 2000. The following discussion is based on information currently available to the Company.

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

         The Company has approached the Year 2000 project in phases. Phase I of the project involved identification of all software used by the Company, identification of all significant vendors, and establishment of a senior management committee to oversee the project. Phase I was completed in the third calendar quarter of 1998. Phase II of the project involves (a) evaluation of each significant vendor and evaluation of major customers through letters and questionnaires (b) communication with customers concerning any products currently or recently sold by the Company that have Year 2000 issues, and (c) evaluating the Company's most reasonably likely worst case Year 2000 scenarios and contingency planning related thereto. Phase II is in process and many of the tasks described in subparagraphs (b) and (c) above have been completed; Phase II is expected to be completed in the first calendar quarter of 1999. Phase III involves testing of the Company's IT systems and Non-IT systems to confirm Year 2000 compliance and/or discover any overlooked Year 2000 problems. Phase III has commenced and should be completed in the third calendar quarter of 1999. Last, Phase IV involves implementation of the Company's contingency plans. Such plans are expected to be implemented in the third calendar quarter of 1999.

         The Company has material relationships with third parties whose failure to be Year 2000 compliant could have materially adverse impacts on the Company's business, operations or financial condition in the future. Third parties that are considered to be in this category for Y2K purposes include critically important customers, suppliers, vendors and public entities such as government regulatory agencies, utilities, financial entities and others.

         The Company derives most of its net operating revenues from the transportation of new and used automobiles and light trucks for all major domestic and foreign automotive manufacturers. The Company has made Y2K awareness information available to all customers and has asked each customer to advise the Company of their plans for reaching Y2K readiness. The Company has also contacted the customers to inquire about actions being taken with respect to third parties. Further action may be taken by the Company as it deems appropriate in particular cases.

         The Company classifies as critical those suppliers of products or services that, if interrupted, would materially disrupt the Company's ability to conduct operations. The Company expect reviews of these products and service providers to be completed by the second quarter of 1999.

         In the first calendar quarter of 1999, the Company began the planning and implementation of a Y2K program involving interaction with and assessment of public entities such as government regulatory agencies, utilities, financial entities and others.

         The Company is preparing contingency plans relating specifically to identified Y2K risks, and cost estimates relating to these plans are being developed. The Company began training designated employees in Y2K contingency planning matters during the first calendar quarter of 1999, and anticipates completion of the Y2K contingency plans during the third calendar quarter of 1999. Contingency plans may include establishing alternative means of communicating with employees at terminal locations and with customers, and other appropriate measures. Once developed, Y2K contingency plans and related cost estimates will be continually refined as additional information becomes available.

         While the Company currently believes that it will be able to modify or replace its affected systems in time to minimize any significant detrimental effects on its operations, failure to do so, or the failure of customers or other third parties to modify or replace their affected systems, could have materially adverse impacts on the Company's business, operations or financial condition in the future. There can be no guarantee that such impacts will not occur. In particular, because of the interdependent nature of business systems, the Company could be materially adversely affected if private businesses, utilities and governmental entities with which it does business or that provide essential products or services are not Year 2000 compliant. Reasonably likely consequences of failure by the Company or third parties to resolve the Y2K problem include, among other things, temporary slowdowns or cessation's of delivery operations at one or more Company terminals, or delays in the delivery of vehicles. However, the Company believes that its Y2K readiness program, including related contingency planning, should significantly reduce the possibility of significant interruptions of normal operations.

         As of February 20, 1999, the Company's total incremental costs (historical plus estimated future costs) of addressing Y2K issues are estimated to be in the range of $3.5 million, of which approximately $1.5 million has been incurred. The Company believes that approximately 30% of the costs expected to be incurred in 1999 will be internal costs, including compensation and benefits of employees assigned primarily to Y2K procedures. Internal costs addressing Y2K issues during 1998 were not material. These costs are being funded through operating cash flow. These amounts do not include: (i) any costs associated with the implementation of contingency plans, which are in the process of being developed, or (ii) costs associated with replacements of computerized systems or equipment in cases where replacement was not accelerated due to Y2K issues.

         Implementation of the Company's Y2K plan is an ongoing process. Consequently, the above described estimates of costs and completion dates for the various components of the plan are subject to change.

         The preceding discussion on Y2K contains various forward-looking statements which represent the Company's beliefs or expectations regarding future events. When used in the Y2K discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the remediation and testing phases of its Y2K procedures as well as its Y2K contingency plans; its estimated cost of achieving Y2K readiness; and the Company's belief that its internal systems and equipment will be Year 2000 ready in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Y2K problems.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  (1)      Financial Statements:


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                       Page
                                                                                                       ----
         Report of Independent Public Accountants......................................................F-1
         Consolidated Balance Sheets at December 31, 1998 and 1997.....................................F-2
         Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996....F-3
         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
            December 31, 1998, 1997 and 1996...........................................................F-4
         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996....F-5
         Notes to Consolidated Financial Statements....................................................F-6

                  (2)      Financial Statement Schedules:


                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                       Page
         Report of Independent Public Accountants......................................................S-1

         Schedule II - Valuation and Qualifying Accounts for the Years Ended
           December 31, 1998, 1997 and 1996  ..........................................................S-2

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (b)      Reports on Form 8-K;

         (c)      Exhibits;

         Exhibit Index filed as part of this report

EXHIBIT DESCRIPTION

(1)        3.1      Amended and Restated Articles of Incorporation of the Company.

(1)        3.2      Amended and Restated Bylaws of the Company.

(1)        4.1      Specimen Common Stock Certificate.

(5)        4.2      Indenture dated September 30, 1997 by and among the Company, the Guarantors and The First National Bank of Chicago, as
                    Trustee.

(5)        4.3      $230 million Revolving Credit Agreement among Allied Holdings,
                    Inc. and BankBoston, N.A., individually and as Administrative
                    Agent, et al., dated September 30, 1997.

(3)       10.1      Form of the Company's Employment Agreement with executive
                    officers.

(1)       10.2      The Company's Long Term Incentive Plan dated July 1993.

(2)       10.3      The Company's 401(k) Retirement Plan and Defined Benefit
                    Pension Plan and Trust.

(3)       10.4      Form of 12% Senior Subordinated Notes due February 1, 2003.

(4)       10.5      Agreement between the Company and Ford Motor Company, as
                    amended.

(4)       10.6      Agreement between the Company and Chrysler Corporation, as amended.

(7)       10.7      Agreement between the Company and General Motors
                    Corporation.

(6)       10.8      Acquisition  Agreement among Allied Holdings,  Inc., AH
                    Acquisition Corp., Canadian Acquisition Corp., and Axis
                    International Incorporated and Ryder System, Inc. dated
                    August 20, 1997.

(8)       10.9      The Company's 1999 Employee Stock Purchase Plan.

          21.1      List of subsidiary corporations.

          23.1      Consent of Arthur Andersen LLP.

          24.1 Powers of Attorney (included within the signature pages of this Report).

          27.1      Financial Data Schedule (for SEC use only).

-------------

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

(7) Portions of the agreement are omitted pursuant to a confidential treatment request made to the commission on March 29, 1999.

(8) Incorporated by reference from Registration Statement (File Number 333-72053) as filed with the SEC on February 9, 1999.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ALLIED HOLDINGS, INC.

Date: March 26, 1999                  By: /s/ Robert J. Rutland
      ------------------                  -------------------------------------
                                      Robert J. Rutland, Chairman and Chief
                                      Executive Officer



Date: March 26, 1999                  By: /s/ A. Mitchell Poole, Jr.
      ------------------                  -------------------------------------
                                      A. Mitchell Poole, Jr., President, Chief
                                      Operating Officer and Assistant
                                      Secretary



Date: March 26, 1999                  By: /s/ Daniel H. Popky
      ------------------                  -------------------------------------
                                      Daniel H. Popky, Senior Vice President
                                      and Chief Financial Officer (Principal
                                      Financial and Accounting Officer)

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


        Signature                                              Title                                      Date
        ---------                                              -----                                      ----
/s/ Robert J. Rutland                                Chairman of the Board of Directors and          March 26, 1999
---------------------------------------------        Chief Executive Officer                         --------------
Robert J. Rutland

/s/ Guy W. Rutland, III                              Chairman Emeritus and Director                  March 26, 1999
---------------------------------------------                                                        --------------
Guy W. Rutland, III

/s/ A. Mitchell Poole, Jr.                           President, Chief Operating Officer and          March 26, 1999
---------------------------------------------        Director                                        --------------
A. Mitchell Poole, Jr.

/s/ Bernard O. De Wulf                               Vice Chairman, Executive Vice                   March 26, 1999
---------------------------------------------        President, and Director                         --------------
Bernard O. De Wulf

/s/ Berner F. Wilson, Jr.                            Vice Chairman and Director                      March 26, 1999
---------------------------------------------                                                        --------------
Berner F. Wilson, Jr.

/s/ Guy W. Rutland, IV                               Vice President and Director                     March 26, 1999
---------------------------------------------                                                        --------------
Guy W. Rutland, IV

/s/ Joseph W. Collier                                Director, President - Allied Automotive         March 26, 1999
---------------------------------------------        Group                                           --------------
Joseph W. Collier

/s/ Randall E. West                                  Director, President - Axis Group                March 26, 1999
---------------------------------------------                                                        --------------
Randall E. West

/s/ David G. Bannister                               Director                                        March 26, 1999
---------------------------------------------                                                        --------------
David G. Bannister

/s/ Robert R. Woodson                                Director                                        March 26, 1999
---------------------------------------------                                                        --------------
Robert R. Woodson

/s/ William P. Benton                                Director                                        March 26, 1999
---------------------------------------------                                                        --------------
William P. Benton

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Allied Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of ALLIED HOLDINGS, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

/s/ ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 8, 1999

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                 (IN THOUSANDS)




                                     ASSETS

                                                                                 1998            1997
                                                                              ---------       ---------
CURRENT ASSETS:
   Cash and cash equivalents                                                  $  21,977       $  10,530
   Short-term investments                                                        23,323          19,540
   Receivables, net of allowance for doubtful accounts of
      $1,545 and $2,078 in 1998 and 1997, respectively                          103,968          74,881
   Inventories                                                                    6,788           5,391
   Deferred tax assets                                                           20,773          17,812
   Prepayments and other current assets                                          18,930          21,519
                                                                              ---------       ---------
            Total current assets                                                195,759         149,673
                                                                              ---------       ---------
PROPERTY AND EQUIPMENT, NET                                                     297,530         286,214
                                                                              ---------       ---------
OTHER ASSETS:
   Goodwill, net                                                                 94,577          99,310
   Notes receivable due from related parties                                          0             573
   Other                                                                         33,761          23,169
                                                                              ---------       ---------
            Total other assets                                                  128,338         123,052
                                                                              ---------       ---------
            Total assets                                                      $ 621,627       $ 558,939
                                                                              =========       =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                       $   2,746       $   2,980
   Trade accounts payable                                                        42,196          36,263
   Accrued liabilities                                                          100,788         118,436
                                                                              ---------       ---------
            Total current liabilities                                           145,730         157,679
                                                                              ---------       ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                         291,096         228,003
                                                                              ---------       ---------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                      11,165          11,355
                                                                              ---------       ---------
DEFERRED INCOME TAXES                                                            39,953          35,062
                                                                              ---------       ---------
OTHER LONG-TERM LIABILITIES                                                      70,830          69,512
                                                                              ---------       ---------
COMMITMENTS AND CONTINGENCIES (NOTES 5, 7, AND 8)

STOCKHOLDERS' EQUITY:
   Common stock, no par value; 20,000 shares authorized, 7,878 and 7,819
      shares outstanding at December 31, 1998 and 1997, respectively                  0               0
   Additional paid-in capital                                                    44,854          43,758
   Retained earnings                                                             25,354          16,877
   Accumulated other comprehensive income, net of tax                            (6,115)         (2,826)
   Unearned compensation                                                         (1,240)           (481)
                                                                              ---------       ---------
            Total stockholders' equity                                           62,853          57,328
                                                                              ---------       ---------
            Total liabilities and stockholders' equity                        $ 621,627       $ 558,939
                                                                              =========       =========



   The accompanying notes are an integral part of these consolidated balance sheets.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                   1998            1997            1996
                                                                ----------        --------        --------
REVENUES                                                        $1,026,799        $581,530        $392,547
                                                                ----------        --------        --------
OPERATING EXPENSES:
   Salaries, wages, and fringe benefits                            547,780         302,539         204,838
   Operating supplies and expenses                                 169,498          96,206          62,880
   Purchased transportation                                        109,884          59,925          34,533
   Insurance and claims                                             40,339          22,737          16,849
   Operating taxes and licenses                                     40,779          23,028          16,122
   Depreciation and amortization                                    53,327          33,340          26,425
   Rent expense                                                     10,072           5,720           4,975
   Communications and utilities                                      9,341           4,530           3,111
   Other operating expenses                                          7,899           6,812           4,219
   Acquisition related realignment                                       0           8,914               0
                                                                ----------        --------        --------
            Total operating expenses                               988,919         563,751         373,952
                                                                ----------        --------        --------
            Operating income                                        37,880          17,779          18,595
                                                                ----------        --------        --------
OTHER INCOME (EXPENSE):
   Interest expense                                                (26,146)        (14,095)        (10,720)
   Interest income                                                   3,270             868             603
                                                                ----------        --------        --------
                                                                   (22,876)        (13,227)        (10,117)
                                                                ----------        --------        --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                   15,004           4,552           8,478


INCOME TAX PROVISION                                                (6,527)         (2,150)         (3,557)
                                                                ----------        --------        --------
INCOME BEFORE EXTRAORDINARY ITEM                                     8,477           2,402           4,921

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT, NET OF
   INCOME TAX BENEFIT OF $573                                            0               0            (935)
                                                                ----------        --------        --------

NET INCOME                                                      $    8,477        $  2,402        $  3,986
                                                                ==========        ========        ========

PER COMMON SHARE:
   Basic:
      Income before extraordinary item                          $     1.09        $   0.31        $   0.64
      Extraordinary loss on early extinguishment of debt              0.00            0.00           (0.12)
                                                                ----------        --------        --------

            Net income per common share--basic                  $     1.09        $   0.31        $   0.52
                                                                ==========        ========        ========

   Diluted:
      Income before extraordinary item                          $     1.08        $   0.31        $   0.64
      Extraordinary loss on early extinguishment of debt              0.00            0.00           (0.12)
                                                                ----------        --------        --------

            Net income per common share--diluted                $     1.08        $   0.31        $   0.52
                                                                ==========        ========        ========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                             7,747           7,728           7,725
                                                                ==========        ========        ========

   Diluted                                                           7,846           7,810           7,725
                                                                ==========        ========        ========


 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                 (IN THOUSANDS)



                                                                                                 ACCUMULATED
                                                             COMMON STOCK   ADDITIONAL               OTHER
                                               COMPREHENSIVE -------------   PAID-IN   RETAINED  COMPREHENSIVE    UNEARNED
                                                   INCOME    SHARES AMOUNT   CAPITAL   EARNINGS      INCOME     COMPENSATION  TOTAL
                                                -----------  ------ ------   -------   --------  -------------  ------------  -----
BALANCE, DECEMBER 31, 1995                                   7,725    $0   $ 42,977    $10,489    $  (444)      $     0     $53,022

   Net income                                      $ 3,986       0     0          0      3,986          0             0       3,986
   Other comprehensive income--foreign
      currency translation adjustment, net of
      income taxes of $181                            (299)      0     0          0          0       (299)            0        (299)
                                                ----------

   Comprehensive income                            $ 3,687
                                                ==========
   Restricted stock                                             85     0        680          0          0          (680)          0
                                                             -----  ----   --------    -------   --------       -------     -------
BALANCE, DECEMBER 31, 1996                                   7,810     0     43,657     14,475       (743)         (680)     56,709

   Net income                                      $ 2,402       0     0          0      2,402          0             0       2,402
   Other comprehensive income--foreign
      currency translation adjustment, net of
      income taxes of $1,331                        (2,083)      0     0          0          0     (2,083)            0      (2,083)
                                                ----------
   Comprehensive income                            $   319
                                                ==========
   Nonqualified options exercised                               17     0        163          0          0             0         163
   Restricted stock, net                                        (8)    0        (62)         0          0           199         137
                                                             -----  ----   --------    -------   --------       -------     -------
BALANCE, DECEMBER 31, 1997                                   7,819     0     43,758     16,877     (2,826)         (481)     57,328

   Net income                                      $ 8,477       0     0          0      8,477          0             0       8,477
   Other comprehensive income--foreign
      currency translation adjustment, net of
      income taxes of $2,089                        (3,289)      0     0          0          0     (3,289)            0      (3,289)
                                                ----------
   Comprehensive income                            $ 5,188
                                                ==========
   Issuance of stock                                             1     0         22          0          0             0          22
   Nonqualified options exercised                                3     0         24          0          0             0          24
   Restricted stock, net                                        55     0      1,050          0          0          (759)        291
BALANCE, DECEMBER 31, 1998                                   7,878    $0   $ 44,854    $25,354    $(6,115)      $(1,240)    $62,853
                                                             =====  ====   ========    =======   ========       =======     =======


 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                 (IN THOUSANDS)

                                                                        1998            1997            1996
                                                                      --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $  8,477        $  2,402        $  3,986
                                                                      --------        --------        --------
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                  53,327          33,340          26,425
         (Gain) loss on sale of property and equipment                     (32)            141             (13)
         Acquisition related realignment                                     0           8,914               0
         Extraordinary loss on early extinguishment of debt, net             0               0             935
         Equity in loss of joint venture                                   470               0               0
         Compensation expense related to restricted stock grants           291              75               0
         Deferred income taxes                                           1,852           2,990           1,921
         Change in operating assets and liabilities, excluding
            effect of businesses acquired:
               Receivables, net                                        (30,321)         (4,314)             (9)
               Inventories                                              (1,505)            382              82
               Prepayments and other current assets                      2,384           1,216             452
               Trade accounts payable                                    6,366           2,296           4,565
               Accrued liabilities                                     (15,751)            474           1,277
                                                                      --------        --------        --------
                 Total adjustments                                      17,081          45,514          35,635
                                                                      --------        --------        --------
                 Net cash provided by operating activities              25,558          47,916          39,621
                                                                      --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                 (61,868)        (27,243)        (25,972)
   Proceeds from sale of property and equipment                            606             953           3,447
   Purchase of businesses, net of cash acquired                           (942)       (123,492)              0
   Investment in joint venture                                         (11,920)              0               0
   Increase in short-term investments                                   (3,783)        (11,020)         (8,520)
   Increase in the cash surrender value of life insurance               (1,373)         (2,451)         (1,981)
                                                                      --------        --------        --------
                 Net cash used in investing activities                 (79,280)       (163,253)        (33,026)
                                                                      --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (repayments) of long-term debt, net                         62,859         133,052         (15,034)
   Proceeds from exercise of stock options                                  24             163               0
   Other, net                                                            2,613          (9,277)           (655)
                                                                      --------        --------        --------
                 Net cash provided by (used in) financing
                    activities                                          65,496         123,938         (15,689)
                                                                      --------        --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS              (327)            (44)            (80)
                                                                      --------        --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    11,447           8,557          (9,174)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          10,530           1,973          11,147
                                                                      --------        --------        --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ 21,977        $ 10,530        $  1,973
                                                                      ========        ========        ========


 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997, AND 1996



1.       ORGANIZATION AND OPERATIONS

         Allied Holdings, Inc. (the "Company"), a Georgia corporation, is a holding company which operates through its wholly owned subsidiaries. The principal operating divisions of the Company are Allied Automotive Group, Inc. ("Allied Automotive Group") and Axis Group, Inc. ("Axis Group"). Allied Automotive Group, through its subsidiaries, is engaged in the business of transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group, through its subsidiaries, provides distribution and logistics services for the automotive industry.

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

         In conjunction with the acquisition, the Company issued $150,000,000 of 8 5/8% senior notes (the "Senior Notes") in order to finance the acquisition, pay related fees and expenses, and reduce borrowings (Note
         6). Upon completion of the acquisition, the Company recorded a pretax charge of approximately $8.9 million (the "Acquisition Charge") to write down Company rigs and terminal facilities that will be idled or closed as a result of the acquisition. During 1998 and 1997, the Company paid approximately $562,000 and $282,000 against the Acquisition Charge, respectively, related to employee severance and in 1997 charged approximately $7,412,000 to the Acquisition Charge to write-down rigs and terminal facilities that were idled or closed as a result of the acquisition.

         The following unaudited pro forma results of operations for the years ended December 31, 1997 and 1996 assume that the acquisition of Ryder Automotive Carrier Group and the Senior Notes offering had occurred on January 1, 1996. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on January 1, 1996, nor are they intended to be a projection of future results from combined operations (in thousands, except per share data).


                                                             1997           1996
                                                          ----------      --------
         Revenues                                         $1,044,875      $960,661
         Operating income                                     43,904        31,748
         Income before extraordinary item                     15,515         5,674
         Net income                                           15,515         4,739
         Income per share before extraordinary item:
             Basic                                        $     2.01      $   0.73
             Diluted                                      $     1.99      $   0.73
         Net income per share:
             Basic                                        $     2.01      $   0.61
             Diluted                                      $     1.99      $   0.61
         Weighted average common shares outstanding            7,728         7,725


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

         FOREIGN CURRENCY TRANSLATION

         The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as accumulated other comprehensive income in the accompanying consolidated statements of changes in stockholders' equity, net of related income taxes.

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

         PREPAYMENTS AND OTHER CURRENT ASSETS

         Prepayments and other current assets consist of the following at December 31, 1998 and 1997 (in thousands):

                                               1998         1997
                                             -------      -------
         Tires on tractors and trailers      $13,378      $13,582
         Prepaid insurance                     1,355        3,228
         Other                                 4,197        4,709
                                             $18,930      $21,519

         TIRES ON TRACTORS AND TRAILERS

         Tires on tractors and trailers are capitalized and amortized to operating supplies and expenses on a cents per mile basis.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed currently. Depreciation is provided using the straight-line method for financial reporting and accelerated methods for income tax purposes. The detail of property and equipment at December 31, 1998 and 1997 is as follows (in thousands):

                                                               1998          1997        USEFUL LIVES
                                                             --------      --------      -------------
         Tractors and trailers                               $367,380      $320,282      4 to 10 years
         Buildings and facilities (including leasehold
             improvements)
                                                               46,322        41,250      4 to 25 years
         Land                                                  17,772        17,888
         Furniture, fixtures, and equipment
                                                               23,677        15,418      3 to 10 years
         Service cars and equipment                             2,309         1,670      3 to 10 years
                                                             --------      --------
                                                              457,460       396,508
         Less accumulated depreciation and amortization       159,930       110,294
                                                             --------      --------
                                                             $297,530      $286,214
                                                             ========      ========

         SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                           1998            1997          1996
                                                                          -------       ---------       ------
         Cash paid during the year for interest                           $24,540       $   9,189       $8,514

         Cash paid during the year for income taxes, net of refunds           378             278         (280)

         Liabilities assumed in connection with businesses acquired*            0        (170,745)           0

        *Includes trade accounts payable, accrued liabilities, postretirement benefits other than pensions, deferred income taxes, and other long-term liabilities.

         GOODWILL

         The acquisition of Ryder Automotive Carrier Group resulted in goodwill of approximately $68,079,000. Goodwill related to the acquisition is being amortized on a straight-line basis over 40 years. Other goodwill is being amortized on a straight-line basis over 20 to 30 years. Amortization (included in depreciation and amortization expense) for the years ended December 31, 1998, 1997, and 1996 amounted to approximately $3,235,000, $2,086,000, and $1,541,000, respectively.
         Accumulated amortization was approximately $7,164,000 and $7,709,000 at December 31, 1998 and 1997, respectively. The Company periodically evaluates the realizability of goodwill based on expectations of nondiscounted cash flows and operating income for each subsidiary having a material goodwill balance. In the opinion of management, no impairment of goodwill exists at December 31, 1998.

         CASH SURRENDER VALUE OF LIFE INSURANCE

         The Company maintains life insurance policies for certain employees of the Company. Under the terms of the policies, the Company will receive, upon the death of the insured, the lesser of aggregate premiums paid or the face amount of the policy. Any excess proceeds over premiums paid are remitted to the employee's beneficiary. The Company records the increase in cash surrender value each year as a reduction of premium expense. The Company has recorded approximately $7,950,000 and $6,577,000 of cash surrender value as of December 31, 1998 and 1997, respectively, included in other assets on the accompanying balance sheets.

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

         The financial instruments are generally executed with major financial institutions which expose the Company to acceptable levels of market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is subject to continuing review and full performance is anticipated.

         The asset and (liability) amounts recorded in the balance sheet and the estimated fair values of financial instruments at December 31, 1998 consisted of the following (in thousands):

                                                                         CARRYING           FAIR
                                                                          AMOUNT            VALUE
                                                                         ---------        ---------
         Cash and cash equivalents                                       $  21,977        $  21,977
         Short-term investments                                             23,323           23,323
         Long-term debt                                                   (291,096)        (291,096)
         Fuel hedging contracts                                                  0           (1,572)

      ACCRUED LIABILITIES

      Accrued liabilities consist of the following at December 31, 1998 and 1997 (in thousands):

                                              1998          1997
                                            --------      --------
         Wages and benefits                 $ 46,615      $ 44,676
         Claims and insurance reserves        23,158        28,476
         Other                                31,015        45,284
                                            --------      --------
                                            $100,788      $118,436
                                            ========      ========

         The long-term portion of claims and insurance reserves is included in the balance sheet as other long-term liabilities and amounts to approximately $69,475,000 and $66,795,000 at December 31, 1998 and 1997, respectively.

         CLAIMS AND INSURANCE RESERVES

         In the United States, the Company retains liability up to $650,000 for each workers' compensation claim and $500,000 for each claim for automobile and general liability, including personal injury and property damage claims. In addition to the $500,000 per occurrence deductible for automobile liability, there is a $1,500,000 aggregate deductible for those claims which exceed the $500,000 per occurrence deductible, subject to a $1,000,000 per claim limit. In addition, the Company retains liability up to $250,000 for each cargo damage claim. In Canada, the Company retains liability up to CDN $100,000 for each claim for personal injury, property damage, and cargo damage.

         The reserves for self-insured workers' compensation, automobile, and general liability losses are based on actuarial estimates that are discounted at 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. The undiscounted amount of the reserves for claims and insurance at December 31, 1998 and 1997 was approximately $97,114,000 and $97,697,000, respectively. The claims and insurance reserves are adjusted periodically as such claims mature, to reflect changes in actuarial estimates based on actual experience.

         The estimated costs of all known and potential losses are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims.

         COMPREHENSIVE INCOME

         In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustment, net of income taxes, in the accompanying consolidated statements of changes in stockholders' equity. Prior years have been restated to conform to the statement requirements.

         INCOME TAXES

         The Company follows the practice of providing for income taxes based on SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns (Note 4).

         EQUITY INVESTMENT

         In February 1998, Axis Group completed the formation of a joint venture in Brazil. Axis Group initially invested $10,089,000 in the venture. The Company is accounting for the investment under the equity method of accounting with its share of the venture's earnings or loss included in other operating expenses in the consolidated statements of operations. The related equity investment is included in other assets in the accompanying consolidated balance sheet. The Company's equity in the joint venture's earnings/loss was not material in 1998.

         EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement requires presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the years presented. Diluted earnings per share reflect the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted earnings per share are not materially different for the years presented. A reconciliation of the number of weighted average shares used in calculating basic and diluted earnings per share is as follows (in thousands):

                                                                                      1998       1997       1996
                                                                                      -----      -----      -----
         Weighted average number of common shares outstanding-basic earnings per
             share                                                                    7,747      7,728      7,725
         Effect of potentially dilutive shares outstanding                               99         82          0
                                                                                      -----      -----      -----
         Weighted average number of common shares outstanding-diluted earnings
             per share                                                                7,846      7,810      7,725
                                                                                      =====      =====      =====

         NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal quarters beginning after June 15, 1999. The Company has not yet quantified the impact of adopting SFAS No. 133 on the consolidated financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, this

         Statement could increase volatility in earnings and other comprehensive income.

         RECLASSIFICATION

         Certain amounts in the December 31, 1997 and 1996 financial statements have been reclassified to conform to the current year presentation.


4.       INCOME TAXES

         For all periods presented, the accompanying financial statements reflect provisions for income taxes computed in accordance with the requirements of SFAS No. 109.

         The following summarizes the components of the income tax provision (in thousands):

                                                  1998          1997          1996
                                                -------       -------       -------
         Current:
             Federal                            $   (38)      $  (874)      $   369
             State                                  795           110           269
             Foreign                              1,316           340           932

         Deferred:
             Federal                              3,319         3,148         4,365
             State                                  215           415           646
             Foreign                                920          (989)       (3,024)
                                                -------       -------       -------

                Total income tax provision      $ 6,527       $ 2,150       $ 3,557
                                                =======       =======       =======

         The provision for income taxes differs from the amounts computed by applying federal statutory rates due to the following (in thousands):

                                                                           1998          1997          1996
                                                                          -------       -------       -------
         Provision computed at the federal statutory rate                 $ 5,101       $ 1,548       $ 2,883
         State income taxes, net of federal income tax benefit                667           346           604
         Insurance premiums, net of recovery                                    0           258          (115)
         Amortization of goodwill                                             405           274           146
         Earnings in jurisdictions taxed at rates different from the
             statutory U.S. federal rate                                     (121)         (166)         (494)
         Other, net                                                           475          (110)          533
                                                                          -------       -------       -------
                       Total income tax provision                         $ 6,527       $ 2,150       $ 3,557
                                                                          =======       =======       =======

         The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 1998 and 1997 is as follows (in thousands):

                                                               1998           1997
                                                             --------       --------
         Deferred tax assets:
             Claims and insurance expense                    $ 23,316       $ 28,510
             Accrued compensation expense                       6,290          6,016
             Postretirement benefits                            4,567          4,581
             Other liabilities not currently deductible         3,934         11,687
             Tax carryforwards                                  9,625         10,736
             Other, net                                         7,136          5,379
                                                             --------       --------
                       Total deferred tax assets               54,868         66,909
                                                             --------       --------
         Deferred tax liabilities:
            Prepaids currently deductible                      (2,469)        (5,707)
            Depreciation and amortization                     (67,143)       (68,328)
            Postemployment benefits                              (299)        (5,665)
            Other, net                                         (4,137)        (4,459)
                                                             --------       --------
                       Total deferred tax liabilities         (74,048)       (84,159)
                                                             --------       --------
         Net deferred tax liabilities                        $(19,180)      $(17,250)
                                                             ========       ========

         The Company has certain tax carryforwards available to offset future income taxes consisting of net operating losses that expire from 2004 to 2019, foreign tax credits that expire from 2001 to 2004, charitable contributions that expire from 2002 to 2003, and alternative minimum tax credits that have no expiration dates.

         Management believes that a valuation allowance is not considered necessary based on the Company's earnings history, the projections for future taxable income, and other relevant considerations over the periods during which the deferred tax assets are deductible.

         The 1996 consolidated federal income tax return of the Company is presently under examination by the Internal Revenue Service. The ultimate result of the examination cannot be predicted at this time. In the opinion of management, any additional tax liability resulting from the examination would not have a material adverse impact on the consolidated financial position or operating results of the Company.


5.       LEASE COMMITMENTS

         RELATED PARTIES

         The Company leased office space through December 1997 from a related party under a lease which was to expire in 2003. On December 31, 1997, this space was sold to an unrelated party, and a new and revised agreement was signed effective January 1, 1998 which extends the lease term through 2007. Rental expenses under these noncancelable leases amounted to approximately $1,456,000 in 1997 and $1,030,000 in 1996. In the opinion of management, the terms of these leases were as favorable as those which could be obtained from unrelated lessors.

         UNRELATED PARTIES

         The Company leases equipment, office space, and certain terminal facilities from unrelated parties under noncancelable operating lease agreements which expire in various years through 2007. Rental expenses under these leases amounted to approximately $6,540,000, $4,277,000, and $3,245,000 in 1998, 1997, and 1996, respectively.

      The Company also leases certain terminal facilities from unrelated parties under cancelable leases (i.e., month-to-month terms). The total rental expenses under these leases were approximately $5,187,000, $2,198,000, and $2,142,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

      Subsequent to December 31, 1998, the Company entered into a sublease agreement with a third party for a leased building obtained in connection with the Ryder Automotive Carrier acquisition. The Company's commitment under the lease expires in 2006. The lease agreement with the third party expires in 2004.

      Future minimum rental commitments and related sublease income under all noncancelable operating lease agreements, excluding lease agreements that expire within one year, are as follows as of December 31, 1998 (in thousands):

                                                                                          SUBLEASE
                                                                     COMMITMENTS           INCOME
                                                                     -----------           ------
                       1999                                            $ 6,496            $  575
                       2000                                              5,489               858
                       2001                                              4,791               881
                       2002                                              4,987               904
                       2003                                              4,601               927
                       Thereafter                                       11,625               341
                                                                       -------            ------
                                     Total                             $37,989            $4,486
                                                                       =======            ======


6.       LONG-TERM DEBT

         Long-term debt consisted of the following at December 31, 1998 and 1997 (in thousands):

                                                           1998            1997
                                                        ---------       ---------
         Revolving credit facility                      $ 100,837       $  35,000
         Senior notes                                     150,000         150,000
         Senior subordinated notes                         40,000          40,000
         Other                                              3,005           5,983
                                                        ---------       ---------
                                                          293,842         230,983
         Less current maturities of long-term debt         (2,746)         (2,980)
                                                        ---------       ---------
                                                        $ 291,096       $ 228,003
                                                        =========       =========

         In September 1997, the Company issued $150,000,000 of Senior Notes through a private placement. Subsequently, the Senior Notes were registered with the Securities and Exchange Commission. The Senior Notes mature October 1, 2007 and bear interest at 8 5/8% annually. Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year.

         Borrowings under the Senior Notes are general unsecured obligations of the Company. The Company's obligations under the Senior Notes are guaranteed by substantially all of the subsidiaries of the Company (the "Guarantors"). Separate financial statements of the Guarantors are not provided herein as (i) the Guarantors are jointly and severally liable for the Company's obligations under the Senior Notes, (ii) the subsidiaries which are not Guarantors are inconsequential to the consolidated operations of the Company and its subsidiaries, and (iii) the net assets and earnings of the Guarantors are substantially equivalent to the net assets and earnings of the consolidated entity, as reflected in these consolidated financial statements. There are no restrictions on the ability of Guarantors to make distributions to the Company.

         The Senior Notes set forth a number of negative covenants binding on the Company. The covenants limit the Company's ability to, among other things, purchase or redeem stock, make dividend or other distributions, make investments, and incur or repay debt (with the exception of payment of interest or principal at stated maturity).

         Concurrent with the issuance of the Senior Notes, the Company closed on a revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility allows the Company to borrow under a revolving line of credit and to issue letters of credit up to the lesser of $230,000,000 or a borrowing base amount, as defined in the Revolving Credit Facility. Annual commitment fees are due on the undrawn portion of the commitment. Amounts outstanding under the Revolving Credit Facility mature in 2002. The interest rate for the Revolving Credit Facility is, at the Company's option, either (i) the bank's base rate, as defined, or (ii) the bank's Eurodollar rate, as defined, as determined at the date of each borrowing, plus an applicable margin.

         Borrowings under the Revolving Credit Facility are secured by a first priority security interest on assets (other than real estate) of the Company and certain of its subsidiaries, including a pledge of stock of certain subsidiaries. In addition, certain subsidiaries of the Company jointly and severally guarantee the obligations of the Company under the Revolving Credit Facility.

         The Revolving Credit Facility sets forth a number of affirmative, negative, and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, make dividend or other distributions, or enter into any merger or other consolidation transaction. The financial covenants include the maintenance of a minimum consolidated net worth, compliance with a leverage ratio and a coverage ratio, and limitations on capital expenditures.

         In February 1996, the Company issued $40,000,000 of senior subordinated notes ("Senior Subordinated Notes") through a private placement. The Senior Subordinated Notes mature February 1, 2003 and bear interest at 12% annually. Proceeds from the Senior Subordinated Notes were used to reduce outstanding company borrowings.

         Future maturities of long-term debt are as follows at December 31, 1998 (in thousands):

                       1999                                                            $  2,746
                       2000                                                                 159
                       2001                                                                 100
                       2002                                                             100,837
                       2003                                                              40,000
                       Thereafter                                                       150,000
                                                                                       --------
                                                                                       $293,842
                                                                                       ========

         At December 31, 1998, the weighted average interest rate on borrowings under the Revolving Credit Facility was 7.4%, and approximately $4,500,000 was committed under letters of credit. At December 31, 1998, the Company had available borrowings under the Revolving Credit Facility of approximately $119,000,000.


7.       EMPLOYEE BENEFITS

         PENSION AND POSTRETIREMENT BENEFIT PLANS

         The Company maintains the Allied Defined Benefit Pension Plan, a trusteed noncontributory defined benefit pension plan for management and office personnel in the United States, and the Pension Plan for Employees of Allied Systems (Canada) Company and Associated Companies for management and office personnel in Canada (the "Canada Plan," collectively, the "Plans"). Under the Plans, benefits are paid to eligible employees upon retirement based primarily on years of service and compensation levels at retirement. Contributions to the Plans reflect benefits attributed to employees' services to date and services expected to be rendered in the future. The Company's funding policy is to contribute annually at a rate that is intended to fund future service benefits as a level percentage of pay and past service benefits over a 30-year period. At December 31, 1998, participation in the Canada Plan was frozen.

         The Company also provides certain health care and life insurance benefits for eligible employees who retired prior to July 1, 1993 and their dependents, except for certain employees participating in the 1998 Voluntary Early Retirement Plan ("VERP"). Generally, the health care plan pays a stated percentage of most medical expenses reduced for any deductibles and payments by government programs or other group coverage. The life insurance plan pays a lump-sum death benefit based on the employee's salary at retirement. These plans are unfunded. Employees retiring after July 1, 1993 are not entitled to any postretirement medical or life insurance benefits.

         In conjunction with the Ryder Automotive Carrier Group acquisition, the Company took over a postretirement benefit plan to provide retired employees with certain health care and life insurance benefits. Substantially all employees not covered by union-administered medical plans and who had retired as of September 30, 1997 are eligible for these benefits. Benefits are generally provided to qualified retirees under age 65 and eligible dependents. Furthermore, the Company took over two defined pension plans for a certain terminal. One of the plans benefit provides a monthly benefit based on years of service upon retirement. The other plan provides benefits to eligible employees upon retirement based primarily on years of service and compensation levels at retirement.

         During 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." This statement requires additional disclosure information on changes in plan assets and benefit obligations. All disclosures related to the Company's pension and postretirement benefit plans have been prepared in accordance with SFAS No. 132.

         The change in the projected benefit obligation of the defined benefit pension plans and the postretirement benefit plans consisted of the following during fiscal 1998 and 1997 (in thousands):

                                                            DEFINED BENEFIT                POSTRETIREMENT
                                                             PENSION PLANS                  BENEFIT PLANS
                                                       -----------------------       -----------------------
                                                         1998           1997           1998           1997
                                                       --------       --------       --------       --------
         Change in benefit obligation:
                Benefit obligation at beginning
                   of fiscal year                      $ 31,886       $ 21,439       $ 10,642       $  3,586
                Impact of acquisition                         0          5,189              0          7,894
                Service cost                              2,981          1,219              0              0
                Interest cost                             2,119          1,522            925            330
                Foreign currency translation               (426)          (224)             0              0
                Plan amendments and other                 2,219            668             98             50
                Curtailment loss                          1,092              0            790              0
                Actuarial (gain) loss                    (2,787)         2,761           (433)          (669)
                Benefits paid                            (1,197)          (688)        (1,063)          (549)
                                                       --------       --------       --------       --------
         Benefit obligation at end of fiscal year      $ 35,887       $ 31,886       $ 10,959       $ 10,642
                                                       ========       ========       ========       ========

         The change in plan assets and funded status of the defined benefit pension plans and the postretirement benefit plans consisted of the following during fiscal 1998 and 1997 (in thousands):

                                                       DEFINED BENEFIT               POSTRETIREMENT
                                                        PENSION PLANS                 BENEFIT PLANS
                                                  -----------------------       -----------------------
                                                    1998           1997           1998           1997
                                                  --------       --------       --------       --------
         Change in plan assets:
            Fair value of plan assets at
                beginning of year                 $ 26,673       $ 19,052       $      0       $      0

            Acquisition                                  0          4,130              0              0
            Actual return on plan assets             1,539          3,250              0              0
            Participants' contributions                162            165              0              0
            Foreign currency translation              (382)          (188)             0              0
            Employer contribution                    1,608            952          1,063            549
            Benefits paid                           (1,197)          (688)        (1,063)          (549)
                                                  --------       --------       --------       --------
         Fair value of plan assets at end of
             year                                 $ 28,403       $ 26,673       $      0       $      0
                                                  ========       ========       ========       ========

         Funded status                            $ (7,484)      $ (5,213)      $(10,959)      $(10,642)
         Unrecognized actuarial loss (gain)          4,469          3,385           (390)          (897)
         Unrecognized prior service cost             1,105          2,190              0              0
         Unrecognized transition asset                (218)          (529)             0              0
                                                  --------       --------       --------       --------
         Accrued benefit cost                     $ (2,128)      $   (167)      $(11,349)      $(11,539)
                                                  ========       ========       ========       ========

                                                     DEFINED BENEFIT            POSTRETIREMENT
                                                      PENSION PLANS              BENEFIT PLANS
                                                  --------------------        --------------------
                                                   1998          1997          1998          1997
                                                  ------        ------        ------        ------
         Amounts recognized in the
             consolidated balance sheets
             consist of:
                Accrued liabilities               $(2,128)      $(167)      $   (184)      $   (184)
                Postretirement benefit other
                    than pension                        0           0        (11,165)       (11,355)
                                                  -------       -----        -------       --------
                                                  $(2,128)      $(167)      $(11,349)      $(11,539)
                                                  =======       =====       ========       ========

         The following assumptions were used in determining the actuarial present value of the projected pension benefit obligation and postretirement benefit obligation at December 31, 1998 and 1997:

                                                                        DEFINED BENEFIT           POSTRETIREMENT
                                                                         PENSION PLANS            BENEFIT PLANS
                                                                       ------------------       -----------------
                                                                       1998          1997       1998         1997
                                                                       ----          ----       ----         ----
         Weighted average discount rate                                6.84%         7.30%      7.00%        7.50%
         Weighted average expected long-term rate of return on
             assets                                                    9.29          9.29        N/A          N/A

         Weighted average rate of compensation increase                4.06          4.98        N/A          N/A


         The net periodic benefit cost recognized for the defined benefit pension plans and the postretirement benefit plans includes the following components at December 31, 1998 and 1997 (in thousands):

                                                                          DEFINED BENEFIT             POSTRETIREMENT
                                                                           PENSION PLANS               BENEFIT PLANS
                                                                        --------------------       -------------------
                                                                         1998          1997          1998        1997
                                                                        ------        ------       -------      ------
         Components of net periodic benefit cost:
                Service cost:                                           $ 2,981       $ 1,219       $     0       $   0
                Interest cost                                             2,119         1,522           925         330
                Expected return on plan assets                           (2,490)       (1,457)            0           0
                Amortization of prior service cost                          247            25             0           0
                Amortization of transition asset                            (52)          (47)            0           0
                Curtailment loss                                          1,092             0           790           0
                Recognized actuarial loss (gain)                             25            33           (53)        (60)
                                                                        -------       -------       -------       -----
         Net periodic benefit cost                                      $ 3,922       $ 1,295       $ 1,662       $ 270
                                                                        =======       =======       =======       =====

         As reflected in the net periodic benefit cost table above, for fiscal 1998, the Company recognized an aggregate net curtailment loss of $1,882,000 related to the VERP offered to qualified nonunion employees in December 1998. The effect of the VERP was to increase the benefit obligation based on the acceleration of years of credited service. This transaction is recognized as a curtailment loss in accordance with SFAS No. 88, "Employer Accounting for Settlements and Curtailments of Defined Benefit Pension Plans."

         The weighted average annual assumed rate of increase in the per capital cost of covered benefits (i.e., health care trend rate) for the health plans is 7.67% for 1997 and 7.35% for 1998, grading to 5.5% over five years. The effect of a 1% increase in the assumed trend rate would have increased the accumulated postretirement benefit obligation as of December 31, 1998 by approximately $796,000. The effect of this change on the periodic postretirement benefit cost for 1998 would be approximately $56,000.

         At December 31, 1998, plan assets consisted primarily of U.S. and international corporate bonds and stocks, convertible equity securities, and U.S. and Canadian government securities.

         A substantial number of the Company's employees are covered by union-sponsored, collectively bargained multiemployer pension plans. The Company contributed and charged to expense approximately $38,068,000, $17,926,000, and $11,444,000 for the years ended December
         31, 1998, 1997, and 1996, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man-hours worked.

         Also, a substantial number of the Company's employees are covered by union-sponsored, collectively bargained multiemployer health and welfare benefit plans. The Company contributed and charged to expense approximately $44,796,000, $22,402,000, and $14,811,000 in 1998, 1997,
         and 1996, respectively, in connection with these plans. These required contributions are determined in accordance with the provisions of negotiated labor contracts and are for both active and retired employees.

         401(K) PLAN

         The Company has a 401(k) plan covering all of its employees in the United States. Prior to July 1, 1993, the Company did not contribute to this plan; however, the Company did incur the cost of administering this plan. The Company's administrative expense for the 401(k) plan was approximately $69,000, $102,000, and $165,000 in fiscal years 1998,
         1997, and 1996, respectively. Beginning July 1, 1993, the Company contributes the lesser of 3% of participant wages or $1,000 per year for each nonbargaining unit participant of the plan. The Company contributed approximately $625,000, $319,000, and $225,000 to the plan during the years ended December 31, 1998, 1997, and 1996, respectively.

         EMPLOYEE STOCK PURCHASE PLAN

         During December 1998, the Company approved an Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees, as defined, the right to purchase common stock of the Company on a quarterly basis at 85% of the fair market value on the first business day of the calendar quarter or on the last business day of the calendar quarter. There are 350,000 shares of the Company's common stock reserved under the ESPP, of which no shares were issued to employees during 1998.

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

         Approximately 86% of the Company's total labor force is covered by collective bargaining agreements. Collective bargaining agreements representing 84% of the total force will expire within one year.


9.       REVENUES FROM MAJOR CUSTOMERS

         Substantially all of the Company's revenues are realized through the automotive industry.

         In 1998, 1997, and 1996, approximately 73%, 77%, and 81%, respectively, of the Company's revenues were derived from the three largest automobile manufacturers. In 1998, 1997, and 1996, Ford Motor Company accounted for approximately 26%, 41%, and 53%, respectively, of revenues, General Motors Corporation accounted for approximately 32%, 22%, and 10%, respectively, of revenues, and Chrysler Corporation accounted for 15%, 14%, and 18% of revenues, respectively.


10.      INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

         During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to stockholders.

         The Company operates in one reportable industry segment: transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automotive dealerships. Geographic financial information for 1998, 1997, and 1996 is as follows (in thousands):

                                                                1998              1997             1996
                                                             ----------        --------         --------
              Revenues:
                  United States                              $  858,772        $425,090         $264,909
                  Canada                                        168,027         156,440          127,638
                                                             ----------        --------         --------
                                                             $1,026,799        $581,530         $392,547
                                                             ==========        ========         ========

                                                                1998              1997             1996
                                                             ----------        --------         --------
              Long-lived assets:
                  United States                              $  350,897        $333,061         $280,301
                  Canada                                         74,971          76,205           63,334
                                                             ----------        --------         --------
                                                             $  425,868        $409,266         $343,635
                                                             ==========        ========         ========


         Revenues are attributed to the respective countries based on the location of the origination terminal.

11.      STOCKHOLDERS' EQUITY

         The Company has authorized 5,000,000 shares of preferred stock with no par value. No shares have been issued, and therefore, there were no shares outstanding at December 31, 1998 and 1997. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

         In addition, the Company adopted a long-term incentive plan which allows the issuance of grants or awards of incentive stock options, restricted stock, stock appreciation rights, performance units, and performance shares to employees and directors of the Company to acquire up to 650,000 shares of the Company's common stock.

         During 1998 and 1996, the Company granted 54,523 and 85,000 shares, respectively, of restricted stock to certain employees of the Company. In connection with the award of the restricted stock, the Company recorded $1,730,000 of unearned compensation in the accompanying balance sheet which is amortized to compensation expense over five years, the vesting period of the restricted stock. During 1997, 8,000 shares of restricted stock were canceled.

         In addition, the Company has granted nonqualified stock options under the long-term incentive plan. Options granted become exercisable after one year in 20% or 33 1/3% increments per year and expire ten years from the date of the grant.

                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                                 OPTION PRICE        EXERCISE
                                                    SHARES        (PER SHARE)         PRICE
                                                   -------       -------------     ----------
         Outstanding as of December 31, 1995       137,050       $9.50-$11.75      $   9.64
                Granted                             34,000              $9.00          9.00
                Exercised                                0                N/A           N/A
                Canceled                                 0                N/A           N/A
                                                   -------
         Outstanding as of December 31, 1996       171,050       $9.00-$11.75          9.51
                Granted                             10,000             $17.13         17.13
                Exercised                          (17,495)      $9.00-$11.75          9.42
                Canceled                           (18,500)      $9.00-$11.75          9.07
                                                   -------
         Outstanding as of December 31, 1997       145,055       $9.00-$17.13         10.11
                Granted                             15,000             $10.38         10.38
                Exercised                           (2,500)             $9.50          9.50
                Canceled                                 0                N/A           N/A
                                                   -------
         Outstanding as of December 31, 1998       157,555       $9.00-$17.13         10.14
                                                   =======



                                                                                   1998            1997            1996
                                                                                 --------         -------         -------
         Options exercisable at year-end                                          115,855          75,048          41,867
         Weighted average exercise price of options exercisable at
             year-end                                                               $9.85           $9.70           $9.81
         Per share weighted average fair value of options granted during
             the year                                                               $5.09           $8.27           $3.74

         The weighted average remaining contractual life of options outstanding at December 31, 1998 was seven years.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the long-term incentive plan. If the Company had elected to recognize compensation cost for the long-term incentive plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below at December 31, 1998, 1997, and 1996 (in thousands, except per share data):

                                   1998        1997        1996
                                  ------      ------      ------
         Net income:
             As reported          $8,477      $2,402      $3,986
             Pro forma             8,367       2,305       3,900
         Earnings per share:
             As reported:
                Basic             $ 1.09      $ 0.31      $ 0.52
                Diluted             1.08        0.31        0.52
             Pro forma:
                Basic               1.08        0.30        0.50
                Diluted             1.07        0.30        0.50

         The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997: dividend yield of 0%, expected volatility of 49% and 34%, respectively, a risk-free interest rate of 5.09% and 5.7%, respectively, and an expected holding period of five years.

         The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


12.      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                    1998
                                            ----------------------------------------------------
                                              FIRST        SECOND         THIRD          FOURTH
                                            --------      --------      ---------       --------
                                                               (IN THOUSANDS,
                                                          EXCEPT PER SHARE AMOUNTS)
         Revenues                           $253,390      $280,641      $ 217,468       $275,300
         Operating income (loss)*              6,787        19,324         (3,418)        15,187
         Net income (loss)*                      690         7,697         (4,960)         5,050
         Net income (loss) per share:*
                Basic                       $   0.09      $   0.99      $   (0.64)      $   0.65
                Diluted                         0.09          0.98          (0.64)          0.65
         Average shares outstanding:
                Basic                          7,746         7,748          7,748          7,748
                Diluted                        7,746         7,861          7,748          7,829
         Stock prices:
             High                           $ 22.500      $ 22.313      $  21.938       $ 16.750
             Low                              18.000        17.750         10.250         11.375

         *The Company's second and third quarter earnings were impacted by an eight-week work stoppage at most General Motors manufacturing plants. Also, during the fourth quarter, the Company expensed approximately $2.0 million for the VERP.

                                                                             1997
                                                      --------------------------------------------------
                                                       First        Second         Third         Fourth
                                                      -------      --------      --------       --------
                                                                        (In Thousands,
                                                                   Except Per Share Amounts)
         Revenues                                     $96,393      $112,576      $ 91,384       $281,177
         Operating income (loss)**                      2,806         8,644        (7,156)        13,485
         Net income (loss)**                              198         3,513        (5,674)         4,365
         Basic and diluted net income (loss) per
             share**                                  $  0.03      $   0.45      $  (0.73)      $   0.56
         Average shares outstanding:
             Basic                                      7,725         7,725         7,725          7,725
             Diluted                                    7,725         7,725         7,725          7,810
         Stock prices:
             High                                     $ 8.250      $ 11.125      $ 23.375       $ 24.000
             Low                                        6.250         5.500        11.000         13.750

              **During the third quarter of 1997, the Company recorded a pretax charge of approximately $8.9 million upon completion of the Ryder Carrier Group acquisition to write down Company rigs and terminal facilities that will be idled or closed as a result of the acquisition.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Allied Holdings, Inc.:



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in ALLIED HOLDINGS, INC.'S 1998 annual report to stockholders and this Form 10-K, and have issued our report thereon dated February 8, 1999. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in
Item 14 of this Form 10-K is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 8, 1999

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES


                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                 (IN THOUSANDS)

                                                               ADDITIONS
                                                 BALANCE AT    CHARGED TO                                  BALANCE
                                                 BEGINNING     COSTS AND                                    AT END
          CLASSIFICATION                         OF PERIOD     EXPENSES      DEDUCTIONS     ADJUSTMENTS    OF YEAR
---------------------------------------        ------------   -----------   ------------   ------------    -------
YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful accounts                 $2,078         $201         (734)(a)      $    0         $1,545

YEAR ENDED DECEMBER 31, 1997:
   Allowance for doubtful accounts                   564          159          (19)(a)       1,374(b)       2,078

YEAR ENDED DECEMBER 31, 1996:
   Allowance for doubtful accounts                   689            0         (125)(a)           0            564




                    (a) Write-off of uncollectable accounts.

                    (b) Balance assumed from the acquisition of
                        Ryder Automotive Carrier Group.