Form 10-Q
period 1999-03-31
ALLIED HOLDINGS INC
filed 1999-05-12
CIK 909950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the transition period from_________________ to _____________________


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



Outstanding common stock, No par value at May 3, 1999..................7,964,097



                TOTAL NUMBER OF PAGES INCLUDED IN THIS REPORT: 16

                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION

                                                                                                 PAGE
ITEM 1:       FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of  March 31, 1999 and
           December 31, 1998....................................................................   3

         Consolidated Statements of Operations for the Three
           Month Periods Ended March 31, 1999 and 1998..........................................   4

         Consolidated Statements of Cash Flows for the Three
           Month Periods Ended March 31, 1999 and 1998..........................................   5

         Notes to Consolidated Financial Statements.............................................   6


ITEM 2
         Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................................   8

                                     PART II

                                OTHER INFORMATION

ITEM 6

         Exhibits and Reports on Form 8-K.......................................................  15
         Signature Pages........................................................................  16

PART 1 FINANCIAL INFORMATION
ITEM I FINANCIAL STATEMENTS

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                             March 31        December 31
                                                                               1999              1998
                                                                             ---------       ------------
                                                                            (Unaudited)
                                  ASSETS
CURRENT ASSETS:
          Cash and cash equivalents                                          $  20,720         $  21,977
          Short-term investments                                                25,357            23,323
          Receivables, net of allowance for doubtful accounts                  120,094           103,968
          Inventories                                                            7,882             6,788
          Deferred tax assets                                                   20,775            20,773
          Prepayments and other current assets                                  23,091            18,930
                                                                             ---------         ---------
                  Total current assets                                         217,919           195,759
                                                                             ---------         ---------
PROPERTY AND EQUIPMENT, NET                                                    296,506           297,530
                                                                             ---------         ---------
OTHER ASSETS:
          Goodwill, net                                                         94,108            94,677
          Other                                                                 33,079            33,761
                                                                             ---------         ---------
                  Total other assets                                           127,187           128,338
                                                                             ---------         ---------
                  Total assets                                               $ 641,612         $ 621,627
                                                                             =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Current maturities of long-term debt                               $   2,168         $   2,746
          Trade accounts payable                                                34,491            42,196
          Accrued liabilities                                                  102,813           100,788
                                                                             ---------         ---------
                         Total current liabilities                             139,472           145,730
                                                                             ---------         ---------
LONG-TERM DEBT, less current maturities                                        321,664           291,096
                                                                             ---------         ---------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                     11,085            11,165
                                                                             ---------         ---------
DEFERRED INCOME TAXES                                                           38,046            39,953
                                                                             ---------         ---------
OTHER LONG-TERM LIABILITIES                                                     71,638            70,830
                                                                             ---------         ---------
STOCKHOLDERS' EQUITY:
          Common stock, no par value; 20,000 shares authorized, 7,964 and 7,878 shares outstanding at March 31,
                  1999 and December 31, 1998, respectively                           0                 0
          Additional paid-in capital                                            46,085            44,854
          Retained earnings                                                     21,349            25,354
          Cumulative other comprehensive income, net of tax                     (5,429)           (6,115)
          Unearned compensation                                                 (2,298)           (1,240)
                                                                             ---------         ---------
                  Total stockholders' equity                                    59,707            62,853
                                                                             ---------         ---------
                  Total liabilities and stockholders' equity                 $ 641,612         $ 621,627
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

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                      For the Three Months Ended
                                                               March 31
                                                     ---------------------------
                                                        1999              1998
                                                        ----              ----

REVENUES                                             $ 261,249         $ 253,390
                                                     ---------         ---------

OPERATING EXPENSES:
     Salaries, wages and fringe benefits               144,645           137,619
     Operating supplies and expenses                    44,781            42,740
     Purchased transportation                           25,282            27,535
     Insurance and claims                               13,617             9,442
     Operating taxes and licenses                       10,716             9,998
     Depreciation and amortization                      14,015            12,925
     Rents                                               2,622             2,351
     Communications and utilities                        2,230             2,315
     Other operating expenses                            3,311             1,678
                                                     ---------         ---------
              Total operating expenses                 261,219           246,603
                                                     ---------         ---------
              Operating income                              30             6,787
                                                     ---------         ---------
OTHER INCOME (EXPENSE):
     Interest expense                                   (7,409)           (6,022)
     Interest income                                       291               456
                                                     ---------         ---------
                                                        (7,118)           (5,566)
                                                     ---------         ---------
(LOSS) INCOME BEFORE INCOME TAXES                       (7,088)            1,221

INCOME TAX BENEFIT (PROVISION)                           3,083              (531)
                                                     ---------         ---------
NET (LOSS) INCOME                                    $  (4,005)        $     690
                                                     =========         =========
PER COMMON SHARE - BASIC AND DILUTED                 $   (0.51)        $    0.09
                                                     =========         =========
COMMON SHARES OUTSTANDING - BASIC AND DILUTED            7,790             7,746
                                                     =========         =========


  The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in Thousands)
                                   (Unaudited)

                                                                              For the Three Months Ended
                                                                                        March 31
                                                                              ---------------------------
                                                                                 1999              1998
                                                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Not (loss) income                                                        ($  4,005)        $     690
                                                                              ---------         ---------
     Adjustments to reconcile net (loss) income to
      net cash used in operating activities:
              Depreciation and amortization                                      14,015            12,925
              (Gain) loss on sale of property and equipment                         (51)               37
              Deferred income taxes                                              (2,424)               76
              Compensation expense related to stock options and grants              146                46
              Equity in loss of joint venture                                     1,466               122
              Change in operating assets and liabilities:
                  Receivables, net of allowance for doubtful accounts           (15,885)          (11,973)
                  Inventories                                                    (1,076)             (574)
                  Prepayments and other current assets                           (4,123)           (1,949)
                  Trade accounts payable                                         (7,799)           (2,431)
                  Accrued liabilities                                             2,724               360
                                                                              ---------         ---------
                             Total adjustments                                  (13,007)           (3,361)
                                                                              ---------         ---------
                             Net cash used in operating activities              (17,012)           (2,671)
                                                                              ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                        (11,531)           (6,396)
     Proceeds from sale of property and equipment                                   146               115
     Investment in joint venture                                                      0           (11,920)
     Increase in short-term investments                                          (2,034)           (2,715)
     Decrease (increase) in the cash surrender value of life insurance              193              (620)
                                                                              ---------         ---------
                             Net cash used in investing activities              (13,226)          (21,536)
                                                                              ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt, net                               29,990            18,269
     Proceeds from exercise of stock options                                         27                24
     Other, net                                                                  (1,062)              (98)
                                                                              ---------         ---------
                             Net cash provided by financing activities           28,955            18,195
                                                                              ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS                                                            26               (66)
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (1,257)           (6,078)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   21,977            10,530
                                                                              ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  20,720         $   4,452
                                                                              =========         =========

The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)


Note 1.  Basis of Presentation

         The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the "Company") included in the Company's 1998 Annual Report on Form 10-K.

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

Note 3.  Comprehensive Income

         The Company had a comprehensive loss of $3.3 million for the first quarter 1999 versus comprehensive income of $1.1 million for the first quarter of 1998. The difference between comprehensive income and net income is the foreign currency translation adjustment, net of income taxes.

Note 4.  Accounting for Derivative Instruments and Hedging Activities

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

         This statement is effective for fiscal quarters beginning after June 15, 1999 on a prospective basis. The Company will adopt this statement in the third quarter of 1999. The Company does not believe the adoption will have a material impact on its financial position or results of operations.

Note 5.  Segment Reporting

         The Company operates in one reportable industry segment: transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automotive dealerships. Geographic financial information for the first quarter of 1999 and 1998 follows (in thousands):

                                     1999            1998
                                   --------        --------

         Revenues:
         United States             $217,914        $207,578
         Canada                      43,335          45,812
                                   --------        --------
                                   $261,249        $253,390
                                   ========        ========

         Long-lived assets:
         United States             $349,958        $339,191
         Canada                      73,735          76,473
                                   --------        --------
                                   $423,693        $415,664
                                   ========        ========

         Revenues are attributed to the respective countries based on the location of the origination terminal.

Note 6.  Reclassifications

         Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues were $261.3 million for the first quarter of 1999 versus revenues of $253.4 million for the first quarter of 1998, an increase of 3 %. The increase in revenues during the quarter is attributable to increased vehicle deliveries because of higher new vehicle production and sales.

         The Company experienced a net loss of $4.0 million in the first quarter of 1999 versus net income of $0.7 million in the first quarter of 1998. Basic and diluted loss per share for the first quarter of 1999 were $0.51 versus basic and diluted earnings per share of $0.09 in the first quarter of 1998. Results for the first quarter of 1999 were impacted by a decline in load averages, severe winter weather, and a deterioration in the Brazilian economy.

         The Company experienced a significant increase in the percentage of vehicles delivered that were light trucks as well as an overall increase in the size and weight of most vehicles delivered. During the first quarter of 1999, light truck production in the US and Canada increased approximately 200,000 units while car production increased approximately 30,000 units. Due to regulations on tractor and trailer length, height, width, and maximum weight capacity, this change in mix resulted in the number of vehicles delivered per load in the first quarter of 1999 being approximately 5 percent lower than the first quarter of 1998. The change in mix negatively impacts operating results as revenue is realized on a per vehicle basis, thus the Company's revenue per load decreased. The Company estimates that operating income for the first quarter was reduced by approximately $5 million as a result of this load average decline. The Company recorded a loss of approximately $1.5 million from its Brazilian joint venture in the first quarter of 1999. The loss resulted from a significant reduction in new vehicle sales as the Brazilian economy deteriorated because of the currency devaluation. In addition, operating results in the United States and Canada during the first quarter of 1999 were impacted by the severe winter weather, causing significant operating inefficiencies as well as substantial snow removal costs. The Company estimates the weather reduced operating income in the first quarter of 1999 by approximately $2 million.

         The following is a discussion of the changes in the Company's major expense categories:

         Salaries, wages and fringe benefits increased from 54.3 % of revenues in the first quarter of 1998 to 55.4 % of revenues for the first quarter of 1999. The increase was primarily due to annual salary and benefit increases together with the inefficiencies resulting from the decline in load averages offset by continued productivity and efficiency improvements.

         Operating supplies and expenses increased from 16.9 % of revenues in the first quarter of 1998 to 17.1 % of revenues for the first quarter of 1999. The increase was primarily due to the inefficiencies from decreased load averages offset by lower fuel prices.

         Purchased transportation expense decreased from 10.9 % of revenues in the first quarter of 1998 to 9.7 % of revenues for the first quarter of 1999. The decrease during the first quarter was primarily due to the decrease in the mix of loads hauled by owner-operators versus company drivers. The number of owner-operators year-to-year was similar, thus the additional loads hauled were delivered by company drivers.

         Insurance and claims expense increased from 3.7 % of revenues in the first quarter of 1998 to 5.2 % of revenues for the first quarter of 1999. The increase during the first quarter was primarily due to an increase in the frequency of damage claims primarily as a result of the Company hauling larger size vehicles.

         Depreciation and amortization expense increased from 5.1 % of revenues in the first quarter of 1998 to 5.4 % for the first quarter of 1999. The increase was primarily due to additional depreciation expense from the Company's capital expenditures during 1998.

         Other Operating expenses increased from 0.7 % of revenues in the first quarter of 1998 to 1.3 % for the first quarter of 1999. The increase was primarily due to the Company recording a loss of approximately $1.5 million from its Brazilian joint venture.

         Interest expense as a percentage of revenues increased from 2.4 % during the first quarter of 1998 to 2.8 % in the first quarter of 1999. The increase was primarily because of higher long-term debt levels in 1999 versus 1998.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


         Net cash used by operating activities totaled $17.0 million for the three months ended March 31, 1999 versus $2.7 million for the three months ended March 31, 1998. The increase in cash used by operating activities was primarily due to the reduction in earnings during the first quarter of 1999 together with a larger than normal seasonal increase in accounts receivable. A greater percentage of the quarterly revenues were generated in March which caused an increase in the quarter-end accounts receivable balance.

         Net cash used in investing activities totaled $13.2 million for the three months ended March 31, 1999 versus $21.5 million for the same period in 1998. The decrease was primarily due to the investment in Axis Do Brazil in February 1998. Capital expenditures totaled $11.5 million for the first quarter of 1999, versus $6.4 million for the same period in 1998. The increase was primarily due to planned levelized capital expenditures throughout 1999 versus capital expenditures in 1998 that were weighted to the second half of the year.

         Net cash provided by financing activities totaled $29.0 million for the three months ended March 31, 1999 versus $18.2 million for the three months ended March 31, 1998. The increase was primarily due to seasonal borrowings required to finance operating activities to be offset by additional seasonally stronger operating cash flows during the balance of the year.

DISCLOSURES ABOUT MARKET RISKS

         The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in short-term investment prices, interest rates, fuel prices, and foreign currency exchange rates.

         SHORT-TERM INVESTMENTS - The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at March 31, 1999, which are recorded at fair value of $25.4 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $2.5 million.

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

         FOREIGN CURRENCY EXCHANGE RATES - Although the majority of the Company's operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investments in foreign subsidiaries translated into dollars using exchange rates at March 31, 1999, are $79.5 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $8.0 million. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

YEAR 2000

         Year 2000 ("Y2K" or "Year 2000") issues are being addressed by the Company. The Company, like most other major companies, is currently addressing a universal problem commonly referred to as "Year 2000 Compliance," which relates to the ability of computer programs and systems to properly recognize and process date sensitive information before and after January 1, 2000. The following discussion is based on information currently available to the Company.

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

         The Company has approached the Year 2000 project in phases. Phase I of the project involved identification of all software used by the Company, identification of all significant vendors, and establishment of a senior management committee to oversee the project. Phase I was completed in the third calendar quarter of 1998. Phase II of the project involves (a) evaluation of each significant vendor and evaluation of major customers through letters and questionnaires (b) communication with customers concerning any products currently or recently sold by the Company that have Year 2000 issues, and (c) evaluating the Company's most reasonably likely worst case Year 2000 scenarios and contingency planning related thereto. Phase II was completed in the first calendar quarter of 1999. Phase III involves testing of the Company's IT systems and Non-IT systems to confirm Year 2000 compliance and/or discover any overlooked Year 2000 problems. Phase III has commenced and should be completed in the third calendar quarter of 1999. Last, Phase IV involves implementation of the Company's contingency plans. Such plans are expected to be implemented in the third calendar quarter of 1999.

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

         The Company classifies as critical those suppliers of products or services that, if interrupted, would materially disrupt the Company's ability to conduct operations. The Company expect reviews of these products and service providers to be completed by the third quarter of 1999.

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

         As of March 31, 1999, the Company's total incremental costs (historical plus estimated future costs) of addressing Y2K issues are estimated to be in the range of $3.5 million, of which approximately $2.5 million has been incurred. The Company believes that approximately 30% of the costs expected to be incurred in 1999 will be internal costs, including compensation and benefits of employees assigned primarily to Y2K procedures. Internal costs addressing Y2K issues during 1998 were not material. These costs are being funded through operating cash flow. These amounts do not include: (i) any costs associated with the implementation of contingency plans, which are in the process of being developed, or (ii) costs associated with replacements of computerized systems or equipment in cases where replacement was not accelerated due to Y2K issues.

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


         CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Statements in this quarterly report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) the Company's plans, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company's management information systems, and its ability to resolve any Year 2000 issues related thereto (iv) the Company's efforts to reduce costs, (v) the adequacy of the Company's sources of cash to finance its current and future operations and (vi) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially are the following: economic recessions or downturns in new vehicle production or sales; the highly competitive nature of the automotive distribution industry; dependence on the automotive industry; loss or reduction of revenues generated by the Company's major customers; the variability of quarterly results and seasonality of the automotive distribution industry; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; changes in regulatory requirements which are applicable to the Company's business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; risks associated with doing business in foreign countries; problems related to information technology systems and computations that must be made by the Company or its customers and vendors in 1999, 2000 or beyond; and the risk factors listed herein from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, its Annual Reports on Form 10-K or 10 Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits: Exhibit 27.

         (b) Reports on Form 8-K: There were no reports filed on Form 8-K for the quarter ended March 31, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Allied Holdings, Inc.



May 12, 1999                             /s/A. Mitchell Poole, Jr.
------------                             ------------------------------------
   (Date)                                A. Mitchell Poole, Jr.
                                         on behalf of Registrant as
                                         President, Chief Operating Officer,
                                         and Assistant Secretary




May 12, 1999                             /s/Daniel H. Popky
------------                             ------------------------------------
   (Date)                                Daniel H. Popky
                                         on behalf of Registrant as
                                         Senior Vice President, Finance
                                         and Chief Financial Officer
                                         Chief Financial Officer and