Form 10-Q
period 1999-06-30
ALLIED HOLDINGS INC
filed 1999-08-12
CIK 909950

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the transition period from_________________ to_____________________

         Commission File Number:   0-22276

                             ALLIED HOLDINGS, INC.
   ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           GEORGIA                                                    58-0360550
---------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)

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




Outstanding common stock, No par value at August 3, 1999.............7,990,669



               TOTAL NUMBER OF PAGES INCLUDED IN THIS REPORT:17

                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


                                                                                                                PAGE
ITEM 1:              FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of June 30, 1999 and
                December 31, 1998..............................................................................   3

             Consolidated Statements of Operations for the Three and Six
                  Month Periods Ended June 30, 1999 and 1998...................................................   4

             Consolidated Statements of Cash Flows for the Six
                Month Periods Ended June 30, 1999 and 1998.....................................................   5

             Notes to Consolidated Financial Statements........................................................   6


ITEM 2
             Management's Discussion and Analysis of Financial
                Condition and Results of Operations............................................................   8


                                    PART II

                               OTHER INFORMATION

ITEM 4

            Submission of Matters to a Vote of Security Holders................................................  15

ITEM 6

            Exhibits and Reports on Form 8-K...................................................................  16
            Signature Page.....................................................................................  17

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                                         June 30          December 31
                                                                                           1999               1998
                                                                                       -----------        -----------
                                                                                       (Unaudited)
                              ASSETS

CURRENT ASSETS:
         Cash and cash equivalents                                                      $ 24,824            $ 21,977
         Short-term investments                                                           22,935              23,323
         Receivables, net of allowance for doubtful accounts                             114,679             103,968
         Inventories                                                                       8,241               6,788
         Deferred tax assets                                                              19,150              20,773
         Prepayments and other current assets                                             22,611              18,930
                                                                                        --------            --------
                             Total current assets                                        212,440             195,759
                                                                                        --------            --------

PROPERTY AND EQUIPMENT, NET                                                              298,782             297,530
                                                                                        --------            --------

OTHER ASSETS:
         Goodwill, net                                                                    94,079              94,577
         Other                                                                            34,141              33,761
                                                                                        --------            --------
                             Total other assets                                          128,220             128,338
                                                                                        --------            --------
                             Total assets                                               $639,442            $621,627
                                                                                        ========            ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Current maturities of long-term debt                                           $  1,380            $  2,746
         Trade accounts payable                                                           32,467              42,196
         Accrued liabilities                                                              94,047             100,788
                                                                                        --------            --------
                             Total current liabilities                                   127,894             145,730
                                                                                        --------            --------

LONG-TERM DEBT, less current maturities                                                  326,845             291,096
                                                                                        --------            --------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                               10,988              11,165
                                                                                        --------            --------

DEFERRED INCOME TAXES                                                                     39,064              39,953
                                                                                        --------            --------

OTHER LONG-TERM LIABILITIES                                                               69,464              70,830
                                                                                        --------            --------

STOCKHOLDERS' EQUITY:
                   Common stock, no par value; 20,000 shares authorized, 7,964 and 7,878 shares outstanding at June 30,
                             1999 and December 31, 1998, respectively                          0                   0
                   Additional paid-in capital                                             46,085              44,854
                   Retained earnings                                                      25,481              25,354
                   Cumulative other comprehensive income, net of tax                      (4,227)             (6,115)
                   Unearned compensation                                                  (2,152)             (1,240)
                                                                                        --------            --------
                             Total stockholders' equity                                   65,187              62,853
                                                                                        --------            --------
                             Total liabilities and stockholders' equity                 $639,442            $621,627
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

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                                   FOR THE THREE MONTHS        FOR THE SIX MONTHS ENDED
                                                                       ENDED JUNE 30                  JUNE 30
                                                                  -----------------------------------------------------
                                                                    1999           1998           1999           1998

REVENUES                                                          $286,984       $280,641       $548,233       $534,031
                                                                  --------       --------       --------       --------

OPERATING EXPENSES:
     Salaries, wages and fringe benefits                           150,128        143,150        294,773        280,769
     Operating supplies and expenses                                49,701         45,257         94,482         87,997
     Purchased transportation                                       28,692         32,450         54,529         59,985
     Insurance and claims                                           12,260         10,778         25,877         20,220
     Operating taxes and licenses                                   11,096         10,419         21,812         20,417
     Depreciation and amortization                                  14,362         13,015         28,377         25,940
     Rents                                                           2,301          2,456          4,368          4,807
     Communications and utilities                                    2,197          2,287          4,427          4,602
     Other operating expenses                                        1,506          1,505          4,817          3,183
                                                                  --------       --------       --------       --------
               Total operating expenses                            272,243        261,317        533,462        507,920
                                                                  --------       --------       --------       --------
               Operating income                                     14,741         19,324         14,771         26,111
                                                                  --------       --------       --------       --------

OTHER INCOME (EXPENSE):
     Interest expense                                               (7,758)        (6,260)       (15,167)       (12,282)
     Interest income                                                   329            565            620          1,021
                                                                  --------       --------       --------       --------
                                                                    (7,429)        (5,695)       (14,547)       (11,261)
                                                                  --------       --------       --------       --------

INCOME BEFORE INCOME TAXES                                           7,312         13,629            224         14,850

INCOME TAX  PROVISION                                               (3,180)        (5,932)           (97)        (6,463)
                                                                  --------       --------       --------       --------

NET INCOME                                                        $  4,132       $  7,697       $    127       $  8,387
                                                                  ========       ========       ========       ========


PER COMMON SHARE:
     BASIC                                                        $   0.53       $   0.99       $   0.02       $   1.08
                                                                  ========       ========       ========       ========
     DILUTED                                                      $   0.53       $   0.98       $   0.02       $   1.07
                                                                  ========       ========       ========       ========

COMMON SHARES OUTSTANDING:
     BASIC                                                           7,792          7,748          7,791          7,747
                                                                  ========       ========       ========       ========
     DILUTED                                                         7,800          7,861          7,807          7,860
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

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                       FOR THE SIX MONTHS ENDED
                                                                                                                JUNE 30
                                                                                                       ------------------------
                                                                                                         1999            1998
                                                                                                       --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                                                                 $   127         $ 8,387
                                                                                                       -------         -------
            Adjustments to reconcile net income to net
            cash (used in) provided by operating activities:
                           Depreciation and amortization                                                28,377          25,940
                           (Gain) loss on sale of property and equipment                                   (24)            212
                           Deferred income taxes                                                          (685)          3,497
                           Compensation expense related to stock options and grants                        292             128
                           Equity in loss (earnings) of joint ventures                                     738            (130)
                           Change in operating assets and liabilities:
                                 Receivables, net of allowance for doubtful accounts                   (10,067)         (5,150)
                                 Inventories                                                            (1,406)         (1,739)
                                 Prepayments and other current assets                                   (3,581)            128
                                 Trade accounts payable                                                 (9,980)         (4,297)
                                 Accrued liabilities                                                    (8,484)        (10,946)
                                                                                                       -------         -------
                                              Total adjustments                                         (4,820)          7,643
                                                                                                       -------         -------
                                              Net cash (used in) provided by operating activities       (4,693)         16,030
                                                                                                       -------         -------


CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchases of property and equipment                                                        (26,482)        (25,149)
            Proceeds from sale of property and equipment                                                   827             501
            Purchase of business, net of cash acquired                                                  (1,879)           (400)
            Investment in joint venture                                                                    (80)        (11,920)
            Decrease in short-term investments                                                             388           1,853
            Decrease (increase) in the cash surrender value of life insurance                               73          (1,190)
                                                                                                       -------         -------
                                              Net cash used in investing activities                    (27,153)        (36,305)
                                                                                                       -------         -------


CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from issuance of long-term debt, net                                               34,383          20,906
            Proceeds from exercise of stock options                                                         27              24
            Other, net                                                                                     106              30
                                                                                                       -------         -------
                                              Net cash provided by financing activities                 34,516          20,960
                                                                                                       -------         -------


EFFECT OF EXCHANGE RATE CHANGES ON CASH
            AND CASH EQUIVALENTS                                                                           177             103


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                2,847             788


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                          21,977          10,530
                                                                                                       -------         -------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                             $24,824         $11,318
                                                                                                       =======         =======


 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

         The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the "Company") included in the Company's 1998 Annual Report on Form 10-K.

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

Note 3.  Comprehensive Income

         The Company had comprehensive income of $5.3 million for the second quarter of 1999 versus $6.0 million for the second quarter of 1998. For the first six months of 1999, comprehensive income was $2.0 million, versus $7.1 million for the first six months of 1998. The difference between comprehensive income and net income is the foreign currency translation adjustment, net of income taxes.

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

         During the second quarter of 1999, the Financial Accounting Standards Board issued SFAS No. 137, which deferred the effective date of SFAS No. 133. The Statement defers the effective date for all quarters of all fiscal years beginning after June 15, 2000. The Company will adopt this statement in the first quarter of 2001. The Company does not believe the adoption will have a material impact on its financial position or results of operations.

Note 5.  Segment Reporting

         The Company operates in one reportable industry segment: transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automotive dealerships. Geographic financial information is as follows (in thousands):


                                 For the three months ended           For the six months ended
                                          June 30                             June 30
                                 --------------------------         ---------------------------
                                   1999              1998              1999              1998
                                ---------         ---------         ---------         ---------

Revenues:
United States                   $ 237,431         $ 229,486         $ 455,345         $ 437,064
Canada                             49,553            51,155            92,888            96,967
                                ---------         ---------         ---------         ---------
                                $ 286,984         $ 280,641         $ 548,233         $ 534,031
                                =========         =========         =========         =========

Revenues are attributed to the respective countries based on the location of the origination terminal.

Note 6.  Reclassifications

         Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues were $287.0 million for the second quarter of 1999 versus revenues of $280.6 million for the second quarter of 1998, an increase of 2.3%. For the six-month period ended June 30, 1999, revenues were $548.2 million, versus revenues of $534.0 million reported for the same period last year, an increase of 2.7%. The increase in revenues is attributed to increased vehicle deliveries resulting from higher new vehicle production and sales.

         Net income was $4.1 million during the second quarter of 1999 versus $7.7 million during the second quarter of 1998. Basic and diluted earnings per share for the second quarter of 1999 were $0.53, versus basic earnings per share of $0.99 and diluted earnings per share of $0.98 in the second quarter of 1998. For the six-month period ended June 30, 1999, net income was $127.0 thousand, versus $8.4 million for the comparable six-month period a year ago. During the first six months of 1999, net income was impacted by costs associated with severe winter weather, year 2000 testing and remediation costs, lower earnings from the Company's Brazilian venture because of the deterioration of the Brazilian economy, as well as a decline in load averages.

         The Company experienced a significant increase in the percentage of vehicles delivered that were light trucks as well as an overall increase in the size and weight of most vehicles delivered. Due to regulations on tractor and trailer length, height, width, and maximum weight capacity, this change in mix resulted in the number of vehicles delivered per load in the first six months of 1999 being approximately 4% lower than the first six months of 1998. The change in mix negatively impacts operating results as revenue is realized on a per vehicle basis, thus the Company's revenue per load decreased. The Company estimates that operating income for the first and second quarter of 1999 was reduced by approximately $5 million per quarter as a result of the load average decline. Throughout the second quarter, the Company has been discussing the load average decline with the manufacturers. The Company has been successful at resolving the issue with certain customers and is continuing discussions with others. The result will be an increase in the revenue generated per vehicle delivered.

         During the second quarter of 1999, the Company negotiated a new agreement with the International Brotherhood of Teamsters Union in the United States. The previous contract expired June 1, 1999. The Teamsters ratified the new contract in July, 1999. During the second quarter of 1999, the Company incurred $1-$2 million of costs for contingency planning related to the negotiations.

         The following is a discussion of the changes in the Company's major expense categories:

         Salaries, wages and fringe benefits increased from 51.0 % of revenues in the second quarter of 1998 to 52.3 % of revenues for the second quarter of 1999, and from 52.6% of revenues for the first six months of 1998 to 53.8% of revenues for the first six months of 1999. This increase was due primarily to annual salary and benefit increases, together with the inefficiencies resulting from the decline in load averages offset by continued productivity and efficiency improvements. Also, salaries, wages and fringe benefits increased because of an increase in the mix of loads hauled by company drivers versus owner-operators and other carriers. The number of owner-operators year-to-year was comparable; thus company drivers delivered the additional loads hauled by the Company.

         Operating supplies and expenses increased from 16.1% of revenues in the second quarter of 1998 to 17.3% of revenues for the second quarter of 1999, and increased from 16.5% of revenues for the first six months of 1998 to 17.2% for the first six months of 1999. The increase was due primarily to the inefficiencies resulting from the decrease in load averages. The Company experienced lower fuel prices in the first quarter of 1999, which were offset by higher fuel prices in the second quarter of 1999. In addition, the Company also incurred certain one-time costs related to contingency planning for its US labor negotiations that contributed to the increase.

         Purchased transportation expense decreased from 11.6% of revenues in the second quarter of 1998 to 10.0% of revenues for the second quarter of 1999, and decreased from 11.2% of revenues for the first six months of 1998 to 10.0% of revenues for the first six months of 1999. The decrease was due primarily to the decrease in the mix of loads hauled by owner-operators and other carriers versus company drivers. The number of owner-operators year-to-year was comparable; thus company drivers delivered the additional loads hauled by the Company.

         Insurance and claims expense increased from 3.8% of revenues in the second quarter of 1998 to 4.3% of revenues for the second quarter of 1999, and increased from 3.8% of revenue for the first six months of 1998 to 4.7% of revenues for the first six months of 1999. The increase is due primarily to an increase in the frequency of damage claims, mainly resulting from hauling larger size vehicles by the Company.

         Depreciation and amortization expense increased from 4.6% of revenues in the second quarter of 1998 to 5.0% for the second quarter of 1999, and increased from 4.9% of revenues for the first six months of 1998 to 5.2% of revenues for the first six months of 1999. The increase was related to the increase in the Company's capital expenditures during 1998 and 1999.

         Interest expense as a percentage of revenues increased from 2.2 % during the second quarter of 1998 to 2.7% in the second quarter of 1999, and increased from 2.3% of revenue for the first six months of 1998 to 2.8% for the first six months of 1999. The increase was due primarily to higher long-term debt levels in 1999 versus 1998.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities totaled $4.7 million for the six-month period ended June 30, 1999, versus $16.0 million provided by operating activities for the six-month period ended June 30, 1998. The increase in cash used by operating activities was primarily due to a $14.6 million reduction in pre-tax earnings during the first six months of 1999 versus 1998.

         Net cash used in investing activities totaled $27.1 million for the six-month period ended June 30, 1999, versus $36.3 million for the six-month period ended June 30, 1998. The decrease was due primarily to an $11.9 million investment in Axis Do Brazil in February of 1998.

         Net cash provided by financing activities totaled $34.5 million for the six-month period ended June 30, 1999, versus $21.0 million for the six-month period ended June 30, 1998. The increase was due primarily to seasonal borrowings required to finance operating activities due to the reduction in pre-tax earnings.

DISCLOSURES ABOUT MARKET RISKS

         The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in short-term investment prices, interest rates, fuel prices, and foreign currency exchange rates.

         SHORT-TERM INVESTMENTS - The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at June 30, 1999, which are recorded at fair value of $22.9 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $2.3 million.

         INTEREST RATES - The Company primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. The majority of the Company's long-term debt obligations bear a fixed rate of interest. A one-percentage point increase in interest rates affecting the Company's floating rate long-term debt would reduce pre-tax income by $1.4 million over the next fiscal year. A one-percentage point change in interest rates would not have a material effect on the fair value of the Company's fixed rate long-term debt.

         FUEL PRICES - The Company is dependent on diesel fuel to operate its fleet of rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, changes in global demand, and global production. To reduce price risk caused by market fluctuations, the Company generally follows a policy of hedging a portion of its anticipated diesel fuel consumption. The instruments used are principally readily marketable exchange traded futures contracts that are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of diesel fuel. Gains and losses resulting from fuel hedging transactions are recognized when the underlying fuel being hedged is used. A 10% increase in diesel fuel prices would reduce pre-tax income by $3.9 million over the next fiscal year.

         FOREIGN CURRENCY EXCHANGE RATES - Although the majority of the Company's operations are in the United States, the Company does have foreign subsidiaries

         (primarily Canada). The net investments in foreign subsidiaries translated into dollars using exchange rates at June 30, 1999, are $81.4 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $8.1 million. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

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

         The Company classifies as critical those suppliers of products or services that, if interrupted, would materially disrupt the Company's ability to conduct operations. The Company expects reviews of these products and service providers to be completed by the third quarter of 1999.

         In the first calendar quarter of 1999, the Company began the planning and implementation of a Y2K program involving interaction with and assessment of public entities such as government regulatory agencies, utilities, financial entities and others.

         The Company is preparing contingency plans relating specifically to identify Y2K risks, and cost estimates relating to these plans are being developed. The Company began training designated employees in Y2K contingency planning matters during the first calendar quarter of 1999, and anticipates completion of the Y2K contingency plans during the third calendar quarter of 1999. Contingency plans may include establishing alternative means of communicating with employees at terminal locations and with customers, and other appropriate measures. Once developed, Y2K contingency plans and related cost estimates will be continually refined, as additional information becomes available.

         While the Company currently believes that it will be able to modify or replace its affected systems in time to minimize any significant detrimental effects on its operations, failure to do so, or the failure of customers or other third parties to modify or replace their affected systems, could have materially adverse impacts on the Company's business, operations or financial condition in the future. There can be no guarantee that such impacts will not occur. In particular, because of the interdependent nature of business systems, the Company could be materially adversely affected if private businesses, utilities and governmental entities with which it does business or that provide essential products or services are not Year 2000 compliant. Reasonably likely consequences of failure by the Company or third parties to resolve the Y2K problem include, among other things, temporary slowdowns or cessation of delivery operations at one or more Company terminals, or delays in the delivery of vehicles. However, the Company believes that its Y2K readiness program, including related contingency planning, should significantly reduce the possibility of significant interruptions of normal operations.

         As of June 30, 1999, the Company's total incremental costs (historical plus estimated future costs) of addressing Y2K issues are estimated to be in the range of $5.0 million, of which approximately $3.5 million has been incurred. The Company believes that approximately 30% of the costs expected to be incurred in 1999 will be internal costs, including compensation and benefits of employees assigned primarily to Y2K procedures. Internal costs addressing Y2K issues during 1998 were not material. These costs are being funded through operating cash flow. These amounts do not include: (i) any costs associated with the implementation of contingency plans, which are in the process of being developed, or (ii) costs associated with replacements of computerized systems or equipment in cases where replacement was not accelerated due to Y2K issues.

         Implementation of the Company's Y2K plan is an ongoing process. Consequently, the above-described estimates of costs and completion dates for the various components of the plan are subject to change.

         The preceding discussion on Y2K contains various forward-looking statements that represent the Company's beliefs or expectations regarding future events. When used in the Y2K discussion, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the remediation and testing phases of its Y2K procedures as well as its Y2K contingency plans; its estimated cost of achieving Y2K readiness; and the Company's belief that its internal systems and equipment will be Year 2000 ready in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Y2K problems.

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

         CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Statements in this quarterly report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) the Company's plans, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company's management information systems, and its ability to resolve any Year 2000 issues related thereto (iv) the Company's efforts to reduce costs, (v) the adequacy of the Company's sources of cash to finance its current and future operations and (vi) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially are the following: economic recessions or downturns in new vehicle production or sales; the highly competitive nature of the automotive distribution industry; dependence on the automotive industry; loss or reduction of revenues generated by the Company's major customers; the variability of quarterly results and seasonality of the automotive distribution industry; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; changes in regulatory requirements which are applicable to the Company's business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; the ability to increase the rates charged to customers; risks associated with doing business in foreign countries; problems related to information technology systems and computations that must be made by the Company or its customers and vendors in 1999, 2000 or beyond; and the risk factors listed herein from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, its Annual Reports on Form 10-K or 10 Q.

                                    PART II


                               OTHER INFORMATION




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 12, 1999 the Annual Meeting of Shareholders was held. The following Directors were elected for terms that will expire on the date of the annual meeting in the year indicated below. The number of shares voted for, against and abstentions are also indicated.



PROPOSAL I (ELECTION OF DIRECTORS)


----------------------------------------------------------------------------------------------------
                                    FOR                  AGAINST                     TERM
----------------------------------------------------------------------------------------------------
Bernard O. De Wulf                  7,055,697            92,688                      2002
----------------------------------------------------------------------------------------------------
Guy W. Rutland, III                 7,055,697            92,688                      2002
----------------------------------------------------------------------------------------------------
Robert R. Woodson                   7,055,875            92,510                      2002
----------------------------------------------------------------------------------------------------


         The following Directors' terms will continue as indicated.


                                          Joseph W. Collier             2001
                                          Guy W. Rutland, IV            2001
                                          Randall E. West               2001
                                          Berner F. Wilson              2001
                                          William P. Benton             2000
                                          David G. Bannister            2000
                                          A. Mitchell Poole, Jr.        2000
                                          Robert J. Rutland             2000

PROPOSAL II (APPROVAL OF THE 1999 EMPLOYEE STOCK PURCHASE PLAN)

---------------------------------------------------------------------------------------------------
                              FOR                        AGAINST                     ABSTAIN
---------------------------------------------------------------------------------------------------
                              6,463,321                  669,859                     15,205
---------------------------------------------------------------------------------------------------



PROPOSAL III (APPOINTMENT OF INDEPENDENT AUDITORS)

----------------------------------------------------------------------------------------------------
                              FOR                        AGAINST                     ABSTAIN
----------------------------------------------------------------------------------------------------
                              7,141,155                  160                         7,070
----------------------------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits: 27.1  Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K: There were no reports filed on Form 8-K for the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Allied Holdings, Inc.



August 12, 1999                      /s/A. Mitchell Poole, Jr.
---------------                      -------------------------------
    (Date)                           A. Mitchell Poole, Jr.
                                     on behalf of Registrant as
                                     President, Chief Operating Officer,
                                     and Assistant Secretary




August 12, 1999                      /s/Daniel H. Popky
---------------                      -------------------------------
    (Date)                           Daniel H. Popky
                                     on behalf of Registrant as
                                     Senior Vice President, Finance
                                     and Chief Financial Officer