Form 10-Q
period 1999-09-30
ALLIED HOLDINGS INC
filed 1999-11-12
CIK 909950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the transition period from
                                                               ----------------
         to
            ---------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No



Outstanding common stock, No par value at October 21, 1999.............8,035,776




                TOTAL NUMBER OF PAGES INCLUDED IN THIS REPORT: 17

                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION

                                                                                                 PAGE
ITEM 1:           FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of September 30, 1999 and
               December 31, 1998................................................................   3

           Consolidated Statements of Operations for the Three and Nine
               Month Periods Ended September 30, 1999 and 1998..................................   4

           Consolidated Statements of Cash Flows for the Nine
               Month Periods Ended September 30, 1999 and 1998..................................   5

           Notes to Consolidated Financial Statements...........................................   6

ITEM 2
           Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................................   9

                                     PART II

                                OTHER INFORMATION

ITEM 1

           Legal  Proceedings...................................................................  16

ITEM 5

           Other Information....................................................................  16

ITEM 6

           Exhibits and Reports on Form 8-K.....................................................  16

           Signature Page.......................................................................  17

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                      SEPTEMBER 30    DECEMBER 31
                                                                                          1999           1998
                                                                                      ------------    -----------
                                                                                      (UNAUDITED)
                                             ASSETS
CURRENT ASSETS:
                   Cash and cash equivalents                                           $  35,266       $  21,977
                   Short-term investments                                                 15,898          23,323
                   Receivables, net of allowance for doubtful accounts                   121,702         103,968
                   Inventories                                                             7,772           6,788
                   Deferred tax assets                                                    17,490          20,773
                   Prepayments and other current assets                                   21,694          18,930
                                                                                       ---------       ---------
                                       Total current assets                              219,822         195,759
                                                                                       ---------       ---------

PROPERTY AND EQUIPMENT, NET                                                              295,864         297,530
                                                                                       ---------       ---------

OTHER ASSETS:
                     Goodwill, net                                                        93,529          94,577
                     Other                                                                45,194          33,761
                                                                                       ---------       ---------
                                       Total other assets                                138,723         128,338
                                                                                       ---------       ---------
                                       Total assets                                    $ 654,409       $ 621,627
                                                                                       =========       =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
                   Current maturities of long-term debt                                $     793       $   2,746
                   Trade accounts payable                                                 34,379          42,196
                   Accrued liabilities                                                    85,695         100,788
                                                                                       ---------       ---------
                                       Total current liabilities                         120,867         145,730
                                                                                       ---------       ---------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                  348,979         291,096
                                                                                       ---------       ---------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                               10,982          11,165
                                                                                       ---------       ---------

DEFERRED INCOME TAXES                                                                     40,667          39,953
                                                                                       ---------       ---------

OTHER LONG-TERM LIABILITIES                                                               71,001          70,830
                                                                                       ---------       ---------

STOCKHOLDERS' EQUITY:
                   Common stock, no par value; 20,000 shares authorized, 7,991 and 7,878 shares outstanding at September 30,
                                   1999 and December 31,1998, respectively                     0               0
                   Additional paid-in capital                                             46,269          44,854
                   Retained earnings                                                      21,658          25,354
                   Cumulative other comprehensive income, net of tax                      (4,011)         (6,115)
                   Unearned compensation                                                  (2,003)         (1,240)
                                                                                       ---------       ---------
                                       Total stockholders' equity                         61,913          62,853
                                                                                       ---------       ---------
                                       Total liabilities and stockholders' equity      $ 654,409       $ 621,627
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

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                              FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30                   SEPTEMBER 30
                                              ---------------------------------------------------------
                                                1999            1998            1999            1998
                                              ---------       ---------       ---------       ---------
REVENUES                                      $ 240,058       $ 217,468       $ 788,291       $ 751,499
                                              ---------       ---------       ---------       ---------
OPERATING EXPENSES:
     Salaries, wages and fringe benefits        134,198         121,331         428,971         402,100
     Operating supplies and expenses             41,345          39,109         135,827         127,106
     Purchased transportation                    22,866          22,566          77,395          82,551
     Insurance and claims                        11,695           8,943          37,572          29,163
     Operating taxes and licenses                 8,743           9,290          30,555          29,707
     Depreciation and amortization               14,865          13,270          43,242          39,210
     Rents                                        2,254           2,540           6,622           7,347
     Communications and utilities                 2,062           2,150           6,489           6,752
     Other operating expenses                     1,383           1,687           6,200           4,870
                                              ---------       ---------       ---------       ---------
               Total operating expenses         239,411         220,886         772,873         728,806
                                              ---------       ---------       ---------       ---------
               Operating income (loss)              647          (3,418)         15,418          22,693
                                              ---------       ---------       ---------       ---------

OTHER INCOME (EXPENSE):
     Interest expense                            (8,129)         (6,564)        (23,296)        (18,846)
     Interest income                                716           1,197           1,336           2,218
                                              ---------       ---------       ---------       ---------
                                                 (7,413)         (5,367)        (21,960)        (16,628)
                                              ---------       ---------       ---------       ---------

(LOSS) INCOME BEFORE INCOME TAXES                (6,766)         (8,785)         (6,542)          6,065

INCOME TAX BENEFIT (PROVISION)                    2,943           3,825           2,846          (2,638)
                                              ---------       ---------       ---------       ---------

NET (LOSS) INCOME                             ($  3,823)      ($  4,960)      ($  3,696)      $   3,427
                                              =========       =========       =========       =========

PER COMMON SHARE:
     BASIC                                    ($   0.49)      ($   0.64)      ($   0.47)      $    0.44
                                              =========       =========       =========       =========
     DILUTED                                  ($   0.49)      ($   0.64)      ($   0.47)      $    0.44
                                              =========       =========       =========       =========

COMMON SHARES OUTSTANDING:
     BASIC                                        7,818           7,748           7,818           7,747
                                              =========       =========       =========       =========
     DILUTED                                      7,818           7,748           7,818           7,858
                                              =========       =========       =========       =========





  The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                              FOR THE NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30
                                                                                              -------------------------
                                                                                                  1999           1998
                                                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net (loss) income                                                                    ($ 3,696)      $  3,427
                                                                                                --------       --------
           Adjustments to reconcile net (loss) income to net
           cash (used in) provided by operating activities:
                       Depreciation and amortization                                              43,242         39,210
                       Loss on sale of property and equipment                                        781            310
                       Deferred income taxes                                                       2,415           (281)
                       Compensation expense related to stock options and grants                      441            235
                       Equity in earnings of joint ventures                                       (1,189)          (248)
                       Payment of Teamsters Union signing bonus                                   (9,654)             0
                       Change in operating assets and liabilities:
                           Receivables, net of allowance for doubtful accounts                   (17,034)        (3,961)
                           Inventories                                                              (933)        (1,388)
                           Prepayments and other current assets                                   (2,655)          (143)
                           Trade accounts payable                                                 (8,089)        (9,106)
                           Accrued liabilities                                                   (15,239)       (13,303)
                                                                                                --------       --------
                                       Total adjustments                                          (7,914)        11,325
                                                                                                --------       --------
                                       Net cash (used in) provided by operating activities       (11,610)        14,752
                                                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property and equipment                                                   (38,290)       (36,919)
           Proceeds from sale of property and equipment                                            1,108            573
           Purchase of business, net of cash acquired                                             (1,879)             0
           Investment in joint venture                                                               (80)       (11,920)
           Decrease (increase) in short-term investments                                           7,425         (4,391)
           Increase in the cash surrender value of life insurance                                    (47)        (1,230)
                                                                                                --------       --------
                                       Net cash used in investing activities                     (31,763)       (53,887)
                                                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from issuance of long-term debt, net                                          55,930         45,769
           Proceeds from issuance of common stock                                                    211              0
            Other, net                                                                               414          1,490
                                                                                                --------       --------
                                       Net cash provided by financing activities                  56,555         47,259
                                                                                                --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
           AND CASH EQUIVALENTS                                                                      107           (105)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         13,289          8,019

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                    21,977         10,530
                                                                                                --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 35,266       $ 18,549
                                                                                                ========       ========

  The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)


Note 1.    Basis of Presentation

           The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the "Company") included in the Company's 1998 Annual Report on Form 10-K.

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

Note 3.    Comprehensive Income

           Comprehensive income was a loss of $3.6 million for the third quarter 1999 versus a loss of $7.0 million for the third quarter of 1998, and a loss of $1.6 million for the first nine months of 1999 versus income of $51,000 for the first nine months of 1998. The difference between comprehensive income and net income is the change in the foreign currency translation adjustment, net of income taxes.

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

Note 5.    Segment Reporting

           The Company operates in one reportable industry segment: transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automotive dealerships. Geographic financial information is as follows (in thousands):

                                    For the three months ended         For the nine months ended
                                            September 30                      September 30
                                   -----------------------------      -----------------------------
                                      1999               1998            1999               1998
                                   ----------         ----------      ----------         ----------
          Revenues:
          United States            $  202,684         $  186,299      $  658,029         $  623,363
          Canada                       37,374             31,169         130,262            128,136
                                   ----------         ----------      ----------         ----------
                                   $  240,058         $  217,468      $  788,291         $  751,499
                                   ==========         ==========      ==========         ==========


           Revenues are attributed to the respective countries based on the location of the origination terminal.

Note 6.    Stock Repurchase Plan

           The Company's Board of Directors has authorized management to take the necessary steps to repurchase up to 500,000 shares of the Company's outstanding common stock through fiscal year 2000 in open market transactions, subject to obtaining approval from the Company's lenders. The timing of these purchases and the number of shares purchased will be dictated by market conditions and other relevant factors.

Note 7.    Litigation

           The Company has been added as a defendant in a lawsuit (Gateway Development & Manufacturing, Inc. v. Commercial Carriers, Inc., et al, Index No. 1997/8920), pending in Supreme Court of Erie County, New York. In the lawsuit, the Plaintiff claims that the Company tortiously interfered with a business transaction involving the plaintiff and one of the defendants. Plaintiff seeks compensatory damages of $18 million and punitive damages of $50 million.

           The Company has moved to dismiss the lawsuit. If the motion is unsuccessful, the Company believes this case is without merit and intends to vigorously defend this case. While the ultimate results of this litigation cannot be determined, management does not expect that the resolution of this proceeding will have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 8.    Reclassifications

           Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues were $240.1 million for the third quarter of 1999 versus revenues of $217.5 million for the third quarter of 1998, an increase of 10.4%. For the nine-month period ended September 30, 1999, revenues were $788.3 million, versus revenues of $751.5 million for the nine-month period ended September 30, 1998, an increase of 4.9%. The increase is attributed to reduced vehicle deliveries resulting from the GM strike during the third quarter of 1998, as well as increased vehicle production during 1999 which led to increased vehicle deliveries by the Company.

         The Company experienced a net loss of $3.8 million for the third quarter of 1999 versus a net loss of $5.0 million for the third quarter of 1998. Basic and diluted loss per share for the third quarter of 1999 were $0.49 versus basic and diluted loss per share of $0.64 for the third quarter of 1998. For the nine-month period ended September 30, 1999, the net loss was $3.7 million, versus net income of $3.4 million for the nine-month period ended September 30, 1998. Basic and diluted loss per share for the nine-month period ended September 30, 1999 were $0.47 versus basic and diluted earnings per share of $0.44 for the nine-month period ended September 30, 1998.

         During 1999 the Company has experienced a significant increase in the percentage of vehicles delivered that are light trucks as well as an overall increase in the size and weight of most vehicles delivered. Due to regulations on tractor and trailer length, height, width, and maximum weight capacity, this change in mix resulted in the number of vehicles delivered per load in the first nine months of 1999 being approximately 4% lower than the first nine months of 1998. The change in mix negatively impacts operating results as revenue is realized on a per vehicle basis, thus the Company's revenue per load decreased. The Company estimates that operating income for the first, second and third quarters of 1999 was reduced by approximately $5 million per quarter as a result of the load average decline. Throughout the second and third quarters, the Company has been discussing the load average decline with its customers. The Company has put into effect rate increases covering sixty to seventy percent of the vehicles it delivers; however, the increases were in effect for only a portion of the third quarter. The Company is continuing negotiations in an effort to obtain rate increases on its remaining traffic by year-end.

         The following is a discussion of the changes in the Company's major expense categories:

         Salaries, wages and fringe benefits increased slightly from 55.8% of revenues for the third quarter of 1998 to 55.9% of revenues for the third quarter of 1999, and increased from 53.5% of revenues for the first nine months of 1998 to 54.4% of revenues for the first nine months of 1999. The increase was due primarily to annual salary and benefit increases, offset by continued productivity and efficiency improvements.

         Operating supplies and expenses decreased from 18.0% of revenues for the third quarter of 1998 to 17.2% of revenues for the third quarter of 1999, and increased from 16.9% of revenues for the first nine months of 1998 to 17.2% of revenues for the first nine months of 1999. The decrease from the third quarter of 1998 versus the third quarter of 1999 was due to efficiencies gained from an increase in volume in 1999. Volumes in 1998 were reduced due to the GM work stoppages. This offset higher fuel prices in the third quarter of 1999. The increase during the first nine months of 1999 versus the first nine months of 1998 is due primarily to the inefficiencies that resulted from the decrease in load averages and certain one-time costs related to contingency planning for US labor negotiations that occurred in 1999, together with the effect of higher fuel prices.

         Purchased transportation expense decreased from 10.4% of revenues for the third quarter of 1998 to 9.5% of revenues for the third quarter of 1999, and decreased from 11.0% of revenues for the first nine months of 1998 to 9.8% of revenues for the first nine months of 1999. The decrease was due primarily to the decrease in the mix of loads hauled by owner-operators and other carriers versus company drivers. The number of owner-operators year-to-year was comparable; thus company drivers delivered the additional loads hauled by the Company.

         Insurance and claims increased from 4.1% of revenues for the third quarter of 1998 to 4.9% of revenues for the third quarter of 1999, and increased from 3.9% of revenues for the first nine months of 1998 to 4.8% of revenues for the first nine months of 1999. The increase is due primarily to an increase in the frequency of damage claims. The Company has put in place new quality initiatives to reduce the frequency of damage claims.

         Depreciation and amortization expense increased slightly from 6.1% of revenues for the third quarter of 1998 to 6.2% of revenues for the third quarter of 1999, and from 5.2% of revenues for the first nine months of 1998 to 5.5% of revenues for the first nine months of 1999. The increase was related to an increase in the Company's capital expenditures during the second half of 1998 and the first nine months of 1999.

         Interest expense as a percentage of revenues increased from 3.0% of revenues for the third quarter of 1998 to 3.4% of revenues for the third quarter of 1999, and increased from 2.5% of revenues for the first nine months of 1998 to 3.0% for the first nine months of 1999. The increase was due primarily to higher long-term debt levels in 1999 versus 1998.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


         Net cash used by operating activities totaled $11.6 million for the nine-month period ended September 30, 1999 versus net cash provided by operating activities of $14.8 million for the nine-month period ended September 30, 1998. The increase in cash used by operating activities was due primarily to a $12.6 million reduction in pre-tax earnings during the first nine months of 1999 versus 1998 and a $9.7 million signing bonus payment during the third quarter of 1999, which was negotiated under the new US Teamsters Union Contract. The signing bonus was in lieu of a pay increase in the first year of the new contract and will be amortized over the life of the new contract.

         Net cash used in investing activities totaled $31.8 million for the nine-month period ended September 30, 1999 versus $53.9 million for the nine-month period ended September 30, 1998. The decrease was due primarily to an $11.9 million investment in Axis Do Brazil in February of 1998. In addition, the Company's captive insurance company liquidated $7.4 million of short-term investments to cash and cash equivalents during the third quarter of 1999 in connection with the addition of new investment managers.

         Net cash provided by financing activities totaled $56.6 million for the nine-month period ended September 30, 1999 versus $47.3 million for the nine-month period ended September 30, 1998. The increase was due primarily to seasonal borrowings required to finance operating activities due to the reduction in pre-tax earnings.

DISCLOSURES ABOUT MARKET RISKS

         The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in short-term investment prices, interest rates, fuel prices, and foreign currency exchange rates.

         SHORT-TERM INVESTMENTS - The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at September 30, 1999, which are recorded at fair value of $15.9 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $1.6 million.

         INTEREST RATES - The Company primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. The majority of the Company's long-term debt obligations bear a fixed rate of interest. A one-percentage point increase in interest rates affecting the Company's floating rate long-term debt would reduce pre-tax income by $1.6 million over the next fiscal year. A one-percentage point change in interest rates would not have a material effect on the fair value of the Company's fixed rate long-term debt.

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

         FOREIGN CURRENCY EXCHANGE RATES - Although the majority of the Company's operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investments in foreign subsidiaries translated into dollars using exchange rates at September 30, 1999, are $81.1 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $8.1 million. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

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

         The Company has approached the Year 2000 project in phases. Phase I of the project involved identification of all software used by the Company, identification of all significant vendors, and establishment of a senior management committee to oversee the project. Phase I was completed in the third calendar quarter of 1998. Phase II of the project involves (a) evaluation of each significant vendor and evaluation of major customers through letters and questionnaires (b) communication with customers concerning any products currently or recently sold by the Company that have Year 2000 issues, and (c) evaluating the Company's most reasonably likely worst case Year 2000 scenarios and contingency planning related thereto. Phase II was completed in the first calendar quarter of 1999. Phase III involves testing of the Company's IT systems and Non-IT systems to confirm Year 2000 compliance and/or discover any overlooked Year 2000 problems. Phase III was completed in the third calendar quarter of 1999. Last, Phase IV involves implementation of the Company's contingency plans. Phase IV will be completed in the fourth calendar quarter of 1999.

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

         The Company derives most of its net operating revenues from the transportation of new and used automobiles and light trucks for all major domestic and foreign automotive manufacturers. The Company has made Y2K awareness information available to all customers and has asked each customer to advise the Company of its plans for reaching Y2K readiness. The Company has also contacted the customers to inquire about actions being taken with respect to third parties. Further action may be taken by the Company as it deems appropriate in particular cases.

         The Company classifies as critical those suppliers of products or services that, if interrupted, would materially disrupt the Company's ability to conduct operations. The Company completed reviews of these products and service providers during the third quarter of 1999.

         In the first calendar quarter of 1999, the Company began the planning and implementation of a Y2K program involving interaction with and assessment of public entities such as government regulatory agencies, utilities, financial entities and others.

         The Company has prepared contingency plans relating specifically to identify Y2K risks, and cost estimates relating to these plans are being developed. The Company began training designated employees in Y2K contingency planning matters during the first calendar quarter of 1999, and completed the Y2K contingency plans during the third calendar quarter of 1999. Contingency plans include establishing alternative means of communicating with employees at terminal locations and with customers, and other appropriate measures. Y2K contingency plans and related cost estimates will be continually refined, as additional information becomes available.

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

         As of September 30, 1999, the Company's total incremental costs (historical plus estimated future costs) of addressing Y2K issues are estimated to be in the range of $5.0 million, of which approximately $4.1 million has been incurred. The Company believes that approximately 30% of the costs expected to be incurred in 1999 will be internal costs, including compensation and benefits of employees assigned primarily to Y2K procedures. Internal costs addressing Y2K issues during 1998 were not material. These costs are being funded through operating cash flow. These amounts do not include: (i) any costs associated with the implementation of contingency plans, which are in the process of being developed, or (ii) costs associated with replacements of computerized systems or equipment in cases where replacement was not accelerated due to Y2K issues.

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

         CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Statements in this quarterly report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) the Company's plans, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company's management information systems, and its ability to resolve any Year 2000 issues related thereto (iv) the Company's efforts to reduce costs, (v) the adequacy of the Company's sources of cash to finance its current and future operations and (vi) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially are the following: economic recessions or downturns in new vehicle production or sales; the highly competitive nature of the automotive distribution industry; dependence on the automotive industry; loss or reduction of revenues generated by the Company's major customers; the variability of quarterly results and seasonality of the automotive distribution industry; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; changes in regulatory requirements which are applicable to the Company's business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; the ability to increase the rates charged to customers; risks associated with doing business in foreign countries; problems related to information technology systems and computations that must be made by the Company or its customers and vendors in 1999, 2000 or beyond; and the risk factors listed herein from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, its Annual Reports on Form 10-K or 10-Q.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

         Refer to Note 7 on Page 8 of this Report on Form 10-Q for information on legal proceedings.


ITEM 5.  OTHER INFORMATION.

         The agreement by and between the Company and Ford Motor Company ("Ford") dated April 3, 1992 (the "Agreement") provided for an initial term ending on May 31, 1999. The parties have been operating pursuant to the terms of the Agreement since May 31, 1999 on a month to month basis. The Company and Ford entered into an extension of the Agreement effective August 1, 1999 which sets forth revised economic and other terms and provides that the parties will continue to operate on a month to month basis.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

              (1) Exhibit 10.10* - Amendment to Agreement between Allied Automotive Group, Inc. and the Ford Motor Company dated October 21, 1999

         EXHIBIT 27 FINANCIAL DATA SCHEDULE

         (b) Reports on Form 8-K: The Company filed a report on Form 8-K on October 25, 1999 in order to report the approval by the Company of a stock repurchase program whereby the Board of Directors authorized the Company to repurchase up to 500,000 shares of common stock, subject to approval by the Company's lenders.

                 *Portions of Amendment are deleted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission in accordance with Rule 24b-2 under the Securities Exchange Act of 1934.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Allied Holdings, Inc.



November 11, 1999                  /s/ A. Mitchell Poole, Jr.
-----------------                  -----------------------------------
    (Date)                         A. Mitchell Poole, Jr.
                                   on behalf of Registrant as
                                   President, Chief Operating Officer,
                                   and Assistant Secretary



November 11, 1999                  /s/ Daniel H. Popky
-----------------                  -----------------------------------
    (Date)                         Daniel H. Popky
                                   on behalf of Registrant as
                                   Senior Vice President, Finance
                                   and Chief Financial Officer