Form 10-K
period 1999-12-31
ALLIED HOLDINGS INC
filed 2000-03-29
CIK 909950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22276

                             ALLIED HOLDINGS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Georgia                                                     58-0360550
--------------------------------------------------------------                ---------------------------
(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer ID Number)

            160 Clairemont Avenue, Suite 200, Decatur, Georgia 30030
-------------------------------------------------------------------------------
                    (Address of principal executive office)

       Registrant's telephone number, including area code (404) 373-4285

          Securities registered pursuant to Section 12(b) of the Act:

   No par value Common Stock                                    New York Stock Exchange
   -------------------------                            --------------------------------------
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

                                 YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 3, 2000 Registrant had outstanding 8,002,690 shares of common stock. The aggregate market value of the common stock held by nonaffiliates of the Registrant, based upon the closing sales price of the common stock on March 3, 2000 as reported on the New York Stock Exchange, was approximately $38,436,585.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for Registrant's 2000 Annual Meeting of Shareholders to be held May 17, 2000 are incorporated by reference in Part III.

                             ALLIED HOLDINGS, INC.

                               TABLE OF CONTENTS

                                                                                                 PAGE
                     CAPTION                                                                    NUMBER
                     -------                                                                    ------

PART I.

ITEM 1.  BUSINESS...................................................................................2

ITEM 2.  PROPERTIES.................................................................................7

ITEM 3.  LEGAL PROCEEDINGS........................................ .................................8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................9

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.......................................................................11

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA......................................................12

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.......................................................13

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................19

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................................19

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................19

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.......................................................................20

                                     PART I

ITEM 1.  BUSINESS.

         1.       GENERAL

         Allied Holdings, Inc. (the "Company" or "Allied"), founded in 1934, is a holding company which operates through its wholly-owned subsidiaries. The Company's principal operating divisions are Allied Automotive Group, Inc. (collectively with its subsidiaries referred to as the "Allied Automotive Group" or "Automotive Group") and Axis Group, Inc. ("Axis" or the "Axis Group"). Allied Automotive Group is the largest motor carrier in the world specializing in the transportation of new and used automobiles and light trucks utilizing specialized tractor trailers ("Rigs" or "Rig") and serves all of the major domestic and foreign automotive manufacturers. The Axis Group provides logistics and distribution services to the new and used vehicle distribution market and other segments of the automotive industry. Axis is the global logistics services arm of the Allied Holdings family of companies.

         Allied Automotive Group offers a full range of automotive delivery services including transporting new, used and off-lease vehicles to dealers from plants, rail ramps, ports and auctions, and providing vehicle rail-car loading and unloading services. Allied Automotive Group represented approximately 98% of the Company's consolidated 1999 revenues. Allied Automotive Group operates primarily in the short-haul segment of the automotive transportation industry with an average length of haul of less than 200 miles. General Motors, Ford and DaimlerChrysler represent the Company's largest customers, accounting for in total approximately 75% of 1999 revenues. Allied Automotive Group also provides services to all of the major foreign manufacturers, including Honda, Mazda, Nissan, Toyota, Isuzu, Volkswagen and Mitsubishi. Allied Automotive Group participated in the transportation of approximately 65% of the new vehicles sold in the United States and Canada in 1999, and had 1999 revenues nearly five times greater than its closest competitor.

         The Company provides logistics and distribution services to the automotive market through the Axis Group that complement Allied's new vehicle distribution services operations. Axis provides carrier management services for various automotive clients, leases equipment for containerized international shipment of vehicles, and provides vehicles processing services at ports and inland distribution centers. In February 2000 Axis acquired CT Group, Inc. and its subsidiaries, CT Services and Cordin Transportation, which provide a variety of logistics services to the pre-owned vehicle market. In addition, Axis has established joint ventures to manage the distribution of Ford vehicles in the United Kingdom, a joint venture in Brazil to provide automotive logistics services in the Mercosur region, and a subsidiary which provides logistics and distribution services in Mexico.

         2.       INTEGRATION OF RYDER AUTOMOTIVE GROUP

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

3.       SERVICES

         Allied Automotive Group is the largest motor carrier in North America specializing in the transportation of new and used automobiles and light trucks for all the major domestic and foreign automotive manufacturers. Allied Automotive Group participated in the transportation of approximately 65% of the new vehicles sold in the United States and Canada in 1999, including more than 50% of the North American production of General Motors, Ford and DaimlerChrysler. Allied Automotive Group believes it can capture a larger percentage of its major customers' North American production by building upon its relationships with manufacturers and leveraging its reputation for high quality services, competitive pricing and value-added services. Allied Automotive Group also believes that it can expand the types of services provided to its existing customers by utilizing its sophisticated technology in order to deliver vehicles and provide other services more efficiently and cost effectively than its competitors.

         The Company has made a significant commitment to providing complementary services to its existing customers and to new customers through its Axis Group subsidiary. Axis Group is aggressively pursuing opportunities to provide logistics and distribution services to customers in the automotive industry and seeks to leverage its proprietary information systems in order to efficiently provide such services. These services include identifying new and innovative distribution methods for customers, providing solutions relating to improving the management of inventory of new and used vehicles, and providing reconditioning services relating to the used and remarketed vehicle market. The Axis Group further believes that significant opportunities exist for it to provide additional automotive distribution services to its existing customers in the United States and internationally through acquisitions, and through the formation of joint ventures or alliances with established local service providers. For example, in February 2000 Axis Group acquired CT Group, Inc. and its subsidiaries, CT Services and Cordin Transportation, which provide a variety of logistics services to the pre-owned vehicle market. In 1999 Axis Group formed two joint ventures for the purpose of managing the distribution of Ford vehicles in the United Kingdom. In addition, Axis owns a minority interest in Axis Sinimbu Logistica ("ASL"). ASL provides automotive distribution services to the automotive industry in Brazil. Axis has also formed a subsidiary which provides logistics and distribution services in Mexico.

4.       CUSTOMER RELATIONSHIPS

         Allied Automotive Group has contracts with most of its customers. Allied Automotive Group's contracts with its customers establish rates for the transportation of vehicles and generally are based upon a fixed rate per vehicle transported and a variable rate for each mile a vehicle is transported. Certain of these contracts provide that the rate per vehicle may vary depending on the size and weight of the vehicle. While the contracts generally do not permit Allied Automotive Group to recover for increases in fuel prices, fuel taxes or labor cost, Allied Automotive Group has negotiated fuel surcharges with certain of its customers as a result of fuel cost increases occurring in 1999. Allied Automotive Group operates under a 30 day rolling contract with Ford which provides that the Allied Automotive Group is the primary carrier for 24 locations in the United States and 12 Canadian locations. A second contract with Ford expires in June 2000 and provides that Allied Automotive Group is the primary carrier for 6 locations in the United States. Allied Automotive Group is the primary carrier for 18 locations in the United States and 14 in Canada for DaimlerChrysler under contracts which may be terminated on thirty day's notice by either party. Allied Automotive Group has a contract with General Motors which expires in October 2000 and provides that Allied Automotive Group is the primary carrier for 36 locations in the United States and 16 locations in Canada.

         Allied Automotive Group negotiated rate increases applicable to all of the light trucks and sport utility vehicles it delivers in response to an adverse change in the number of vehicles delivered per load in 1999. However, the rate increases went into effect during the third or fourth quarter of 1999, depending on the customer. The number of vehicles delivered per load has decreased due to an increase in the number of light trucks and sport utility vehicles delivered.

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

         The Company has developed and implemented various programs to encourage and reward increased employee productivity. The various programs developed by the Company reward damage-free delivery by drivers, driver efficiency and driver safety. The Company believes that these programs have improved customer and employee satisfaction and driver related productivity in areas such as damage-free deliveries.

         The Company has adopted an economic value added ("EVA") based performance measurement and incentive compensation system. EVA is the measure used by the Company to determine incentive compensation for senior management. EVA also provides management with a measure to gauge financial performance, allocate capital to appropriate projects, assist in providing valuations in regard to proposed acquisitions, and evaluate daily operating decisions. The Company believes that the EVA based performance measurement and incentive compensation system promotes the creation of economic value and shareholder value by aligning the interests of senior management with that of the Company's shareholders.

         The Board of Directors and the shareholders of the Company have adopted an Employee Stock Purchase Plan to provide all employees the opportunity to purchase shares of the Company's common stock.

7.       RISK MANAGEMENT AND INSURANCE

         The Company's risk management subsidiary, Haul Risk Management Services, Inc. ("HRMS"), is responsible for defining risks and securing appropriate insurance programs and coverages at cost effective rates for the Company. HRMS internally administers all claims for auto and general liability and for workers compensation claims in Alabama, Florida, Georgia, Missouri, North Carolina, Ohio, South Carolina, Tennessee and Virginia. Liability and workers compensation claims are subject to periodic audits by the Company's commercial insurance carriers. In the United States, the Company currently retains up to $650,000 of liability for each claim for workers' compensation and up to $500,000 of liability for automobile and general liability, including personal injury and property damage claims. In addition to the $500,000 per occurrence deductible for automobile liability, there is a $1,500,000 aggregate deductible for those claims which exceed the $500,000 per occurrence deductible, subject to a $1,000,000 per claim limit. The Company also retains up to $250,000 of liability for each cargo damage claim. In Canada, the Company retains up to C$100,000 of liability for each claim for personal injury, property damage or cargo damage. If the Company were to experience a material increase in the frequency or severity of accidents or workers' compensation claims or unfavorable developments in existing claims, the Company's operating results could be adversely affected. The Company formed Haul Insurance Limited in December 1995 as a captive insurance subsidiary to provide insurance coverage to the Company.

8.       EQUIPMENT, MAINTENANCE AND FUEL

         Allied Automotive Group operates approximately 5,200 Rigs with an average age of 7 years. Allied Automotive Group has historically invested heavily in both new equipment and equipment upgrades, which have served to increase efficiency and extend the useful life of Rigs. Currently, new 75-foot Rigs cost between $120,000 and $140,000 and have a useful life of between 10 to 15 years when properly maintained.

         All of Allied Automotive Group's terminals have access to a central parts warehouse through the management information system. The system calculates maximum and minimum parts inventory quantities based upon usage and automatically reorders parts. Minor modifications of equipment are performed at terminal locations. Major modifications involving change in length, configuration or load capacity are performed by the trailer manufacturers.

         In order to reduce fuel costs, Allied Automotive Group purchases approximately 30% of its fuel in bulk. Also, fuel is purchased by drivers on the road from a few major suppliers that offer discounts and central billing. Allied Automotive Group has entered into futures contracts to manage a portion of its exposure to fuel price fluctuations.

9.       COMPETITION

         The transportation of vehicles in the long-haul segment of the automotive industry has been primarily controlled by rail carriers. In the 1970s and 1980s, following deregulation of the trucking industry by the Interstate Commerce Commission and as importers obtained a more significant share of United States automobile sales, new motor carriers, some without union contracts, began to compete for automobile traffic. In some instances, these new carriers were created, or their creation facilitated, by automotive manufacturers.

         Fundamental changes which are being made by automotive manufacturers are beginning to have an impact on competition. Automotive manufacturers are making changes to their vehicle distribution systems in an effort to increase the speed of delivery of finished vehicles to dealers with a goal of reducing inventory and improving the reliability of delivery. Certain manufacturers are creating vehicle consolidation centers where rail traffic from numerous manufacturing plants is re-mixed for delivery to the dealers. In addition, manufacturers are creating new rail ramps in order to place vehicles in more central locations closer to the market but off the dealer lots. These new rail ramps may reduce the average length of haul for motor carriers of automobiles. In metropolitan areas, competition for traffic from the new rail ramps to the dealers may increase as local delivery carriers and equipment and driver leasing companies may become new competitors for the traffic. In addition, some parties may attempt to utilize drive-away operators or dealer pick-ups to deliver vehicles.

         Another recent development, which is beginning to have an impact on competition, is an increase in the use of fourth party logistics companies by automotive manufacturers. An example is the recently announced joint venture between Ford and Autogistics, Inc., a subsidiary of UPS Logistics. Ford has announced that it has enlisted Autogistics to oversee its delivery network whereby all Ford vehicles in North America will be shipped under the direction of Autogistics. Management of the Company believes that the formation of this joint venture will provide the Company with an opportunity to participate more in the long haul segment of the industry and improve the speed and reliability of vehicles delivered.

         Major motor carriers specializing in the delivery of new vehicles that are competitors of the Allied Automotive Group include Leaseway, Jack Cooper, Cassens, Hadley and E & L, all of which are privately held companies. Additionally, motor carriers utilizing non-union labor have increased.

10.      EMPLOYEES AND OWNER OPERATORS

         The Company has approximately 9,100 employees, including approximately 6,100 drivers. All drivers and shop and yard personnel are represented by various labor unions. The majority of Allied Automotive Group's employees are covered by the Master Agreement with the International Brotherhood of Teamsters ("IBT") which expires on May 31, 2003. The Master Agreement was entered into in June 1999 and provides for an increase of approximately 3% per year in wage and benefits in excess of the prior contract with the IBT. The compensation and benefits paid by Allied Automotive Group to union employees are established by union contracts. Allied Automotive Group also utilizes approximately 800 owner-operators, with approximately 200 driving exclusively for Allied Systems (Canada) Company, a subsidiary of Allied Automotive Group, in Canada and approximately 600 driving exclusively from terminals in the United States. The owner-operators are either paid a percentage of the revenues they generate or receive normal driver pay plus a truck allowance.

11.      REGULATION

         The Company is regulated in the United States by the United States Department of Transportation ("DOT") and various state agencies, and in Canada by the National Transportation Agency of Canada and various provincial transport boards. Truck and trailer length, height, width, maximum weight capacity and other specifications are regulated federally in the United States, as well as by individual states and provinces. In recent years, the automotive manufacturers have increased the percentage of vehicles that are light trucks as well as increased the size and weight of many vehicles. Due to the regulations on truck and trailer length, height, width and maximum weight capacity, the number of vehicles Allied Automotive Group delivers per load has decreased. Allied Automotive Group successfully negotiated rate increases on all of its sports utility and light truck business in 1999 to account for this reduction in the number of deliveries per load. Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. The DOT also regulates certain safety features incorporated in the design of Rigs. The motor carrier transportation industry is also subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating policies or influencing the demand for, and the cost of providing, services to shippers.

         In addition, the Company's terminal operations are subject to environmental laws and regulations enforced by federal, state, provincial and local agencies, including those related to the treatment, storage and disposal of wastes, and those related to the storage and handling of lubricants. The Company maintains regular ongoing testing programs for those underground storage tanks ("USTs") located at their terminals for compliance with environmental laws and regulations.

         12.      INDUSTRY OVERVIEW

         The following table summarizes historic new vehicle production and sales in the United States and Canada, the primary sources of the Company's revenues:

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                          1996      1997      1998      1999
                                                          ----      ----      ----      ----
NEW VEHICLE PRODUCTION (IN MILLIONS OF UNITS)
United States ....................................        11.5      11.8      11.6      12.6
Percent increase (decrease) over prior year ......        (0.9)%     2.6%     (1.7)%     8.6%
Canada ...........................................         2.4       2.5       2.5       3.0
Percent increase (decrease) over prior year ......         0.0%      4.2%      0.0%     20.0%
NEW VEHICLE SALES (IN MILLIONS OF UNITS)
United States ....................................        15.1      15.1      15.6      16.9
Percent increase (decrease) over prior year ......         2.5%      0.0%      3.3%      8.3%
Canada ...........................................         1.2       1.4       1.4       1.5
Percent increase (decrease) over prior year ......         3.5%     16.7%      0.0%      7.1%

         Domestic automotive manufacturing plants are typically dedicated to manufacturing a particular model or models. Vehicles destined for dealers within a radius of approximately 250 miles from the plant are usually shipped by truck. The remaining vehicles are shipped by rail to rail ramps throughout the United States and Canada where trucking companies handle final delivery to dealers. The rail or truck carrier is responsible for loading the vehicles on railcars or trailers and for any damages incurred while the vehicles are in the carrier's custody. Automobiles manufactured in Europe and Asia are shipped into the United States and Canada and usually are delivered directly to dealers from seaports by truck or shipped by rail to rail ramps and delivered by trucks to dealers. Vehicles transported are normally prepared for delivery in port processing centers, which involves cleaning and may involve installing accessories. The port processor releases the vehicles to the carrier which loads the vehicles and delivers them to a rail ramp or directly to dealers.

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements, including statements regarding, among other items, (i) the Company's plans, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company's management information systems, (iv) the Company's efforts to reduce costs, (v) the adequacy of the Company's sources of cash to finance its current and future operations and (vi) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially are the following: economic recessions or downturns in new vehicle production or sales; the highly competitive nature of the automotive distribution industry; dependence on the automotive industry; loss or reduction of revenues generated by the Company's major customers; the variability of quarterly results and seasonality of the automotive distribution industry; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; changes in regulatory requirements which are applicable to the Company's business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; risks associated with doing business in foreign countries; problems related to information technology systems and computations that must be made by the Company or its customers and vendors in 2000 or beyond; and the risk factors listed herein from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, its Annual Reports on Form 10-K.


ITEM 2.  PROPERTIES.

         The Company's executive offices are located in Decatur, Georgia, a suburb of Atlanta. The Company leases approximately 96,000 square feet of space for its executive offices, which is sufficient to permit the Company to conduct its operations. The Company operates from 121 terminals which are located at or near manufacturing plants, ports, and railway terminals. The Company currently owns 29 of its terminals. The Company leases the remainder of its facilities. Most of the leased facilities are leased on a year to year basis from railroads at rents that are not material to the Company.

         Over the past 10 years, changes in governmental regulations have gradually permitted the lengthening of Rigs from 55 to 75 feet. The Company has worked closely with manufacturers to develop specialized equipment to meet the specific needs of manufacturers.

         Allied Automotive Group's Rigs are maintained at 57 shops by approximately 570 maintenance personnel, including supervisors. Rigs are scheduled for regular preventive maintenance inspections. Each shop is equipped to handle repairs resulting from inspection or driver write up, including repairs to electrical systems, air conditioners, suspension, hydraulic systems, cooling systems, and minor engine repairs. Major engine overhaul and engine replacement can be handled at larger terminal facilities, while smaller terminals rely on outside vendors. The trend has been to use engine suppliers' outlets for engine repairs due to the long-term warranties obtained by the Company.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of vehicles. The Company does not believe that any of such pending litigation, if adversely determined, would have a material adverse effect on the Company.

         The Company is a defendant in a lawsuit (Gateway Development & Manufacturing, Inc. v. Commercial Carriers, Inc., et al, Index No. 1997/8920), pending in Supreme Court of Erie County, New York claiming that the Company tortiously interfered with a business transaction involving the plaintiff and a defendant in the action other than the Company. The Company has moved to dismiss all claims against the Company. If the Company is unsuccessful with its motion to dismiss, it intends to vigorously defend this case as it believes the claims against the Company are without merit. While the ultimate results of this litigation cannot be determined, management does not expect that the resolution of this proceeding will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE

Executive Officers of the Registrant

         The following table sets forth certain information regarding the executive officers of the Company and certain of its subsidiaries:

         Name                            Age                     Title
         ----                            ---                     -----
Robert J. Rutland                        58             Chairman and Director

Guy W. Rutland, III                      63             Chairman Emeritus and Director

A. Mitchell Poole, Jr.                   52             Vice-Chairman, Chief Executive Officer, and Director

Bernard O. De Wulf                       51             Vice-Chairman, Executive Vice-President and Director

Randall E. West                          51             President, Chief Operating Officer and Director

Guy W. Rutland, IV                       36             Senior Vice President of Operations of Allied
                                                        Automotive Group and Director

Joseph W. Collier                        57             Executive Vice-President, Planning and Development
                                                        and Director

Hugh E. Sawyer                           46             President of Allied Automotive Group

Douglas A. Lauer                         36             President of Link Information Systems

Daniel H. Popky                          35             Senior Vice President and Chief Financial Officer, and
                                                        President of Allied Industries

Herbert A. Terwilliger                   50             President of Haul Risk Management Services and Haul
                                                        Insurance Limited

Thomas M. Duffy                          39             Vice President, Corporate Affairs, General Counsel and
                                                        Secretary

         Mr. Rutland has been Chairman of the Company since December 1995 and was Chief Executive Officer from 1995 through December 1999. Mr. Rutland served as President and Chief Executive Officer of the Company from 1986 to December 1995. Prior to October 1993, Mr. Rutland was Chief Executive Officer of each of the Company's subsidiaries.

         Guy Rutland, III was elected Chairman Emeritus in December 1995. Mr. Rutland served as Chairman of the Board of the Company from 1986 to December 1995. Prior to October 1993, Mr. Rutland was Chairman or Vice Chairman of each of the Company's subsidiaries.

         Mr. Poole has been Vice-Chairman and Chief Executive Officer since January 2000. Mr. Poole was President, Chief Operating Officer, and Assistant Secretary of the Company from December 1995 through

December 1999. Prior to December 1995, Mr. Poole served as Executive Vice President and Chief Financial Officer of the Company. Mr. Poole continued to serve as Chief Financial Officer until November 1998. Mr. Poole joined Allied Systems, Ltd. in 1988 as Senior Vice President and Chief Financial Officer. He was appointed President of Allied Industries, Inc. in December 1990 and served in that capacity until December 1997. Prior to joining the Company in 1988, Mr. Poole was an audit partner with Arthur Andersen LLP, independent public accountants.

         Mr. De Wulf has been Vice Chairman and an Executive Vice President of the Company since October 1993. Prior to such time, Mr. De Wulf was Vice Chairman of each of the Company's subsidiaries. Mr. De Wulf was Vice Chairman of Auto Convoy from 1983 until 1988 when the Company and Auto Convoy became affiliated.

         Mr. West has been President and Chief Operating Officer of the Company since January 2000. Mr. West was the President of Axis Group from October 1997 through December 1999. Mr. West was President of Ryder Automotive Carrier Services, Inc. from January 1996 to October 1997 and Senior Vice President and General Manager of Ryder International from 1993 to 1995.

         Mr. Rutland, IV has been Senior Vice President - Operations of Allied Automotive Group since November 1997. Mr. Rutland was Vice President - Reengineering Core Team of Allied Automotive Group from November 1996 to November 1997. From January 1996 to November 1996 Mr. Rutland was Assistant Vice President of the Central and Southeast Region of Operations for Allied Systems, Ltd. From March 1995 to January 1996 Mr. Rutland was Assistant Vice President of the Central Division of Operations for Allied Systems, Ltd. From June 1994 to March 1995, Mr. Rutland was Assistant Vice President of the Eastern Division of Operations for Allied Systems, Ltd. From 1993 to June 1994 Mr. Rutland was assigned to special projects with an assignment in Industrial Relations/Labor Department and from 1988 to 1993, Mr. Rutland was Director of Performance Management.

         Mr. Collier has been Executive Vice-President of Planning and Development of the Company since January 2000. Mr. Collier was the President of Allied Automotive Group from December 1995 through December 1999. Mr. Collier had been Executive Vice President of Marketing and Sales and Senior Vice President of Allied Systems, Ltd. since 1991. Prior to joining the Company in 1979, Mr. Collier served in management positions with Bowman Transportation and also with the Federal Bureau of Investigation.

         Mr. Sawyer has been President of Allied Automotive Group since January 2000. Mr. Sawyer was President and Chief Executive Officer of National Linen Services, Inc from February 1996 through December 1999. Mr. Sawyer was President and Chief Executive Officer of Wells Fargo Armored Service Corporation, a subsidiary of Borg-Warner Corporation, from December 1995 to July 1998.

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

         Mr. Duffy has been Vice President, Corporate Affairs, General Counsel and Secretary of the Company since June 1998. From May 1997 to June 1998, Mr. Duffy was a partner with the law firm of Troutman Sanders LLP. Prior to May 1997, Mr. Duffy was a partner with the law firm of Peterson Dillard Young Asselin & Powell LLP.

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

         As of March 1, 2000, there were approximately 2,500 holders of the Company's common stock. The Company has paid no cash dividends in the last two years.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data presented below for each of the five years in the period ended December 31, 1999 are derived from the Company's Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                              -----------------------------------------------------------------
                                                                   1999           1998         1997         1996         1995
                                                              -----------    -----------    ---------    ---------    ---------
STATEMENT OF OPERATION DATA:
   Revenues                                                   $ 1,081,309    $ 1,026,799    $ 581,530    $ 392,547    $ 381,464
                                                              -----------    -----------    ---------    ---------    ---------
   Operating expenses:
      Salaries, wages and fringe benefits                         585,380        547,780      302,539      204,838      195,952
      Operating supplies and expenses                             185,541        169,498       96,206       62,880       62,179
      Purchased transportation                                    103,967        109,884       59,925       34,533       32,084
      Insurance and claims                                         48,252         40,339       22,737       16,849       16,022
      Operating taxes and licenses                                 41,288         40,779       23,028       16,122       16,564
      Depreciation and amortization                                58,019         53,327       33,340       26,425       25,431
      Rent expense                                                  8,974         10,072        5,720        4,975        5,354
      Communications and utilities                                  9,060          9,341        4,530        3,111        3,435
      Other operating expenses                                     10,945          7,429        6,812        4,219        3,522
      Acquisition related realignment(1)                               --             --        8,914           --           --
                                                              -----------    -----------    ---------    ---------    ---------
      Total operating expenses                                  1,051,426        988,449      563,751      373,952      360,543
                                                              -----------    -----------    ---------    ---------    ---------
   Operating Income                                                29,883         38,350       17,779       18,595       20,291
                                                              -----------    -----------    ---------    ---------    ---------
   Equity in earnings (loss) of joint ventures, net of tax          1,733           (470)          --           --           --
   Interest expense                                               (32,001)       (26,146)     (14,095)     (10,720)     (11,260)
   Interest income                                                  2,112          3,270          868          603          707
                                                              -----------    -----------    ---------    ---------    ---------
   Income before income taxes and extraordinary item                1,727         15,004        4,552        8,478       10,368
   Income tax provision                                              (178)        (6,527)      (2,150)      (3,557)      (4,222)
                                                              -----------    -----------    ---------    ---------    ---------
   Income before extraordinary item                                 1,549          8,477        2,402        4,921        6,146
   Extraordinary loss on early extinguishment of debt                  --             --           --         (935)          --
                                                              -----------    -----------    ---------    ---------    ---------
   Net Income                                                 $     1,549    $     8,477    $   2,402    $   3,986    $   6,146
                                                              ===========    ===========    =========    =========    =========

   Income before extraordinary item per share - basic         $      0.20    $      1.09    $    0.31    $    0.64    $    0.80
   Income before extraordinary item per share - diluted              0.20           1.08         0.31         0.64         0.80
   Net income per share - basic                                      0.20           1.09         0.31         0.52         0.80
   Net income per share - diluted                                    0.20           1.08         0.31         0.52         0.80
   Weighted average common shares outstanding - basic               7,810          7,747        7,728        7,725        7,725
   Weighted average common shares outstanding - diluted             7,851          7,846        7,810        7,725        7,725

Balance Sheet Data:
   Current assets                                             $   225,617    $   195,759    $ 149,673    $  49,202    $  50,421
   Current liabilities                                            128,771        145,730      157,679       48,494       43,257
   Total assets                                                   649,920        621,627      558,939      211,083      214,686
   Long-term debt & capital lease obligations, less
     current portion                                              330,101        291,096      228,003       93,708      106,634
   Stockholders' equity                                            66,914         62,853       57,328       56,709       53,022


(1) Represents a non-cash charge the Company recorded during 1997 to write down Company Rigs and terminal facilities that were idled or closed as a result of the Ryder Automotive Group Acquisition.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of expense items to revenues for the periods indicated:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                 1999        1998       1997
                                                                 -----       -----      -----
Revenues                                                         100.0%      100.0%     100.0%
                                                                 -----       -----      -----
Operating Expenses:
   Salaries, wages and fringe benefits                            54.1        53.3       52.0
   Operating supplies and expenses                                17.2        16.5       16.5
   Purchased transportation                                        9.6        10.7       10.3
   Insurance and claims                                            4.5         3.9        3.9
   Operating taxes and licenses                                    3.8         4.0        4.0
   Depreciation and amortization                                   5.4         5.2        5.7
   Rent expense                                                    0.8         1.0        1.0
   Communications and utilities                                    0.8         0.9        0.8
   Other operating expenses                                        1.0         0.8        1.2
   Acquisition related realignment                                 0.0         0.0        1.5
                                                                 -----       -----      -----
Total operating expenses                                          97.2        96.3       96.9
                                                                 -----       -----      -----
Operating income                                                   2.8         3.8        3.1
                                                                 -----       -----      -----
Other income(expense):
   Equity in earnings(loss) of joint ventures, net of tax          0.2        (0.1)        0.0
   Interest expense                                               (3.0)       (2.5)       (2.4)
   Interest income                                                 0.2         0.3         0.1
                                                                 -----       -----      -----
                                                                  (2.6)       (2.1)       (2.3)
                                                                 -----       -----      -----
Income before income taxes                                         0.2         1.5         0.8
Income tax provision                                              (0.0)       (0.7)       (0.4)
                                                                 -----       -----      -----
Net Income                                                         0.2%        0.8%        0.4%
                                                                 =====       =====      =====


         1999 Compared to 1998

         Revenues were $1.08 billion in 1999 compared to $1.03 billion in 1998, an increase of $54.5 million, or 5.3%. The increase in revenues was primarily the result of a 6.8% increase in the number of vehicles delivered due to increased new vehicle sales in the United States and Canada, together with rate increases implemented during the second half of 1999. Revenues from higher vehicle delivery volumes were offset by lower revenue per vehicle delivered due to a slightly lower average length of haul. Net income in 1999 was $1.5 million compared with net income of $8.5 million in 1998. Basic and diluted earnings per share for 1999 were $0.20, versus basic earnings per share of $1.09 and diluted earnings per share of $1.08 in 1998. Net income during 1999 was adversely impacted by the effect of reduced load averages.

         During 1999 the Company experienced a significant increase in the percentage of vehicles delivered that were light trucks as well as an overall increase in the size and weight of most vehicles delivered. Due to regulations on tractor and trailer length, height, width, and maximum weight capacity, this change in mix resulted in the number of vehicles delivered per load in 1999 being approximately 4% lower than in 1998. The change in mix negatively impacts operating results as revenue is realized on a per vehicle basis, thus the Company's revenue per load decreased. The Company estimates that operating income for 1999 was reduced by approximately $5 million per quarter as a result of the load average decline. Throughout the year, the Company discussed the load average decline with its customers. The Company has put into effect rate increases to offset the effect of the load average decline; however, the increases were in effect for only a portion of the year.

The operating ratio (operating expenses as a percentage of revenues) for 1999 was 97.2%, compared to 96.3% in 1998.

The following is a discussion of the changes in the Company's major expense categories:

Salaries, wages and fringe benefits increased from 53.3% of revenues in 1998 to 54.1% of revenues in 1999. The increase was primarily due to annual salary and benefit increases combined with inefficiencies resulting from the load average decline, which was offset by continued productivity and efficiency improvements.

Operating supplies and expenses increased from 16.5% of revenues in 1998 to 17.2% of revenues in 1999. The increase was due primarily to the inefficiencies that resulted in the decrease in load averages and certain one-time costs related to contingency planning for US labor negotiations that occurred in 1999, combined with the effect of higher fuel prices.

Purchased transportation decreased from 10.7% of revenues in 1998 to 9.6% of revenues in 1999. The decrease was due primarily to the decrease in the mix of loads hauled by owner-operators and other carriers versus company drivers. The number of owner-operators year-to-year was comparable; thus company drivers delivered the additional loads hauled by the Company.

Insurance and claims expense increased from 3.9% of revenues in 1998 to 4.5% of revenues in 1999. The increase was due primarily to an increase in the frequency of damage claims. The Company has put in place new quality initiatives to reduce the frequency of damage claims in 2000.

Operating taxes and licenses decreased from 4.0% of revenues in 1998 to 3.8% of revenues in 1999. This was due to a reduction in the number of active rigs operating during 1999 versus 1998 resulting from operating efficiencies realized in 1999.

Depreciation and amortization increased from 5.2% of revenues in 1998 to 5.4% of revenues in 1999. The increase was related to an increase in the Company's capital expenditures in 1999.

Rent expense decreased from 1.0% of revenues in 1998 to 0.8% of revenues in 1999. The decrease was due primarily to terminal closures related to the Ryder Acquisition Realignment.

Equity in earnings of joint ventures, net of tax, increased from a loss of $470,000, or 0.1% of revenues, in 1998 to earnings of $1.7 million, or 0.2% of revenues, in 1999. The increase was due to earnings from the Company's joint ventures in the United Kingdom "UK", which started operations in May 1999. Earnings from the UK ventures offset losses from the Company's Brazilian venture, which began operations in February 1998.

Interest expense increased from $26.2 million, or 2.5% of revenues, in 1998 to $32.0 million, or 3.0% of revenues, in 1999. The increase was due to higher long-term debt levels in 1999 versus 1998 and an increase in the interest rates on the Company's revolving credit facility.

Interest income decreased from 0.3% of revenues in 1998 to 0.2% of revenues in 1999. The decrease was due to lower investment income from the Company's captive insurance subsidiary, Haul Insurance Limited, which was a result of increasing interest rates in 1999 that lowered the value of the its bond portfolio.

The effective tax rate decreased from 43.5% of pre-tax income in 1998 to 10.3% of pre-tax income in 1999. This decrease was due solely to the equity in earnings of the joint ventures being presented net of taxes. Including income taxes on earnings from joint ventures, the effective tax rate was 43.5% in both 1998 and 1999.

1998 Compared to 1997

Revenues were $1.03 billion in 1998 compared to $581.5 million in 1997, an increase of $448.5 million, or 77%. The increase in revenues was primarily due to a 75% increase in the number of vehicles delivered. The number of vehicles delivered increased 71% because of the Ryder Automotive Group Acquisition and the inclusion of the Ryder Automotive Group's results since September 30, 1997, the date of the acquisition. The remaining increase in vehicle deliveries was primarily due to increased new vehicle sales in the United States together with rail-car shortages which led to increased deliveries by the Company's U.S. operations. Net income in 1998 was $8.5 million compared with net income of $2.4 million in 1997. Basic earnings per share for 1998 were $1.09 while diluted earnings per share were $1.08, versus basic and diluted earnings per share of $0.31 in 1997. The 1998 results were impacted by an eight-week work stoppage at most General Motors manufacturing plants. The Company estimates that the work stoppages reduced earnings in 1998 by approximately $0.75 per share. In addition, the 1998 results include a $0.15 per share charge relating to a voluntary early retirement program instituted in the fourth quarter. The 1997 results include a charge of $0.67 per share to write down Rigs and terminal facilities idled or closed as a result of the Ryder Automotive Group Acquisition. Excluding these unusual items, the significant increase in earnings in 1998 was primarily due to contributions from the Ryder Automotive Group acquisition.

The operating ratio (operating expenses as a percentage of revenues) for 1998 was 96.3%, compared to 96.9% in 1997. However, excluding the effect of the General Motors work stoppages and voluntary early retirement program costs in 1998 and the acquisition-related charge in 1997, the operating ratio improved from 95.4% in 1997 to 95.1% in 1998. The improvement in the operating ratio is due to the operating income contribution from the Ryder Automotive Group.

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

Purchased transportation increased from 10.3% of revenues in 1997 to 10.7% in 1998 primarily due to an increase in the number of vehicles hauled by other carriers for the Company as part of an exchange program to improve loaded miles.

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

Interest income increased from $0.9 million, or 0.1% of revenues in 1997, to $3.3 million, or 0.3% of revenues in 1998. The increase is due to an increase in earnings from the Company's captive insurance subsidiary, Haul Insurance Limited, due to increases in the amount of investments that were held by the Company's captive insurance company.

The income tax provision as a percentage of revenues increased from 0.4% in 1997 to 0.7% in 1998, however, the effective tax rate decreased from 47.2% of pre-tax income in 1997 to 43.5% of pre-tax income in 1998. The decrease in the effective tax rate was due to lower pre-tax income in 1997 because of the acquisition-related charge, which made non-deductible expenses a greater percentage of pre-tax income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of liquidity are funds provided by operations and borrowings under its revolving credit facility with a syndicate of banks. The Company's liquidity needs are for the acquisition and maintenance of Rigs and terminal facilities, the payment of operating expenses and the payment of interest on and repayment of long-term debt.

Net cash provided by operating activities totaled $25.6 million in 1998 versus $20.1 million in 1999. The decrease in cash provided by operating activities was primarily due to a $6.9 million reduction in net income during 1999, as well as an $8.3 million signing bonus, net of amortization, paid in 1999. The signing bonus was negotiated under the new US Teamsters Union Contract and was in lieu of a pay increase in the first year of the new contract. The signing bonus will be amortized over the life of the new contract. These decreases in operating cash flows were offset by a decline in the rate of increase in the receivables balance. The receivables balance increased in 1998 due to the change in payment terms with one of the Company's customers, and increased a lesser amount in 1999 due to higher revenues and additional receivables from the Company's customers for rate increases that went into effect in 1999 but had not been paid at year-end.

Net cash used in investing activities totaled $79.3 million in 1998 versus $66.2 million in 1999. The decrease was due primarily to a change in the investment portfolio mix of the Company's captive insurance company which increased short-term investments by $21.0 million and reduced cash and cash equivalents by a like amount in 1999. This was offset by an $11.9 million investment in Axis do Brasil in 1998. In addition, cash paid to purchase capital items decreased $16.8 million from 1998 to 1999. Total equipment expenditures in 1999 were comparable to the 1998 levels; however, the Company leased a portion of the new Rigs that were acquired in 1999.

Net cash provided by financing activities totaled $65.5 million in 1998 versus $37.7 million in 1999. The decrease was primarily due to additional borrowings from the Company's revolving credit facility in 1998 due to the losses associated with the General Motors work stoppages, the change in payment terms for a customer and the investment in Brazil. These decreases were offset by borrowings in 1999 to finance operations.

In connection with the acquisition of the Ryder Automotive Group, the Company refinanced its revolving credit facility, which was amended and restated in January 2000, with a syndicate of banks. The new revolving credit facility allows the Company to borrow, under a revolving line of credit, and issue letters of credit, up to the lesser of $230 million or a borrowing base amount that is determined based on a defined percentage of the Company's accounts receivable and equipment. The credit facility matures in September 2002 and the interest rate is, at the Company's option, either (i) the bank's base rate, as defined, or (ii) the bank's Eurodollar rate, as defined, as determined at the date of each borrowing, plus an applicable margin. The Company has the right to repay the outstanding debt under the credit facility, in whole or in part, without penalty or premium, subject to a limitation that prepayment of Eurodollar rate loans will be subject to a breakage penalty if prepaid other than on the last day of the applicable interest period. The Company will be subject to mandatory prepayment with a defined percentage of net proceeds from certain asset sales, new debt offerings and new equity offerings. The credit facility gives the Company the ability to reduce the commitment amount and the Company periodically reviews its borrowing needs. The Company had borrowings of $140.0 million outstanding under the revolving credit facility at December 31, 1999 bearing interest at a weighted average interest rate of 8.6%. In addition, the Company had approximately $2.5 million of letters of credit outstanding under its revolving credit facility at December 31, 1999.

The credit facility, the $150 million of 8 5/8% Senior Notes due in 2007, and the $40 million of 12% Senior Subordinated Notes due in 2003, set forth a number of affirmative, negative, and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, make dividend or other distributions, or enter into any merger or other consolidation transaction.

The financial covenants include the maintenance of a minimum consolidated tangible net worth, compliance with two leverage ratios and a coverage ratio and limitations on capital expenditures.

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

SHORT-TERM INVESTMENTS - The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at December 31, 1999, which are recorded at fair value of $44.3 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $4.4 million.

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

FUEL PRICES - The Company is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, changes in global demand, and global production. To reduce price risk caused by market fluctuations, the Company generally follows a policy of hedging a portion of its anticipated diesel fuel consumption. The instruments used are principally readily marketable exchange traded futures contracts that are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of diesel fuel. Gains and losses resulting from fuel hedging transactions are recognized when the underlying fuel being hedged is used. A 10% increase in diesel fuel prices would reduce pre-tax income by $4.0 million over the next fiscal year.

FOREIGN CURRENCY EXCHANGE RATES - Although the majority of the Company's operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investments in foreign subsidiaries translated into dollars using year-end exchange rates at December 31, 1999, is $84.6 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $8.5 million. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.


Year 2000

Year 2000 ("Y2K" ) issues were addressed by the Company. The Company, like most other major companies, addressed a universal problem commonly referred to as "Year 2000 Compliance," which related to the ability of computer programs and systems to properly recognize and process date sensitive information before and after January 1, 2000.

The Company analyzed its internal information technology ("IT") systems ("IT systems") to identify any computer programs that were not Year 2000 Compliant and implemented changes required to make such systems Year 2000 Compliant. The Company's critical IT systems functioned without substantial Year 2000 Compliance problems.

As of December 31, 1999, the Company's total incremental costs (historical plus estimated future costs) of addressing Y2K issues were estimated to be in the range of $5.0 million, of which approximately $4.1 million was incurred in 1999. The Company estimates that approximately 30% of the costs incurred in 1999 were internal costs, including compensation and benefits of employees assigned primarily to Y2K procedures. Internal costs addressing Y2K issues during 1998 were not material. These costs were funded through operating cash flow. The Company does not expect to incur material Y2K related costs in 2000.


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

         During 1999, SFAS No. 137 was issued which defers the effective date of SFAS No. 133 until fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt this statement in the first quarter of 2001. The Company has not yet quantified the impact of adopting SFAS No. 133 on the consolidated financial statements. This statement could increase volatility in earnings and other comprehensive income.


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required under this item is provided under the caption "Disclosures about Market Risks" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

                                    PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

                  (1)      Financial Statements:


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                             ----

         Report of Independent Public Accountants ......................................................      F-1

         Consolidated Balance Sheets at December 31, 1999 and 1998 .....................................      F-2

         Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997 ....      F-3

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
                  December 31, 1999, 1998, and 1997 ....................................................      F-4

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997 ....      F-5

         Notes to Consolidated Financial Statements ....................................................      F-6

                  (2)      Financial Statement Schedules:

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                              PAGE
                                                                                                              ----
         Report of Independent Public Accountants ......................................................      S-1

         Schedule II - Valuation and Qualifying Accounts for the Years Ended
           December 31, 1999, 1998 and 1997 ............................................................      S-2


All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

         (b)      Reports on Form 8-K.

                  (i) The Company filed a report on Form 8-K on October 25, 1999 regarding the issuance of a press release announcing the adoption of a stock repurchase plan.

                  (ii) The Company filed a report on Form 8-K on December 6, 1999 regarding the issuance of a press release in connection with the reorganization of certain aspects of management of the Company.


         (c)      Exhibits;


         (d)      Financial Statement Schedules

     SEPARATE FINANCIAL STATEMENTS OF SUBSIDIARIES' NOT CONSOLIDATED

     The 1999 financial statements of ANSA Logistics Limited required to be included in this report pursuant to Rule 3-09 of Regulation S-X, will be included in an amendment to this report to be filed within 90 days of the date of this report.

  Exhibit Index filed as part of this report

EXHIBIT DESCRIPTION
-------------------
(1)      3.1      Amended and Restated Articles of Incorporation of the Company.

         3.2      Amended and Restated Bylaws of the Company.

         3.3      Amendment to By-laws as of March 21, 2000.

(1)      4.1      Specimen Common Stock Certificate.

(6)      4.2      Indenture dated September 30, 1997 by and among the Company, the Guarantors and The First National Bank of Chicago, as
                  Trustee.

         4.3      $230 million Revolving Credit Agreement among Allied
                  Holdings, Inc. and BankBoston, N.A., individually and as Administrative Agent, et al., dated January 20, 2000.

         10.1 Form of the Company's Employment Agreement with executive officers.

(1)      10.2     The Company's Long Term Incentive Plan dated July 1993.

(2)      10.3     The Company's 401(k) Retirement Plan and Defined Benefit
                  Pension Plan and Trust.

(3)      10.4     Form of 12% Senior Subordinated Notes due February 1, 2003.

(4)      10.5     Agreement between the Company and Ford Motor Company, as
                  amended.

(5)      10.7     Agreement between the Company and General Motors Corporation.

(7)      10.8     Acquisition Agreement among Allied Holdings, Inc., AH
                  Acquisition Corp., Canadian Acquisition Corp., and Axis
                  International Incorporated and Ryder System, Inc. dated
                  August 20, 1997.

(8)      10.9     The Company's 1999 Employee Stock Purchase Plan.

         21.1     List of subsidiary corporations.

         23.1     Consent of Arthur Andersen LLP.

         24.1 Powers of Attorney (included within the signature pages of this Report).

         27.1     Financial Data Schedule (for SEC use only).

----------------------

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

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(4) Incorporated by reference from form 10-Q filed with the Commission on November 12, 1999. Portions of the agreement are omitted pursuant to a request for confidential treatment granted by the Commission.

(5) Incorporated by reference from Form 10-K filed with the Commission on March 30, 1999. Portions of the agreement are omitted pursuant to a request for confidential treatment granted by the Commission.

(6) Incorporated by reference from Registration Statement (File Number 33-37113) as filed with the SEC on October 3, 1997.

(7) Incorporated by reference from Form 8-K filed with the Commission on August 29, 1997. Portions of the agreement are omitted pursuant to a request for confidential treatment granted by the Commission.

(8) Incorporated by reference from Registration Statement (File Number 333-72053) as filed with the SEC on February 9, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ALLIED HOLDINGS, INC.

Date: March 27, 2000         By: /s/ Robert J. Rutland
     ----------------------      ------------------------------------------------------
                             Robert J. Rutland, Chairman



Date: March 27, 2000         By: /s/ A. Mitchell Poole, Jr.
     ----------------------      ------------------------------------------------------
                             A. Mitchell Poole, Jr., Vice-Chairman and Chief Executive
                             Officer


Date: March 27, 2000         By: /s/ Daniel H. Popky
     ----------------------      ------------------------------------------------------
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

        Signature                                     Title                                  Date
        ---------                                     -----                                  ----

/s/ Robert J. Rutland                                                                   3-27-00
--------------------------                  Chairman and Director                    ------------------
Robert J. Rutland

/s/ Guy W. Rutland, III                                                                 3-27-00
--------------------------                  Chairman Emeritus and Director           ------------------
Guy W. Rutland, III

/s/ A. Mitchell Poole, Jr.                                                              3-27-00
--------------------------                  Vice-Chairman, Chief Executive           ------------------
A. Mitchell Poole, Jr.                      Officer and Director



--------------------------                  Vice Chairman, Executive Vice            ------------------
Bernard O. De Wulf                          President, and Director

/s/ Joseph W. Collier                                                                   3-27-00
--------------------------                  Executive Vice-President and Director    ------------------
Joseph W. Collier

/s/ Randall E. West                                                                     3-27-00
--------------------------                  President, Chief Operating Officer and   ------------------
Randall E. West                             Director

/s/ David G. Bannister                                                                  3-27-00
--------------------------                  Director                                 ------------------
David G. Bannister

/s/ Robert R. Woodson                                                                   3-27-00
--------------------------                  Director                                 ------------------
Robert R. Woodson

/s/ William P. Benton                                                                   3-27-00
--------------------------                  Director                                 ------------------
William P. Benton

/s/ Berner F. Wilson, Jr.                                                               3-27-00
--------------------------                  Director                                 ------------------
Berner F. Wilson, Jr.

/s/ Guy W. Rutland, IV                                                                  3-27-00
--------------------------                  Director                                 ------------------
Guy W. Rutland, IV

ALLIED HOLDINGS, INC. AND SUBSIDIARIES


Consolidated Financial Statements
as of December 31, 1999 and 1998
Together With Auditors' Report

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Allied Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of ALLIED HOLDINGS, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP
-----------------------
ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 11, 2000

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                 (IN THOUSANDS)

                                                   ASSETS

                                                                                   1999               1998
                                                                                ---------          ---------

CURRENT ASSETS:
   Cash and cash equivalents                                                    $  13,984          $  21,977
   Short-term investments                                                          44,325             23,323
   Receivables, net of allowance for doubtful accounts of
     $1,508 and $1,545 in 1999 and 1998, respectively                             121,058            103,968
   Inventories                                                                      7,949              6,788
   Deferred tax assets                                                             16,119             20,773
   Prepayments and other current assets                                            22,182             18,930
                                                                                ---------          ---------
            Total current assets                                                  225,617            195,759
                                                                                ---------          ---------
PROPERTY AND EQUIPMENT, NET                                                       287,838            297,530
                                                                                ---------          ---------
OTHER ASSETS:
   Goodwill, net                                                                   93,104             94,577
   Other                                                                           43,361             33,761
                                                                                ---------          ---------
            Total other assets                                                    136,465            128,338
                                                                                ---------          ---------
            Total assets                                                        $ 649,920          $ 621,627
                                                                                =========          =========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                         $     185          $   2,746
   Trade accounts payable                                                          42,931             42,196
   Accrued liabilities                                                             85,655            100,788
                                                                                ---------          ---------
            Total current liabilities                                             128,771            145,730
                                                                                ---------          ---------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                           330,101            291,096
                                                                                ---------          ---------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                        11,973             11,165
                                                                                ---------          ---------
DEFERRED INCOME TAXES                                                              37,409             39,953
                                                                                ---------          ---------
OTHER LONG-TERM LIABILITIES                                                        74,752             70,830
                                                                                ---------          ---------
COMMITMENTS AND CONTINGENCIES (NOTES 5, 7, AND 8)

STOCKHOLDERS' EQUITY:
   Common stock, no par value; 20,000 shares authorized,
   7,997 and 7,878 shares outstanding at December 31,
   1999 and 1998, respectively                                                          0                  0
   Additional paid-in capital                                                      44,437             43,614
   Treasury stock, 29 shares at cost at December 31, 1999                            (186)                 0
   Retained earnings                                                               26,903             25,354
   Accumulated other comprehensive income, net of tax                              (4,240)            (6,115)
                                                                                ---------          ---------
            Total stockholders' equity                                             66,914             62,853
                                                                                ---------          ---------
            Total liabilities and stockholders' equity                          $ 649,920          $ 621,627
                                                                                =========          =========


       The accompanying notes are an integral part of these consolidated balance sheets.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        1999                1998                1997
                                                                    -----------         -----------         -----------

REVENUES                                                            $ 1,081,309         $ 1,026,799         $   581,530
                                                                    -----------         -----------         -----------
OPERATING EXPENSES:
   Salaries, wages, and fringe benefits                                 585,380             547,780             302,539
   Operating supplies and expenses                                      185,541             169,498              96,206
   Purchased transportation                                             103,967             109,884              59,925
   Insurance and claims                                                  48,252              40,339              22,737
   Operating taxes and licenses                                          41,288              40,779              23,028
   Depreciation and amortization                                         58,019              53,327              33,340
   Rent expense                                                           8,974              10,072               5,720
   Communications and utilities                                           9,060               9,341               4,530
   Other operating expenses                                              10,945               7,429               6,812
   Acquisition related realignment                                            0                   0               8,914
                                                                    -----------         -----------         -----------
            Total operating expenses                                  1,051,426             988,449             563,751
                                                                    -----------         -----------         -----------
            Operating income                                             29,883              38,350              17,779
                                                                    -----------         -----------         -----------
OTHER INCOME (EXPENSE):
   Equity in earnings (loss) of joint
     ventures, net of tax                                                 1,733                (470)                  0
   Interest expense                                                     (32,001)            (26,146)            (14,095)
   Interest income                                                        2,112               3,270                 868
                                                                    -----------         -----------         -----------
                                                                        (28,156)            (23,346)            (13,227)
                                                                    -----------         -----------         -----------
INCOME BEFORE INCOME TAXES                                                1,727              15,004               4,552

INCOME TAX PROVISION                                                       (178)             (6,527)             (2,150)
                                                                    -----------         -----------         -----------
NET INCOME                                                          $     1,549         $     8,477         $     2,402
                                                                    ===========         ===========         ===========

PER COMMON SHARE:
   Net income per common share--basic                               $      0.20         $      1.09         $      0.31
                                                                    ===========         ===========         ===========

   Net income per common share--diluted                             $      0.20         $      1.08         $      0.31
                                                                    ===========         ===========         ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                                  7,810               7,747               7,728
                                                                    ===========         ===========         ===========

   Diluted                                                                7,851               7,846               7,810
                                                                    ===========         ===========         ===========

The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                 (IN THOUSANDS)


                                                                                    COMMON STOCK           ADDITIONAL
                                                               COMPREHENSIVE    ----------------------      PAID-IN       TREASURY
                                                                  INCOME         SHARES        AMOUNT       CAPITAL         STOCK
                                                               --------------   --------      --------     -----------    --------
BALANCE, DECEMBER 31, 1996                                                        7,810              0      $ 42,977      $      0

   Net income                                                    $  2,402             0              0             0             0
   Other comprehensive income--foreign currency
      translation adjustment, net of income taxes of
      $1,331                                                       (2,083)            0              0             0             0
                                                                 --------
   Comprehensive income                                          $    319
                                                                 ========
   Nonqualified options exercised                                                    17              0           163             0
   Restricted stock, net                                                             (8)             0           137             0
                                                                               --------       --------      --------      --------
BALANCE, DECEMBER 31, 1997                                                        7,819              0        43,277             0

   Net income                                                    $  8,477             0              0             0             0
   Other comprehensive income--foreign currency
      translation adjustment, net of income taxes of
      $2,089                                                       (3,289)            0              0             0             0
                                                                 --------
   Comprehensive income                                          $  5,188
                                                                 ========
   Issuance of common stock                                                           1              0            22             0
   Nonqualified options exercised                                                     3              0            24             0
   Restricted stock, net                                                             55              0           291             0
                                                                               --------       --------      --------      --------
BALANCE, DECEMBER 31, 1998                                                        7,878              0        43,614             0

   Net income                                                    $  1,549             0              0             0             0
   Other comprehensive income--foreign currency
      translation adjustment, net of income taxes of
      $1,432                                                        1,875             0              0             0             0
                                                                 --------
   Comprehensive income                                          $  3,424
                                                                 ========
   Issuance of common stock                                                          71              0           415             0
   Nonqualified options exercised                                                     3              0            27             0
   Repurchases of common stock                                                      (29)             0             0          (186)
   Restricted stock, net                                                             74              0           381             0
                                                                               --------       --------      --------      --------
BALANCE, DECEMBER 31, 1999                                                        7,997       $      0      $ 44,437      $   (186)
                                                                               ========       ========      ========      ========


                                                                               ACCUMULATED
                                                                                 OTHER
                                                                  RETAINED    COMPREHENSIVE
                                                                  EARNINGS       INCOME         TOTAL
                                                                  --------    -------------    --------

BALANCE, DECEMBER 31, 1996                                        $ 14,475      $   (743)      $ 56,709

   Net income                                                        2,402             0          2,402
   Other comprehensive income--foreign currency
      translation adjustment, net of income taxes of
      $1,331                                                             0        (2,083)        (2,083)
   Comprehensive income
   Nonqualified options exercised                                        0             0            163
   Restricted stock, net                                                 0             0            137
                                                                  --------      --------       --------
BALANCE, DECEMBER 31, 1997                                          16,877        (2,826)        57,328

   Net income                                                        8,477             0          8,477
   Other comprehensive income--foreign currency
      translation adjustment, net of income taxes of
      $2,089                                                             0        (3,289)        (3,289)
   Comprehensive income
   Issuance of common stock                                              0             0             22
   Nonqualified options exercised                                        0             0             24
   Restricted stock, net                                                 0             0            291
                                                                  --------      --------       --------
BALANCE, DECEMBER 31, 1998                                          25,354        (6,115)        62,853

   Net income                                                        1,549             0          1,549
   Other comprehensive income--foreign currency
      translation adjustment, net of income taxes of
      $1,432                                                             0         1,875          1,875
   Comprehensive income
   Issuance of common stock                                              0             0            415
   Nonqualified options exercised                                        0             0             27
   Repurchases of common stock                                           0             0           (186)
   Restricted stock, net                                                 0             0            381
                                                                  --------      --------       --------
BALANCE, DECEMBER 31, 1999                                        $ 26,903      $ (4,240)      $ 66,914
                                                                  ========      ========       ========


The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                 (IN THOUSANDS)


                                                                              1999          1998          1997
                                                                            -------       -------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $ 1,549       $ 8,477       $  2,402
                                                                            -------       -------       --------
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                       58,019        53,327         33,340
         Loss (gain)on sale of property and equipment                           628           (32)           141
         Acquisition related realignment                                          0             0          8,914
         Payment of teamsters union signing bonus, net of
            amortization                                                     (8,298)            0              0
         Equity in (income) loss, net of tax of joint ventures               (1,733)          470              0
         Compensation expense related to restricted stock grants                 33           291             75
         Deferred income taxes                                                  718         1,852          2,990
         Change in operating assets and liabilities, excluding
            effect of businesses acquired:
               Receivables, net                                             (16,123)      (30,321)        (4,314)
               Inventories                                                   (1,090)       (1,505)           382
               Prepayments and other current assets                          (3,102)        2,384          1,216
               Trade accounts payable                                           359         6,366          2,296
               Accrued liabilities                                          (10,839)      (15,751)           474
                                                                            -------       -------       --------
                 Total adjustments                                           18,572        17,081         45,514
                                                                            -------       -------       --------
                 Net cash provided by operating activities                   20,121        25,558         47,916
                                                                            -------       -------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (45,027)      (61,868)       (27,243)
   Proceeds from sale of property and equipment                               2,749           606            953
   Purchase of businesses, net of cash acquired                              (1,879)         (942)      (123,492)
   Investment in joint ventures                                                (306)      (11,920)             0
   Increase in short-term investments                                       (21,002)       (3,783)       (11,020)
   Increase in the cash surrender value of life insurance                      (773)       (1,373)        (2,451)
                                                                            -------       -------       --------
                 Net cash used in investing activities                      (66,238)      (79,280)      (163,253)
                                                                            -------       -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of long-term debt, net                                           36,444        62,859        133,052
   Proceeds from exercise of stock options                                       27            24            163
   Proceeds from issuance of common stock                                       415             0              0
   Repurchase of common stock                                                  (186)            0              0
   Other, net                                                                   971         2,613         (9,277)
                                                                            -------       -------       --------
                 Net cash provided by financing activities                   37,671        65,496        123,938
                                                                            -------       -------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                    453          (327)           (44)
                                                                            -------       -------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (7,993)       11,447          8,557

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               21,977        10,530          1,973
                                                                            -------       -------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $13,984       $21,977       $ 10,530
                                                                            =======       =======       ========

        The accompanying notes are an integral part of these statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997



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

    The Company acquired Ryder Automotive Carrier Services, Inc. and RC Management Corp. (collectively, "Ryder Automotive Carrier Group") on September 30, 1997 (Note 2), resulting in the Company becoming the largest motor carrier of automobiles and light trucks in North America.

    The Company has four additional operating divisions: Allied Industries, Inc. ("Allied Industries"), Haul Insurance Limited ("Haul"), Link Information Systems, Inc. ("Link"), and Haul Risk Management Services, Inc. ("Risk Management"), which provide services to Allied Automotive Group, Axis Group, and the other subsidiaries of the Company. Allied Industries provides administrative, financial, and other related services. Haul, a captive insurance company, was formed for the purpose of insuring general liability, automobile liability, and workers' compensation for the Company. Link provides information systems hardware, software, and support. Risk Management was incorporated in 1997 and offers a range of risk management and claims administration services.


 2. ACQUISITION OF RYDER AUTOMOTIVE CARRIER GROUP

    On September 30, 1997, the Company completed the acquisition of Ryder Automotive Carrier Group from Ryder System, Inc. for approximately $114.5 million in cash, subject to postclosing adjustments. The acquisition has been accounted for under the purchase method, and accordingly, the operating results of Ryder Automotive Carrier Group have been included in the accompanying financial statements since the date of the acquisition.

    In conjunction with the acquisition, the Company issued $150,000,000 of 8 5/8% senior notes (the "Senior Notes") in order to finance the acquisition, pay related fees and expenses, and reduce borrowings (Note 6). Upon completion of the acquisition, the Company recorded a pretax charge of approximately $8.9 million (the "Acquisition Charge") to write down Company rigs and terminal facilities that were idled or closed as a result of the acquisition. During 1999 and 1998, the Company paid approximately $1,950,000 and $5,887,977, respectively, against the Acquisition Charge related to employee severance and in 1997 charged approximately $7,412,000 to the Acquisition Charge to write-down rigs and terminal facilities that were idled or closed as a result of the acquisition.

    The following unaudited pro forma results of operations for the year ended December 31, 1997 assumes that the acquisition of Ryder Automotive Carrier Group and the Senior Notes offering had occurred on January 1, 1997. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been consummated on January 1, 1997 nor are they intended to be a projection of future results from combined operations (in thousands, except per share data).

                                                               1997
                                                            ----------
Revenues                                                    $1,044,875
Operating income                                                43,904
Income before extraordinary item                                15,515
Net income                                                      15,515
Income per share before extraordinary item:
    Basic                                                   $     2.01
    Diluted                                                 $     1.99
Net income per share:
    Basic                                                   $     2.01
    Diluted                                                 $     1.99
Weighted average common shares outstanding                       7,728


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

    PREPAYMENTS AND OTHER CURRENT ASSETS

    Prepayments and other current assets consist of the following at December 31, 1999 and 1998 (in thousands):


                                                          1999          1998
                                                        --------      --------

    Tires on tractors and trailers                      $ 13,506      $ 13,378
    Prepaid insurance                                        865         1,355
    Other                                                  7,811         4,197
                                                        --------      --------
                                                        $ 22,182      $ 18,930
                                                        ========      ========

    TIRES ON TRACTORS AND TRAILERS

    New tires on tractors and trailers are capitalized and amortized to operating supplies and expenses on a cents per mile basis.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed currently. Depreciation is provided using the straight-line method for financial reporting and accelerated methods for income tax purposes. The detail of property and equipment at December 31, 1999 and 1998 is as follows (in thousands):


                                                                        1999                1998           Useful Lives
                                                                    -----------         -----------         -----------

    Tractors and trailers                                           $   395,288         $   367,380         4 to 10 years
    Buildings and facilities (including
        leasehold improvements)                                          51,033              46,322         4 to 25 years
    Land                                                                 17,722              17,772

    Furniture, fixtures, and equipment                                   34,041              23,677         3 to 10 years
    Service cars and equipment                                            2,879               2,309         3 to 10 years
                                                                    -----------         -----------
                                                                        500,963             457,460
    Less accumulated depreciation and amortization                      213,125             159,930
                                                                    -----------         -----------
                                                                    $   287,838         $   297,530
                                                                    ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                                                               1999            1998           1997
                                                                              -------         -------        -------

    Cash paid during the year for interest                                    $31,982         $24,540       $   9,189
    Cash paid during the year for income taxes, net of refunds                  1,056             378             278
    Liabilities assumed in connection with businesses acquired*                     0               0        (170,745)

         *Includes trade accounts payable, accrued liabilities, postretirement benefits other than pensions, deferred income taxes, and other long-term liabilities.

    GOODWILL

    The acquisition of Ryder Automotive Carrier Group resulted in goodwill of approximately $68,079,000. Goodwill related to the acquisition is being amortized on a straight-line basis over 40 years. Other goodwill is being amortized on a straight-line basis over 20 to 30 years. Amortization (included in depreciation and amortization expense) for the years ended December 31, 1999, 1998, and 1997 amounted to approximately $3,466,000, $3,235,000, and $2,086,000, respectively. Accumulated amortization was approximately $10,930,000 and $7,164,000 at December 31, 1999 and 1998,
    respectively. The Company periodically evaluates the realizability of goodwill based on expectations of nondiscounted cash flows and operating income for each subsidiary having a material goodwill balance. In the opinion of management, no impairment of goodwill exists at December 31, 1999.

    CASH SURRENDER VALUE OF LIFE INSURANCE

    The Company maintains life insurance policies for certain employees of the Company. Under the terms of the policies, the Company will receive, upon the death of the insured, the lesser of aggregate premiums paid or the face amount of the policy. Any excess proceeds over premiums paid are remitted to the employee's beneficiary. The Company records the increase in cash surrender value each year as a reduction of premium expense. The Company has recorded approximately $8,723,000 and $7,950,000 of cash surrender value as of December 31, 1999 and 1998, respectively, included in other assets on the accompanying balance sheets.

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

    RECLASSIFICATION

    Certain amounts in the December 31, 1999 and 1998 financial statements have been reclassified to conform to the current year presentation.

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

         SHORT-TERM INVESTMENTS

         The Company's short-term investments are comprised of debt and equity securities, all classified as trading securities, which are carried at their fair value based on the quoted market prices of those investments. Accordingly, net realized and unrealized gains and losses on trading securities are included in net earnings.

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

    The asset and (liability) amounts recorded in the balance sheet and the estimated fair values of financial instruments at December 31, 1999 consisted of the following (in thousands):


                                                                    CARRYING             FAIR
                                                                     AMOUNT              VALUE
                                                                    --------            -------

        Cash and cash equivalents                                   $ 13,984           $ 13,984
        Short-term investments                                        44,325             44,325
        Long-term debt                                              (330,101)          (330,101)
        Fuel hedging contracts                                             0                411

ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31, 1999 and 1998 (in thousands):

                                                                      1999                1998
                                                                    --------            --------

        Wages and benefits                                          $ 39,728            $ 46,615
        Claims and insurance reserves                                 24,691              23,158
        Other                                                         21,236              31,015
                                                                    --------            --------
                                                                    $ 85,655            $100,788
                                                                    ========            ========

    The long-term portion of claims and insurance reserves is included in the balance sheets as other long-term liabilities and amounts to approximately $74,073,000 and $69,475,000 at December 31, 1999 and 1998, respectively.

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

    Most reserves for self-insured workers' compensation, automobile, and general liability losses are based on actuarial estimates that are discounted at 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. The undiscounted amount of the reserves for claims and insurance at December 31, 1999 and 1998 was approximately $103,365,000 and $97,114,000, respectively. The claims and insurance reserves are adjusted periodically as such claims mature to reflect changes in actuarial estimates based on actual experience.

    The estimated costs of all known and potential losses are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims.

    COMPREHENSIVE INCOME

    In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustment, net of income taxes, in the accompanying consolidated statements of changes in stockholders' equity. The accompanying statement of stockholders' equity for the year ended December 31, 1997 has been restated to conform to the statement requirements.

    INCOME TAXES

    The Company follows the practice of providing for income taxes based on SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns (Note 4).

    EQUITY INVESTMENTS

    During 1999 and 1998, Axis Group completed the formation of three joint ventures for the purpose of managing the distribution of vehicles in the United Kingdom and Brazil. Axis Group initially invested $10,395,000 in the ventures. The Company is accounting for the investments under the equity method of accounting with its share of the ventures' earnings or loss reflected as equity in earnings (loss) of joint ventures in the consolidated statements of operations. The related equity investments are included in other assets in the accompanying consolidated balance sheets.

    The majority of the Company's equity in earnings of joint ventures in 1999 was derived from its joint venture in the United Kingdom, Ansa Logistics Limited. Summarized financial information of Ansa Logistics Limited as of December 31, 1999 and the year then ended is as follows (in thousands):

                                                                         1999
                                                                       -------

                 Current assets                                        $21,652
                 Other assets                                            7,235
                                                                       -------
                               Total assets                            $28,887
                                                                       =======

                 Current liabilities                                   $25,273
                                                                       =======

                 Revenues                                              $85,345
                                                                       =======
                 Operating income                                      $ 5,758
                                                                       =======
                 Income from continuing operations                     $ 5,703
                                                                       =======
                 Net income                                            $ 3,614
                                                                       =======

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


                                                                         1999                1998                1997
                                                                       --------            --------            --------

    Weighted average number of common shares
         outstanding--basic earnings per share                            7,810               7,747               7,728
    Effect of potentially dilutive shares outstanding                        41                  99                  82
                                                                       --------            --------            --------
    Weighted average number of common shares
         outstanding--diluted earnings per share                          7,851               7,846               7,810
                                                                       ========            ========            ========

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

    During 1999, SFAS No. 137 was issued which defers the effective date of SFAS No. 133 until fiscal quarters of all fiscal years beginning after June 15,

    2000. The Company will adopt this statement in the first quarter of 2001. The Company has not yet quantified the impact of adopting SFAS No. 133 on the consolidated financial statements. This statement could increase volatility in earnings and other comprehensive income.


    4. INCOME TAXES

    The following summarizes the components of the income tax provision (in thousands):

                                                                      1999                1998                1997
                                                                    --------            --------            --------

    Current:
        Federal                                                     $     10            $    (38)           $   (874)
        State                                                           (239)                795                 110
        Foreign                                                        1,058               1,316                 340

    Deferred:
        Federal                                                       (3,533)              3,319               3,148
        State                                                         (1,402)                215                 415
        Foreign                                                        4,284                 920                (989)
                                                                    --------            --------            --------

                  Total income tax provision                        $    178            $  6,527            $  2,150
                                                                    ========            ========            ========

The provision for income taxes differs from the amounts computed by applying federal statutory rates due to the following (in thousands):

                                                                                1999             1998             1997
                                                                              --------         --------         --------

    Provision computed at the federal statutory rate                          $    587         $  5,101         $  1,548
    State income taxes, net of federal income tax effects                       (1,083)             667              346
    Insurance premiums, net of recovery                                            101                0              258
    Amortization of goodwill                                                       423              405              274
    Earnings (losses) in jurisdictions taxed at rates different from
        the statutory U.S. federal rate                                          1,024             (121)            (166)
    Equity income in affiliates, reflected net of tax                           (1,014)               0                0
    Other, net                                                                     140              475             (110)
                                                                              --------         --------         --------
                  Total income tax provision                                  $    178         $  6,527         $  2,150
                                                                              ========         ========         ========

The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 1999 and 1998 is as follows (in thousands):

                                                                                  1999            1998
                                                                                --------        --------

        Deferred tax assets:
            Claims and insurance expense                                        $ 19,729        $ 23,316
            Accrued compensation expense                                           7,179           6,290
            Postretirement benefits                                                5,045           4,567
            Other liabilities not currently deductible                             3,599           3,934
            Tax carryforwards                                                     15,516           9,625
            Other, net                                                             4,729           7,136
                                                                                --------        --------
                      Total deferred tax assets                                   55,797          54,868
                                                                                --------        --------
        Deferred tax liabilities:
           Prepaids currently deductible                                          (5,704)         (2,469)
           Depreciation and amortization                                         (65,115)        (67,143)
           Postemployment benefits                                                (1,192)           (299)
           Other, net                                                             (5,076)         (4,137)
                                                                                --------        --------
                      Total deferred tax liabilities                             (77,087)        (74,048)
                                                                                --------        --------
        Net deferred tax liabilities                                            $(21,290)       $(19,180)
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


 5. LEASE COMMITMENTS

    RELATED PARTIES

    The Company leased office space through December 1997 from a related party under a lease which was to expire in 2003. In the opinion of management, the terms of this lease were as favorable as those which could be obtained from unrelated lessors. On December 31, 1997, this space was sold to an unrelated party, and a new and revised agreement was signed effective January 1, 1998 which extends the lease term through 2007. Rental expense under the noncancelable, related party lease amounted to approximately $1,456,000 in 1997.

    UNRELATED PARTIES

    The Company leases equipment, office space, and certain terminal facilities from unrelated parties under noncancelable operating lease agreements which expire in various years through 2007. Rental expenses under these leases amounted to approximately $9,118,000, $6,540,000, and $4,277,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

    The Company also leases certain terminal facilities from unrelated parties under cancelable leases (i.e., month-to-month terms). The total rental expenses under these leases were approximately $3,686,000, $5,187,000, and $2,198,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

    During 1999, the Company entered into a sublease agreement with a third party for a leased building obtained in connection with the Ryder Automotive Carrier acquisition. The Company's commitment under the lease expires in 2006. The sublease agreement with the third party expires in 2004. Total sublease income earned during 1999 was approximately $623,000.

    Future minimum rental commitments and related sublease income under all noncancelable operating lease agreements, excluding lease agreements that expire within one year, are as follows as of December 31, 1999 (in thousands):

                                                                                       SUBLEASE
                                                                   COMMITMENTS          INCOME
                                                                   -----------        ----------

                 2000                                              $    10,479        $      936
                 2001                                                   10,368               961
                 2002                                                    9,022               986
                 2003                                                    8,403             1,011
                 2004                                                    8,002               361
                 Thereafter                                             13,391                 0
                                                                   -----------        ----------
                               Total                               $    59,665        $    4,255
                                                                   ===========        ==========

 6. LONG-TERM DEBT

    Long-term debt consisted of the following at December 31, 1999 and 1998 (in thousands):

                                                                                   1999                1998
                                                                                ----------          ----------

    Revolving credit facility                                                   $  140,000          $  100,837
    Senior notes                                                                   150,000             150,000
    Senior subordinated notes                                                       40,000              40,000
    Other                                                                              286               3,005
                                                                                ----------          ----------
                                                                                   330,286             293,842

    Less current maturities of long-term debt                                         (185)             (2,746)
                                                                                ----------          ----------
                                                                                $  330,101          $  291,096
                                                                                ==========          ==========

    In September 1997, the Company issued $150,000,000 of Senior Notes through a private placement. Subsequently, the Senior Notes were registered with the Securities and Exchange Commission. The Senior Notes mature October 1, 2007 and bear interest at 8 5/8% annually. Interest on the Senior Notes is payable semiannually in arrears on April 1 and October 1 of each year.

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

    Concurrent with the issuance of the Senior Notes, the Company closed on a revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility was subsequently amended and restated in January 2000. The Revolving Credit Facility allows the Company to borrow under a revolving line of credit and to issue letters of credit up to the lesser of $230,000,000 or a borrowing base amount, as defined in the Revolving Credit Facility. Annual commitment fees are due on the undrawn portion of the commitment. Amounts outstanding under the Revolving Credit Facility mature in 2002. The interest rate for the Revolving Credit Facility is, at the Company's option, either (i) the bank's base rate, as defined, or (ii) the bank's Eurodollar rate, as defined, as determined at the date of each borrowing, plus an applicable margin.

    Borrowings under the Revolving Credit Facility are secured by a first priority security interest on assets (other than real estate) of the Company and certain of its subsidiaries, including a pledge of stock of certain subsidiaries. In addition, certain subsidiaries of the Company jointly and severally guarantee the obligations of the Company under the Revolving Credit Facility.

    The Revolving Credit Facility sets forth a number of affirmative, negative, and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, make dividend or other distributions, or enter into any merger or other consolidation transaction. The financial covenants include the maintenance of a minimum consolidated net worth, compliance with two leverage ratios and a coverage ratio, and limitations on capital expenditures.

    In February 1996, the Company issued $40,000,000 of senior subordinated notes ("Senior Subordinated Notes") through a private placement. The Senior Subordinated Notes mature February 1, 2003 and bear interest at 12% annually. Proceeds from the Senior Subordinated Notes were used to reduce outstanding company borrowings.

    Future maturities of long-term debt are as follows at December 31, 1999 (in thousands):

                 2000                                         $    185
                 2001                                              101
                 2002                                          140,000
                 2003                                           40,000
                 2004                                                0
                 Thereafter                                    150,000
                                                              --------
                                                              $330,286
                                                              ========

    At December 31, 1999, the weighted average interest rate on borrowings under the Revolving Credit Facility was 8.6%, and approximately $2,500,000 was committed under letters of credit. At December 31, 1999, the Company had available borrowings under the Revolving Credit Facility of approximately $83,000,000.

 7. EMPLOYEE BENEFITS

    PENSION AND POSTRETIREMENT BENEFIT PLANS

    The Company maintains the Allied Defined Benefit Pension Plan, a trusteed noncontributory defined benefit pension plan for management and office personnel in the United States, and the Pension Plan for Employees of Allied Systems (Canada) Company and Associated Companies for management and office personnel in Canada (the "Canada Plan") (collectively, the "Plans"). Under the Plans, benefits are paid to eligible employees upon retirement based primarily on years of service and compensation levels at retirement. Contributions to the Plans reflect benefits attributed to employees' services to date and services expected to be rendered in the future. The Company's funding policy is to contribute annually at a rate that is intended to fund future service benefits at a level percentage of pay and past service benefits over a 30-year period. At December 31, 1998, participation in the Canada Plan was frozen.

    The Company also provides certain health care and life insurance benefits for eligible employees who retired prior to July 1, 1993 and their dependents, except for certain employees participating in the Voluntary Early Retirement Plan ("VERP"). Generally, the health care plan pays a stated percentage of most medical expenses reduced for any deductibles and payments by government programs or other group coverage. The life insurance plan pays a lump-sum death benefit based on the employee's salary at retirement. These plans are unfunded. Employees retiring after July 1, 1993 are not entitled to any postretirement medical or life insurance benefits.

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

    The change in the projected benefit obligation of the defined benefit pension plans and the postretirement benefit plans consisted of the following during fiscal 1999 and 1998 (in thousands):

                                                                            DEFINED BENEFIT               POSTRETIREMENT
                                                                             PENSION PLANS                 BENEFIT PLANS
                                                                       -----------------------       ------------------------
                                                                          1999           1998           1999           1998
                                                                       ---------      ---------      ---------      ---------

    Change in benefit obligation:
           Benefit obligation at beginning of
              fiscal year                                              $  35,887      $  31,886      $  10,164      $  10,642
           Service cost                                                    2,932          2,981              0              0
           Interest cost                                                   2,519          2,119            607            925
           Foreign currency translation                                      348           (426)             0              0

           Plan amendments and other                                      (3,046)         2,219           (152)            98
           Curtailment loss                                                    0          1,092              0            790
           Actuarial loss (gain)                                           4,536         (2,787)          (696)        (1,228)
           Benefits paid                                                  (1,568)        (1,197)        (1,115)        (1,063)
                                                                       ---------      ---------      ---------      ---------
    Benefit obligation at end of fiscal year                           $  41,608      $  35,887      $   8,808      $  10,164
                                                                       =========      =========      =========      =========

    The change in plan assets and funded status of the defined benefit pension plans and the postretirement benefit plans consisted of the following during fiscal 1999 and 1998 (in thousands):

                                                                            DEFINED BENEFIT               POSTRETIREMENT
                                                                             PENSION PLANS                 BENEFIT PLANS
                                                                       -----------------------       ------------------------
                                                                          1999           1998           1999           1998
                                                                       ---------      ---------      ---------      ---------
    Change in plan assets:
       Fair value of plan assets at beginning of
           year                                                        $  28,403      $  26,673      $       0      $       0
       Actual return on plan assets                                        3,415          1,539              0              0
       Participants' contributions                                             0            162              0              0
       Foreign currency translation                                          367           (382)             0              0
       Employer contribution                                               1,159          1,608          1,115          1,063
       Benefits paid                                                      (1,568)        (1,197)        (1,115)        (1,063)
                                                                       ---------      ---------      ---------      ---------
    Fair value of plan assets at end of year                           $  31,776      $  28,403      $       0      $       0
                                                                       =========      =========      =========      =========

    Funded status                                                      $  (9,832)     $  (7,484)     $  (8,808)     $ (10,164)
    Unrecognized actuarial loss (gain)                                     5,347          4,469         (3,505)        (1,185)
    Unrecognized prior service cost                                          859          1,105              0              0
    Unrecognized transition asset                                           (168)          (218)             0              0
                                                                       ---------      ---------      ---------      ---------
    Accrued benefit cost                                               $  (3,794)     $  (2,128)     $ (12,313)     $ (11,349)
                                                                       =========      =========      =========      =========

                                                                              DEFINED BENEFIT               POSTRETIREMENT
                                                                               PENSION PLANS                 BENEFIT PLANS
                                                                         -----------------------       ------------------------
                                                                            1999           1998           1999           1998
                                                                         ---------      ---------      ---------      ---------

    Amounts recognized in the consolidated balance sheets consist of:
           Accrued liabilities                                           $  (3,794)     $  (2,128)     $    (340)     $    (184)
           Postretirement benefit other than pension                             0              0        (11,973)       (11,165)
                                                                         ---------      ---------       --------      ---------
                                                                         $  (3,794)     $  (2,128)     $ (12,313)     $ (11,349)
                                                                         =========      =========      =========      =========

    The following assumptions were used in determining the actuarial present value of the projected pension benefit obligation and postretirement benefit obligation at December 31, 1999 and 1998:

                                                                             DEFINED BENEFIT               POSTRETIREMENT
                                                                               PENSION PLANS                 BENEFIT PLANS
                                                                         -----------------------       ------------------------
                                                                            1999           1998           1999           1998
                                                                         ---------      ---------      ---------      ---------

    Weighted average discount rate                                          7.64%          6.84%          7.75%          7.00%

    Weighted average expected long-term rate of return on
        assets                                                              9.20           9.29            N/A            N/A

    Weighted average rate of compensation increase                          3.71           4.06            N/A            N/A

    The net periodic benefit cost recognized for the defined benefit pension plans and the postretirement benefit plans includes the following components at December 31, 1999 and 1998 (in thousands):


                                                                           DEFINED BENEFIT               POSTRETIREMENT
                                                                            PENSION PLANS                 BENEFIT PLANS
                                                                       -----------------------       ------------------------
                                                                            1999           1998           1999           1998
                                                                       ---------      ---------      ---------      ---------
    Components of net periodic benefit cost:
       Service cost                                                    $   2,932      $   2,981      $       0      $       0
       Interest cost                                                       2,519          2,119            607            925
       Expected return on plan assets                                     (2,642)        (2,490)             0              0
       Amortization of prior service cost                                    246            247              0              0
       Amortization of transition asset                                      (50)           (52)             0              0
       Curtailment loss                                                       (0)         1,092              0            790
       Recognized actuarial loss (gain)                                      878             25            (41)           (53)
                                                                       ---------      ---------       --------      ---------
 Net periodic benefit cost                                             $   3,883      $   3,922      $     566      $   1,662
                                                                       =========      =========      =========      =========

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

    The weighted average annual assumed rate of increase in the per capital cost of covered benefits (i.e., health care trend rate) for the health plans is 7.35% for 1998 and 7.15% for 1999, grading to 5.5% over five years. The effect of a 1% increase in the assumed trend rate would have increased the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $231,000 The effect of this change on the periodic postretirement benefit cost for 1999 would be approximately $70,000.

    At December 31, 1999, plan assets consisted primarily of U.S. and international corporate bonds and stocks, convertible equity securities, and U.S. and Canadian government securities.

    A substantial number of the Company's employees are covered by union-sponsored, collectively bargained multiemployer pension plans. The Company contributed and charged to expense approximately $43,451,000, $38,068,000, and $17,926,000 for the years ended December 31, 1999, 1998, and 1997, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man-hours worked.

    Also, a substantial number of the Company's employees are covered by union-sponsored, collectively bargained multiemployer health and welfare benefit plans. The Company contributed and charged to expense approximately $47,027,000, $44,796,000, and $22,402,000 in 1999, 1998, and 1997,
    respectively, in connection with these plans. These required contributions are determined in accordance with the provisions of negotiated labor contracts and are for both active and retired employees.

    401(K) PLAN

    The Company has a 401(k) plan covering all of its employees in the United States. The Company's administrative expense for the 401(k) plan was approximately $110,000, $69,000, and $102,000 in fiscal years 1999, 1998, and 1997, respectively. The Company contributes the lesser of 3% of participant wages or $1,000 per year for each nonbargaining unit participant of the plan. The Company contributed approximately $760,000, $625,000, and $319,000 to the plan during the years ended December 31, 1999, 1998, and 1997, respectively.

    EMPLOYEE STOCK PURCHASE PLAN

    During December 1998, the Company approved an Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees, as defined, the right to purchase common stock of the Company on a quarterly basis at 85% of the lower of the fair market value on the first business day of the calendar quarter or on the last business day of the calendar quarter. There are 350,000 shares of the Company's common stock reserved under the ESPP, of which 71,000 shares were issued to employees during 1999.


 8. COMMITMENTS AND CONTINGENCIES

    The Company negotiates fixed rates with its customers for the delivery of vehicles. The delivery rates are based on contract agreements that expire at various dates through 2005. During 1999, the Company renegotiated rates for the majority of its customers to adjust its contract pricing to reflect the continuing trend toward shipments with larger vehicles.

    The Company is involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

    The Company has also been added as a defendant in a lawsuit (Gateway Development & Manufacturing, Inc. vs. Commercial Carriers, Inc., et. al.) pending in Supreme Court of Erie County, New York. In the lawsuit, the plaintiff claims that the Company tortuously interfered with a business transaction involving the plaintiff and one of the defendants. The Company has moved to dismiss the lawsuit. The Company believes the case is without merit and intends to vigorously defend this case. While the ultimate resolution of this litigation cannot be determined, management does not expect that the resolution of their proceeding will have a material adverse effect on the Company's consolidated financial position or results of operations.

    The Company has entered into employment agreements with certain executive officers of the Company. The agreements provide for compensation to the officers in the form of annual base salaries and bonuses based on earnings. The employment agreements also provide for severance benefits upon the occurrence of certain events, including a change in control, as defined.

    Approximately 86% of the Company's total labor force is covered by collective bargaining agreements. Collective bargaining agreements representing the majority of the total workforce were renewed during 1999 and expire in 2003.


 9. REVENUES FROM MAJOR CUSTOMERS

    Substantially all of the Company's revenues are realized through the automotive industry.

    In 1999, 1998, and 1997, approximately 75%, 73%, and 77%, respectively, of the Company's revenues were derived from the three largest domestic automobile manufacturers. In 1999, 1998, and 1997, General Motors Corporation accounted for approximately 33%, 32%, and 22%, respectively, of revenues, Ford Motor Company accounted for approximately 26%, 26%, and 41%, respectively, of revenues, and Chrysler Corporation accounted for 16%, 15%, and 14%, respectively, of revenues.


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

    The Company operates in one reportable industry segment: transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automotive dealerships. Geographic financial information for 1999, 1998, and 1997 is as follows (in thousands):

                                                                        1999                1998                1997
                                                                    -----------         -----------         -----------

    Revenues:
        United States                                               $   902,364         $   858,772         $   425,090
        Canada                                                          178,945             168,027             156,440
                                                                    -----------         -----------         -----------
                                                                    $ 1,081,309         $ 1,026,799         $   581,530
                                                                    ===========         ===========         ===========

                                                                        1999                1998                1997
                                                                    -----------         -----------         -----------

    Long-lived assets:
        United States                                               $   352,556         $   350,897         $   333,061
        Canada                                                           71,747              74,971              76,205
                                                                    -----------         -----------         -----------
                                                                    $   424,303         $   425,868         $   409,266
                                                                    ===========         ===========         ===========

    Revenues are attributed to the respective countries based on the location of the origination terminal.


11. STOCKHOLDERS' EQUITY

    The Company has authorized 5,000,000 shares of preferred stock with no par value. No shares have been issued, and therefore, there were no shares outstanding at December 31, 1999 and 1998. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

    During 1999, the Company's board of directors authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock through fiscal year 2000 in open market transactions. As of December 31, 1999 the Company had repurchased 29,000 shares which are included as treasury stock in the accompanying consolidated balance sheets.

    The Company has a long-term incentive plan which allows the issuance of grants or awards of incentive stock options, restricted stock, stock appreciation rights, performance units, and performance shares to employees and directors of the Company to acquire up to 650,000 shares of the Company's common stock.

    During 1999 and 1998, the Company granted 83,759 and 54,523 shares, respectively, of restricted stock to certain employees of the Company. In connection with the awards of the restricted stock, during 1999, 1998, and 1997, the Company recorded compensation expense of $33,000, $291,000, and $286,000, respectively. Compensation expense is recorded over five years, the vesting period of the restricted stock. During 1999, 1998, and 1997, 3,241, 5,282, and 8,000 shares, respectively, of restricted stock were canceled.

    In addition, the Company has granted nonqualified and incentive stock options under the long-term incentive plan. Options granted become exercisable after one year in 20% or 33 1/3% increments per year and expire ten years from the date of the grant.

                                                                                                              WEIGHTED
                                                                                                              AVERAGE
                                                                                       OPTION PRICE           EXERCISE
                                                                       SHARES           (PER SHARE)            PRICE
                                                                    ------------        ------------        ------------

    Outstanding as of December 31, 1996                                  171,050        $9.00-$11.75        $       9.51
           Granted                                                        10,000              $17.13               17.13
           Exercised                                                     (17,495)       $9.00-$11.75                9.42
           Canceled                                                      (18,500)       $9.00-$11.75                9.07
                                                                    ------------
    Outstanding as of December 31, 1997                                  145,055        $9.00-$17.13               10.11
           Granted                                                        15,000              $10.38               10.38
           Exercised                                                      (2,500)             $ 9.50                9.50
           Canceled                                                            0                 N/A                 N/A
                                                                    ------------
    Outstanding as of December 31, 1998                                  157,555        $9.00-$17.13               10.14
           Granted                                                       170,000              $ 7.06                7.06
           Exercised                                                      (2,750)       $9.50-$11.75                9.70
           Canceled                                                      (40,255)       $9.50-$11.75                9.70
                                                                    ------------
    Outstanding as of December 31, 1999                                  284,550        $7.06-$17.13                8.37
                                                                    ============

                                                                                 1999             1998             1997
                                                                              ---------        ---------        ---------

    Options exercisable at year-end                                              87,882          115,855           75,048
    Weighted average exercise price of options exercisable at year-end        $   10.13        $    9.85        $    9.70
    Per share weighted average fair value of
    options granted during the year                                           $    3.86        $    5.09        $    8.27

    The weighted average remaining contractual life of options outstanding at December 31, 1999 was nine years.

    The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the long-term incentive plan. If the Company had elected to recognize compensation cost for the long-term incentive plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below at December 31, 1999, 1998, and 1997 (in thousands, except per share data):

                                                                       1999                1998                1997
                                                                    ---------           ---------           ---------

    Net income:
        As reported                                                 $   1,549           $   8,477           $   2,402
        Pro forma                                                       1,421               8,367               2,305
    Earnings per share:
        As reported:
           Basic                                                    $     .20           $    1.09           $    0.31
           Diluted                                                        .20                1.08                0.31
        Pro forma:
           Basic                                                    $     .18           $    1.08           $    0.30
           Diluted                                                        .18                1.07                0.30

    The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998, and 1997: dividend yield of 0%, expected volatility of 55%, 49% and 34%, respectively, a risk-free interest rate of 5.84%, 5.09% and 5.7%, respectively, and an expected holding period of five years.

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


12. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                               1999
                                                                       ------------------------------------------------------
                                                                         FIRST         SECOND          THIRD         FOURTH
                                                                       ---------      ---------      ---------      ---------
                                                                                            (IN THOUSANDS,
                                                                                      EXCEPT PER SHARE AMOUNTS)
                                                                       ------------------------------------------------------

    Revenues                                                           $ 261,249      $ 286,984      $ 240,058      $ 293,018
    Operating income (loss)                                                   30         14,741           (734)        15,846
    Net (loss) income                                                     (4,005)         4,132         (3,823)         5,245
    Basic and diluted net (loss) income per share                           (.51)           .53           (.49)           .67
    Average shares outstanding:
        Basic                                                              7,790          7,792          7,818          7,842
        Diluted                                                            7,790          7,800          7,818          7,859
    Stock prices:
        High                                                           $  14.438      $   9.563      $   9.313      $   7.688
        Low                                                                9.563          6.500          6.063          5.000

                                                                                               1998
                                                                       ------------------------------------------------------
                                                                         FIRST         SECOND          THIRD         FOURTH
                                                                       ---------      ---------      ---------      ---------
                                                                                            (IN THOUSANDS,
                                                                                      EXCEPT PER SHARE AMOUNTS)
                                                                       ------------------------------------------------------

    Revenues                                                           $ 253,390      $ 280,641      $ 217,468      $ 275,300
    Operating income (loss)*                                               6,787         19,324         (3,418)        15,187
    Net income (loss)*                                                       690          7,697         (4,960)         5,050
    Net income (loss) per share:*
           Basic                                                       $    0.09      $    0.99      $   (0.64)     $    0.65
           Diluted                                                          0.09           0.98          (0.64)          0.65
    Average shares outstanding:
           Basic                                                           7,746          7,748          7,748          7,748
           Diluted                                                         7,746          7,861          7,748          7,829
    Stock prices:
        High                                                           $  22.500      $  22.313      $  21.938      $  16.750
        Low                                                               18.000         17.750         10.250         11.375

            *The Company's second and third quarter earnings were impacted by an eight-week work stoppage at most General Motors manufacturing plants. Also, during the fourth quarter, the Company expensed approximately $2 million for the VERP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS









To the Stockholders of
Allied Holdings, Inc.:


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in ALLIED HOLDINGS, INC.'S 1999 annual report to stockholders and this Form 10-K, and have issued our report thereon dated February 11, 2000. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 11, 2000

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES





                       VALUATION AND QUALIFYING ACCOUNTS


             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                 (In Thousands)




                                                               Additions
                                          Balance at           Charged To                                                    Balance
                                          Beginning            Costs and                                                     at End
Classification                            of Period            Expenses              Deductions           Adjustments        of Year
---------------                           ----------           ----------            ----------           -----------        -------
YEAR ENDED DECEMBER 31, 1999:
  Allowance for doubtful accounts        $1,545                $136                  (173)(a)                 0              $1,508

YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful accounts         2,078                 201                  (734)(a)                 0               1,545

YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful accounts           564                 159                   (19)(a)             1,374(b)            2,078




(a)  Write-off of uncollectable accounts.

(b)  Balance assumed from the acquisition of Ryder
     Automotive Carrier Group.