Form 10-Q
period 2000-03-31
ALLIED HOLDINGS INC
filed 2000-05-11
CIK 909950

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the transition period from _________________ to _________________

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



Outstanding common stock, No par value at April 21, 2000.............  8,041,957



               TOTAL NUMBER OF PAGES INCLUDED IN THIS REPORT: 12

                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


                                                                           PAGE
ITEM 1:           FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of March 31, 2000 and
              December 31, 1999...........................................    3

           Consolidated Statements of Operations for the Three
                  Month Periods Ended March 31, 2000 and 1999.............    4

           Consolidated Statements of Cash Flows for the Three
              Month Periods Ended March 31, 2000 and 1999.................    5

           Notes to Consolidated Financial Statements.....................    6


ITEM 2
           Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................    8


                                    PART II

                               OTHER INFORMATION




ITEM 6

          Exhibits and Reports on Form 8-K................................   11

          Signature Pages.................................................   12

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                      MARCH 31      DECEMBER 31
                                                                                        2000            1999
                                                                                     ----------      ----------
                                                                                     (UNAUDITED)
                               ASSETS

CURRENT ASSETS:
              Cash and cash equivalents                                              $    4,335      $   13,984
              Short-term investments                                                     53,592          44,325
              Receivables, net of allowance for doubtful accounts                       128,986         121,058
              Inventories                                                                 7,940           7,949
              Deferred tax assets                                                        14,605          16,119
              Prepayments and other current assets                                       26,230          22,182
                                                                                     ----------      ----------
                            Total current assets                                        235,688         225,617
                                                                                     ----------      ----------

PROPERTY AND EQUIPMENT, NET                                                             276,360         287,838
                                                                                     ----------      ----------

OTHER ASSETS:
              Goodwill, net                                                              98,867          93,104
              Other                                                                      43,603          43,361
                                                                                     ----------      ----------
                            Total other assets                                          142,470         136,465
                                                                                     ----------      ----------
                            Total assets                                             $  654,518      $  649,920
                                                                                     ==========      ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
              Current maturities of long-term debt                                   $      149      $      185
              Trade accounts payable                                                     42,704          42,931
              Accrued liabilities                                                        96,863          85,655
                                                                                     ----------      ----------
                            Total current liabilities                                   139,716         128,771
                                                                                     ----------      ----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                 330,058         330,101
                                                                                     ----------      ----------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                              11,949          11,973
                                                                                     ----------      ----------

DEFERRED INCOME TAXES                                                                    35,151          37,409
                                                                                     ----------      ----------

OTHER LONG-TERM LIABILITIES                                                              72,078          74,752
                                                                                     ----------      ----------

STOCKHOLDERS' EQUITY:
              Common stock, no par value; 20,000 shares authorized, 8,001 and 7,997 shares outstanding at March 31,
                         2000 and December 31,1999, respectively                              0               0
              Additional paid-in capital                                                 44,892          44,437
              Retained earnings                                                          25,868          26,903
              Cumulative other comprehensive income, net of tax                          (4,726)         (4,240)
              Common stock in treasury, at cost, 62 shares at March 31, 2000               (468)           (186)
                                                                                     ----------      ----------
                            Total stockholders' equity                                   65,566          66,914
                                                                                     ----------      ----------
                            Total liabilities and stockholders' equity               $  654,518      $  649,920
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

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)




                                                                                     FOR THE THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                     --------------------------
                                                                                        2000            1999
                                                                                        ----            ----


REVENUES                                                                             $  282,884      $  261,249
                                                                                     ----------      ----------

OPERATING EXPENSES:
     Salaries, wages and fringe benefits                                                154,838         144,645
     Operating supplies and expenses                                                     51,582          44,781
     Purchased transportation                                                            27,153          25,282
     Insurance and claims                                                                12,056          13,617
     Operating taxes and licenses                                                        10,859          10,716
     Depreciation and amortization                                                       15,242          14,015
     Rents                                                                                2,326           2,622
     Communications and utilities                                                         2,209           2,230
     Other operating expenses                                                             2,658           2,156
                                                                                     ----------      ----------
               Total operating expenses                                                 278,923         260,064
                                                                                     ----------      ----------
               Operating income                                                           3,961           1,185
                                                                                     ----------      ----------

OTHER INCOME (EXPENSE):
     Equity in earnings (loss) of joint ventures, net of tax                                901            (774)
     Interest expense                                                                    (8,401)         (7,409)
     Interest income                                                                      1,320             291
                                                                                     ----------      ----------
                                                                                         (6,180)         (7,892)
                                                                                     ----------      ----------

LOSS BEFORE INCOME TAXES                                                                 (2,219)         (6,707)

INCOME TAX BENEFIT                                                                        1,184           2,702
                                                                                     ----------      ----------

NET LOSS                                                                             $   (1,035)     $   (4,005)
                                                                                     ==========      ==========


PER COMMON SHARE - BASIC AND DILUTED                                                 $    (0.13)     $    (0.51)
                                                                                     ==========      ==========


COMMON SHARES OUTSTANDING - BASIC AND DILUTED                                             7,898           7,790
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

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                     FOR THE THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                     --------------------------
                                                                                        2000            1999
                                                                                     ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                                     $   (1,035)     $   (4,005)
                                                                                     ----------      ----------
        Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
                Depreciation and amortization                                            15,242          14,015
                Loss (gain) on sale of property and equipment                               103             (51)
                Deferred income taxes                                                      (374)         (2,424)
                Compensation expense related to stock options and grants                    237             146
                Equity in (earnings) loss of joint ventures                                (901)            774
                Amortization of Teamsters Union signing bonus                               606               0
                Change in operating assets and liabilities:
                     Receivables, net of allowance for doubtful accounts                 (8,007)        (15,885)
                     Inventories                                                              5          (1,076)
                     Prepayments and other current assets                                (4,059)         (4,123)
                     Trade accounts payable                                                (215)         (7,799)
                     Accrued liabilities                                                  8,553           2,724
                                                                                     ----------      ----------
                              Total adjustments                                          11,190         (13,699)
                                                                                     ----------      ----------
                              Net cash provided by (used in) operating activities        10,155         (17,704)
                                                                                     ----------      ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                              (3,241)        (11,531)
        Proceeds from sale of property and equipment                                         44             146
        Purchase of business, net of cash acquired                                       (8,185)              0
        Increase in short-term investments                                               (9,267)         (2,034)
        (Increase) decrease in the cash surrender value of life insurance                  (120)            193
                                                                                     ----------      ----------
                              Net cash used in investing activities                     (20,769)        (13,226)
                                                                                     ----------      ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
        (Repayments) proceeds from issuance of long-term debt, net                          (79)         29,990
        Proceeds from issuance of common stock                                              218               0
        Repurchase of common stock                                                         (282)              0
        Proceeds from exercise of stock options                                               0              27
        Other, net                                                                        1,653            (370)
                                                                                     ----------      ----------
                              Net cash provided by financing activities                   1,510          29,647
                                                                                     ----------      ----------


EFFECT OF EXCHANGE RATE CHANGES ON CASH
        AND CASH EQUIVALENTS                                                               (545)             26


NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (9,649)         (1,257)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         13,984          21,977
                                                                                     ----------      ----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    4,335      $   20,720
                                                                                     ==========      ==========


 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)


Note 1.     Basis of Presentation

            The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the "Company") included in the Company's 1999 Annual Report on Form 10-K.

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

Note 3.     Comprehensive Income

            The Company had a comprehensive loss of $1.5 million in the first quarter of 2000 versus a comprehensive loss of $3.3 million in the first quarter of 1999. The difference between comprehensive income and net income is the foreign currency translation adjustment, net of income taxes.

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

Note 5.     Segment Reporting

            The Company operates in one reportable industry segment: transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automotive dealerships. Geographic financial information for the first quarter of 2000 and 1999 follows (in thousands):


                                          2000           1999
                                       ----------     ----------

            Revenues:
            United States              $  234,938     $  217,914
            Canada                         47,946         43,335
                                       ----------     ----------
                                       $  282,884     $  261,249
                                       ==========     ==========


            Revenues are attributed to the respective countries based on the location of the origination terminal.

Note 6.     Stock Repurchase Plan

            The Company's Board of Directors has authorized management to take the necessary steps to repurchase up to 500,000 shares of the Company's outstanding common stock through fiscal year 2000 in open market transactions. The timing of these purchases and the number of shares purchased will be dictated by market conditions and other relevant factors. Through March 31, 2000, the Company has repurchased 61,652 shares.

Note 7.     Litigation

            The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of vehicles. The Company does not believe that any of such pending litigation if adversely determined would have a material adverse effect on the Company.

            The Company is a defendant in a lawsuit (Gateway Development & Manufacturing, Inc. v. Commercial Carriers, Inc., et al, Index No. 1997/8920), pending in Supreme Court of Erie County, New York claiming that Company tortiously interfered with a business transaction involving the plaintiff and a defendant in the action other than the Company. The Company has filed an answer denying the material allegations of the complaint and denying any liability relating to the allegations made against the Company. The Company intends to vigorously defend this case, as it believes the claims against the Company are without merit. While the ultimate results of this litigation cannot be determined, management does not expect that the resolution of this proceeding will have a material adverse effect on the Company's consolidated financial position or results of operations.

Note 8.     Reclassifications

            Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

            Revenues were $282.9 million in the first quarter of 2000 versus revenues of $261.3 million in the first quarter of 1999, an increase of 8.3%. The increase in revenues was due to higher vehicle delivery volumes resulting from increased new vehicle production and sales, together with the effect of rate increases negotiated during the second half of 1999.

            The Company experienced a net loss of $1.0 million in the first quarter of 2000 versus a net loss of $4.0 million in the first quarter of 1999. Basic and diluted loss per share in the first quarter of 2000 were $0.13 versus basic and diluted loss per share of $0.51 in the first quarter of 1999.

            Earnings improved for the first quarter of 2000 versus the first quarter of 1999 due to continued cost control measures implemented in the fourth quarter of 1999 and a reduction in cargo claims and on-the-job injuries, combined with higher vehicle deliveries and rate increases. Rate increases were obtained in the second half of 1999 in response to the increase in light truck deliveries, which adversely impacted load averages and operating results. These factors more than offset the effect of higher fuel costs. However, increased fuel costs, net of surcharges secured from customers, is estimated to have reduced earnings in the first quarter of 2000 by approximately $1.6 million, or $0.20 per share.

            The following is a discussion of the changes in the Company's major expense categories:

            Salaries, wages and fringe benefits decreased from 55.4% of revenues in the first quarter of 1999 to 54.7% of revenues in the first quarter of 2000. The decrease was due primarily to the benefit of rate increases together with productivity and efficiency improvements, offset by annual wage increases.

            Operating supplies and expenses increased from 17.1% of revenues in the first quarter of 1999 to 18.2% of revenues in the first quarter of 2000. The increase was due primarily to increases in fuel prices.

            Insurance and claims expense decreased from 5.2% of revenues in the first quarter of 1999 to 4.3% of revenues in the first quarter of 2000. The decrease was a result of safety programs initiated in the fourth quarter of 1999, which resulted in a reduction in cargo claims.

            Equity in earnings of joint ventures increased from a loss of $774,000 in the first quarter of 1999 to earnings of $901,000 in the first quarter of 2000. The increase was due to earnings from the Company's joint ventures in the United Kingdom, which began operations in May 1999, combined with a reduction in the loss from the Company's Brazilian venture.

            Interest expense increased from $7.4 million, or 2.8% of revenues, in the first quarter of 1999, to $8.4 million, or 3.0% of revenues, in the first quarter of 2000. The increase was due to higher interest rates in 2000 versus 1999 combined with higher long-term debt levels.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


            Net cash provided by operating activities totaled $10.2 million for the three months ended March 31, 2000, versus net cash used for operating activities in the amount of $17.7 million for the three months ended March 31, 1999. The significant improvement in cash provided from operations was due to the reduction in the net loss for the first quarter of 2000, combined with a decrease in the change in the accounts receivable balance. In the first quarter of 2000, the accounts receivable balance increased less than in the first quarter of 1999 due to improved electronic billing efficiencies and collection efforts in 2000 versus 1999.

            Net cash used in investing activities totaled $20.8 million for the three months ended March 31, 2000 versus $13.2 million for the three months ended March 31, 1999. The increase was due primarily to the purchase of CT Group, a logistics services group in March 2000 for $8.2 million. A decrease in capital expenditures was offset by an increase in short-term investments. The investment portfolio mix of the Company's captive insurance company changed during the first quarter of 2000 as short-term investments increased and cash decreased by $9.2 million. The change was the result of the captive insurance company's investment managers investing cash on hand. Capital expenditures were $3.2 million in the first quarter 2000 versus $11.5 million in the first quarter of 1999. The reduced level of capital spending was the result of efforts by the Company to limit capital expenditures in 2000.

            Net cash provided by financing activities totaled $1.5 million for the three months ended March 31, 2000 versus $29.6 million for the three months ended March 31, 1999. The decrease was due primarily to the improved cash generated from operations combined with reduced spending on capital expenditures as discussed above.

DISCLOSURES ABOUT MARKET RISKS

            The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in short-term investment prices, interest rates, fuel prices, and foreign currency exchange rates.

            SHORT-TERM INVESTMENTS - The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at March 31, 2000, which are recorded at a fair value of $53.6 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $5.4 million.

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

            FUEL PRICES - The Company is dependent on diesel fuel to operate its fleet of rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, changes in global demand, and global production. To reduce price risk caused by market fluctuations, the Company generally follows a policy of hedging a portion of its anticipated diesel fuel consumption. The instruments used are principally readily marketable exchange traded futures contracts, which are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of diesel fuel. Gains and losses resulting from fuel hedging transactions are recognized when the underlying fuel being hedged is used. A 10% increase in diesel fuel prices would reduce pre-tax income by $1.5 million over the next fiscal year.

            FOREIGN CURRENCY EXCHANGE RATES - Although the majority of the Company's operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investments in foreign subsidiaries translated into dollars using exchange rates at March 31, 2000, are $82.6 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $8.3 million. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

YEAR 2000

            Year 2000 ("Y2K") issues were addressed by the Company. The Company, like most other major companies, addressed a universal problem commonly referred to as "Year 2000 Compliance," which related to the ability of computer programs and systems to properly recognize and process date sensitive information before and after January 1, 2000.

            The Company analyzed its internal information technology ("IT") systems ("IT systems") to identify any computer programs that were not Year 2000 Compliant and implemented changes required to make such systems Year 2000 Compliant. The Company's critical IT systems functioned without substantial Year 2000 Compliance problems.

            As of December 31, 1999, the Company's total incremental costs (historical plus estimated future costs) of addressing Y2K issues were estimated to be $5.0 million, of which approximately $4.1 million was incurred in 1999 and $900,000 was incurred in 1998. The Company estimates that approximately 30% of the costs incurred in 1999 were internal costs, including compensation and benefits of employees assigned primarily to Y2K procedures. Internal costs addressing Y2K issues during 1998 were not material. These costs were funded through operating cash flow. The Company did not incur material Y2K related costs in the first quarter of 2000.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   Exhibits: None

            (b) Reports on Form 8-K: (i) The Company filed a report on Form 8-K with the Securities and Exchange Commission on March 3, 2000 regarding the acquisition by Axis Group, Inc. of CT Group, Inc.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Allied Holdings, Inc.



May 11, 2000                                 /s/ A. Mitchell Poole
  (Date)                                     ----------------------------------
                                             A. Mitchell Poole
                                             on behalf of Registrant as
                                             Vice Chairman and Chief Executive
                                             Officer




May 11, 2000                                 /s/ Daniel H. Popky
  (Date)                                     ----------------------------------
                                             Daniel H. Popky
                                             on behalf of Registrant as
                                             Senior Vice President, Finance
                                             and Chief Financial Officer