Form 10-K/A
period 1999-12-31
ALLIED HOLDINGS INC
filed 2000-06-30
CIK 909950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22276


                              ALLIED HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Georgia                               58-0360550
-------------------------------------------------   ----------------------------
 (State or other jurisdiction of incorporation or   (I.R.S. Employer ID Number)
                   organization)

            160 Clairemont Avenue, Suite 200, Decatur, Georgia 30030
--------------------------------------------------------------------------------
                    (Address of principal executive office)

        Registrant's telephone number, including area code (404) 373-4285
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:


  No par value Common Stock                    New York Stock Exchange
----------------------------           ----------------------------------------
       (Title of Class)                 (Name of Exchange on which Registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                              ---------------------
                                (Title of Class)

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

The Registrant hereby amends its Report on Form 10-K for the Year Ended December 31, 1999 as follows: Item 14 is amended to include financial statements for Ansa Logistics Limited, which are filed by amendment in accordance with Regulation S-X 3-09(b), and to include exhibits related to such financial statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)    The following documents are filed as part of this report:

         (1)      Financial Statements:

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                     Page
                                                                                                     ----

   Report of Independent Public Accountants........................................................  F-1
   Consolidated Balance Sheets at December 31, 1999 and 1998.......................................  F-2
   Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997......  F-3
   Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
         December 31, 1999, 1998, and 1997.........................................................  F-4
   Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997......  F-5
   Notes to Consolidated Financial Statements......................................................  F-6

         (2)      Financial Statement Schedules:

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                     Page
                                                                                                     ----
   Report of Independent Public Accountants........................................................   S-1

   Schedule II - Valuation and Qualifying Accounts for the Years Ended
        December 31, 1999, 1998 and 1997  .........................................................   S-2

         (3)      Supplemental Financial Statement Schedules:

   Exhibit 99.1 contains the Financial Statements of Ansa Logistics Limited

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

   (c) Exhibits;

   Exhibit Index filed as part of this report

EXHIBIT   DESCRIPTION
-------   -----------
  *3.1    Amended and Restated Articles of Incorporation of the Company.

  *3.2    Amended and Restated Bylaws of the Company.

  *3.3    Amendment to By-laws as of March 21, 2000.

  *4.1    Specimen Common Stock Certificate.

  *4.2 Indenture dated September 30, 1997 by and among the Company, the Guarantors and The First National Bank of Chicago, as Trustee.

  *4.3    $230 million Revolving Credit Agreement among Allied Holdings, Inc. and
          BankBoston, N.A., individually and as Administrative Agent, et al., dated January 20, 2000.

  *10.1   Form of the Company's Employment Agreement with executive officers.

  *10.2   The Company's Long Term Incentive Plan dated July 1993.

  *10.3 The Company's 401(k) Retirement Plan and Defined Benefit Pension Plan and Trust.

  *10.4   Form of 12% Senior Subordinated Notes due February 1, 2003.

  *10.5   Agreement between the Company and Ford Motor Company, as amended.

  *10.7   Agreement between the Company and General Motors Corporation.

  *10.8   Acquisition Agreement among Allied Holdings, Inc., AH Acquisition
          Corp., Canadian Acquisition Corp., and Axis International Incorporated and Ryder System, Inc. dated August 20, 1997.

  *10.9   The Company's 1999 Employee Stock Purchase Plan.

  *21.1   List of subsidiary corporations.

  *23.1   Consent of Arthur Andersen LLP.

  *24.1   Powers of Attorney (included within the signature pages of this Report).

  *27.1   Financial Data Schedule (for SEC use only).

 **99.1   Financial Statements of Ansa Logistics Limited.

* Previously filed with the Registrant's Report on Form 10-K for the Year Ended December 31, 1999.

** Filed herewith.

                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      ALLIED HOLDINGS, INC.



Date:  6/29/00        By: /s/ Robert J. Rutland
     ----------          -------------------------------------------------------
                      Robert J. Rutland, Chairman



Date:  6/29/00        By:  /s/ A. Mitchell Poole, Jr.
     ----------          -------------------------------------------------------
                      A. Mitchell Poole, Jr., Vice-Chairman and Chief Executive
                      Officer

Date:  6/29/00        By:  /s/ Daniel H. Popky
     ----------          -------------------------------------------------------
                      Daniel H. Popky, Senior Vice President and Chief Financial
                      Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                  Title                             Date
            ---------                                  -----                             ----

/s/ Robert J.Rutland                         Chairman and Director                       6/29/00
---------------------------------------                                                -----------
Robert J. Rutland


/s/ Guy W. Rutland, III                      Chairman Emeritus and Director              6/29/00
---------------------------------------                                                -----------
Guy W. Rutland, III


/s/ A. Mitchell Poole, Jr.                   Vice-Chairman, Chief Executive              6/29/00
---------------------------------------      Officer and Director                      -----------
A. Mitchell Poole, Jr.


/s/ Bernard O. De Wulf                       Vice-Chairman, Executive Vice               6/29/00
---------------------------------------      President, and Director                   -----------
Bernard O. De Wulf


/s/ Randall E. West                          President, Chief Operating Officer and      6/29/00
---------------------------------------      Director                                  -----------
Randall E. West


/s/ Joseph W. Collier                        Executive Vice-President and Director       6/29/00
---------------------------------------                                                -----------
Joseph W. Collier


/s/ David G. Bannister                       Director                                    6/29/00
---------------------------------------                                                -----------
David G. Bannister


/s/ Robert R. Woodson                        Director                                    6/29/00
---------------------------------------                                                -----------
Robert R. Woodson


/s/ William P. Benton                        Director                                    6/29/00
---------------------------------------                                                -----------
William P. Benton


/s/ Berner F. Wilson, Jr.                    Director                                    6/29/00
---------------------------------------                                                -----------
Berner F. Wilson, Jr.


/s/ Guy W. Rutland, IV                        Director                                   6/29/00
---------------------------------------                                                -----------
Guy W. Rutland, IV

         A. Mitchell Poole, Jr., by signing his name hereto, does hereby sign this document pursuant to Powers of Attorney duly executed by the persons named, filed with the Securities and Exchange Commission as an Exhibit to Form 10-K, on behalf of such persons, all in the capacities and on the dates stated, such persons including a majority of the directors of the Company.



                         By: /s/ A. Mitchell Poole, Jr.
                             ---------------------------------
                             A. Mitchell Poole, Jr.
                               Attorney-In-Fact