Form 10-Q
period 2000-06-30
ALLIED HOLDINGS INC
filed 2000-08-14
CIK 909950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the transition period from _______________________ to _____________________

            Commission File Number: 0-22276

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Outstanding common stock, No par value at July 31, 2000.....................8,249,889


                TOTAL NUMBER OF PAGES INCLUDED IN THIS REPORT: 17

                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION

                                                                                                                         PAGE
                                                                                                                         ----
ITEM 1: FINANCIAL STATEMENTS

               Consolidated Balance Sheets as of  June 30, 2000 and
                  December 31, 1999....................................................................................... 3

               Consolidated Statements of Operations for the Three and Six
                  Month Periods Ended June 30, 2000 and 1999.............................................................. 4

               Consolidated Statements of Cash Flows for the Six
                  Month Periods Ended June 30, 2000 and 1999.............................................................. 5

               Notes to Consolidated Financial Statements................................................................. 6


ITEM 2
               Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................................................................... 8

                                     PART II

                                OTHER INFORMATION

ITEM 4

              Submission of Matters to a Vote of Security Holders.........................................................13

ITEM 6

              Exhibits and Reports on Form 8-K............................................................................14
              Signature Page..............................................................................................15

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                                    JUNE 30       DECEMBER 31
                                                                                                      2000           1999
                                                                                                  -----------     ----------
                                                                                                  (UNAUDITED)
                                          ASSETS

CURRENT ASSETS:
                  Cash and cash equivalents                                                        $    4,308     $   13,984
                  Short-term investments                                                               56,243         44,325
                  Receivables, net of allowance for doubtful accounts                                 126,972        121,058
                  Inventories                                                                           7,880          7,949
                  Deferred tax assets                                                                  12,801         16,119
                  Prepayments and other current assets                                                 25,218         22,182
                                                                                                   ----------     ----------
                                     Total current assets                                             233,422        225,617
                                                                                                   ----------     ----------

PROPERTY AND EQUIPMENT, NET                                                                           267,174        287,838
                                                                                                   ----------     ----------

OTHER ASSETS:
                  Goodwill, net                                                                        97,210         93,104
                  Other                                                                                44,495         43,361
                                                                                                   ----------     ----------
                                     Total other assets                                               141,705        136,465
                                                                                                   ----------     ----------
                                     Total assets                                                  $  642,301     $  649,920
                                                                                                   ==========     ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
                  Current maturities of long-term debt                                             $      162     $      185
                  Trade accounts payable                                                               38,465         42,931
                  Accrued liabilities                                                                  93,539         85,655
                                                                                                   ----------     ----------
                                     Total current liabilities                                        132,166        128,771
                                                                                                   ----------     ----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                               323,029        330,101
                                                                                                   ----------     ----------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                                            10,882         11,973
                                                                                                   ----------     ----------

DEFERRED INCOME TAXES                                                                                  33,516         37,409
                                                                                                   ----------     ----------

OTHER LONG-TERM LIABILITIES                                                                            71,263         74,752
                                                                                                   ----------     ----------

STOCKHOLDERS' EQUITY:
                  Common stock, no par value; 20,000 shares authorized, 8,210 and 7,997 shares outstanding at June 30,
                                 2000 and December 31,1999, respectively                                    0              0
                  Additional paid-in capital                                                           45,267         44,437
                  Retained earnings                                                                    32,757         26,903
                  Cumulative other comprehensive income, net of tax                                    (6,111)        (4,240)
                  Common stock in treasury, at cost, 62 and 29 shares at June 30,
                                 2000 and December 31,1999, respectively                                 (468)          (186)
                                                                                                   ----------     ----------
                                     Total stockholders' equity                                        71,445         66,914
                                                                                                   ----------     ----------
                                     Total liabilities and stockholders' equity                    $  642,301     $  649,920
                                                                                                   ==========     ==========


The accompanying notes are an integral part of these consolidated balance sheets.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                           JUNE 30                           JUNE 30
                                                                  ---------------------------       ---------------------------
                                                                    2000             1999             2000              1999
                                                                  ----------       ----------       ----------       ----------


REVENUES                                                          $  295,897       $  286,984       $  578,781       $  548,233
                                                                  ----------       ----------       ----------       ----------

OPERATING EXPENSES:
     Salaries, wages and fringe benefits                             154,275          150,128          309,113          294,773
     Operating supplies and expenses                                  48,302           49,701           99,884           94,482
     Purchased transportation                                         29,301           28,692           56,454           54,529
     Insurance and claims                                             13,087           12,260           25,143           25,877
     Operating taxes and licenses                                     10,982           11,096           21,841           21,812
     Depreciation and amortization                                    15,393           14,362           30,635           28,377
     Rents                                                             2,173            2,301            4,499            4,368
     Communications and utilities                                      2,006            2,197            4,215            4,427
     Other operating expenses                                          3,091            2,770            5,749            4,926
                                                                  ----------       ----------       ----------       ----------
               Total operating expenses                              278,610          273,507          557,533          533,571
                                                                  ----------       ----------       ----------       ----------
               Operating income                                       17,287           13,477           21,248           14,662
                                                                  ----------       ----------       ----------       ----------

OTHER INCOME (EXPENSE):
     Equity in earnings of joint ventures, net of tax                  1,798              871            2,699               97
     Interest expense                                                 (8,348)          (7,758)         (16,749)         (15,167)
     Interest income                                                     689              329            2,009              620
                                                                  ----------       ----------       ----------       ----------
                                                                      (5,861)          (6,558)         (12,041)         (14,450)
                                                                  ----------       ----------       ----------       ----------

INCOME BEFORE INCOME TAXES                                            11,426            6,919            9,207              212

INCOME TAX PROVISION                                                  (4,537)          (2,787)          (3,353)             (85)
                                                                  ----------       ----------       ----------       ----------

NET INCOME                                                        $    6,889       $    4,132       $    5,854       $      127
                                                                  ==========       ==========       ==========       ==========


PER COMMON SHARE - BASIC AND DILUTED                              $     0.87       $     0.53       $     0.74       $     0.02
                                                                  ==========       ==========       ==========       ==========


COMMON SHARES OUTSTANDING:
     BASIC                                                             7,916            7,792            7,901            7,791
                                                                  ==========       ==========       ==========       ==========
     DILUTED                                                           7,916            7,800            7,908            7,807
                                                                  ==========       ==========       ==========       ==========



  The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 FOR THE SIX MONTHS ENDED
                                                                                                          JUNE 30
                                                                                                -----------------------------
                                                                                                   2000              1999
                                                                                                -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                              $     5,854       $       127
                                                                                                -----------       -----------
        Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
                Depreciation and amortization                                                        30,635            28,377
                Loss (gain) on sale of property and equipment                                            13               (24)
                Deferred income taxes                                                                   838              (685)
                Compensation expense related to stock options and grants                                408               292
                Equity in earnings of joint ventures                                                 (2,699)              (97)
                Amortization of Teamsters Union signing bonus                                         1,238                 0
                Change in operating assets and liabilities:
                     Receivables, net of allowance for doubtful accounts                             (4,289)          (10,067)
                     Inventories                                                                         42            (1,406)
                     Prepayments and other current assets                                            (3,117)           (3,581)
                     Trade accounts payable                                                          (5,488)           (9,980)
                     Accrued liabilities                                                              3,631            (8,484)
                                                                                                -----------       -----------
                             Total adjustments                                                       21,212            (5,655)
                                                                                                -----------       -----------
                             Net cash provided by (used in) operating activities                     27,066            (5,528)
                                                                                                -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                                          (9,079)          (26,482)
        Proceeds from sale of property and equipment                                                    112               827
        Purchase of business, net of cash acquired                                                   (8,185)           (1,879)
        Investment in joint venture                                                                       0               (80)
        (Increase) decrease in short-term investments                                               (11,918)              388
        (Increase) decrease in the cash surrender value of life insurance                              (240)               73
                                                                                                -----------       -----------
                             Net cash used in investing activities                                  (29,310)          (27,153)
                                                                                                -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
        (Repayments) proceeds from issuance of long-term debt, net                                   (7,095)           34,383
        Proceeds from issuance of common stock                                                          422                 0
        Repurchase of common stock                                                                     (282)                0
        Proceeds from exercise of stock options                                                           0                27
        Other, net                                                                                      164               941
                                                                                                -----------       -----------
                             Net cash (used in) provided by financing activities                     (6,791)           35,351
                                                                                                -----------       -----------


EFFECT OF EXCHANGE RATE CHANGES ON CASH
        AND CASH EQUIVALENTS                                                                           (641)              177


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                 (9,676)            2,847


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                       13,984            21,977
                                                                                                -----------       -----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $     4,308       $    24,824
                                                                                                ===========       ===========


  The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)

Note 1.  Basis of Presentation

         The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the "Company") included in the Company's 1999 Annual Report on Form 10-K.

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

Note 3.  Comprehensive Income

         The Company had comprehensive income of $5.5 million for the second quarter of 2000 versus $5.3 million for the second quarter of 1999. For the first six months of 2000, comprehensive income was $4.0 million, versus $2.0 million for the first six months of 1999. The difference between comprehensive income and net income is the foreign currency translation adjustment, net of income taxes.

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

Note 5.  Segment Reporting

         The Company operates in one reportable industry segment: transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automotive dealerships. Geographic financial information is as follows (in thousands):

                                        For the three months ended      For the six months ended
                                                  June 30                        June 30
                                        --------------------------      --------------------------
                                           2000            1999            2000            1999
                                        ----------      ----------      ----------      ----------

         Revenues:
         United States                  $  242,240      $  237,431      $  477,178      $  455,345
         Canada                             53,657          49,553         101,603          92,888
                                        ----------      ----------      ----------      ----------
                                        $  295,897      $  286,984      $  578,781      $  548,233
                                        ==========      ==========      ==========      ==========


         Revenues are attributed to the respective countries based on the location of the origination terminal.

Note 6.  Stock Repurchase Plan

         The Company's Board of Directors has authorized management to take the necessary steps to repurchase up to 500,000 shares of the Company's outstanding common stock through fiscal year 2000 in open market transactions. The timing of these purchases and the number of shares purchased will be dictated by market conditions and other relevant factors. Through June 30, 2000, the Company has repurchased 61,652 shares.

Note 7.  Litigation

         The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of vehicles. The Company does not believe that any of such pending litigation if adversely determined would have a material adverse effect on the Company.

         The Company is a defendant in a lawsuit (Gateway Development & Manufacturing, Inc. v. Commercial Carriers, Inc., et al, Index No. 1997/8920), pending in Supreme Court of Erie County, New York claiming that Company tortiously interfered with a business transaction involving the plaintiff and a defendant in the action other than the Company. The Company has moved for summary judgment dismissing all claims against the Company. If the Company is unsuccessful with its motion for summary judgment, it intends to vigorously defend this case, as it believes the claims against the Company are without merit. While the ultimate results of this litigation cannot be determined, management does not expect that the resolution of this proceeding will have a material adverse effect on the Company's consolidated financial position or results of operations.

         In June 2000, Commercial Carriers, Inc. (CCI), which is a subsidiary of Allied Automotive Group, Inc., a subsidiary of Allied Holdings, Inc., filed suit against National Union Fire Insurance Company of Pittsburgh, PA (National Union). National Union is to provide insurance coverage of approximately $20 million regarding a $35 million judgment against CCI and had fully reserved its rights of insurance coverage. CCI filed a lawsuit seeking a declaratory judgment that National Union had no basis for reserving its rights.

         In July 2000, National Union unconditionally withdrew its previously issued reservation of its rights and acknowledged coverage, and CCI dismissed, without prejudice, the lawsuit it previously filed against National Union. As a result, CCI has insurance coverage for the entire amount of the judgment.

Note 8.  Reclassifications

         Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues were $295.9 million for the second quarter of 2000 versus revenues of $287.0 million for the second quarter of 1999, an increase of 3.1%. For the six-month period ended June 30, 2000, revenues were $578.8 million, versus revenues of $548.2 million for the six-month period ended June 30, 1999, an increase of 5.6%. The increase in revenues is attributed primarily to higher revenue generated per vehicle delivered, due to revenue enhancements and other factors, including the elimination of some non-profitable business.

         Net income was $6.9 million during the second quarter of 2000 versus $4.1 million during the second quarter of 1999, an increase of 68.3%. Basic and diluted earnings per share in the second quarter of 2000 were $0.87, versus basic and diluted earnings per share of $0.53 in the second quarter of 1999. For the six-month period ended June 30, 2000, net income was $5.9 million, versus $0.1 million for the six-month ended June 30, 1999. Basic and diluted earnings per share for the six-month period ended June 30, 2000 were $0.74 versus basic and diluted earnings per share of $0.02 for the six-month period ended June 30, 1999.

         Earnings improved for the second quarter of 2000 versus the second quarter of 1999 due to continued cost control measures implemented in the fourth quarter of 1999 and a reduction in cargo claims and on-the-job injuries, combined with an increase in the revenue generated per vehicle delivered. The rate structure was modified in the second half of 1999 in response to the increase in light truck deliveries which adversely impacted load averages and operating results. The result was an increase in the revenue generated per vehicle delivered. In the second quarter of 2000, increased fuel costs were offset by fuel surcharges and fuel hedging gains. However, increased fuel costs, net of surcharges secured from customers, is estimated to have reduced earnings in the first quarter of 2000 by approximately $1.6 million, or $0.20 per share.

         The following is a discussion of the changes in the Company's major expense categories:

         Salaries, wages and fringe benefits decreased from 52.3 % of revenues in the second quarter of 1999 to 52.1 % of revenues in the second quarter of 2000, and from 53.8% of revenues for the first six months of 1999 to 53.4% of revenues for the first six months of 2000. The decrease was due primarily to the benefit of revenue enhancements combined with productivity and efficiency improvements, offset by annual wage increases.

         Operating supplies and expenses decreased from 17.3% of revenues in the second quarter of 1999 to 16.3% of revenues in the second quarter of 2000, and increased from 17.2% for the first six months of 1999 to 17.3% for the first six months of 2000. The decrease from the second quarter of 1999 to the second quarter of 2000 was due primarily to the replacement of leased drivers with Company drivers at two operational locations and a reduction in Year 2000 compliance expenses, which were offset by an increase in fuel prices. The year-to-date increase in 2000 is primarily the result of higher fuel prices.

         Insurance and claims expense increased from 4.3% of revenues in the second quarter of 1999 to 4.4% of revenues in the second quarter of 2000, and decreased from 4.7% of revenue for the first six months of 1999 to 4.3% of revenues for the first six months of 2000. The decrease for the first six months of 2000 was a result of quality programs initiated in the fourth quarter of 1999, which resulted in a reduction in cargo claims. However, the slight increase in the second quarter was due to higher liability claims costs.

         Equity in earnings of joint ventures increased from $0.9 million in the second quarter of 1999 to $1.8 million in the second quarter of 2000, and from $97,000 for the first six months of 1999 to $2.7 million for the first six months of 2000. The increase was due to increased earnings from the Company's joint ventures in the United Kingdom, which began operations in May 1999, combined with a reduction in the loss from the Company's Brazilian venture.

         Interest expense, as a percentage of revenues, increased from 2.7 % during the second quarter of 1999 to 2.8% in the second quarter of 2000, and increased from 2.8% for the first six months of 1999 to 2.9% for the first six months of 2000. The increase was due to higher interest rates in 2000 versus 1999 combined with higher long-term debt levels.

         Interest income, as a percentage of revenues, increased from 0.1% during the second quarter of 1999 to 0.2% during the second quarter of 2000, and increased from 0.1% for the first six months of 1999 to 0.4% for the first six months of 2000. The increase was due to higher earnings on marketable securities held by the Company's captive insurance company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $27.1 million for the six-month period ended June 30, 2000, versus $5.5 million used by operating activities for the six-month period ended June 30, 1999. The significant improvement in cash provided by operating activities was due primarily to an increase in earnings during the first six months of 2000 versus 1999, combined with a favorable change in operating assets and liabilities as the Company has implemented measures to improve asset utilization.

         Net cash used in investing activities totaled $29.3 million for the six-month period ended June 30, 2000, versus $27.2 million for the six-month period ended June 30, 1999. The increase was due primarily to the purchase of CT Group, a logistics service group, in March 2000 for $8.2 million. A decrease in capital expenditures was offset by an increase in short-term investments. The investment portfolio mix of the Company's captive insurance company changed during the first half of 2000 as short-term investments increased by $11.9 million. The change was the result of the captive insurance company's investment managers investing cash on hand. Capital expenditures were $9.1 million in the first six months of 2000 versus $26.5 million in the first six months of 1999. The reduced level of capital spending was the result of efforts by the Company to limit capital expenditures in 2000 as fleet utilization improved.

         Net cash used by financing activities totaled $6.8 million for the six-month period ended June 30, 2000, versus cash provided by financing activities of $35.4 million for the six-month period ended June 30, 1999. The increase in cash used was due primarily to debt repayments of approximately $7.1 million in the first half of 2000 versus borrowings of approximately $34.4 million in the first half of 1999. Increased cash flows from operations allowed the Company to reduce long-term debt during the first half of 2000.

DISCLOSURES ABOUT MARKET RISKS

         The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in short-term investment prices, interest rates, fuel prices, and foreign currency exchange rates.

         SHORT-TERM INVESTMENTS - The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at June 30, 2000, which are recorded at fair value of $56.2 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $5.6 million.

         INTEREST RATES - The Company primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. The majority of the Company's long-term debt obligations bear a fixed rate of interest. A one-percentage point increase in interest rates affecting the Company's floating rate long-term debt would reduce pre-tax income by $1.3 million over the next fiscal year. A one-percentage point change in interest rates would not have a material effect on the fair value of the Company's fixed rate long-term debt.

         FUEL PRICES - The Company is dependent on diesel fuel to operate its fleet of rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, changes in global demand, and global production. To reduce price risk caused by market fluctuations, the Company generally follows a policy of hedging a portion of its anticipated diesel fuel consumption. The instruments used are principally readily marketable exchange traded futures contracts that are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of diesel fuel. Gains and losses resulting from fuel hedging transactions are recognized when the underlying fuel being hedged is used. A 10% increase in diesel fuel prices would reduce pre-tax income by $5.4 million over the next fiscal year.

         FOREIGN CURRENCY EXCHANGE RATES - Although the majority of the Company's operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investments in foreign subsidiaries translated into dollars using exchange rates at June 30, 2000, are $79.4 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $7.9 million. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

YEAR 2000

         Year 2000 ("Y2K" or "Year 2000") issues were addressed by the Company. The Company, like most other major companies, addressed a universal problem commonly referred to as "Year 2000 Compliance," which relates to the ability of computer programs and systems to properly recognize and process date sensitive information before and after January 1, 2000.

         The Company has analyzed internal information technology ("IT") systems ("IT systems") to identify any computer programs that are not Year 2000 compliant and implement changes required to make such systems Year 2000 compliant. The Company critical IT systems functioned without substantial Year 2000 Compliance problems.

         As of December 31, 1999, the Company's total incremental costs (historical plus estimated future costs) of addressing Y2K issues were estimated to be $5.0 million, of which approximately $4.1 million was incurred in 1999 and $900,000 was incurred in 1998. The Company estimates that approximately 30% of the costs incurred in 1999 were internal costs, including compensation and benefits of employees assigned primarily to Y2K procedures. Internal costs addressing Y2K issues during 1998 were not material. These costs were funded through operating cash flow. The Company did not incur material Y2K related costs in the first six months of 2000.


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

                                     PART II

                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 17, 2000 the Annual Meeting of Shareholders was held. The following Directors were elected for terms that will expire on the date of the annual meeting in the year indicated below. The number of shares voted for, against and abstentions are also indicated.

PROPOSAL I (ELECTION OF DIRECTORS)

------------------------------------------------------------------------------------------------------
                                            FOR                   AGAINST                         TERM
------------------------------------------------------------------------------------------------------
David G. Bannister                        6,202,711               570,643                         2003
------------------------------------------------------------------------------------------------------
A. Mitchell Poole, Jr.                    6,201,583               571,711                         2003
------------------------------------------------------------------------------------------------------
Robert J. Rutland                         6,202,761               570,593                         2003
------------------------------------------------------------------------------------------------------
William P. Benton                         6,202,761               570,593                         2003
------------------------------------------------------------------------------------------------------

         The following Directors' terms will continue as indicated.

                  Bernard O. De Wulf                  2002
                  Guy W. Rutland, III                 2002
                  Robert R. Woodson                   2002
                  Joseph W. Collier                   2001
                  Guy W. Rutland, IV                  2001
                  Randall E. West                     2001
                  Berner F. Wilson                    2001

PROPOSAL II (AMEND THE COMPANY'S LONG-TERM INCENTIVE PLAN TO INCREASE NUMBER BY 850,000)

                  --------------------------------------------------------------
                  FOR                             AGAINST                 ABSTAIN
                  --------------------------------------------------------------
                  4,502,570                       869,063                 30,014
                  --------------------------------------------------------------

PROPOSAL III (TO APPOINT ARTHUR ANDERSEN LLP AS INDEPENDENT PUBLIC ACCOUNTANTS)

                  --------------------------------------------------------------
                    FOR                           AGAINST                 ABSTAIN
                  --------------------------------------------------------------
                  6,720,985                       23,624                  28,745
                  --------------------------------------------------------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibit: 27 - Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K: The Company filed a report on Form 8-K with the Securities and Exchange Commission on June 14, 2000 regarding pending legal matters.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Allied Holdings, Inc.



August 14, 2000                      /s/ A. Mitchell Poole, Jr.
---------------                      --------------------------------
    (Date)                           A. Mitchell Poole, Jr.
                                     on behalf of Registrant as
                                     Vice Chairman and
                                     Chief Executive Officer




August 14, 2000                      /s/ Daniel H. Popky
---------------                      --------------------------------
   (Date)                            Daniel H. Popky
                                     on behalf of Registrant as
                                     Senior Vice President, Finance
                                     and Chief Financial Officer