Form 10-Q
period 2000-09-30
ALLIED HOLDINGS INC
filed 2000-11-14
CIK 909950

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

         Commission File Number:    0-22276

                              ALLIED HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           GEORGIA                                     58-0360550
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Outstanding common stock, No par value at October 28, 2000.........8,271,359


                TOTAL NUMBER OF PAGES INCLUDED IN THIS REPORT: 22

                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION

                                                                           PAGE

ITEM 1:     FINANCIAL STATEMENTS
         Consolidated Balance Sheets as of  September 30, 2000 and
           December 31, 1999 .............................................    3

         Consolidated Statements of Operations for the Three and Nine
           Month Periods Ended September 30, 2000 and 1999 ...............    4

         Consolidated Statements of Cash Flows for the Nine
           Month Periods Ended September 30, 2000 and 1999 ...............    5

         Notes to Consolidated Financial Statements ......................    6

ITEM 2

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations ...........................   16


                                     PART II

                                OTHER INFORMATION

ITEM 1


         Legal Proceedings ...............................................   21


ITEM 6

         Exhibits and Reports on Form 8-K ................................   21
         Signature Page ..................................................   22

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                   SEPTEMBER 30     DECEMBER 31
                                                                                       2000             1999
                                                                                   ------------     -----------
                                                                                    (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
          Cash and cash equivalents                                                 $   4,604       $  13,984
          Short-term investments                                                       58,369          44,325
          Receivables, net of allowance for doubtful accounts                         124,764         121,058
          Inventories                                                                   7,916           7,949
          Deferred tax assets                                                          16,369          16,119
          Prepayments and other current assets                                         23,779          22,182
                                                                                    ---------       ---------
                     Total current assets                                             235,801         225,617
                                                                                    ---------       ---------

PROPERTY AND EQUIPMENT, NET                                                           258,684         287,838
                                                                                    ---------       ---------

OTHER ASSETS:
          Goodwill, net                                                                95,986          93,104
          Other                                                                        42,770          43,361
                                                                                    ---------       ---------
                     Total other assets                                               138,756         136,465
                                                                                    ---------       ---------
                     Total assets                                                   $ 633,241       $ 649,920
                                                                                    =========       =========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Current maturities of long-term debt                                      $     150       $     185
          Trade accounts payable                                                       37,321          42,931
          Accrued liabilities                                                          85,280          85,655
                                                                                    ---------       ---------
                     Total current liabilities                                        122,751         128,771
                                                                                    ---------       ---------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                               330,907         330,101
                                                                                    ---------       ---------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                            10,336          11,973
                                                                                    ---------       ---------

DEFERRED INCOME TAXES                                                                  35,560          37,409
                                                                                    ---------       ---------

OTHER LONG-TERM LIABILITIES                                                            67,648          74,752
                                                                                    ---------       ---------

STOCKHOLDERS' EQUITY:
          Common stock, no par value; 20,000 shares authorized, 8,246 and
                 7,997 shares outstanding at September 30,
                 2000 and December 31, 1999, respectively                                   0               0
          Additional paid-in capital                                                   45,515          44,437
          Retained earnings                                                            28,147          26,903
          Cumulative other comprehensive income, net of tax                            (7,155)         (4,240)
          Common stock in treasury, at cost, 62 and 29 shares at September 30,
                   2000 and December 31, 1999, respectively                              (468)           (186)
                                                                                    ---------       ---------
                     Total stockholders' equity                                        66,039          66,914
                                                                                    ---------       ---------
                     Total liabilities and stockholders' equity                     $ 633,241       $ 649,920
                                                                                    =========       =========

The accompanying notes are an integral part of these consolidated balance sheets.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                       FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDEDD
                                                               SEPTEMBER 30                    SEPTEMBER 30
                                                       --------------------------      ---------------------------
                                                          2000             1999           2000             1999
                                                       ----------       ---------      ----------       ----------
REVENUES                                                $ 236,347       $ 240,058       $ 815,128       $ 788,291
                                                        ---------       ---------       ---------       ---------

OPERATING EXPENSES:
  Salaries, wages and fringe benefits                     132,704         134,198         441,817         428,971
  Operating supplies and expenses                          40,953          41,345         140,837         135,827
  Purchased transportation                                 23,513          22,866          79,967          77,395
  Insurance and claims                                     11,226          11,695          36,369          37,572
  Operating taxes and licenses                              9,650           8,743          31,491          30,555
  Depreciation and amortization                            15,051          14,865          45,686          43,242
  Rents                                                     2,114           2,254           6,613           6,622
  Communications and utilities                              1,335           2,062           5,550           6,489
  Other operating expenses                                  2,785           3,563           8,534           8,489
                                                        ---------       ---------       ---------       ---------
      Total operating expenses                            239,331         241,591         796,864         775,162
                                                        ---------       ---------       ---------       ---------
      Operating (loss) income                              (2,984)         (1,533)         18,264          13,129
                                                        ---------       ---------       ---------       ---------

OTHER INCOME (EXPENSE):
  Equity in earnings of joint ventures, net of tax          1,502           1,519           4,201           1,616
  Interest expense                                         (8,321)         (8,129)        (25,070)        (23,296)
  Interest income                                           1,644             716           3,653           1,336
                                                        ---------       ---------       ---------       ---------
                                                           (5,175)         (5,894)        (17,216)        (20,344)
                                                        ---------       ---------       ---------       ---------

(LOSS) INCOME BEFORE INCOME TAXES                          (8,159)         (7,427)          1,048          (7,215)

INCOME TAX BENEFIT                                          3,549           3,604             196           3,519
                                                        ---------       ---------       ---------       ---------

NET (LOSS) INCOME                                       $  (4,610)      $  (3,823)      $   1,244       $  (3,696)
                                                        =========       =========       =========       =========


PER COMMON SHARE - BASIC AND DILUTED                    $   (0.58)      $   (0.49)      $    0.16       $   (0.47)
                                                        =========       =========       =========       =========


COMMON SHARES OUTSTANDING - BASIC AND DILUTED               7,961           7,818           7,924           7,818
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

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                   FOR THE NINE MONTHS ENDED
                                                                                                         SEPTEMBER 30
                                                                                                   -------------------------
                                                                                                      2000           1999
                                                                                                   ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (loss)                                                                        $  1,244       $ (3,696)
                                                                                                    --------       --------
           Adjustments to reconcile net income (loss) to net cash provided by
           (used in) operating activities:
                        Depreciation and amortization                                                 45,686         43,242
                        Loss on sale of property and equipment                                            97            781
                        Deferred income taxes                                                            104          2,415
                        Compensation expense related to stock options and grants                         452            441
                        Equity in earnings of joint ventures                                          (4,201)        (1,616)
                        Amortization (payment) of Teamsters Union signing bonus                        1,850         (9,654)
                        Change in operating assets and liabilities:
                             Receivables, net of allowance for doubtful accounts                      (2,366)       (17,034)
                             Inventories                                                                  (7)          (933)
                             Prepayments and other current assets                                     (1,717)        (2,655)
                             Trade accounts payable                                                   (6,587)        (8,089)
                             Accrued liabilities                                                      (8,633)       (15,239)
                                                                                                    --------       --------
                                           Total adjustments                                          24,678         (8,341)
                                                                                                    --------       --------
                                           Net cash provided by (used in) operating activities        25,922        (12,037)
                                                                                                    --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property and equipment                                                       (15,972)       (38,290)
           Proceeds from sale of property and equipment                                                  799          1,108
           Purchase of business, net of cash acquired                                                 (8,185)        (1,879)
           Investment in joint venture                                                                     0            (80)
           (Increase) decrease in short-term investments                                             (14,044)         7,425
           Increase in the cash surrender value of life insurance                                       (128)           (47)
                                                                                                    --------       --------
                                           Net cash used in investing activities                     (37,530)       (31,763)
                                                                                                    --------       --------


CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from issuance of long-term debt, net                                                 771         55,930
           Proceeds from issuance of common stock                                                        626            211
           Repurchase of common stock                                                                   (282)             0
           Other, net                                                                                  1,894            841
                                                                                                    --------       --------
                                           Net cash provided by financing activities                   3,009         56,982
                                                                                                    --------       --------


EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                            (781)           107


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                  (9,380)        13,289


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                        13,984         21,977
                                                                                                    --------       --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $  4,604       $ 35,266
                                                                                                    ========       ========


  The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)


Note 1.  Basis of Presentation

         The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the "Company") included in the Company's 1999 Annual Report on Form 10-K.

Note 2.  Long-Term Debt and Supplemental Guarantor Information

         On September 30, 1997, the Company issued $150 million of 8 5/8 % senior notes (the "Notes") through a private placement. Subsequently, the senior notes were registered with the Securities and Exchange Commission. The net proceeds from the Notes were used to fund the acquisition of Ryder Automotive Carrier Services, Inc. and RC Management Corp., pay related fees and expenses, and reduce outstanding indebtedness. The Company's obligations under the Notes are guaranteed by substantially all of the subsidiaries of the Company (the "Guarantor Subsidiaries"). Haul Insurance Ltd., Arrendadora de Equipo Para el Transporte de Automoviles, S. de R.L. de C.V., Axis Logistica, S. de R.L. de C.V. and Axis Netherlands C.V. do not guarantee the Company's obligations under the Notes (the "Non-guarantor Subsidiaries"). The following condensed consolidating balance sheets, statements of operations and statements of cash flows present the financial statements of the parent company, and the combined financial statements of the Guarantor Subsidiaries and Non-guarantor subsidiaries. The Guarantors are jointly and severally liable for the Company's obligations under the Notes and there are no restrictions on the ability of the Guarantors to make distributions to the Company.

                       SUPPLEMENTAL GUARANTOR INFORMATION
                              ALLIED HOLDINGS, INC.
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000
                                  IN THOUSANDS

                                                             ALLIED     GUARANTOR     NON-GUARANTOR
                                                            HOLDINGS   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                            ---------  ------------   ------------- ------------ ------------
CURRENT ASSETS:
     Cash and cash equivalents                              $     380    $   3,199      $  1,025    $      --     $   4,604
     Short-term investments                                        --           --        58,369           --        58,369
     Receivables, net of allowance for doubtful accounts           94      123,462         1,208           --       124,764
     Inventories                                                   --        7,916            --           --         7,916
     Deferred tax asset-current                                    --       17,542           582       (1,755)       16,369
     Prepayments and other current assets                       1,738       21,760           281           --        23,779
                                                            ---------    ---------      --------    ---------     ---------
            Total current assets                                2,212      173,879        61,465       (1,755)      235,801
                                                            ---------    ---------      --------    ---------     ---------

PROPERTY AND EQUIPMENT, NET                                     8,625      247,132         2,927           --       258,684

OTHER ASSETS:
     Goodwill, net                                              1,662       94,324            --           --        95,986
     Other                                                      6,878       25,244        10,648           --        42,770
     Deferred tax asset-noncurrent                             21,580           --            --      (21,580)           --
     Intercompany receivables                                 274,410           --            --     (274,410)           --
     Investment in subsidiaries                                93,834       13,591            --     (107,425)           --
                                                            ---------    ---------      --------    ---------     ---------
            Total other assets                                398,364      133,159        10,648     (403,415)      138,756
                                                            ---------    ---------      --------    ---------     ---------
            Total assets                                    $ 409,201    $ 554,170      $ 75,040    $(405,170)    $ 633,241
                                                            =========    =========      ========    =========     =========


CURRENT LIABILITIES:
     Current maturities of long-term debt                   $      --    $     150      $     --    $      --     $     150
     Trade accounts payable                                       469       36,650           202           --        37,321
     Deferred tax liability                                     1,755           --            --       (1,755)           --
     Intercompany payables                                         --      273,672           738     (274,410)           --
     Accrued liabilities                                       10,248       63,676        11,356           --        85,280
                                                            ---------    ---------      --------    ---------     ---------
            Total current liabilities                          12,472      374,148        12,296     (276,165)      122,751
                                                            ---------    ---------      --------    ---------     ---------

LONG-TERM DEBT, less current maturities                       330,690          217            --           --       330,907

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                        --       10,336            --           --        10,336

DEFERRED INCOME TAXES                                              --       57,140            --      (21,580)       35,560

OTHER LONG-TERM LIABILITIES                                        --       33,832        33,816           --        67,648

STOCKHOLDERS' EQUITY:
     Common stock, no par value                                    --           --            --           --            --
     Additional paid-in capital                                45,515       81,523        13,470      (94,993)       45,515
     Retained Earnings                                         28,147        5,861        18,045      (23,906)       28,147
     Cumulative other comprehensive income, net of tax         (7,155)      (6,887)       (2,587)      11,474        (7,155)
     Less treasury stock                                         (468)          --            --           --          (468)
                                                            ---------    ---------      --------    ---------     ---------
            Total stockholders' equity                         66,039       78,497        28,928     (107,425)       66,039
                                                            ---------    ---------      --------    ---------     ---------
            Total liabilities and stockholders' equity      $ 409,201    $ 554,170      $ 75,040    $(405,170)    $ 633,241
                                                            =========    =========      ========    =========     =========

                       SUPPLEMENTAL GUARANTOR INFORMATION
                              ALLIED HOLDINGS, INC.
               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999
                                  IN THOUSANDS

                                                              ALLIED       GUARANTOR    NON-GUARANTOR
                                                             HOLDINGS     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                            ---------     ------------  -------------   ------------  ------------
CURRENT ASSETS:
     Cash and cash equivalents                              $   1,852       $   3,179     $   8,953       $      --     $  13,984
     Short-term investments                                        --              --        44,325              --        44,325
     Receivables, net of allowance for doubtful accounts           14         119,978         1,066              --       121,058
     Inventories                                                   --           7,949            --              --         7,949
     Deferred tax asset-current                                 1,558          14,561            --              --        16,119
     Prepayments and other current assets                       1,611          20,257           314              --       22,1821
                                                            ---------       ---------     ---------       ---------     ---------
        Total current assets                                    5,035         165,924        54,658              --       225,617
                                                            ---------       ---------     ---------       ---------     ---------

PROPERTY AND EQUIPMENT, NET                                        --         285,665         2,173              --       287,838

OTHER ASSETS:
     Goodwill, net                                              1,751          91,353            --              --        93,104
     Other                                                      7,665          24,509        11,187              --        43,361
     Deferred tax asset-noncurrent                             17,004              --            --         (17,004)           --
     Intercompany receivables                                 262,361              --                      (262,361)           --
     Investment in subsidiaries                               112,848          13,571            --        (126,419)           --
                                                            ---------       ---------     ---------       ---------     ---------
        Total other assets                                    401,629         129,433        11,187        (405,784)      136,465
                                                            ---------       ---------     ---------       ---------     ---------
        Total assets                                        $ 406,664       $ 581,022     $  68,018       $(405,784)    $ 649,920
                                                            =========       =========     =========       =========     =========


CURRENT LIABILITIES:
     Current maturities of long-term debt                   $      --       $     185     $      --       $      --     $     185
     Trade accounts payable                                       345          42,089           497                        42,931
     Intercompany payables                                         --         260,977         1,384        (262,361)           --
     Accrued liabilities                                        9,405          66,350         9,900              --        85,655
                                                            ---------       ---------     ---------       ---------     ---------
        Total current liabilities                               9,750         369,601        11,781        (262,361)      128,771
                                                            ---------       ---------     ---------       ---------     ---------

LONG-TERM DEBT, less current maturities                       330,000             101            --              --       330,101

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                        --          11,973            --              --        11,973

DEFERRED INCOME TAXES                                              --          54,413            --         (17,004)       37,409

OTHER LONG-TERM LIABILITIES                                        --          45,237        29,515              --        74,752

STOCKHOLDERS' EQUITY:
     Common stock, no par value                                    --              --            --              --            --
     Additional paid-in capital                                44,437          81,449        13,229         (94,678)       44,437
     Retained Earnings                                         26,903          23,485        14,984         (38,469)       26,903
     Cumulative other comprehensive income, net of tax         (4,240)         (5,237)       (1,491)          6,728o
        (4,240)
     Less treasury stock at cost                                 (186)             --            --              --          (186)
                                                            ---------       ---------     ---------       ---------     ---------
        Total stockholders' equity                             66,914          99,697        26,722        (126,419)       66,914
                                                            ---------       ---------     ---------       ---------     ---------
        Total liabilities and stockholders' equity          $ 406,664       $ 581,022     $  68,018       $(405,784)    $ 649,920
                                                            =========       =========     =========       =========     =========

                       SUPPLEMENTAL GUARANTOR INFORMATION
                              ALLIED HOLDINGS, INC
              SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  IN THOUSANDS

                                                                 ALLIED        GUARANTOR    NON-GUARANTOR
                                                                HOLDINGS     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                                               ----------    ------------   -------------  ------------ ------------
REVENUES                                                        $  3,728       $ 813,804     $ 25,574       $(27,978)    $ 815,128
                                                                --------       ---------     --------       --------     ---------
OPERATING EXPENSES:
     Salaries, wages and fringe benefits                           3,609         438,208           --             --       441,817
     Operating supplies and expenses                                 856         139,953           28             --       140,837
     Purchased transportation                                         --          79,967           --             --        79,967
     Rents                                                            57           6,556           --             --         6,613
     Insurance and claims                                             --          36,042       24,577        (24,250)       36,369
     Operating taxes and licenses                                      8          31,483           --             --        31,491
     Depreciation and amortization                                   321          45,085          280             --        45,686
     Communications and utilities                                     12           5,538           --             --         5,550
     Other operating expenses                                      1,549          10,562          151         (3,728)        8,534
                                                                --------       ---------     --------       --------     ---------
               Total operating expenses                            6,412         793,394       25,036        (27,978)      796,864
                                                                --------       ---------     --------       --------     ---------
               Operating (loss) income                            (2,684)         20,410          538             --        18,264
                                                                --------       ---------     --------       --------     ---------

OTHER INCOME (EXPENSE):
     Equity in earnings (loss) of joint ventures, net of tax          --           4,359         (158)            --         4,201
     Interest expense                                            (22,111)        (25,591)        (372)        23,004       (25,070)
     Interest income                                              22,977             294        3,386        (23,004)        3,653
     Equity in net income of subsidiaries                          2,079              --           --         (2,079)           --
                                                                --------       ---------     --------       --------     ---------
                                                                   2,945         (20,938)       2,856         (2,079)      (17,216)
                                                                --------       ---------     --------       --------     ---------
INCOME (LOSS) BEFORE INCOME TAXES                                    261            (528)       3,394         (2,079)        1,048

INCOME TAX BENEFIT (PROVISION)                                       983            (124)        (663)            --           196
                                                                --------       ---------     --------       --------     ---------

NET INCOME (LOSS)                                               $  1,244       $    (652)    $  2,731       $ (2,079)    $   1,244
                                                                ========       =========     ========       ========     =========


              SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  IN THOUSANDS


                                                            ALLIED       GUARANTOR      NON-GUARANTOR
                                                           HOLDINGS     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                           --------     ------------    -------------   ------------   ------------
REVENUES                                                   $  3,741       $ 787,736       $ 24,133       $(27,319)      $ 788,291
                                                           --------       ---------       --------       --------       ---------

OPERATING EXPENSES:
     Salaries, wages and fringe benefits                      3,126         425,845             --             --         428,971
     Operating supplies and expenses                          1,089         134,727             11             --         135,827
     Purchased transportation                                    --          77,395             --             --          77,395
     Rents                                                       31           6,591             --             --           6,622
     Insurance and claims                                       131          38,669         22,350        (23,578)         37,572
     Operating taxes and licenses                                26          30,529             --             --          30,555
     Depreciation and amortization                              192          42,808            242             --          43,242
     Communications and utilities                                25           6,464             --             --           6,489
     Other operating expenses                                 1,412          10,094            724         (3,741)          8,489
                                                           --------       ---------       --------       --------       ---------
               Total operating expenses                       6,032         773,122         23,327        (27,319)        775,162
                                                           --------       ---------       --------       --------       ---------
               Operating (loss) income                       (2,291)         14,614            806             --          13,129
                                                           --------       ---------       --------       --------       ---------

OTHER INCOME (EXPENSE):
     Equity in earnings of joint ventures, net of tax            --           1,307            309             --           1,616
     Interest expense                                       (22,763)        (24,243)          (315)        24,025         (23,296)
     Interest income                                         24,016             370            975        (24,025)          1,336
     Equity in net loss of subsidiaries                      (7,313)             --             --          7,313              --
                                                           --------       ---------       --------       --------       ---------
                                                             (6,060)        (22,566)           969          7,313         (20,344)
                                                           --------       ---------       --------       --------       ---------
(LOSS) INCOME BEFORE INCOME TAXES                            (8,351)         (7,952)         1,775          7,313          (7,215)

INCOME TAX BENEFIT (PROVISION)                                4,655            (463)          (673)            --           3,519
                                                           --------       ---------       --------       --------       ---------

NET (LOSS) INCOME                                          $ (3,696)      $  (8,415)      $  1,102       $  7,313       $  (3,696)
                                                           ========       =========       ========       ========       =========

                       SUPPLEMENTAL GUARANTOR INFORMATION

                              ALLIED HOLDINGS, INC
              SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT
                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                  IN THOUSANDS

                                                                ALLIED    GUARANTOR    NON-GUARANTOR
                                                               HOLDINGS  SUBSIDIARIES  SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                               --------  ------------  -------------   ------------    ------------
REVENUES                                                       $ 1,243     $ 235,973      $ 8,392        $(9,261)       $ 236,347
                                                               -------     ---------      -------        -------        ---------

OPERATING EXPENSES:
    Salaries, wages and fringe benefits                          1,833       130,871           --             --          132,704
    Operating supplies and expenses                                 56        40,885           12             --           40,953
    Purchased transportation                                        --        23,513           --             --           23,513
    Rents                                                           19         2,095           --             --            2,114
    Insurance and claims                                            --        10,813        8,431         (8,018)          11,226
    Operating taxes and licenses                                     2         9,648           --             --            9,650
    Depreciation and amortization                                  262        14,693           96             --           15,051
    Communications and utilities                                     4         1,331           --             --            1,335
    Other operating expenses                                       273         3,755           --         (1,243)           2,785
                                                               -------     ---------      -------        -------        ---------
              Total operating expenses                           2,449       237,604        8,539         (9,261)         239,331
                                                               -------     ---------      -------        -------        ---------
              Operating loss                                    (1,206)       (1,631)        (147)            --           (2,984)
                                                               -------     ---------      -------        -------        ---------

OTHER INCOME (EXPENSE):
    Equity in earnings (loss) of joint ventures, net of tax         --         1,557          (55)            --            1,502
    Interest expense                                            (7,216)       (8,569)        (133)         7,597           (8,321)
    Interest income                                              7,595            94        1,552         (7,597)           1,644
    Equity in net loss of subsidiaries                          (7,400)           --           --          7,400               --
                                                               -------     ---------      -------        -------        ---------
                                                                (7,021)       (6,918)       1,364          7,400           (5,175)
                                                               -------     ---------      -------        -------        ---------
(LOSS) INCOME BEFORE INCOME TAXES                               (8,227)       (8,549)       1,217          7,400           (8,159)

INCOME TAX BENEFIT (PROVISION)                                   3,617           (40)         (28)            --            3,549
                                                               -------     ---------      -------        -------        ---------

NET (LOSS) INCOME                                              $(4,610)    $  (8,589)     $ 1,189        $ 7,400        $  (4,610)
                                                               =======     =========      =======        =======        =========

              SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
                                  IN THOUSANDS

                                                           ALLIED     GUARANTOR     NON-GUARANTOR
                                                          HOLDINGS   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                          --------   ------------   -------------   ------------  ------------
REVENUES                                                  $ 1,247     $ 239,815       $ 8,103        $(9,107)      $ 240,058
                                                          -------     ---------       -------        -------       ---------

OPERATING EXPENSES:
    Salaries, wages and fringe benefits                       815       133,383            --             --         134,198
    Operating supplies and expenses                           347        40,987            11             --          41,345
    Purchased transportation                                   --        22,866            --             --          22,866
    Rents                                                      18         2,236            --             --           2,254
    Insurance and claims                                       44        12,063         7,448         (7,860)         11,695
    Operating taxes and licenses                                5         8,738            --             --           8,743
    Depreciation and amortization                              64        14,711            90             --          14,865
    Communications and utilities                                6         2,056            --             --           2,062
    Other operating expenses                                  515         4,451          (156)        (1,247)          3,563
                                                          -------     ---------       -------        -------       ---------
              Total operating expenses                      1,814       241,491         7,393         (9,107)        241,591
                                                          -------     ---------       -------        -------       ---------
              Operating (loss) income                        (567)       (1,676)          710             --          (1,533)
                                                          -------     ---------       -------        -------       ---------

OTHER INCOME (EXPENSE):
    Equity in earnings of joint ventures, net of tax           --         1,365           154             --           1,519
    Interest expense                                       (7,900)       (8,592)         (177)         8,540          (8,129)
    Interest income                                         8,533            58           665         (8,540)            716
    Equity in net loss of subsidiaries                     (7,022)           --            --          7,022              --
                                                          -------     ---------       -------        -------       ---------
                                                           (6,389)       (7,169)          642          7,022          (5,894)
                                                          -------     ---------       -------        -------       ---------
(LOSS) INCOME BEFORE INCOME TAXES                          (6,956)       (8,845)        1,352          7,022          (7,427)

INCOME TAX BENEFIT (PROVISION)                              3,133           801          (330)            --           3,604
                                                          -------     ---------       -------        -------       ---------

NET (LOSS) INCOME                                         $(3,823)    $  (8,044)      $ 1,022        $ 7,022       $  (3,823)
                                                          =======     =========       =======        =======       =========

                       SUPPLEMENTAL GUARANTOR INFORMATION
                              ALLIED HOLDINGS, INC
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  IN THOUSANDS

                                                                      ALLIED    GUARANTOR    NON-GUARANTOR
                                                                     HOLDINGS  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                     --------  ------------  ------------- ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $ 1,244    $    (652)   $ 2,731      $(2,079)     $   1,244
                                                                       -------    ---------    -------      -------      ---------
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
         Depreciation and amortization                                     321       45,085        280           --         45,686
         Loss on sale of property and equipment                             --           97         --           --             97
         Deferred income taxes                                             567          119       (582)          --            104
         Compensation expense related to stock options and grants          452           --         --           --            452
         Equity in earnings (loss) of joint ventures                        --       (4,359)       158           --         (4,201)
         Equity in net income of subsidiaries                           (2,079)          --         --        2,079             --
         Amortization of Teamsters Union signing bonus                      --        1,850         --           --          1,850
         Change in operating assets and liabilities:
               Receivables, net of allowance for doubtful accounts         (80)      (2,144)      (142)          --         (2,366)
               Inventories                                                  --           (7)        --           --             (7)
               Prepayments and other current assets                       (127)      (1,623)        33           --         (1,717)
               Intercompany receivables and payables                   (12,049)      12,695       (646)          --             --
               Trade accounts payable                                      124       (6,416)      (295)          --         (6,587)
               Accrued liabilities                                         843      (15,233)     5,757           --         (8,633)
                                                                       -------    ---------    -------      -------      ---------
                 Total adjustments                                     (12,028)      30,064      4,563        2,079         24,678
                                                                       -------    ---------    -------      -------      ---------
                 Net cash (used in) provided by operating activities   (10,784)      29,412      7,294           --         25,922
                                                                       -------    ---------    -------      -------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (141)     (14,955)      (876)          --        (15,972)
   Intercompany sale of property and equipment                          (8,716)       8,716         --           --             --
   Proceeds from sale of property and equipment                             --          799         --           --            799
   Purchase of business, net of cash acquired                               --       (8,185)        --           --         (8,185)
   Return of capital                                                    11,999      (11,999)        --           --             --
   Intercompany dividend received (paid)                                 4,349       (4,349)        --           --             --
   Increase in short-term investments                                       --           --    (14,044)          --        (14,044)
   Increase in cash surrender value of life insurance                       --         (128)        --           --           (128)
                                                                       -------    ---------    -------      -------      ---------
                 Net cash provided by (used) in investing activities     7,491      (30,101)   (14,920)          --        (37,530)
                                                                       -------    ---------    -------      -------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt, net                           690           81         --           --            771
   Proceeds from issuance of common stock                                  626           --         --           --            626
   Repurchase of common stock                                             (282)          --         --           --           (282)
   Other, net                                                              787          313        794           --          1,894
                                                                       -------    ---------    -------      -------      ---------
                 Net cash provided by financing activities               1,821          394        794           --          3,009
                                                                       -------    ---------    -------      -------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                --          315     (1,096)          --           (781)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (1,472)          20     (7,928)          --         (9,380)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           1,852        3,179      8,953           --         13,984
                                                                       -------    ---------    -------      -------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   380    $   3,199    $ 1,025      $    --      $   4,604
                                                                       =======    =========    =======      =======      =========

                       SUPPLEMENTAL GUARANTOR INFORMATION
                              ALLIED HOLDINGS, INC
          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  IN THOUSANDS

                                                                     ALLIED    GUARANTOR    NON-GUARANTOR
                                                                    HOLDINGS  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                                    --------  ------------  ------------- ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                 $(3,696)    $  (8,415)    $ 1,102       $ 7,313     $  (3,696)
                                                                     -------     ---------     -------       -------     ---------
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                     192        42,808         242            --        43,242
       Loss on sale of property and equipment                             --           781          --            --           781
       Deferred income taxes                                           1,787           628          --            --         2,415
       Compensation expense related to stock options and grants          441            --          --            --           441
       Equity in loss of joint ventures                                   --        (1,307)       (309)           --        (1,616)
       Equity in net loss of subsidiaries                              7,313            --          --        (7,313)           --
       Payment of Teamsters Union signing bonus                           --        (9,654)         --            --        (9,654)
       Change in operating assets and liabilities:
         Receivables, net of allowance for doubtful accounts               2       (16,541)       (495)           --       (17,034)
         Inventories                                                      --          (933)         --            --          (933)
         Prepayments and other current assets                           (127)       (2,980)        452            --        (2,655)
         Trade accounts payable                                         (288)       (7,342)       (459)           --        (8,089)
         Intercompany payables                                       (65,424)       65,471         (47)           --            --
         Accrued liabilities                                          (4,454)      (18,963)      8,178            --       (15,239)
                                                                     -------     ---------     -------       -------     ---------
               Total adjustments                                     (60,558)       51,968       7,562        (7,313)       (8,341)
                                                                     -------     ---------     -------       -------     ---------
               Net cash (used in) provided by operating activities   (64,254)       43,553       8,664            --       (12,037)
                                                                     -------     ---------     -------       -------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                     --       (37,062)     (1,228)           --       (38,290)
  Proceeds from sale of property and equipment                            --         1,108          --            --         1,108
  Purchase of business, net of cash acquired                              --        (1,879)         --            --        (1,879)
  Return of capital                                                       --           (80)         --            --           (80)
  Intercompany dividend (received) paid                                4,638        (4,638)         --            --            --
  Decrease in short-term investments                                      --            --       7,425            --         7,425
  Increase in cash surrender value of life insurance                      --           (47)         --            --           (47)
                                                                     -------     ---------     -------       -------     ---------
               Net cash provided by (used in) investing activities     4,638       (42,598)      6,197            --       (31,763)
                                                                     -------     ---------     -------       -------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt, net                       57,077        (1,147)         --            --        55,930
  Proceeds from issuance of common stock                                 211            --          --            --           211
  Other, net                                                           1,042        (1,754)      1,553            --           841
                                                                     -------     ---------     -------       -------     ---------
               Net cash provided by (used in) financing activities    58,330        (2,901)      1,553            --        56,982
                                                                     -------     ---------     -------       -------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS              --           159         (52)           --           107

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (1,286)       (1,787)     16,362            --        13,289

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           895         1,849      19,233            --        21,977
                                                                     -------     ---------     -------       -------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  (391)    $      62     $35,595       $    --     $  35,266
                                                                     =======     =========     =======       =======     =========

Note 3.  Comprehensive Income

         Comprehensive income was a loss of $5.6 million for the third quarter 2000 versus a loss of $3.6 million for the third quarter 1999, and a loss of $1.7 million for the first nine months of 2000 versus a loss of $1.6 million for the first nine months of 1999. The difference between comprehensive income and net income is the change in the foreign currency translation adjustment, net of income taxes.

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

         During the second quarter of 1999, the Financial Accounting Standards Board issued SFAS No. 137, which deferred the effective date of SFAS No. 133. The Statement defers the effective date for all quarters of all fiscal years beginning after June 15, 2000. The Company will adopt this statement in the first quarter of 2001. The Company is currently in the process of analyzing certain transactions in order to meet the requirements of this statement by January 1, 2001.

Note 5.  Segment Reporting

         The Company operates in one reportable industry segment: transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automotive dealerships. Geographic financial information is as follows (in thousands):

                      For the three months ended    For the nine months ended
                            September 30                  September 30
                      --------------------------    -------------------------
                         2000           1999           2000          1999
                      ---------    -------------    ----------   ------------
Revenues:
United States         $195,219       $202,684        $672,397      $658,029
Canada                  41,128         37,374         142,731       130,262
                      --------       --------        --------      --------
                      $236,347       $240,058        $815,128      $788,291
                      ========       ========        ========      ========

Revenues are attributed to the respective countries based on the location of the origination terminal.

Note 6.  Equity in Earnings of Joint Ventures

         The Company has joint ventures in the United Kingdom and Brazil. Equity in earnings for these joint ventures is recorded net of income taxes in the consolidated statements of operations by the Company. Income taxes related to the joint ventures were $2,000 and $1.2 million for the three and nine months ended September 30, 2000 and $661,000 and $673,000 for the three and nine months ended September 30, 1999. Included in the second quarter of 2000 results are $1.5 million in fees related to management services declared by the joint venture. A corresponding receivable is included in the balance sheet of the Company.

Note 7.  Stock Repurchase Plan

         The Company's Board of Directors has authorized management to take the necessary steps to repurchase up to 500,000 shares of the Company's outstanding common stock through fiscal year 2000 in open market transactions. The timing of these purchases and the number of shares purchased will be dictated by market conditions and other relevant factors. Through September 30, 2000, the Company has repurchased 61,652 shares.

Note 8.  Litigation

         The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of vehicles. The Company does not believe that any of such pending litigation if adversely determined would have a material adverse effect on the Company.

         The Company is defending two pieces of related litigation in the Supreme Court of Erie County, New York: Gateway Development & Manufacturing, Inc. v. Commercial Carriers, Inc., et al., Index No. 1997/8920 (the "Gateway Case"), and Commercial Carriers, Inc., v. Gateway Development & Manufacturing, Inc., et al. (the "CCI Case"), Index No. I2000/8184. The claims at issue in both the Gateway Case and the CCI Case center around the contention that the Company breached legal duties with respect to a failed business transaction involving Gateway Development & Manufacturing, Inc., Ryder Truck Rental, Inc., and Ryder System, Inc. In the Gateway Case, the Company has sought and received summary judgment in its favor on the sole claim (for tortious interference with contract) asserted against it by Gateway Development & Manufacturing, Inc., but anticipates the filing and service of cross-claims that the court has permitted to be asserted against the Company by the other defendants in that action. In the CCI Case, the Company has accepted or expects to accept service of a separate complaint asserting claims against the Company that are virtually identical to the cross-claims that the Company expects to be asserted against it by the other defendants in the Gateway Case. It is anticipated that the claims asserted in both the Gateway Case and the CCI Case will be resolved in a unified proceeding. With respect to the entirety of this litigation, the Company intends to continue its vigorous defense against the claims asserted it, as management believes all of those claims are without merit. While the ultimate results of this litigation cannot be predicted, management does not expect that the resolution of these proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Note 9.  Reclassifications

         Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues were $236.3 million for the third quarter of 2000 versus revenues of $240.1 million for the third quarter of 1999, a decrease of 1.6%. For the nine-month period ended September 30, 2000, revenues were $815.1 million, versus revenues of $788.3 million for the nine-month period ended September 30, 1999, an increase of 3.4%. During 2000, the Company generated higher revenue per vehicle delivered, which is due to revenue enhancements and other factors, including the elimination of some non-profitable business. During the third quarter, the additional revenue generated per vehicle delivered was offset by a decrease in the number of vehicles delivered. The decrease in volume was primarily a result of decreased new vehicle production partly due to the Firestone tire recall, which lowered production at three Ford Plants served by the Company.

         The Company experienced a net loss of $4.6 million for the third quarter of 2000 versus a net loss of $3.8 million for the third quarter of 1999. Basic and diluted loss per share for the third quarter of 2000 was $0.58 versus basic and diluted loss per share of $0.49 for the third quarter of 1999. For the nine-month period ended September 30, 2000, net income was $1.2 million, versus a net loss of $3.7 million for the nine-month period ended September 30, 1999. Basic and diluted earnings per share for the nine-month period ended September 30, 2000 were $0.16 versus basic and diluted loss per share of $0.47 for the nine-month period ended September 30, 1999.

         Earnings improved for the first nine months of 2000 versus the first nine months of 1999 due to continued cost control measures implemented in the fourth quarter of 1999, combined with an increase in the revenue generated per vehicle delivered. The rate structure was modified in the second half of 1999 in response to the increase in light truck deliveries, which adversely impacted load averages and operating results. The result was an increase in the revenue generated per vehicle delivered. During 2000, the Company has experienced higher fuel costs. The Company began implementing fuel surcharges in the first quarter of 2000; in addition, the Company hedges a portion of its expected fuel consumption. The Company estimates that higher fuel costs, net of surcharges and hedging gains, reduced earnings in the first quarter of 2000 by approximately $1.6 million, or $0.20 per share. The fuel surcharges were fully implemented by the second quarter, and accordingly, the higher fuel costs were offset by surcharges and hedging gains in the second quarter and for most of the third quarter. However, fuel costs again increased significantly late in the third quarter of 2000, and the Company estimates that higher fuel costs, net of surcharges and hedging gains, reduced earnings in the third quarter by approximately $0.6 million, or $0.07 per share.

         During the third quarter, Ford suspended production at three manufacturing plants due to the Firestone tire recall. The Company handled vehicle deliveries at all three plants. The Company estimates that the loss of business due to the Firestone tire recall, and to a lesser extent, extended plant shutdowns by other manufacturers, reduced net earnings by approximately $2.4 million, or $0.30 per share.

         The following is a discussion of the changes in the Company's major expense categories:

         Salaries, wages and fringe benefits increased slightly from 55.9% of revenues for the third quarter of 1999 to 56.2% of revenues for the third quarter of 2000, and decreased from 54.4% of revenues for the first nine months of 1999 to 54.2% of revenues for the first nine months of 2000. The change was due primarily to annual salary and benefit increases, offset by continued productivity and efficiency improvements. During the third quarter of 2000, the slight increase was also due to the impact of the Firestone tire recall.

         Operating supplies and expenses increased from 17.2% of revenues for the third quarter of 1999 to 17.3% of revenues for the third quarter of 2000, and also increased from 17.2% of revenues for the first nine months of 1999 to 17.3% of revenues for the first nine months of 2000. The increase is due primarily to higher fuel prices that more than offset the decrease in Year 2000 compliance expenses and efficiency improvements gained in 2000.

         Insurance and claims expense decreased from 4.9% of revenues for the third quarter of 1999 to 4.8% of revenues for the third quarter of 2000, and decreased from 4.8% of revenues for the first nine months of 1999 to 4.5% of revenues for the first nine months of 2000. The decrease is due to quality initiatives the Company put in place to reduce the frequency and dollar amount of damage claims.

         Equity in earnings of joint ventures was 0.6% of revenues for both the third quarter of 1999 and 2000 and increased from 0.2% of revenues for the first nine months of 1999 to 0.5% of revenues for the first nine months of 2000. The increase was due to increased earnings from the Company's joint ventures in the United Kingdom, which began operations in May 1999, and a reduction in the loss from the Company's Brazilian venture.

         Interest expense as a percentage of revenues increased from 3.4% of revenues for the third quarter of 1999 to 3.5% of revenues for the third quarter of 2000, and increased from 3.0% of revenues for the first nine months of 1999 to 3.1% for the first nine months of 2000. The increase was due primarily to higher interest rates in 2000 versus 1999.

         Interest income, as a percentage of revenues, increased from 0.3% in the third quarter of 1999 to 0.7% in the third quarter of 2000, and increased from 0.2% for the first nine months of 1999 to 0.5% for the first nine months of 2000. The increase was due to higher earnings on marketable securities held by the Company's captive insurance company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES


         Net cash provided by operating activities totaled $25.9 million for the nine-month period ended September 30, 2000 versus net cash used by operating activities of $12.0 million for the nine-month period ended September 30, 1999. The significant increase in cash provided by operations was due primarily to an increase in earnings during the first nine months of 2000 versus 1999, combined with a favorable change in operating assets and liabilities as the Company implemented measures to improve asset utilization.

         Net cash used in investing activities totaled $37.5 million for the nine-month period ended September 30, 2000 versus $31.8 million for the nine-month period ended September 30, 1999. The increase was due primarily to the purchase of CT Group, a logistics service group, in March 2000 for $8.2 million. A decrease in capital expenditures was offset by an increase in short-term investments. The investment portfolio mix of the Company's captive insurance company changed during the first nine months of 2000 as short-term investments increased by $14.0 million. The change was the result of the captive insurance company's investment managers investing cash on hand. Capital expenditures were $16.0 million in the first nine months of 2000 versus $38.3 million in the first nine months of 1999. The reduced level of capital spending was the result of efforts by the Company to limit capital expenditures in 2000 as fleet utilization improved and due to the timing of capital expenditures. The Company expects capital spending to be higher in the last half of 2000 versus the first half while spending in 1999 was higher in the first half of the year.

         Net cash provided by financing activities totaled $3.0 million for the nine-month period ended September 30, 2000 versus $57.0 million for the nine-month period ended September 30, 1999. The decrease was due primarily to the increase in cash flows from operations.

DISCLOSURES ABOUT MARKET RISKS

         The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in short-term investment prices, interest rates, fuel prices, and foreign currency exchange rates.

         SHORT-TERM INVESTMENTS - The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at September 30, 2000, which are recorded at a fair value of $58.4 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $5.8 million.

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

         FUEL PRICES - The Company is dependent on diesel fuel to operate its fleet of rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, changes in global demand, and global production. To reduce price risk caused by market fluctuations, the Company generally follows a policy of hedging a portion of its anticipated diesel fuel consumption. The instruments used are principally readily marketable exchange traded futures contracts that are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of diesel fuel. Gains and losses resulting from fuel hedging transactions are recognized when the underlying fuel being hedged is used. A 10% increase in diesel fuel prices would reduce pre-tax income by $5.5 million over the next fiscal year.

         FOREIGN CURRENCY EXCHANGE RATES - Although the majority of the Company's operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investments in foreign subsidiaries translated into dollars using exchange rates at September 30, 2000, are $81.5 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $8.2 million. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

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

         These costs were funded through operating cash flow. The Company did not incur material Y2K related costs in the first nine months of 2000.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:  27 -  Financial Data Schedule (for SEC use only)


(b)   Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Allied Holdings, Inc.



November 14, 2000                 /s/A. Mitchell Poole, Jr.
-----------------                ----------------------------------------
    (Date)                       A. Mitchell Poole, Jr.
                                 on behalf of Registrant as
                                 Vice Chairman and
                                 Chief Executive Officer




November 14, 2000                /s/Daniel H. Popky
-----------------                ----------------------------------------
    (Date)                       Daniel H. Popky
                                 on behalf of Registrant as
                                 Senior Vice President, Finance
                                 and Chief Financial Officer