Form 10-K405
period 2000-12-31
ALLIED HOLDINGS INC
filed 2001-04-16
CIK 909950

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE YEAR ENDED DECEMBER 31, 2000.

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22276

                             ALLIED HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                      58-0360550
       (State or other jurisdiction of                  (I.R.S. Employer ID Number)
       incorporation or organization)

            160 CLAIREMONT AVENUE, SUITE 200, DECATUR, GEORGIA 30030
                    (Address of principal executive office)

       Registrant's telephone number, including area code  (404) 373-4285

          Securities registered pursuant to Section 12(b) of the Act:

          NO PAR VALUE COMMON STOCK                       NEW YORK STOCK EXCHANGE
              (Title of Class)                    (Name of Exchange on which Registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 20, 2001 Registrant had outstanding 8,325,941 shares of common stock. The aggregate market value of the common stock held by nonaffiliates of the Registrant, based upon the closing sales price of the common stock on March 20, 2001 as reported on the New York Stock Exchange, was approximately $14.2 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for Registrant's 2001 Annual Meeting of Shareholders to be held May 15, 2001 are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ALLIED HOLDINGS, INC.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I
  Item 1.   Business....................................................     2
  Item 2.   Properties..................................................    10
  Item 3.   Legal Proceedings...........................................    10
  Item 4.   Submission of Matters to a Vote of Security Holders.........    11

PART II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................    12
  Item 6.   Selected Consolidated Financial Data........................    13
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    14
  Item 7A.  Quantitative and Qualitative Disclosures About Market
              Risk......................................................    19
  Item 8.   Financial Statements and Supplementary Data.................    19
  Item 9.   Disagreements on Accounting and Financial Disclosure........    19

PART III
  Item 10.  Directors and Executive Officers of the Registrant..........    20
  Item 11.  Executive Compensation......................................    20
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management................................................    20
  Item 13.  Certain Relationships and Related Transactions..............    20

PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
              8-K.......................................................    20

                                     PART I

ITEM 1.  BUSINESS

1. GENERAL

     Allied Holdings, Inc. (the "Company" or "Allied"), founded in 1934, is a holding company which operates through its wholly-owned subsidiaries. The Company's principal operating subsidiaries are Allied Automotive Group, Inc. (collectively with its subsidiaries referred to as the "Allied Automotive Group" or "Automotive Group") and Axis Group, Inc. ("Axis" or the "Axis Group"). Allied Automotive Group is the largest motor carrier in the world specializing in the transportation of new and used automobiles and light trucks utilizing specialized tractor trailers ("Rigs" or "Rig") and serves all of the major domestic and foreign automotive manufacturers. The Axis Group provides logistics and distribution services to the new and used vehicle distribution market and other segments of the automotive industry. Axis is the global logistics services arm of the Allied family of companies.

     Allied Automotive Group offers a full range of automotive delivery services including transporting new, used and off-lease vehicles to dealers from plants, rail ramps, ports and auctions, and providing vehicle rail-car loading and unloading services. Allied Automotive Group represented approximately 97% of the Company's consolidated 2000 revenues. Allied Automotive Group operates primarily in the short-haul segment of the automotive transportation industry with an average length of haul of less than 200 miles. General Motors, Ford and DaimlerChrysler represent the Company's largest customers, accounting for in total approximately 73% of 2000 revenues. Allied Automotive Group also provides services to all of the major foreign manufacturers, including Honda, Mazda, Nissan, Toyota, Isuzu, Volkswagen and Mitsubishi. Allied Automotive Group participated in the transportation of approximately 62% of the new vehicles sold in the United States and Canada in 2000. Most of the Company's major competitors are privately held and there is minimal public information available with respect to such companies, but the Company believes that its 2000 revenues were over four times greater than its closest competitor.

     The Company provides logistics and distribution services to the automotive market through the Axis Group that complement Allied's new vehicle distribution services operations. Axis provides carrier management services for various automotive clients, leases equipment for containerized international shipment of vehicles, and provides vehicles processing services at ports and inland distribution centers. In February 2000 Axis acquired CT Group, Inc. and its subsidiaries, CT Services and Cordin Transportation, which provide a variety of logistics services to the pre-owned vehicle market. In addition, Axis has established joint ventures to manage the distribution of Ford vehicles in the United Kingdom, a joint venture in Brazil to provide automotive logistics services in the Mercosur region, and a subsidiary which provides logistics and distribution services in Mexico. Also, Axis provides vehicle tracking for more than 1.5 million Toyota vehicles annually.

2. SERVICES

     Allied Automotive Group is the largest motor carrier in the world specializing in the transportation of new and used automobiles and light trucks for all the major domestic and foreign automotive manufacturers. Allied Automotive Group participated in the transportation of approximately 62% of the new vehicles sold in the United States and Canada in 2000. Allied Automotive Group believes it can capture a larger percentage of its major customers' North American production by building upon its relationships with manufacturers and leveraging its reputation for high quality services, competitive pricing and value-added services. Allied Automotive Group also believes that it can expand the types of services provided to its existing customers by utilizing its sophisticated technology in order to deliver vehicles and provide other services more efficiently and cost effectively than its competitors.

     The Company has made a significant commitment to providing complementary services to its existing customers and to new customers through its Axis Group subsidiary. Axis Group is aggressively pursuing opportunities to provide logistics and distribution services to customers in the automotive industry and seeks to leverage its proprietary information systems in order to efficiently provide such services. These services include identifying new and innovative distribution methods for customers, providing solutions relating to improving the management of inventory of new and used vehicles, and providing reconditioning services relating to the used and remarketed vehicle market. The Axis Group further believes that significant opportunities exist for it to provide additional automotive distribution services to its existing customers in the United States and internationally through acquisitions, and through the formation of joint ventures or alliances with established local service providers. For example, in February 2000 Axis Group acquired CT Group, Inc. and its subsidiaries, CT Services and Cordin Transportation, which provide a variety of logistics services to the pre-owned vehicle market. In 1999 Axis Group formed two joint ventures for the purpose of managing the distribution of Ford vehicles in the United Kingdom. In addition, Axis owns a minority interest in Axis Sinimbu Logistica ("ASL"). ASL provides automotive distribution services to the automotive industry in Brazil. ASL increased its share of the automotive distribution market to roughly one-third as a result of the acquisition of Translor Veiculos Ltda in January 2001. Axis has also formed a subsidiary which provides logistics and distribution services in Mexico.

     Information regarding revenues, operating profit and total assets of each operating segment of the Company for the fiscal years 1998 through 2000, and information regarding revenues and long-lived assets of the Company attributed to the geographic areas in which the Company conducted business during those fiscal years, is set forth in Note 9 of the Company's consolidated financial statements included in this Annual Report on Form 10-K.

3. CUSTOMER RELATIONSHIPS

     Allied Automotive Group has written contracts with most of its customers. Allied Automotive Group's contracts with its customers establish rates for the transportation of vehicles and generally are based upon a fixed rate per vehicle transported and a variable rate for each mile a vehicle is transported. Certain of these contracts provide that the rate per vehicle may vary depending on the size and weight of the vehicle. The contracts between Allied Automotive Group and its customers generally do not permit Allied Automotive Group to recover for increases in fuel prices, fuel taxes or labor costs. Increases for fuel prices or taxes and labor costs must be mutually agreed to by Allied Automotive Group and its customers. Allied Automotive Group has negotiated fuel surcharges with most of its customers as a result of fuel cost increases occurring in 2000. Allied Automotive Group operates under a 30 day rolling contract with Ford which provides that the Allied Automotive Group is the primary carrier for 36 locations in the United States and 15 Canadian locations. Allied Automotive Group is the primary carrier for 19 locations in the United States and 16 in Canada for DaimlerChrysler under a contract which expires on January 31, 2005. This contract may be terminated on 150 day's notice by either party. Allied Automotive Group has a contract with General Motors which expires in July 2001 and provides that Allied Automotive Group is the primary carrier for 15 locations in the United States. Allied Automotive Group operates under a second contract with General Motors which has a rolling 60 day term and covers 11 locations in the United States and 15 locations in Canada.

4. PROPRIETARY MANAGEMENT INFORMATION SYSTEMS

     The Company, through its subsidiaries, has made a long-term commitment to utilizing technology to serve its customers. Allied Automotive Group's advanced management information system is a centralized, fully integrated information system utilizing a mainframe computer together with client servers. The system is based on a company-wide information database, which allows Allied Automotive Group to quickly respond to customer information requests without having to combine data files from several sources. Updates with respect to vehicle load, dispatch and delivery are immediately available for reporting to customers and for better control and tracking of customer vehicle inventories. Through electronic data interchange ("EDI"), Allied Automotive Group communicates directly with manufacturers in the process of delivering vehicles and electronically bills and collects from manufacturers. Allied Automotive Group also utilizes EDI to communicate with inspection companies, railroads, port processors and other carriers.

     Subsidiaries of the Company also utilize the information system to allow them to operate their business more efficiently. For example, the information systems of Allied Automotive Group automatically design an optimal load for each Rig, taking into account factors such as the capacity of the Rig, the size of the vehicles, the route, the drop points, applicable weight and height restrictions and the formula for paying drivers. The system also determines the most economical and efficient load sequence and drop sequence for the vehicles to be transported.

5. MANAGEMENT STRATEGY

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

     The Board of Directors and the shareholders of the Company have also adopted an Employee Stock Purchase Plan to provide all employees the opportunity to purchase shares of the Company's common stock.

6. RISK MANAGEMENT AND INSURANCE

     Each of the Company's operating subsidiaries is responsible for defining risks and securing appropriate insurance programs and coverages at cost effective rates for the Company. Allied Automotive Group internally administers all claims for auto and general liability and for workers compensation claims in Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Missouri, New York, North Carolina, Ohio, South Carolina, Tennessee and Virginia. Liability and workers compensation claims are subject to periodic audits by Allied Automotive Group's commercial insurance carriers. In the United States, Allied Automotive Group currently retains up to $650,000 of liability for each claim for workers' compensation and up to $500,000 of liability for automobile and general liability, including personal injury and property damage claims. In addition to the $500,000 per occurrence deductible for automobile liability, there is a $1,500,000 aggregate deductible for those claims which exceed the $500,000 per occurrence deductible, but less than $1,000,000 per occurrence, and a $1,000,000 aggregate for claims which exceed $1,000,000 but less than $2,000,000 per occurrence. Allied Automotive Group also retains up to $250,000 of liability for each cargo damage claim. In Canada, Allied Automotive Group retains up to C$100,000 of liability for each claim for personal injury, property damage or cargo damage. If Allied Automotive Group were to experience a material increase in the frequency or severity of accidents or workers' compensation claims or unfavorable developments in existing claims, the Company's operating results could be adversely affected. Allied Automotive Group believes that a reduction in the number of vehicles transported may result in an increase in the frequency of workers' compensation claims. The Company formed Haul Insurance Limited in December 1995 as a captive insurance subsidiary to provide reinsurance coverage to its licensed insurance carriers for certain types of losses, as indicated above. Other coverages are provided by non-related primary and reinsurance companies.

7. EQUIPMENT, MAINTENANCE AND FUEL

     Allied Automotive Group operates approximately 4,600 Rigs with an average age of 7.4 years. Allied Automotive Group has historically invested heavily in both new equipment and equipment upgrades, which have served to increase efficiency and extend the useful life of Rigs. Currently, new 75-foot Rigs cost between $130,000 and $140,000 and have a useful life of between 10 to 15 years when properly maintained.

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

     In order to reduce fuel costs, Allied Automotive Group purchases approximately 30% of its fuel in bulk. Also, fuel is purchased by drivers on the road from a few major suppliers that offer discounts and central billing. Allied Automotive Group periodically enters into futures contracts to manage a portion of its exposure to fuel price fluctuations.

8. COMPETITION

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

     Fundamental changes which are being made by automotive manufacturers are beginning to increase competition. Automotive manufacturers are making changes to their vehicle distribution systems in an effort to increase the speed of delivery of finished vehicles to dealers with a goal of reducing inventory and improving the reliability of delivery. Certain manufacturers are creating vehicle consolidation centers where rail traffic from numerous manufacturing plants is re-mixed for delivery to the dealers. In addition, manufacturers are creating new rail ramps in order to place vehicles in more central locations closer to the market but off the dealer lots. These new rail ramps may reduce the average length of haul for motor carriers of automobiles. In metropolitan areas, competition for traffic from the new rail ramps to the dealers may increase as local delivery carriers and equipment and driver leasing companies may become new competitors for the traffic. In addition, some parties may attempt to utilize drive-away operators or dealer pick-ups to deliver vehicles.

     Another recent development, which is beginning to have an impact on competition, is an increase in the use of fourth party logistics companies by automotive manufacturers. An example is the joint venture between Ford and Autogistics, Inc., a subsidiary of UPS Logistics whereby Ford had engaged Autogistics to oversee its delivery network. All Ford vehicles in North America are shipped under the direction of Autogistics. In addition, General Motors has announced the formation of Vector SCM, a joint venture with CNF, Inc., which is General Motors' global lead logistics service provider. Management of the Company believes that the formation of these joint ventures will provide the Company with an opportunity to participate more in the long haul segment of the industry and improve the speed and reliability of vehicles delivered.

     Major motor carriers specializing in the delivery of new vehicles that are competitors of the Allied Automotive Group include Leaseway, Jack Cooper, Cassens, Hadley and E & L. Non-union carriers may be able to provide comparable services to those provided by Allied Automotive Group at lower costs. Additionally, motor carriers utilizing non-union labor have increased.

9. EMPLOYEES AND OWNER OPERATORS

     Subsidiaries of the Company have approximately 8,700 employees, including approximately 5,900 drivers which are employees of Allied Automotive Group. All drivers and shop and yard personnel are represented by various labor unions. The majority of Allied Automotive Group's employees are covered by the Master Agreement with the International Brotherhood of Teamsters ("IBT") which expires on May 31, 2003. The

Master Agreement was entered into in June 1999 and provides for an increase of approximately 3% per year in wage and benefits in excess of the prior contract with the IBT. The compensation and benefits paid by Allied Automotive Group to union employees are established by union contracts. There can be no assurance that renegotiation of union contracts as they expire will not result in increased labor costs to the Company or work stoppages which could have a material adverse effect on the Company. Allied Automotive Group also utilizes approximately 725 owner-operators, with approximately 150 driving exclusively for Allied Systems (Canada) Company, a subsidiary of Allied Automotive Group, in Canada and approximately 575 driving exclusively from terminals in the United States. The owner-operators are either paid a percentage of the revenues they generate or receive normal driver pay plus a truck allowance.

10. REGULATION

     Certain subsidiaries of the Company are regulated in the United States by the United States Department of Transportation ("DOT") and various state agencies, and in Canada by the National Transportation Agency of Canada and various provincial transport boards. Truck and trailer length, height, width, maximum weight capacity and other specifications are regulated federally in the United States, as well as by individual states and provinces. In recent years, the automotive manufacturers have increased the percentage of vehicles that are light trucks as well as increased the size and weight of many vehicles. Due to the regulations on truck and trailer length, height, width and maximum weight capacity, the number of vehicles Allied Automotive Group delivers per load has decreased. Allied Automotive Group successfully negotiated rate increases on most of its sports utility and light truck business in 1999 to account for this reduction in the number of deliveries per load. Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. The DOT also regulates certain safety features incorporated in the design of Rigs. The motor carrier transportation industry is also subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating policies or influencing the demand for, and the cost of providing, services to shippers. While the Company believes it is in material compliance with these various regulatory requirements, any failure to so comply, as well as any changes in the regulation of the Industry through legislative, judicial, administrative or other action, could have a material adverse effect on the Company.

     In addition, Allied Automotive Group's terminal operations are subject to environmental laws and regulations enforced by federal, state, provincial and local agencies, including those related to the treatment, storage and disposal of wastes, and those related to the storage and handling of lubricants. Allied Automotive Group maintains regular ongoing testing programs for those underground storage tanks ("USTs") located at its terminals for compliance with environmental laws and regulations.

11. SEASONALITY AND INFLATION

     The Company's revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models which are shipped to dealers during those periods, and the higher spring and early summer sales of automobiles and light trucks. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled plant shutdowns.

12. RECENT MANAGEMENT CHANGES

     Effective February 2001, Robert J. Rutland was appointed by the Board of Directors to become Chief Executive Officer, as well as Chairman of the Company. Mr. Rutland has been Chairman of the Company since December 1995, and previously served as Chief Executive Officer from 1995 through December 1999. A. Mitchell Poole, Jr. ceased serving as Vice Chairman and Chief Executive Officer of the Company in February 2001, and Randall E. West ceased serving as the President and Chief Operating Officer of the Company in February 2001. In addition, William Burgess was removed as the President of Allied Automotive Group, Inc. in February 2001.

13. RISK FACTORS

     The Company's future financial condition and results of operations are subject to a number of risks and uncertainties, including those set forth below and in other sections of this Annual Report on Form 10-K.

  Substantial Leverage

     The Company has consolidated indebtedness which is substantial in relation to its stockholders' equity. As of December 31, 2000, the Company had total long-term debt of approximately $325 million (excluding $205 million of trade payables and other accrued liabilities) and stockholders' equity of approximately $59 million. In addition, the Company has additional borrowings available under its revolving credit facility which is discussed in the notes to the Company's consolidated financial statements included in this Annual Report on Form 10-K. The Company's leveraged financial position exposes it to the risk of increased interest rates, may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and may make the Company more vulnerable to economic downturns and limit its ability to withstand competitive pressures.

     The Company's debt instruments contain a number of affirmative, negative and financial covenants, which limit the ability of the Company to, among other things, incur debt, incur liens, make investments, make dividend or other distributions or enter into a merger or consolidation transaction. As of December 31, 2000, the Company was noncompliant with a financial covenant under its credit facility, but subsequently has negotiated amendments to the financial covenants, thereby avoiding an event of default. As a result of the amendments, the Company does not anticipate any covenant violations during 2001. There can be no assurance, however, that the Company will be able to comply with its debt covenants in the future or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants on commercially reasonable terms, if at all.

     The Company will need to use a large portion of its future earnings to pay principal and interest on its substantial debt obligations, which will reduce the amount of money available for use in its operations or for responding to potential business opportunities as they arise. The ability of the Company to generate the cash necessary to service its debt is subject to a number of factors beyond its control, and there can be no assurance that the Company will be able to generate sufficient cash through its operations to enable it to meet its obligations. If the Company does not generate enough cash to enable it to meet its debt obligations, it may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or financing its debt or seeking additional equity capital. There can be no assurance that any of these actions could be effected on commercially reasonable terms, if at all, and the terms of existing or future indebtedness may restrict the Company from adopting any of these alternatives.

     Any failure of the Company to comply with the covenants contained in its debt instruments, if not waived, or to adequately service its debt obligations, could result in a default under its debt instruments. If a default occurs under any of the Company's debt instruments, the lenders thereunder may elect to declare all borrowings outstanding, together with interest and other fees, to be immediately due and payable. Borrowings under the Company's revolving credit facility are collateralized with the assets of the Company and certain of its subsidiaries. If the Company were to be unable to repay any borrowing under its revolving credit facility when due, the lenders thereunder would have the right to proceed against the collateral granted to them to secure the debt. Any default under the Company's debt instruments, particularly any default that resulted in acceleration of indebtedness or foreclosure on collateral, would have a material adverse effect on the Company.

  Foreign Operations

     Although the majority of the Company's operations are in the United States, the Company derives a substantial portion of its revenues and earnings from operations in foreign countries (primarily Canada, but also including the United Kingdom, Brazil and Mexico). The risks of doing business in foreign countries include potential adverse changes in the political policies of foreign governments and diplomatic relations of foreign countries with the United States, hostility from local populations, adverse effects of currency exchange controls, deterioration of foreign economic conditions, currency fluctuations, foreign exchange restrictions and changes in taxation structure. Due to the foregoing risks, any of which, if realized, could have a material adverse effect on the Company, the Company believes that its business activities outside of the United States involve a higher degree of risk than its domestic activities.

 Increases in Fuel Prices

     Fuel is a major expense incident to the transportation of automotive vehicles, and the cost and availability of fuel are subject to economic and political factors and events which the Company can neither control nor accurately predict. The Company attempts to minimize the effect of fuel price fluctuations by periodically entering into futures contracts, but there can be no assurance that such activity will effectively manage the Company's exposure. In response to rising fuel charges during the past fiscal year, the Company has negotiated fuel surcharges with most of its customers which enable it to pass on these costs to such customers. Nevertheless, not all customers are subject to fuel surcharges, and there can be no assurance that the Company will be able to continue to impose fuel surcharges on its customers. Higher fuel prices resulting from fuel shortages or other factors could materially adversely affect the Company if the Company is unable to pass on the full amount of fuel price increases to its customers through fuel surcharges or higher rates. In addition, higher fuel prices, even if passed on to customers, or a shortage of supply, could have a detrimental effect on the automotive transportation industry and the business of the Company in general.

  Dependence on Automotive Industry

     The automotive transportation industry is dependent upon the volume of automobiles and light trucks manufactured, imported and sold. The automotive industry is highly cyclical, and the demand for new automobiles and light trucks is directly affected by such factors as general economic conditions, consumer confidence, and the availability of affordable new car financing. As a result, the Company's results of operations are adversely affected by cyclical downturns in the general economy or in the automotive industry and by consumer preferences in purchasing new automobiles and light trucks. A significant decline in the volume of automobiles and light trucks manufactured as well as sold in the United States in the fourth quarter of 2000 and the first quarter of 2001 has had a material adverse effect on the Company's results of operations, and any future decline in such volume could similarly have a material adverse effect on the Company.

 Dependence on Major Customers

     The Company's business is highly dependent upon General Motors, Ford and DaimlerChrysler, its largest customers. The Company operates under written contracts with General Motors, Ford and DaimlerChrysler which can be terminated for any reason or no reason from a minimum of 30 to a maximum of 150 days notice. Although the Company believes that its relationships with these customers is mutually satisfactory, there can be no assurance that these relationships will not be terminated in the future. A significant reduction in the production by these manufacturers or the loss of General Motors, Ford, or DaimlerChrysler as a customer, or a significant reduction in the services provided for any of these customers by the Company would have a material adverse effect upon the Company.

 Competition

     The automotive transportation industry is highly competitive, as the Company currently competes with other motor carriers of varying sizes, as well as with railroads. The Company also competes with non-union motor carriers that may be able to provide comparable services at lower cost. The development of new methods for hauling vehicles could also lead to increased competition.

 Dependence on Key Personnel

     The success of the Company is dependent upon its senior management team, as well as its ability to attract and retain qualified personnel. There is no assurance that the Company will be able to retain its existing senior management or to attract additional qualified personnel. The Company has been subject to recent management changes as described in this Annual Report.

14. INDUSTRY OVERVIEW

     The following table summarizes historic new vehicle production and sales in the United States and Canada, the primary sources of the Company's revenues:

                                                                    1998             1999
                                                                    VS.              VS.
                                                                    1999             2000
                                                                   ------           ------
                                                     1998   1999   CHANGE    2000   CHANGE
                                                     ----   ----   ------    ----   ------
New Vehicle Production
  (in millions of units)
United States:
  Big Three........................................   9.3   10.3    10.8%     9.9    (3.9)%
  Other............................................   2.3    2.3     0.0%     2.5     8.7%
                                                     ----   ----    ----     ----   -----
          Total....................................  11.6   12.6     8.6%    12.4     1.6%
                                                     ====   ====    ====     ====   =====
Canada:
  Big Three........................................   2.1    2.4    14.3%     2.3    (4.2)%
  Other............................................   0.4    0.6    50.0%     0.6     0.0%
                                                     ----   ----    ----     ----   -----
          Total....................................   2.5    3.0    20.0%     2.9    (3.3)%
                                                     ====   ====    ====     ====   =====
New Vehicle Sales
  (in millions of units)
United States:
  Big Three........................................  11.6   12.3     6.0%    12.1    (1.6)%
  Other............................................   4.0    4.6    15.0%     5.2    13.0%
                                                     ----   ----    ----     ----   -----
          Total....................................  15.6   16.9     8.3%    17.3     2.4%
                                                     ====   ====    ====     ====   =====
Canada:
  Big Three........................................   1.0    1.1    10.0%     1.1     0.0%
  Other............................................   0.4    0.4     0.0%     0.4     0.0%
                                                     ----   ----    ----     ----   -----
          Total....................................   1.4    1.5     7.1%     1.5     0.0%
                                                     ====   ====    ====     ====   =====

---------------

Source: Standard & Poor's DRI

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

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains, and from time to time the Company and its officers, directors or employees may make other forward-looking statements, including statements regarding, among other items, (i) the Company's plans, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company's management information systems, (iv) the

Company's efforts to reduce costs, (v) the adequacy of the Company's sources of cash to finance its current and future operations and (vi) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. Without limiting the generality of the foregoing, the words "believe," "anticipate," "seek," "expect," "estimate," "intend," "plan," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from historical results or results expressed or implied by such forward-looking statements are the following: economic recessions or downturns in new vehicle production or sales; the highly competitive nature of the automotive distribution industry; dependence on the automotive industry; loss or reduction of revenues generated by the Company's major customers or the loss of any such customers; the variability of quarterly results and seasonality of the automotive distribution industry; the Company's highly leveraged financial position; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; increases in fuel prices; increased frequency and severity of work related accidents and workers' compensation claims; increased expenses due to layoffs of employees; changes in regulatory requirements which are applicable to the Company's business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; risks associated with doing business in foreign countries; problems related to information technology systems and computations that must be made by the Company or its customers and vendors in 2000 or beyond; and other risk factors set forth from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, this Annual Reports on Form 10-K. Many of these factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Annual Report or in any statement referencing the risk factors and other cautionary statements set forth in this Annual Report.

ITEM 2.  PROPERTIES

     The Company's executive offices are located in Decatur, Georgia, a suburb of Atlanta. The Company leases approximately 96,000 square feet of space for its executive offices, which is sufficient to permit the Company to conduct its operations. Allied Automotive Group operates from 117 terminals throughout the United States and Canada which are located at or near manufacturing plants, ports, and railway terminals. Allied Automotive Group currently owns 28 of its terminals. Allied Automotive Group leases the remainder of its facilities. Most of the leased facilities are leased on a year to year basis from railroads at rents that are not individually material to Allied Automotive Group.

     During the 1990's, changes in governmental regulations have gradually permitted the lengthening of Rigs from 55 to 75 feet. Allied Automotive Group has worked closely with manufacturers to develop specialized equipment to meet the specific needs of manufacturers.

     Allied Automotive Group's Rigs are maintained at 53 shops located throughout the United States and Canada by approximately 540 maintenance personnel, including supervisors. These shops are located in 23 facilities owned by the Company and 30 facilities leased by the Company. Rigs are scheduled for regular preventive maintenance inspections. Each shop is equipped to handle repairs resulting from inspection or driver write up, including repairs to electrical systems, air conditioners, suspension, hydraulic systems, cooling systems, and minor engine repairs. Major engine overhaul and engine replacement can be handled at larger terminal facilities, while smaller terminals rely on outside vendors. The trend has been to use engine suppliers' outlets for engine repairs due to the long-term warranties obtained by Allied Automotive Group.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company and certain of its subsidiaries:

NAME                                   AGE                        TITLE
----                                   ---                        -----
Robert J. Rutland....................  59    Chairman, Chief Executive Officer and Director
Guy W. Rutland, III..................  64    Chairman Emeritus and Director
Bernard O. De Wulf...................  52    Vice-Chairman, Executive Vice-President and
                                             Director
Guy W. Rutland, IV...................  37    Executive Vice President and Chief Operating
                                             Officer of Allied Automotive Group and Director
Joseph W. Collier....................  58    Executive Vice-President, Planning and
                                             Development and Director
John J. Gross........................  50    President and Chief Executive Officer of Axis
                                             Group, Inc.
Daniel H. Popky......................  36    Senior Vice President and Chief Financial
                                             Officer
Thomas M. Duffy......................  40    Senior Vice President, General Counsel and
                                             Secretary

     Robert J. Rutland has been Chairman of the Company since December 1995 and Chief Executive Officer since February 2001. Mr. Rutland previously served as Chief Executive Officer from 1995 through December 1999. Mr. Rutland served as President and Chief Executive Officer of the Company from 1986 to December 1995. Prior to October 1993, Mr. Rutland was Chief Executive Officer of each of the Company's subsidiaries.

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

Mr. De Wulf was Vice Chairman of Auto Convoy from 1983 until 1988 when the Company and Auto Convoy became affiliated.

     Guy W. Rutland IV has been Executive Vice President and Chief Operating Officer of Allied Automotive Group since February 2001. Mr. Rutland was Senior Vice President -- Operations of Allied Automotive Group from November 1997 to February 2001. Mr. Rutland was Vice President -- Reengineering Core Team of Allied Automotive Group from November 1996 to November 1997. From January 1996 to November 1996 Mr. Rutland was Assistant Vice President of the Central and Southeast Region of Operations for Allied Systems, Ltd. From March 1995 to January 1996 Mr. Rutland was Assistant Vice President of the Central Division of Operations for Allied Systems, Ltd. From June 1994 to March 1995, Mr. Rutland was Assistant Vice President of the Eastern Division of Operations for Allied Systems, Ltd. From 1993 to June 1994 Mr. Rutland was assigned to special projects with an assignment in Industrial Relations/Labor Department and from 1988 to 1993, Mr. Rutland was Director of Performance Management.

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

     Mr. Gross has been President and Chief Executive Officer of Axis since May, 2000. Mr. Gross previously served as Vice President of Automotive Logistics at Customized Transportation, Inc., an operating unit of CSX Corporation.

     Mr. Popky has been Senior Vice President and Chief Financial Officer of the Company since November 1998. He was appointed President of Allied Industries, Inc. in December 1997 and served in such capacity until Allied Industries was merged with Allied Automotive Group in September 2000. Mr. Popky was Senior Vice President, Finance of the Company from December 1997 to November 1998. From December 1995 to December 1997, Mr. Popky was Vice President, Finance of the Company. From January 1995 to December 1995 Mr. Popky was Vice President and Controller and from October 1994 to January 1995 he was Assistant Vice President and Controller for the Company. Prior to joining the Company, Mr. Popky held various positions with Arthur Andersen LLP for 9 years.

     Mr. Duffy has been Senior Vice President, General Counsel and Secretary of the Company since November 2000 and was Vice-President, General Counsel and Secretary from June 1998 until November 2000. From May 1997 to June 1998, Mr. Duffy was a partner with the law firm of Troutman Sanders LLP. Prior to May 1997, Mr. Duffy was a partner with the law firm of Peterson Dillard Young Asselin & Powell LLP.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

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

     As of March 20, 2001, there were approximately 2,500 record holders of the Company's common stock.

     The Company has paid no cash dividends in the last two years.

     The Company is a party to a credit facility with a syndicate of banks, as well as certain 8 5/8% Senior Notes maturing in 2007 and 12% Senior Subordinated Notes maturing in 2003, each of which contains covenants restricting the payment of dividends on the Company's Common Stock. See "Item 7 -- Management's

Discussions and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2000 are derived from the Company's Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto.

                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                             2000         1999         1998        1997       1996
                                          ----------   ----------   ----------   --------   --------
                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATION DATA:
  Revenues..............................  $1,069,154   $1,081,309   $1,026,799   $581,530   $392,547
                                          ----------   ----------   ----------   --------   --------
  Operating expenses:
     Salaries, wages and fringe
       benefits.........................     584,527      585,380      547,780    302,539    204,838
     Operating supplies and expenses....     189,136      185,541      169,498     96,206     62,880
     Purchased transportation...........     104,545      103,967      109,884     59,925     34,533
     Insurance and claims...............      47,736       48,252       40,339     22,737     16,849
     Operating taxes and licenses.......      39,389       41,288       40,779     23,028     16,122
     Depreciation and amortization......      62,224       58,647       53,295     33,340     26,425
     Rent expense.......................       8,570        8,974       10,072      5,720      4,975
     Communications and utilities.......       7,333        9,060        9,341      4,530      3,111
     Other operating expenses...........      13,826       10,317        7,461      6,812      4,219
     Acquisition related
       realignment(1)...................          --           --           --      8,914         --
                                          ----------   ----------   ----------   --------   --------
          Total operating expenses......   1,057,286    1,051,426      988,449    563,751    373,952
                                          ----------   ----------   ----------   --------   --------
  Operating income......................      11,868       29,883       38,350     17,779     18,595
                                          ----------   ----------   ----------   --------   --------
  Equity in earnings (loss) of joint
     ventures, net of tax...............       5,066        1,733         (470)        --         --
  Interest expense......................     (33,813)     (32,001)     (26,146)   (14,095)   (10,720)
  Interest income.......................       5,509        2,112        3,270        868        603
                                          ----------   ----------   ----------   --------   --------
  (Loss) income before income taxes and
     extraordinary item.................     (11,370)       1,727       15,004      4,552      8,478
  Income tax benefit (provision)........       5,069         (178)      (6,527)    (2,150)    (3,557)
                                          ----------   ----------   ----------   --------   --------
  (Loss) income before extraordinary
     item...............................      (6,301)       1,549        8,477      2,402      4,921
  Extraordinary loss on early
     extinguishment of debt.............          --           --           --         --       (935)
                                          ----------   ----------   ----------   --------   --------
  Net (loss) income.....................  $   (6,301)  $    1,549   $    8,477   $  2,402   $  3,986
                                          ==========   ==========   ==========   ========   ========
  (Loss) income before extraordinary
     item per share -- basic............  $    (0.79)  $     0.20   $     1.09   $   0.31   $   0.64
  (Loss) income before extraordinary
     item per share -- diluted..........       (0.79)        0.20         1.08       0.31       0.64
  Net (loss) income per
     share -- basic.....................       (0.79)        0.20         1.09       0.31       0.52
  Net (loss) income per
     share -- diluted...................       (0.79)        0.20         1.08       0.31       0.52
  Weighted average common shares
     outstanding -- basic...............       7,946        7,810        7,747      7,728      7,725
  Weighted average common shares
     outstanding -- diluted.............       7,946        7,851        7,846      7,810      7,725

                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                             2000         1999         1998        1997       1996
                                          ----------   ----------   ----------   --------   --------
                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
  Current assets........................  $  213,492   $  225,617   $  195,759   $149,673   $ 49,202
  Current liabilities...................     125,571      128,771      145,730    157,679     48,494
  Total assets..........................     610,539      649,920      621,627    558,939    211,083
  Long-term debt & capital lease
     obligations, less current
     portion............................     324,876      330,101      291,096    228,003     93,708
  Stockholders' equity..................      59,141       66,914       62,853     57,328     56,709

---------------

(1) Represents a non-cash charge the Company recorded during 1997 to write down Company Rigs and terminal facilities that were idled or closed as a result of the Ryder Automotive Group Acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of expense items to revenues for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Revenues....................................................  100.0%   100.0%   100.0%
                                                              -----    -----    -----
Operating Expenses:
  Salaries, wages and fringe benefits.......................   54.7     54.1     53.3
  Operating supplies and expenses...........................   17.7     17.2     16.5
  Purchased transportation..................................    9.8      9.6     10.7
  Insurance and claims......................................    4.5      4.5      3.9
  Operating taxes and licenses..............................    3.7      3.8      4.0
  Depreciation and amortization.............................    5.8      5.4      5.2
  Rent expense..............................................    0.8      0.8      1.0
  Communications and utilities..............................    0.7      0.8      0.9
  Other operating expenses..................................    1.2      1.0      0.8
                                                              -----    -----    -----
          Total operating expenses..........................   98.9     97.2     96.3
                                                              -----    -----    -----
Operating income............................................    1.1      2.8      3.8
                                                              -----    -----    -----
Other income(expense):
  Equity in earnings(loss) of joint ventures, net of tax....    0.5      0.2     (0.1)
  Interest expense..........................................   (3.2)    (3.0)    (2.5)
  Interest income...........................................    0.5      0.2      0.3
                                                              -----    -----    -----
                                                               (2.2)    (2.6)    (2.1)
                                                              -----    -----    -----
(Loss)/income before income taxes...........................   (1.1)     0.2      1.5
Income tax benefit (provision)..............................    0.5     (0.0)    (0.7)
                                                              -----    -----    -----
Net (Loss) income...........................................   (0.6)%    0.2%     0.8%
                                                              =====    =====    =====

2000 COMPARED TO 1999

     Revenues were $1.07 billion in 2000 compared to $1.08 billion in 1999, a decrease of $10.0 million, or 0.9%. The Company posted a net loss in 2000 of $6.3 million compared to net income of $1.5 million in 1999. Basic and diluted loss per share for 2000 were $0.79, versus basic and diluted earnings per share of $0.20 in 1999. The operating ratio (operating expenses as a percentage of revenues) for 2000 was 98.9%, compared to 97.2% in 1999.

     The decrease in revenues was primarily the result of a decrease in the number of vehicles delivered due to a decline in new vehicle production in the United States and Canada by the Big Three auto manufacturers. Total vehicle deliveries declined 7.0% in 2000 versus 1999. That compares to a 4.0% drop in new vehicle production from the Big Three auto manufacturers, the Company's primary customers. The Company's vehicle deliveries declined more than the production drop primarily due to the elimination of unprofitable business. The Company expects to continue being impacted by the ongoing weakness in the automotive marketplace, primarily in light of cutbacks in North America vehicle production announced by Ford, General Motors, and Daimler Chrysler. Industry analysts expect North American Automobile production to be in the range of 15.3 million to 16.3 million units for 2001. Offsetting the revenue decline from lower delivery volumes was an increase in the revenue generated per vehicle delivered from $86.63 in 1999 to $92.06 in 2000, a 6.3% increase. This increase is primarily the result of customer rate increases to compensate the Company for inflationary cost increases for higher fuel and labor costs and due to the shift in automotive production to larger and heavier vehicles.

     During the first six months of 2000, the Company posted significantly improved results with net income increasing from $127,000 in the first six months of 1999 to $5.9 million in the first six months of 2000. The Company benefited from higher new vehicle production and expanded business from the Axis Group as well as improved operating performance from the Automotive Group. However, the Company was adversely impacted by production declines in the last half of 2000. In the third quarter, the Company's net loss increased from $3.8 million in 1999 to $4.6 million in 2000. The primary reason for the change was the impact of the Firestone tire recall. Allied Automotive Group handles vehicle deliveries from all three of the manufacturing plants that Ford closed due to the recall. In the fourth quarter of 2000, the Company posted a net loss of $7.5 million, versus net income of $5.3 million in the fourth quarter of 1999. The decline was primarily the result of the dramatic fall-off in new vehicle production. Vehicle deliveries by the Company declined 18.5% in the fourth quarter as the Big Three auto manufacturers lowered production approximately 5% in October, 15% in November and 25% in December. The company estimates that the market drop in production reduced vehicle deliveries by approximately 490,000, which at an average margin per unit, reduced net earnings by approximately $9.5 million. The fourth quarter 2000 results were also reduced by a $1.5 million charge relating to workforce reduction expenses.

     The following is a discussion of the changes in the Company's major expense categories:

     Salaries, wages and fringe benefits increased from 54.1% of revenues in 1999 to 54.7% of revenues in 2000. The increase was primarily due to annual salary and benefit increases combined with inefficiencies resulting from the volume decline, which was offset by continued productivity and efficiency improvements.

     Operating supplies and expenses increased from 17.2% of revenues in 1999 to 17.7% of revenues in 2000. The increase was due primarily to the inefficiencies that resulted from the volume decline of vehicles delivered combined with the effect of higher fuel prices. The Company negotiated fuel surcharges during the first quarter of 2000 to offset higher fuel prices. The surcharges offset higher fuel costs for the last three quarters of 2000; however, the Company estimates that higher fuel costs, net of the surcharges, reduced first quarter earnings by approximately $1.6 million.

     Purchased transportation increased from 9.6% of revenues in 1999 to 9.8% of revenues in 2000. The increase was due primarily to the increase in the mix of loads hauled by owner-operators versus company drivers. The number of owner-operators in 2000 was lower than 1999; however, the owner-operators generally have more seniority than Company drivers so as volumes decline, a greater percentage of company trucks are idled as lay-offs are based on seniority.

     Operating taxes and licenses decreased from 3.8% of revenues in 1999 to 3.7% of revenues in 2000. This was primarily due to a reduction in the number of active rigs operating during 2000 versus 1999.

     Depreciation and amortization increased from 5.4% of revenues in 1999 to 5.8% of revenues in 2000. The increase was due to higher capital spending in the later part of 1999 together with the disposition of older rigs, which resulted in write-downs of approximately $1.3 million included in depreciation expense.

     Other operating expenses increased from 1.0% of revenues in 1999 to 1.2% of revenues in 2000. The increase was primarily the result of higher legal and professional fees.

     Equity in earnings of joint ventures, net of tax, increased from earnings of $1.7 million, or 0.2% of revenues, in 1999 to $5.1 million, or 0.5% of revenues, in 2000. The increase was due to earnings from the Company's joint ventures in the United Kingdom "UK", which started operations in May 1999. Earnings from the UK ventures were partially offset by small losses from the Company's Brazilian venture, which began operations in February 1998.

     Interest expense increased from $32.0 million, or 3.0% of revenues, in 1999 to $33.8 million, or 3.2% of revenues, in 2000. The increase was primarily due higher interest rates on the Company's revolving credit facility.

     Interest income increased from 0.2% of revenues in 1999 to 0.5% of revenues in 2000. The increase was due to higher investment income from the Company's captive insurance subsidiary Haul Insurance Limited.

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

     Net cash provided by operating activities totaled $20.1 million in 1999 versus $46.5 million in 2000. A portion of the increase was due to an $8.3 million signing bonus, net of amortization, paid in 1999. The signing bonus was negotiated under the new United States Teamsters Union contract and was in lieu of a pay increase in the first year of the new contract. The signing bonus is being amortized over the life of the new contract. In addition, receivables declined in 2000 as a result of the sharp fall-off in volume in December 2000. These items more than offset lower earnings.

     Net cash used in investing activities totaled $66.2 million in 1999 versus $54.9 million in 2000. Cash paid to purchase capital items decreased $12.5 million to $32.5 million in 2000 from $45.0 million in 1999. As the volumes declined in 2000, older rigs were taken out of service and not replaced, which allowed the Company to reduce capital expenditures without materially increasing the average age of the fleet. In addition, the company purchased CT Group in February 2000 for $8.4 million.

     Net cash provided by financing activities totaled $37.7 million in 1999 versus net cash used of $2.6 million in 2000. The change was primarily due to borrowings from the Company's revolving credit facility in 1999 to fund the Teamsters Union signing bonus and higher working capital. During 2000, the Company was able to reduce working capital needs and capital expenditures and thus repaid $5.3 million of long-term debt even with an $8.4 million acquisition and lower earnings.

     Concurrent with the issuance of the senior notes, the Company closed on a revolving credit facility (the "Revolving Credit Facility"). As of December 31, 2000, the Company was noncompliant with a financial covenant under its Revolving Credit Facility, but subsequently has negotiated amendments to the financial covenants in April 2001, thereby avoiding an event of default. As amended, the Revolving Credit Facility allows the Company to borrow under a revolving line of credit and to issue letters of credit up to the lesser of $230,000,000 or a borrowing base amount, as defined in the Revolving Credit Facility. Availability under the Revolving Credit Facility at December 31, 2000 was $230,000,000. The amended availability amount is $200,000,000 through June 29, 2001, $195,000,000 from June 30, 2001 through November 29, 2001, $180,000,000 from November 30, 2001 through December 30, 2001, and $170,000,000 from December 31, 2001 through maturity. Annual commitment fees are due on the undrawn portion of the commitment. Amounts outstanding under the Revolving Credit Facility mature on January 31, 2002. The interest rate for the Revolving Credit Facility is, at the Company's option, either (i) the bank's base rate, as defined, or (ii) the bank's Eurodollar rate, as defined, as determined at the date of each borrowing plus an applicable margin. The applicable margin for Eurodollar loans was 2% at December 31, 2000. The applicable margin was increased to 3.5% through June 29, 2001. The applicable margin increases by 0.25% the last day of each calendar quarter through maturity.

     The Revolving Credit Facility, as amended, requires a facility fee to be paid if the Revolving Credit Facility is not refinanced by June 30, 2001. The facility fee is $250,000 per quarter and accrues daily starting in the second quarter of 2001. The facility fee will be reduced by 75% if the Revolving Credit Facility is refinanced in the third quarter of 2001, and reduced by 25% if refinanced in the fourth quarter of 2001. In addition, a $1,000,000 fee will be payable if the refinancing occurs in 2002.

     Borrowings under the Revolving Credit Facility are secured by a first priority security interest on assets of the Company and certain of its subsidiaries, including a pledge of stock of certain subsidiaries. In addition, certain subsidiaries of the Company jointly and severally guarantee the obligations of the Company under the Revolving Credit Facility.

     The Revolving Credit Facility, the Senior Notes, and the Senior Subordinated Notes each set forth a number of affirmative, negative, and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, make dividend or other distributions, or enter into any merger or other consolidation transaction. The financial covenants include the maintenance of a minimum consolidated earnings before interest, taxes and depreciation and amortization amount, compliance with a leverage ratio and limitations on capital expenditures. The Company anticipates limiting capital expenditures to a range of $20 to $25 million in 2001 which is within the covenant limitations. The Company was noncompliant with the required coverage ratio under its credit facility as of December 31, 2000. However, the Company and its lenders have negotiated an amended coverage ratio with which the Company is in compliance, and no default under these credit instruments has occurred. As a result of these amendments, the maturity date of the Revolving Credit Facility has been moved from September 30, 2001 to January 31, 2002. As a result of projected covenant noncompliance, the Senior Subordinates Notes were also amended in April 2001. Prior to the amendment the interest rate on the Senior Subordinated Notes was 12%. As amended, the interest rate is 14% effective April 2001. The interest rate will increase .25% each quarter effective July 1, 2001 for four quarters. A portion of the interest (12%) is payable semi-annually, with the remaining portion payable upon maturity.

 Disclosures About Market Risks

     The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in short-term investment prices, interest rates, fuel prices, and foreign currency exchange rates.

     Short-Term Investments -- The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at December 31, 2000, which are recorded at fair value of $59.9 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $6.0 million.

     Interest Rates -- The Company primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. The majority of the Company's long-term debt obligations bear a fixed rate of interest. A one-percentage point increase in interest rates affecting the Company's floating rate long-term debt would reduce pre-tax income by $1.4 million over the next fiscal year. A one-percentage point change in interest rates would not have a material effect on the fair value of the Company's fixed rate long-term debt.

     Fuel Prices -- The Company is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, changes in global demand, and global production. To reduce price risk caused by market fluctuations, the Company generally follows a policy of hedging a portion of its anticipated diesel fuel consumption. The instruments used are principally readily marketable exchange traded futures contracts that are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of diesel fuel. Gains and losses resulting from fuel hedging transactions are recognized when the underlying fuel being hedged is used. At December 31, 2000, the Company did not have any fuel hedging contracts outstanding. A 10% increase in diesel fuel prices would reduce pre-tax income by $4.0 million over the next fiscal year.

     Foreign Currency Exchange Rates -- Although the majority of the Company's operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investments in foreign subsidiaries translated into dollars using year-end exchange rates at December 31, 2000, is $101.7 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $10.2 million. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

  Seasonality and Inflation

     The Company's revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models which are shipped to dealers during those periods and the higher spring and early summer sales of automobiles and light trucks. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled plant shut downs. Except for the impact of rising fuel costs discussed herein, inflation has not significantly affected the Company's results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required under this item is provided under the caption "Disclosures about Market Risks" under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are set forth beginning on page F-1 of this Report.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by Part III is omitted from this report in that the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such information does not include the Compensation Committee Report, the Performance Graph or the Audit Committee Report included in the Proxy Statement.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement. The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part I, entitled "Executive Officers of the Registrant."

     The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is to be set forth in the Proxy Statement and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        (1) Financial Statements:

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheets at December 31, 2000 and 1999...  F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999, and 1998.........................  F-3
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 2000, 1999, and 1998.....  F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-5
Notes to Consolidated Financial Statements..................  F-6

        (2) Financial Statement Schedules:

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  S-1
Valuation and Qualifying Accounts for the Years Ended
  December 31, 2000, 1999 and 1998..........................  S-2

     Exhibit 99.1 contains the Financial Statements of Ansa Logistics Limited.

     All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (b) Reports on Form 8-K.

          (i) The Company filed a report on Form 8-K on December 14, 2000 regarding the initiation of the repurchase of shares of its outstanding common stock in open market transactions pursuant to its previously disclosed repurchase plan.

     (c) Exhibits.

     Exhibit Index filed as part of this report

EXHIBIT                               DESCRIPTION
-------                               -----------
   3.1   --   Amended and Restated Articles of Incorporation of the
              Company.(1)
   3.2   --   Amended and Restated Bylaws of the Company.
   4.1   --   Specimen Common Stock Certificate.(1)
   4.2   --   Indenture dated September 30, 1997 by and among the Company, the Guarantors and The First National Bank of Chicago, as
              Trustee.(6)
   4.3   --   Revolving Credit Agreement among Allied Holdings, Inc. and
              BankBoston, N.A., individually and as Administrative Agent, et al., dated January 20, 2000, as amended.
  10.1   --   Form of the Company's Employment Agreement with executive
              officers.(2)
  10.2   --   The Company's Amended and Restated Long Term Incentive Plan.
  10.3   --   The Company's 401(k) Retirement Plan and Defined Benefit
              Pension Plan and Trust.(3)
  10.4   --   Form of 12% Senior Subordinated Notes due February 1, 2003,
              as amended.
  10.5   --   Agreement between the Company and Ford Motor Company, as
              amended.(4)
  10.6   --   Agreement between the Company and DaimlerChrysler
              Corporation.(5)
  10.7   --   Agreement between the Company and General Motors
              Corporation.(5)
  10.8   --   Acquisition Agreement among Allied Holdings, Inc., AH
              Acquisition Corp., Canadian Acquisition Corp., and Axis
              International Incorporated and Ryder System, Inc. dated
              August 20, 1997.(7)
  10.9   --   The Company's 1999 Employee Stock Purchase Plan.(8)
  10.10  --   Allied Holdings, Inc. Deferred Compensation Plan.(9)
  21.1   --   List of subsidiary corporations.
  23.1   --   Consent of Arthur Andersen LLP.
  24.1   --   Powers of Attorney (included within the signature pages of this Report).
  99.1   --   Financial Statements of Ansa Logistics Limited for the Year
              ended December 31, 2000.

---------------

(1) Incorporated by reference from Registration Statement (File Number 33-66620) as filed with the Securities and Exchange Commission on July 28, 1993 and amended on September 2, 1993 and September 17, 1993 and deemed effective on September 29, 1993.
(2) Incorporated by reference from Form 10-K filed with the commission on March 29, 2000.
(3) Incorporated by reference from Registration Statement (File Number 33-76108) as filed with the SEC on March 4, 1994 and deemed effective on such date, and Annual Report on Form 10-K for the year ended December 31, 1993.
(4) Incorporated by reference from form 10-Q filed with the Commission on November 12, 1999. Portions of the agreement are omitted pursuant to a request for confidential treatment granted by the Commission.
(5) Portions of the agreement are omitted pursuant to a request for confidential treatment filed with the Commission on April 16, 2001.
(6) Incorporated by reference from Registration Statement (File Number 33-37113) as filed with the SEC on October 3, 1997.
(7) Incorporated by reference from Form 8-K filed with the Commission on August 29, 1997. Portions of the agreement are omitted pursuant to a request for confidential treatment granted by the Commission.

(8) Incorporated by reference from Registration Statement (File Number 333-72053) as filed with the SEC on February 9, 1999.
(9) Incorporated by reference from Registration Statement (File Number 333-51102) as filed with the SEC on December 1, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLIED HOLDINGS, INC.

Date: 4/13/01                             By:     /s/ ROBERT J. RUTLAND
                                            ------------------------------------
                                                     Robert J. Rutland,
                                            Chairman and Chief Executive Officer

Date: 4/13/01                             By:      /s/ DANIEL H. POPKY
                                            ------------------------------------

                                                      Daniel H. Popky,
                                              Senior Vice President and Chief
                                                      Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Rutland and Guy W. Rutland, III, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                /s/ ROBERT J. RUTLAND                  Chairman and Director                 4/13/01
-----------------------------------------------------
                  Robert J. Rutland

               /s/ GUY W. RUTLAND, III                 Chairman Emeritus and Director        4/13/01
-----------------------------------------------------
                 Guy W. Rutland, III

               /s/ BERNARD O. DE WULF                  Vice Chairman, Executive Vice         4/13/01
-----------------------------------------------------    President, and Director
                 Bernard O. De Wulf

                /s/ JOSEPH W. COLLIER                  Executive Vice-President and          4/13/01
-----------------------------------------------------    Director
                  Joseph W. Collier

               /s/ DAVID G. BANNISTER                  Director                              4/13/01
-----------------------------------------------------
                 David G. Bannister

                /s/ ROBERT R. WOODSON                  Director                              4/13/01
-----------------------------------------------------
                  Robert R. Woodson

                /s/ WILLIAM P. BENTON                  Director                              4/13/01
-----------------------------------------------------
                  William P. Benton

              /s/ BERNER F. WILSON, JR.                Director                              4/13/01
-----------------------------------------------------
                Berner F. Wilson, Jr.

               /s/ GUY W. RUTLAND, IV                  Director                              4/13/01
-----------------------------------------------------
                 Guy W. Rutland, IV

                                                       Director
-----------------------------------------------------
                   Randall E. West

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Allied Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of ALLIED HOLDINGS, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     We did not audit the financial statements of Ansa Logistics Limited, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in Ansa Logistics Limited represents less than 1% of total assets at December 31, 2000 and 1999 and the equity in its net income for the year ended December 31, 2000 and the period from its inception through December 31, 1999 is $2,197,000 and $1,870,000 of the total Company's net (loss) income of $(6,301,000) and $1,549,000, respectively. The statements of Ansa Logistics Limited were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Ansa Logistics Limited, is based solely on the report of the other auditors.

     In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen

Atlanta, Georgia
February 9, 2001
(except with respect to the matter
discussed in the fourth paragraph under
the sub-heading Equity Investments
within Note 2, as to which the date
is April 13, 2001)

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  2,373   $ 13,984
  Short-term investments....................................    59,892     44,325
  Receivables, net of allowance for doubtful accounts of
     $4,071 and $1,508 in 2000 and 1999, respectively.......   114,266    121,058
  Inventories...............................................     7,415      7,949
  Deferred tax assets.......................................    10,191     16,119
  Prepayments and other current assets......................    19,355     22,182
                                                              --------   --------
          Total current assets..............................   213,492    225,617
                                                              --------   --------
PROPERTY AND EQUIPMENT, NET.................................   259,362    287,838
                                                              --------   --------
OTHER ASSETS:
  Goodwill, net.............................................    95,159     93,104
  Other.....................................................    42,526     43,361
                                                              --------   --------
          Total other assets................................   137,685    136,465
                                                              --------   --------
          Total assets......................................  $610,539   $649,920
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $    109   $    185
  Trade accounts payable....................................    45,975     42,931
  Accrued liabilities.......................................    79,487     85,655
                                                              --------   --------
          Total current liabilities.........................   125,571    128,771
                                                              --------   --------
LONG-TERM DEBT, LESS CURRENT MATURITIES.....................   324,876    330,101
                                                              --------   --------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.................     9,943     11,973
                                                              --------   --------
DEFERRED INCOME TAXES.......................................    21,414     37,409
                                                              --------   --------
OTHER LONG-TERM LIABILITIES.................................    69,594     74,752
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (NOTES 4, 5, 6, AND 7)
STOCKHOLDERS' EQUITY:
  Common stock, no par value; 20,000 shares authorized,
     8,187 and 7,997 shares outstanding at December 31, 2000
     and 1999, respectively.................................         0          0
  Additional paid-in capital................................    45,990     44,437
  Treasury stock, 139 and 29 shares at cost at December 31,
     2000 and 1999, respectively............................      (707)      (186)
  Retained earnings.........................................    20,602     26,903
  Accumulated other comprehensive loss, net of tax..........    (6,744)    (4,240)
                                                              --------   --------
          Total stockholders' equity........................    59,141     66,914
                                                              --------   --------
          Total liabilities and stockholders' equity........  $610,539   $649,920
                                                              ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                2000          1999          1998
                                                             -----------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES...................................................  $1,069,154    $1,081,309    $1,026,799
                                                             ----------    ----------    ----------
OPERATING EXPENSES:
  Salaries, wages, and fringe benefits.....................     584,527       585,380       547,780
  Operating supplies and expenses..........................     189,136       185,541       169,498
  Purchased transportation.................................     104,545       103,967       109,884
  Insurance and claims.....................................      47,736        48,252        40,339
  Operating taxes and licenses.............................      39,389        41,288        40,779
  Depreciation and amortization............................      62,224        58,647        53,295
  Rent expense.............................................       8,570         8,974        10,072
  Communications and utilities.............................       7,333         9,060         9,341
  Other operating expenses.................................      13,826        10,317         7,461
                                                             ----------    ----------    ----------
          Total operating expenses.........................   1,057,286     1,051,426       988,449
                                                             ----------    ----------    ----------
          Operating income.................................      11,868        29,883        38,350
                                                             ----------    ----------    ----------
OTHER INCOME (EXPENSE):
  Equity in earnings (loss) of joint ventures, net of
     tax...................................................       5,066         1,733          (470)
  Interest expense.........................................     (33,813)      (32,001)      (26,146)
  Interest income..........................................       5,509         2,112         3,270
                                                             ----------    ----------    ----------
                                                                (23,238)      (28,156)      (23,346)
                                                             ----------    ----------    ----------
(LOSS) INCOME BEFORE INCOME TAXES..........................     (11,370)        1,727        15,004
INCOME TAX BENEFIT (PROVISION).............................       5,069          (178)       (6,527)
                                                             ----------    ----------    ----------
NET (LOSS) INCOME..........................................  $   (6,301)   $    1,549    $    8,477
                                                             ==========    ==========    ==========
PER COMMON SHARE:
  Net (loss) income per common share -- basic..............  $    (0.79)   $     0.20    $     1.09
                                                             ==========    ==========    ==========
  Net (loss) income per common share -- diluted............  $    (0.79)   $     0.20    $     1.08
                                                             ==========    ==========    ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic....................................................       7,946         7,810         7,747
                                                             ==========    ==========    ==========
  Diluted..................................................       7,946         7,851         7,846
                                                             ==========    ==========    ==========

 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                                                           ACCUMULATED
                                                      COMMON STOCK     ADDITIONAL                             OTHER
                                     COMPREHENSIVE   ---------------    PAID-IN     TREASURY   RETAINED   COMPREHENSIVE
                                        INCOME       SHARES   AMOUNT    CAPITAL      STOCK     EARNINGS      INCOME        TOTAL
                                     -------------   ------   ------   ----------   --------   --------   -------------   -------
                                                                            (IN THOUSANDS)
BALANCE, DECEMBER 31, 1997.........                  7,819      $0      $43,277      $   0     $16,877       $(2,826)     $57,328
  Net income.......................     $ 8,477          0       0            0          0       8,477             0        8,477
  Other comprehensive income
    (loss) -- foreign currency
    translation adjustment, net of
    income taxes of $2,089.........      (3,289)         0       0            0          0           0        (3,289)      (3,289)
                                        -------
  Comprehensive income.............     $ 5,188
                                        =======
  Issuance of common stock.........                      1       0           22          0           0             0           22
  Nonqualified options exercised...                      3       0           24          0           0             0           24
  Restricted stock, net............                     55       0          291          0           0             0          291
                                                     -----      --      -------      -----     -------       -------      -------
BALANCE, DECEMBER 31, 1998.........                  7,878       0       43,614          0      25,354        (6,115)      62,853
  Net income.......................     $ 1,549          0       0            0          0       1,549             0        1,549
  Other comprehensive
    income -- foreign currency
    translation adjustment, net of
    income taxes of $1,432.........       1,875          0       0            0          0           0         1,875        1,875
                                        -------
  Comprehensive income.............     $ 3,424
                                        =======
  Issuance of common stock.........                     71       0          415          0           0             0          415
  Nonqualified options exercised...                      3       0           27          0           0             0           27
  Repurchases of common stock......                    (29)      0            0       (186)          0             0         (186)
  Restricted stock, net............                     74       0          381          0           0             0          381
                                                     -----      --      -------      -----     -------       -------      -------
BALANCE, DECEMBER 31, 1999.........                  7,997       0       44,437       (186)     26,903        (4,240)      66,914
  Net loss.........................     $(6,301)         0       0            0          0      (6,301)            0       (6,301)
  Other comprehensive
    loss -- foreign currency
    translation adjustment, net of
    income taxes of $1,601.........      (2,504)         0       0            0          0           0        (2,504)      (2,504)
                                        -------
  Comprehensive loss...............     $(8,805)
                                        =======
  Issuance of common stock.........                    146       0          750          0           0             0          750
  Repurchases of common stock......                   (110)      0            0       (521)          0             0         (521)
  Restricted stock, net............                    154       0          803          0           0             0          803
                                                     -----      --      -------      -----     -------       -------      -------
BALANCE, DECEMBER 31, 2000.........                  8,187      $0      $45,990      $(707)    $20,602       $(6,744)     $59,141
                                                     =====      ==      =======      =====     =======       =======      =======

 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................  $ (6,301)  $  1,549   $  8,477
                                                              --------   --------   --------
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation and amortization..........................    62,224     58,647     53,295
     Amortization (payment) of teamsters union signing
       bonus................................................     2,490     (8,298)         0
     Equity in (income) loss of joint ventures, net of
       tax..................................................    (5,066)    (1,733)       470
     Compensation expense related to restricted stock
       grants...............................................       803         33        291
     Deferred income taxes..................................    (8,419)       718      1,852
     Change in operating assets and liabilities, excluding
       effect of businesses acquired:
       Receivables, net.....................................     8,196    (16,123)   (30,321)
       Inventories..........................................       497     (1,090)    (1,505)
       Prepayments and other current assets.................     2,716     (3,102)     2,384
       Trade accounts payable...............................     2,056        359      6,366
       Accrued liabilities..................................   (12,658)   (10,839)   (15,751)
                                                              --------   --------   --------
          Total adjustments.................................    52,839     18,572     17,081
                                                              --------   --------   --------
          Net cash provided by operating activities.........    46,538     20,121     25,558
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (32,275)   (45,027)   (61,868)
  Proceeds from sale of property and equipment..............       977      2,749        606
  Purchase of businesses, net of cash acquired..............    (8,352)    (1,879)      (942)
  Investment in joint ventures..............................      (616)      (306)   (11,920)
  Cash received from joint ventures.........................     1,509          0          0
  Increase in short-term investments........................   (15,567)   (21,002)    (3,783)
  Increase in the cash surrender value of life insurance....      (541)      (773)    (1,373)
                                                              --------   --------   --------
          Net cash used in investing activities.............   (54,865)   (66,238)   (79,280)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) proceeds of long-term debt, net..............    (5,301)    36,444     62,859
  Proceeds from exercise of stock options...................         0         27         24
  Proceeds from issuance of common stock....................       750        415          0
  Repurchase of common stock................................      (521)      (186)         0
  Other, net................................................     2,477        971      2,613
                                                              --------   --------   --------
          Net cash (used in) provided by financing
            activities......................................    (2,595)    37,671     65,496
                                                              --------   --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................      (689)       453       (327)
                                                              --------   --------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................   (11,611)    (7,993)    11,447
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    13,984     21,977     10,530
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  2,373   $ 13,984   $ 21,977
                                                              ========   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999, AND 1998

1. ORGANIZATION AND OPERATIONS

     Allied Holdings, Inc. (the "Company"), a Georgia corporation, is a holding company which operates through its wholly owned subsidiaries. The principal operating divisions of the Company are Allied Automotive Group, Inc. ("Allied Automotive Group") and Axis Group, Inc. ("Axis Group"). Allied Automotive Group, through its subsidiaries, is engaged in the business of transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group, through its subsidiaries, provides distribution, automotive inspection services and logistics services for the automotive industry.

     The Company has one additional operating subsidiary, Haul Insurance Limited ("Haul"), which provides services to the Company, Allied Automotive Group, and Axis Group. Haul, a captive insurance company, was formed for the purpose of insuring general liability, automobile liability, and workers' compensation for the Company and its subsidiaries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     During 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements," which clarifies the basic criteria for recognizing revenue. We adopted this bulletin during the fourth quarter 2000. The adoption of this bulletin did not have a material impact on our financial statements.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories consist primarily of tires, parts, materials, and supplies for servicing the Company's tractors and trailers. Inventories are recorded at the lower of cost (on a first-in, first-out basis) or market.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                      PREPAYMENTS AND OTHER CURRENT ASSETS

     Prepayments and other current assets consist of the following at December 31, 2000 and 1999 (in thousands):

                                                               2000      1999
                                                              -------   -------
Tires on tractors and trailers..............................  $13,442   $13,506
Prepaid insurance...........................................      964       865
Other.......................................................    4,949     7,811
                                                              -------   -------
                                                              $19,355   $22,182
                                                              =======   =======

TIRES ON TRACTORS AND TRAILERS

     New tires on tractors and trailers are capitalized and amortized to operating supplies and expenses on a cents per mile basis.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed currently. Depreciation is provided using the straight-line method for financial reporting and accelerated methods for income tax purposes. The detail of property and equipment at December 31, 2000 and 1999 is as follows (in thousands):

                                                        2000       1999     USEFUL LIVES
                                                      --------   --------   -------------
Tractors and trailers...............................  $408,593   $395,288   4 to 10 years
Buildings and facilities (including leasehold
  improvements).....................................    51,814     51,033   4 to 25 years
Land................................................    17,589     17,722
Furniture, fixtures, and equipment..................    39,846     34,041   3 to 10 years
Service cars and equipment..........................     3,307      2,879   3 to 10 years
                                                      --------   --------
                                                       521,149    500,963
Less accumulated depreciation and amortization......   261,787    213,125
                                                      --------   --------
                                                      $259,362   $287,838
                                                      ========   ========

     Depreciation expense amounted to $58,519,000, $55,219,000, and $49,422,000 for the years ended December 31, 2000, 1999, and 1998, respectively. During 2000 and 1999, the Company recorded a pretax charge of approximately $1,340,000 and $628,000, respectively, to write down Company rigs that were idled from operations to their estimated liquidation values. The charge is included in depreciation expense recorded for the period.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                               2000      1999      1998
                                                              -------   -------   -------
Cash paid during the year for interest......................  $33,623   $31,982   $24,540
Cash paid during the year for income taxes, net of
  refunds...................................................      955     1,056       378
Liabilities assumed in connection with businesses
  acquired*.................................................      865         0         0

---------------

* Includes trade accounts payable, accrued liabilities, deferred income taxes, and other long-term liabilities.

GOODWILL

     Goodwill is being amortized on a straight-line basis over 20 to 40 years. Amortization (included in depreciation and amortization expense) for the years ended December 31, 2000, 1999, and 1998 amounted to approximately $3,531,000, $3,466,000, and $3,235,000, respectively. Accumulated amortization was approximately $14,226,000 and $10,930,000 at December 31, 2000 and 1999,
respectively. The Company periodically evaluates the realizability of goodwill based on expectations of nondiscounted cash flows and operating income for each subsidiary having a material goodwill balance. In the opinion of management, no impairment of goodwill exists at December 31, 2000.

     During 2000, Axis Group acquired the stock of CT Group, Inc. for approximately $8.4 million and resulted in goodwill amounting to approximately $6.6 million. The acquisition was accounted for as a purchase, and accordingly, the consolidated statements of operations include the results of operations of CT Group, Inc. since the date of acquisition. The acquisition of CT Group, Inc. did not have a material impact on the Company's consolidated financial statements.

CASH SURRENDER VALUE OF LIFE INSURANCE

     The Company maintains life insurance policies for certain employees of the Company. Under the terms of the policies, the Company will receive, upon the death of the insured, the lesser of aggregate premiums paid or the face amount of the policy. Any excess proceeds over premiums paid are remitted to the employee's beneficiary. The Company records the increase in cash surrender value each year as a reduction of premium expense. The cash surrender value was approximately $9,264,000 and $8,723,000 as of December 31, 2000 and 1999,
respectively, and is included in other assets on the accompanying balance sheets.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION

     Certain amounts in the December 31, 1999 and 1998 financial statements have been reclassified to conform to the current year presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the following information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure,

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

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

  Long-term Debt

          The carrying amount of the revolving credit facility and the senior subordinated notes approximates fair value based on the borrowing rates currently available to the Company for borrowings with similar terms and average maturities. The fair value of the senior notes is based on the year-end quoted market price.

     The financial instruments are generally executed with major financial institutions which expose the Company to acceptable levels of market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is subject to continuing review and full performance is anticipated.

     The asset and (liability) amounts recorded in the balance sheet and the estimated fair values of financial instruments at December 31, 2000 consisted of the following (in thousands):

                                                              CARRYING      FAIR
                                                               AMOUNT       VALUE
                                                              ---------   ---------
Cash and cash equivalents...................................  $   2,373   $   2,373
Short-term investments......................................     59,892      59,892
Long-term debt..............................................   (324,876)   (279,985)

ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31, 2000 and 1999 (in thousands):

                                                               2000      1999
                                                              -------   -------
Wages and benefits..........................................  $35,994   $39,728
Claims and insurance reserves...............................   23,105    24,691
Other.......................................................   20,388    21,236
                                                              -------   -------
                                                              $79,487   $85,655
                                                              =======   =======

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     During 2000, the Company recorded an approximate $2.5 million workforce reduction charge related to terminating approximately 100 employees. During 2000, severance payments amounted to approximately $900,000, and at December 31, 2000, approximately $1.6 million is outstanding and included in accrued liabilities -- other above.

     The long-term portion of claims and insurance reserves is included in the balance sheets as other long-term liabilities and amounts to approximately $69,315,000 and $74,073,000 at December 31, 2000 and 1999, respectively.

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

     Most reserves for self-insured workers' compensation, automobile, and general liability losses are based on actuarial estimates that are discounted at 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. The undiscounted amount of the reserves for claims and insurance at December 31, 2000 and 1999 was approximately $103,085,000 and $103,365,000, respectively. The claims and insurance reserves are adjusted periodically as such claims mature to reflect changes in actuarial estimates based on actual experience.

     The estimated costs of all known and potential losses are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims.

COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustment, net of income taxes, in the accompanying consolidated statements of changes in stockholders' equity.

INCOME TAXES

     The Company follows the practice of providing for income taxes based on SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns (Note 3).

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

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     Equity in earnings for these joint ventures is recorded net of income taxes in the consolidated statements of operations by the Company. Income taxes related to the joint ventures for the years ended December 31, 2000, 1999, and 1998 were $2.1 million, $882,000, and a $231,000 benefit, respectively.

     The majority of the Company's equity in earnings of joint ventures in 2000 and 1999 was derived from its joint venture in the United Kingdom, Ansa Logistics Limited. Summarized financial information of Ansa Logistics Limited for the year ended December 31, 2000 and the period from its inception through December 31, 1999 (in thousands):

                                                                2000      1999
                                                              --------   -------
Current assets..............................................  $ 34,799   $22,043
Other assets................................................     5,019     7,227
                                                              --------   -------
          Total assets......................................  $ 39,818   $29,270
                                                              ========   =======
Current liabilities.........................................  $ 32,194   $25,539
                                                              ========   =======
Revenues....................................................  $102,974   $86,794
                                                              ========   =======
Operating income............................................  $  6,858   $ 5,644
                                                              ========   =======
Income from continuing operations...........................  $  6,867   $ 5,589
                                                              ========   =======
Net income..................................................  $  4,394   $ 3,741
                                                              ========   =======

     The summarized financial information above was derived from financial statements of Ansa Logistics Limited, which were audited by other auditors whose report thereon is dated April 13, 2001.

EARNINGS PER SHARE

     SFAS No. 128, "Earnings Per Share," requires presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the years presented. Diluted earnings per share reflect the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted earnings per share are not materially different for the years presented. A reconciliation of the number of weighted average shares used in calculating basic and diluted earnings per share is as follows (in thousands):

                                                              2000    1999    1998
                                                              -----   -----   -----
Weighted average number of common shares
  outstanding -- basic earnings per share...................  7,946   7,810   7,747
Effect of potentially dilutive shares outstanding...........      0      41      99
                                                              -----   -----   -----
Weighted average number of common shares
  outstanding -- diluted earnings per share.................  7,946   7,851   7,846
                                                              =====   =====   =====

DERIVATIVES AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended, the statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     From time to time, the Company enters into future contracts to manage the risk associated with changes in fuel prices. Gains and losses from fuel hedging contracts are recognized as part of fuel expense when the Company uses the underlying fuel being hedged. The Company does not enter into fuel hedging contracts for speculative purposes. At December 31, 2000, the Company did not have outstanding fuel hedging contracts or other derivative instruments that fall under the provisions of SFAS No. 133. The Company will adopt SFAS No. 133 prior to entering into additional future fuel hedging contracts, and does not expect it to have a material impact on its financial position or results of operations.

3. INCOME TAXES

     The following summarizes the components of the income tax (benefit) provision (in thousands):

                                                              2000      1999      1998
                                                             -------   -------   ------
Current:
  Federal..................................................  $   (10)  $    10   $  (38)
  State....................................................      249      (239)     795
  Foreign..................................................    3,111     1,058    1,316
Deferred:
  Federal..................................................   (6,800)   (3,533)   3,319
  State....................................................   (2,310)   (1,402)     215
  Foreign..................................................      691     4,284      920
                                                             -------   -------   ------
          Total income tax (benefit) provision.............  $(5,069)  $   178   $6,527
                                                             =======   =======   ======

     The provision for income taxes differs from the amounts computed by applying federal statutory rates due to the following (in thousands):

                                                              2000      1999      1998
                                                             -------   -------   ------
(Benefit)/Provision computed at the federal statutory
  rate.....................................................  $(3,866)  $   587   $5,101
State income taxes, net of federal income tax effects......   (1,360)   (1,083)     667
Insurance premiums, net of recovery........................        0       101        0
Amortization of goodwill...................................      505       423      405
Nondeductible expenses.....................................      346       272      304
Earnings (losses) in jurisdictions taxed at rates different
  from the statutory U.S. federal rate.....................      880     1,024     (121)
Equity income in affiliates, reflected net of tax..........   (1,729)   (1,014)       0
Other, net.................................................      155      (132)     171
                                                             -------   -------   ------
          Total income (benefit) tax provision.............  $(5,069)  $   178   $6,527
                                                             =======   =======   ======

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2000 and 1999 is as follows (in thousands):

                                                                2000       1999
                                                              --------   --------
Deferred tax assets:
  Claims and insurance expense..............................  $ 19,470   $ 19,729
  Accrued compensation expense..............................     5,455      7,179
  Postretirement benefits...................................     4,157      5,045
  Other liabilities not currently deductible................     3,483      3,599
  Tax carryforwards.........................................    19,112     11,095
  Other, net................................................     5,903      4,639
                                                              --------   --------
          Total deferred tax assets.........................    57,580     51,286
                                                              --------   --------
Deferred tax liabilities:
  Prepaids currently deductible.............................    (8,161)    (5,704)
  Depreciation and amortization.............................   (60,125)   (65,115)
  Postemployment benefits...................................         0     (1,192)
  Other, net................................................      (517)      (565)
                                                              --------   --------
          Total deferred tax liabilities....................   (68,802)   (72,576)
                                                              --------   --------
Net deferred tax liabilities................................  $(11,223)  $(21,290)
                                                              ========   ========

     The Company has certain tax carryforwards available to offset future income taxes consisting of net operating losses that expire from 2012 to 2020, foreign tax credits that expire from 2002 to 2005, charitable contributions that expire from 2001 to 2004, and alternative minimum tax credits that have no expiration dates.

     Management believes that a valuation allowance is not necessary based on the Company's earnings history and other relevant considerations over the periods during which the deferred tax assets are deductible.

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

4. LEASE COMMITMENTS

     The Company leases equipment, office space, and certain terminal facilities under noncancelable operating lease agreements which expire in various years through 2007. Rental expenses under these leases amounted to approximately $10,918,000, $9,118,000, and $6,540,000, for the years ended December 31, 2000,
1999, and 1998, respectively.

     The Company also leases certain terminal facilities under cancelable leases (i.e., month-to-month terms). The total rental expenses under these leases were approximately $4,037,000, $3,686,000, and $5,187,000, for the years ended
December 31, 2000, 1999, and 1998, respectively.

     During 1999, the Company entered into a sublease agreement with a third party for a leased building under which the Company's commitment expires in 2006. The sublease agreement with the third party expires in 2004. Total sublease income earned during 2000 and 1999 was approximately $1,016,000 and $623,000.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     Future minimum rental commitments and related sublease income under all noncancelable operating lease agreements, excluding lease agreements that expire within one year, are as follows as of December 31, 2000 (in thousands):

                                                                            SUBLEASE
                                                              COMMITMENTS    INCOME
                                                              -----------   --------
2001........................................................    $12,901      $  961
2002........................................................     11,533         986
2003........................................................     10,672       1,011
2004........................................................     10,260         361
2005........................................................      9,775           0
Thereafter..................................................     12,042           0
                                                                -------      ------
          Total.............................................    $67,183      $3,319
                                                                =======      ======

5. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 2000 and 1999 (in thousands):

                                                                2000       1999
                                                              --------   --------
Revolving credit facility...................................  $134,866   $140,000
Senior notes................................................   150,000    150,000
Senior subordinated notes...................................    40,000     40,000
Other.......................................................       119        286
                                                              --------   --------
                                                               324,985    330,286
Less current maturities of long-term debt...................      (109)      (185)
                                                              --------   --------
                                                              $324,876   $330,101
                                                              ========   ========

     In September 1997, the Company issued $150,000,000 of senior notes through a private placement. Subsequently, the senior notes were registered with the Securities and Exchange Commission. The senior notes mature October 1, 2007 and bear interest at 8 5/8% annually. Interest on the senior notes is payable semiannually in arrears on April 1 and October 1 of each year.

     Borrowings under the senior notes are general unsecured obligations of the Company. The Company's obligations under the senior notes are guaranteed by substantially all of the subsidiaries of the Company (the "Guarantors"). Subsidiaries that do not guarantee the senior notes include Haul Insurance Ltd., Arrendadora de Equipo Para el Transporte de Automotives, S. de R.L. de C.V., Axis Logistica, S. de R.L. de C.V., and Axis Netherlands C.V. (the "Nonguarantor Subsidiaries"). There are no restrictions on the ability of Guarantors to make distributions to the Company.

     The senior notes set forth a number of negative covenants binding on the Company. The covenants limit the Company's ability to, among other things, purchase or redeem stock, make dividend or other distributions, make investments, and incur or repay debt (with the exception of payment of interest or principal at stated maturity).

     Concurrent with the issuance of the senior notes, the Company closed on a revolving credit facility (the "Revolving Credit Facility"). As of December 31, 2000, the Company was noncompliant with a financial covenant under its Revolving Credit Facility, but subsequently has negotiated amendments to the financial covenants in April 2001, thereby avoiding an event of default. As amended, the Revolving Credit Facility allows the Company to borrow under a revolving line of credit and to issue letters of credit up to the lesser of $230,000,000 or a borrowing base amount, as defined in the Revolving Credit Facility. Availability under the Revolving Credit Facility at December 31, 2000 was $230,000,000. The amended availability amount is

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

$200,000,000 through June 29, 2001, $195,000,000 from June 30, 2001 through
November 29, 2001, $180,000,000 from November 30, 2001 through December 30, 2001 and $170,000,000 from December 31, 2001 through maturity. Annual commitment fees are due on the undrawn portion of the commitment. Amounts outstanding under the Revolving Credit Facility mature on January 31, 2002. The interest rate for the Revolving Credit Facility is, at the Company's option, either (i) the bank's base rate, as defined, or (ii) the bank's Eurodollar rate, as defined, as determined at the date of each borrowing plus an applicable margin. The applicable margin for Eurodollar loans was 2% at December 31, 2000. The applicable margin was increased to 3.5% through June 29, 2001. The applicable margin increases by 0.25% the last day of each calendar quarter through maturity.

     The Revolving Credit Facility, as amended, requires a facility fee to be paid if the Revolving Credit Facility is not refinanced by June 30, 2001. The facility fee is $250,000 per quarter and accrues daily starting in the second quarter 2001. The facility fee will be reduced by 75% if the Revolving Credit Facility is refinanced in the third quarter of 2001, and reduced by 25% if refinanced in the fourth quarter 2001. In addition, a $1,000,000 fee will be payable if refinancing occurs in 2002. The Company expects to refinance the Revolving Credit Facility prior to December 31, 2001.

     Borrowings under the Revolving Credit Facility are secured by a first priority security interest on assets of the Company and certain of its subsidiaries, including a pledge of stock of certain subsidiaries. In addition, certain subsidiaries of the Company jointly and severally guarantee the obligations of the Company under the Revolving Credit Facility.

     The Company has also previously issued $40,000,000 of senior subordinated notes ("Senior Subordinated Notes") through a private placement. The Senior Subordinated Notes mature February 1, 2003.

     As a result of projected covenant noncompliance, the Senior Subordinated Notes were also amended in April 2001. Prior to the amendment the interest rate on the Senior Subordinated Notes was 12%. As amended, the interest rate is 14% effective April 2001. The interest rate will increase .25% each quarter effective July 1, 2001 for four quarters. A portion of the interest (12%) is payable semi-annually, with the remaining portion payable upon maturity.

     The amended Revolving Credit Facility and the Senior Subordinated Notes set forth a number of affirmative, negative, and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, make dividend or other distributions, or enter into any merger or other consolidation transaction. The financial covenants include the maintenance of a minimum consolidated earnings before interest, taxes and depreciation and amortization amount, compliance with a tangible net asset ratio, and limitations on capital expenditures.

     As discussed above, the Company in April 2001 negotiated amendments to certain affirmative, negative and financial covenants of the Revolving Credit Facility and the Senior Subordinated Notes. As a result of the amendments, the Company does not anticipate any covenant violations during 2001. There can be no assurance, however, that the Company will be able to comply with these or its other debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its debt instruments, if not waived, or to adequately service debt obligations, could result in a default under its debt instruments. Any default under the Company's debt instruments, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, could have a material adverse effect on the Company.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     Future maturities of long-term debt are as follows at December 31, 2000 (in thousands):

2001........................................................  $    109
2002........................................................   134,876
2003........................................................    40,000
2004........................................................         0
2005........................................................         0
Thereafter..................................................   150,000
                                                              --------
                                                              $324,985
                                                              ========

     At December 31, 2000, the weighted average interest rate on borrowings under the Revolving Credit Facility was 8.7%, and approximately $13,400,000 was committed under letters of credit. At December 31, 2000, the Company had available borrowings under the Revolving Credit Facility of approximately $82,000,000.

6. EMPLOYEE BENEFITS

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

     The Company also provides certain health care and life insurance benefits for eligible employees who retired prior to July 1, 1993 and their dependents, except for certain employees participating in the Voluntary Early Retirement Plan. Generally, the health care plan pays a stated percentage of most medical expenses reduced for any deductibles and payments by government programs or other group coverage. The life insurance plan pays a lump-sum death benefit based on the employee's salary at retirement. These plans are unfunded. Employees retiring after July 1, 1993 are not entitled to any postretirement medical or life insurance benefits.

     In conjunction with a prior acquisition, the Company took over a postretirement benefit plan to provide retired employees with certain health care and life insurance benefits. Substantially all employees not covered by union-administered medical plans and who had retired as of September 30, 1997 are eligible for these benefits. Benefits are generally provided to qualified retirees under age 65 and eligible dependents. Furthermore, the Company took over two defined pension plans for a certain terminal. One of the plan's benefit provides a monthly benefit based on years of service upon retirement. The other plan provides benefits to eligible employees upon retirement based primarily on years of service and compensation levels at retirement.

     All disclosures related to the Company's pension and postretirement benefit plans have been prepared in accordance with SFAS No. 132.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The change in the projected benefit obligation of the defined benefit pension plans and the postretirement benefit plans consisted of the following during fiscal years 2000 and 1999 (in thousands):

                                                     DEFINED BENEFIT     POSTRETIREMENT
                                                      PENSION PLANS       BENEFIT PLANS
                                                    -----------------   -----------------
                                                     2000      1999      2000      1999
                                                    -------   -------   -------   -------
Change in benefit obligation:
  Benefit obligation at beginning of fiscal
     year.........................................  $41,608   $35,887   $ 8,808   $10,164
     Service cost.................................    2,727     2,932         0         0
     Interest cost................................    3,038     2,519       616       607
     Foreign currency translation.................     (208)      348         0         0
     Plan amendments and other....................        0    (3,046)        0      (152)
     Actuarial (gain) loss........................     (553)    4,536      (455)     (696)
     Benefits paid................................   (2,509)   (1,568)   (1,150)   (1,115)
                                                    -------   -------   -------   -------
  Benefit obligation at end of fiscal year........  $44,103   $41,608   $ 7,819   $ 8,808
                                                    =======   =======   =======   =======

     The change in plan assets and funded status of the defined benefit pension plans and the postretirement benefit plans consisted of the following during fiscal years 2000 and 1999 (in thousands):

                                                  DEFINED BENEFIT       POSTRETIREMENT
                                                   PENSION PLANS         BENEFIT PLANS
                                                 ------------------   -------------------
                                                   2000      1999       2000       1999
                                                 --------   -------   --------   --------
Change in plan assets:
  Fair value of plan assets at beginning of
     year......................................  $ 31,776   $28,403   $      0   $      0
     Actual return on plan assets..............       848     3,415          0          0
     Foreign currency translation..............         0       367          0          0
     Employer contribution.....................     2,845     1,159      1,150      1,115
     Benefits paid.............................    (2,509)   (1,568)    (1,150)    (1,115)
                                                 --------   -------   --------   --------
  Fair value of plan assets at end of year.....  $ 32,960   $31,776   $      0   $      0
                                                 ========   =======   ========   ========
Funded status..................................  $(11,144)  $(9,832)  $ (7,819)  $ (8,808)
Unrecognized actuarial loss (gain).............     5,678     5,347     (2,244)    (3,505)
Unrecognized prior service cost................       626       859       (220)         0
Unrecognized transition asset..................      (119)     (168)         0          0
                                                 --------   -------   --------   --------
Accrued benefit cost...........................  $ (4,959)  $(3,794)  $(10,283)  $(12,313)
                                                 ========   =======   ========   ========
Amounts recognized in the consolidated balance
  sheets consist of:
  Accrued liabilities..........................  $ (4,959)  $(3,794)  $   (340)  $   (340)
  Postretirement benefits other than
     pensions..................................         0         0     (9,943)   (11,973)
                                                 --------   -------   --------   --------
                                                 $ (4,959)  $(3,794)  $(10,283)  $(12,313)
                                                 ========   =======   ========   ========

     The following assumptions were used in determining the actuarial present value of the projected pension benefit obligation and postretirement benefit obligation at December 31, 2000 and 1999:

                                                          DEFINED BENEFIT     POSTRETIREMENT
                                                           PENSION PLANS      BENEFIT PLANS
                                                          ----------------    --------------
                                                           2000      1999     2000     1999
                                                          ------    ------    -----    -----
Weighted average discount rate..........................   7.77%     7.64%     8.0%    7.75%
Weighted average expected long-term rate of return on
  assets................................................   9.19      9.20      N/A      N/A
Weighted average rate of compensation increase..........   3.03      3.71      N/A      N/A

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The net periodic benefit cost recognized for the defined benefit pension plans and the postretirement benefit plans includes the following components at December 31, 2000 and 1999 (in thousands):

                                                          DEFINED BENEFIT    POSTRETIREMENT
                                                           PENSION PLANS      BENEFIT PLANS
                                                          ----------------   ---------------
                                                           2000     1999      2000     1999
                                                          ------   -------   ------   ------
Components of net periodic benefit cost:
  Service cost..........................................  $2,727   $ 2,932    $  0     $  0
  Interest cost.........................................   3,038     2,519     616      607
  Expected return on plan assets........................  (2,876)   (2,642)      0        0
  Amortization of unrecognized net actuarial (gain)
     loss...............................................     192         0       0        0
  Amortization of prior service cost....................     233       246       0        0
  Amortization of transition asset......................     (50)      (50)      0        0
  Recognized actuarial loss (gain)......................     679       878     (87)     (41)
                                                          ------   -------    ----     ----
Net periodic benefit cost...............................  $3,943   $ 3,883    $529     $566
                                                          ======   =======    ====     ====

     The weighted average annual assumed rate of increase in the per capital cost of covered benefits (i.e., health care trend rate) for the health plans is 7.15% for 1999 and 7.44% for 2000, grading to 5.0% over five years. The effect of a 1% increase in the assumed trend rate would have increased the accumulated postretirement benefit obligation as of December 31, 2000 by approximately $290,000. The effect of this change on the periodic postretirement benefit cost for 2000 would be approximately $23,000.

     At December 31, 2000, plan assets consisted primarily of U.S. and international corporate bonds and stocks, convertible equity securities, and U.S. and Canadian government securities.

     A substantial number of the Company's employees are covered by union-sponsored, collectively bargained multiemployer pension plans. The Company contributed and charged to expense approximately $46,192,000, $43,451,000, and $38,068,000, for the years ended December 31, 2000, 1999, and 1998, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man-hours worked.

     Also, a substantial number of the Company's employees are covered by union-sponsored, collectively bargained multiemployer health and welfare benefit plans. The Company contributed and charged to expense approximately $47,040,000, $47,027,000, and $44,796,000, in 2000, 1999, and 1998, respectively, in connection with these plans. These required contributions are determined in accordance with the provisions of negotiated labor contracts and are for both active and retired employees.

  401(k) Plan

     The Company has a 401(k) plan covering all of its employees in the United States. The Company's administrative expense for the 401(k) plan was approximately $101,000, $110,000, and $69,000 in fiscal years 2000, 1999, and
1998, respectively. The Company contributes the lesser of 3% of participant wages or $1,000 per year for each nonbargaining unit participant of the plan. The Company contributed approximately $682,000, $760,000, and $625,000 to the plan during the years ended December 31, 2000, 1999, and 1998, respectively.

  Employee Stock Purchase Plan

     During December 1998, the Company approved an Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees, as defined, the right to purchase common stock of the Company on a quarterly basis at 85% of the lower of the fair market value on the first business day of the calendar quarter or on the last business day of the calendar quarter. There are 350,000 shares of the Company's common stock

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
reserved under the ESPP, of which 146,000 and 71,000 shares were issued to employees during 2000 and 1999, respectively.

  Deferred Compensation Plan

     During 2000, the Company approved a Deferred Compensation Plan (the "Plan"). Effective January 1, 2001, the Plan allows eligible employees, as defined, the right to defer receipt of all or a portion of the cash portion of their annual compensation as defined. All deferred compensation accrues interest, as defined, from date of the deferral until the date of final distribution.

     The obligation of the Company under the Plan to make payments of amounts deferred and any interest thereon to plan participants in the future in accordance with the terms of the Plan will be unsecured general obligations of the Company and will rank equally with other unsecured and unsubordinated indebtedness of the Company outstanding from time to time. The aggregate principal amount shall not exceed $4,000,000.

7. COMMITMENTS AND CONTINGENCIES

     The Company negotiates fixed rates with its customers for the delivery of vehicles. The delivery rates are based on contract agreements that expire at various dates through 2005. During 1999 and 2000, the Company renegotiated rates for the majority of its customers to adjust its contract pricing to reflect the higher fuel costs and continuing trend toward shipments with larger vehicles.

     The Company is involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

     The Company is defending two pieces of related litigation in the Supreme Court of Erie County, New York: Gateway Development & Manufacturing, Inc. v. Commercial Carrier, Inc. et al., Index No. 1997/8920 (the "Gateway Case"), and Commercial Carrier, Inc. v. Gateway Development & Manufacturing, Inc., et al. (the "CCI Case"), Index No. 12000/8184. The claims at issue in both the Gateway Case and CCI Case center around the contention that the Company breached legal duties with respect to a failed business transaction involving Gateway Development & Manufacturing, Inc., Ryder Truck Rental, Inc., and Ryder System, Inc. In the Gateway Case, the Company has sought and received summary judgment in its favor on the sole claim (for tortious interference with contract) asserted against it by Gateway Development & Manufacturing, Inc. but anticipates the filing and service of cross-claims that the court has permitted to be asserted against the Company by the other defendants in that action. In the CCI Case, the Company has accepted or expects to accept service of a separate complaint asserting claims against the Company that are virtually identical to the cross-claims that the Company expects to be asserted against it by the other defendants in the Gateway Case. It is anticipated that the claims asserted in both the Gateway Case and the CCI Case will be resolved in a unified proceeding. With respect to the entirety of this litigation, the Company intends to continue its vigorous defense against the claims asserted against it, as management believes that all of those claims are without merit. While the ultimate results of this litigation cannot be predicted, management does not expect that the resolution of these proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company has entered into employment agreements with certain executive officers of the Company. The agreements provide for compensation to the officers in the form of annual base salaries and bonuses based on earnings. The employment agreements also provide for severance benefits upon the occurrence of certain events, including a change in control, as defined.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     Approximately 86% of the Company's total labor force is covered by collective bargaining agreements. Collective bargaining agreements representing the majority of the total workforce were renewed during 1999 and expire in 2003.

8. REVENUES FROM MAJOR CUSTOMERS

     Substantially all of the Company's revenues are realized through the automotive industry.

     In 2000, 1999, and 1998, approximately 73%, 75%, and 73%, respectively, of the Company's revenues were derived from the three largest domestic automobile manufacturers. In 2000, 1999, and 1998, General Motors Corporation accounted for approximately 31%, 33%, and 32%, respectively, of revenues, Ford Motor Company accounted for approximately 27%, 26%, and 26%, respectively, of revenues, and Chrysler Corporation accounted for 15%, 16%, and 15%, respectively, of revenues.

9. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     In accordance with the requirements of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," the Company has identified two reportable industry segments through which it conducts its operating activities: Allied Automotive Group and Axis Group. These two segments reflect the organization used by management for internal reporting. Allied Automotive Group is engaged in the business of transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group provides distribution, automobile inspection, auction, and logistics services for the automotive industry.

                                                                2000         1999         1998
                                                             ----------   ----------   ----------
Revenues -- unaffiliated customers:
  Allied Automotive Group..................................  $1,040,644   $1,057,889   $1,010,582
  Axis Group...............................................      28,439       23,368       16,151
  Corporate/other..........................................          71           52           66
                                                             ----------   ----------   ----------
          Total............................................  $1,069,154   $1,081,309   $1,026,799
                                                             ==========   ==========   ==========
Depreciation and amortization:
  Allied Automotive Group..................................  $   54,023   $   52,182   $   49,637
  Axis Group...............................................       3,075        1,904          962
  Corporate/other..........................................       5,126        4,561        2,696
                                                             ----------   ----------   ----------
          Total............................................  $   62,224   $   58,647   $   53,295
                                                             ==========   ==========   ==========
Operating profit (loss):
  Allied Automotive Group..................................  $   13,686   $   28,375   $   40,978
  Axis Group...............................................         733        1,679           98
  Corporate/other..........................................      (2,551)        (171)      (2,726)
                                                             ----------   ----------   ----------
          Total............................................      11,868       29,883       38,350
Reconciling items:
  Equity income in joint ventures..........................       5,066        1,733         (470)
  Interest expense.........................................     (33,813)     (32,001)     (26,146)
  Interest income..........................................       5,509        2,112        3,270
                                                             ----------   ----------   ----------
  (Loss) income before income taxes........................  $  (11,370)  $    1,727   $   15,004
                                                             ==========   ==========   ==========

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                                                                2000         1999         1998
                                                             ----------   ----------   ----------
Total assets:
  Allied Automotive Group..................................  $  437,945   $  514,080   $  505,330
  Axis Group...............................................      64,869       45,136       32,769
  Corporate/other..........................................     107,725       90,704       83,528
                                                             ----------   ----------   ----------
          Total............................................  $  610,539   $  649,920   $  621,627
                                                             ==========   ==========   ==========
Capital expenditures:
  Allied Automotive Group..................................  $   23,657   $   29,556   $   58,502
  Axis Group...............................................       2,671        6,662        2,172
  Corporate/other..........................................       5,947        8,809        1,194
                                                             ----------   ----------   ----------
          Total............................................  $   32,275   $   45,027   $   61,868
                                                             ==========   ==========   ==========

     Geographic financial information for 2000, 1999, and 1998 is as follows (in thousands):

                                                                2000         1999         1998
                                                             ----------   ----------   ----------
Revenues:
  United States............................................  $  882,009   $  902,364   $  858,772
  Canada...................................................     187,145      178,945      168,027
                                                             ----------   ----------   ----------
                                                             $1,069,154   $1,081,309   $1,026,799
                                                             ==========   ==========   ==========
Long-lived assets:
  United States............................................  $  326,793   $  352,556   $  350,897
  Canada...................................................      70,254       71,747       74,971
                                                             ----------   ----------   ----------
                                                             $  397,047   $  424,303   $  425,868
                                                             ==========   ==========   ==========

     Revenues are attributed to the respective countries based on the location of the origination terminal.

10. STOCKHOLDERS' EQUITY

     The Company has authorized 5,000,000 shares of preferred stock with no par value. No shares have been issued, and therefore, there were no shares outstanding at December 31, 2000 and 1999. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

     During 1999, the Company's board of directors authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock through fiscal year 2000 in open market transactions. As of December 31, 2000 and 1999, the Company had repurchased approximately 139,000 and 29,000 shares, respectively, which are included as treasury stock in the accompanying consolidated balance sheets.

     The Company has a long-term incentive plan which allows the issuance of grants or awards of incentive stock options, restricted stock, stock appreciation rights, performance units, and performance shares to employees and directors of the Company to acquire up to 1,500,000 shares of the Company's common stock.

     During 2000 and 1999, the Company granted 168,398 and 83,759 shares, respectively, of restricted stock to certain employees of the Company. In connection with the awards of the restricted stock, during 2000, 1999, and 1998, the Company recorded compensation expense of $803,000, $33,000, and $291,000, respectively. Compensation expense is recorded over five years, the vesting period of the restricted stock. During 2000, 1999, and 1998, 14,188, 9,700, and 5,282 shares, respectively, of restricted stock were canceled.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     In addition, the Company has granted nonqualified and incentive stock options under the long-term incentive plan. Options granted become exercisable after one year in 20% or 33 1/3% increments per year and expire ten years from the date of the grant.

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                                        OPTION PRICE   EXERCISE
                                                              SHARES    (PER SHARE)     PRICE
                                                              -------   ------------   --------
Outstanding as of December 31, 1998.........................  157,555   $9.00-$17.13    $10.14
  Granted...................................................  170,000          $7.06    $ 7.06
  Exercised.................................................   (2,750)  $9.50-$11.75    $ 9.70
  Canceled..................................................  (40,255)  $9.50-$11.75    $ 9.70
Outstanding as of December 31, 1999.........................  284,550   $7.06-$17.13    $ 8.37
  Granted...................................................   75,000   $6.12-$ 8.63    $ 6.46
  Canceled..................................................  (69,250)  $6.13-$11.75    $ 6.32
Outstanding as of December 31, 2000.........................  290,300   $7.06-$17.13    $ 8.37

                                                               2000      1999     1998
                                                              -------   ------   -------
Options exercisable at year-end.............................  155,300   87,882   115,855
Weighted average exercise price of options exercisable at
  year-end..................................................  $  9.15   $10.13   $  9.85
Per share weighted average fair value of options granted
  during the year...........................................  $  4.18   $ 3.86   $  5.09

     The weighted average remaining contractual life of options outstanding at December 31, 2000 was eight years.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the long-term incentive plan. If the Company had elected to recognize compensation cost for the long-term incentive plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below at December 31, 2000, 1999, and 1998 (in thousands, except per share data):

                                                               2000      1999     1998
                                                              -------   ------   ------
Net (loss) income:
  As reported...............................................  $(6,301)  $1,549   $8,477
  Pro forma.................................................   (6,602)   1,421    8,367
(Loss) earnings per share:
  As reported:
     Basic..................................................  $  (.79)  $  .20   $ 1.09
     Diluted................................................     (.79)     .20     1.08
  Pro forma:
     Basic..................................................  $  (.83)  $  .18   $ 1.08
     Diluted................................................     (.83)     .18     1.07

     The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999, and 1998: dividend yield of 0%, expected volatility of 65%, 55%, and 49%, respectively, a risk-free interest rate of 5.65%, 5.84%, and 5.09%, respectively, and an expected holding period of five years.

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                          2000
                                                        -----------------------------------------
                                                         FIRST      SECOND     THIRD      FOURTH
                                                        --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..............................................  $282,884   $295,897   $236,347   $254,026
Operating income (loss)...............................     3,961     17,287     (2,984)    (6,396)
Net (loss) income.....................................    (1,035)     6,889     (4,610)    (7,545)
Basic and diluted net (loss) income per share.........  $  (0.13)  $   0.87   $  (0.58)  $  (0.94)
Average shares outstanding:
  Basic...............................................     7,898      7,916      7,961      7,988
  Diluted.............................................     7,898      7,916      7,961      7,988
Stock prices:
  High................................................  $  9.750   $ 7.5000   $  7.000   $  5.625
  Low.................................................     5.250     5.3125      5.375      2.750

                                                                          2000
                                                        -----------------------------------------
                                                         FIRST      SECOND     THIRD      FOURTH
                                                        --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..............................................  $261,249   $286,984   $240,058   $293,018
Operating income (loss)...............................        30     14,741       (734)    15,846
Net (loss) income.....................................    (4,005)     4,132     (3,823)     5,245
Basic and diluted net (loss) income per share.........  $  (0.51)  $   0.53   $  (0.49)  $   0.67
Average shares outstanding:
  Basic...............................................     7,790      7,792      7,818      7,842
  Diluted.............................................     7,790      7,800      7,818      7,859
Stock prices:
  High................................................  $ 14.438   $  9.563   $  9.313   $  7.688
  Low.................................................     9.563      6.500      6.063      5.000

12. SUPPLEMENTAL GUARANTOR INFORMATION

     The following condensed consolidating balance sheets, statements of operations, and statements of cash flows present the financial statement of the parent company, and the combined financial statements of the guarantor subsidiaries and Nonguarantor Subsidiaries. The Guarantors are jointly and severally liable for the Company's obligations under the notes and there are no restrictions on the ability of the Guarantors to make distributions to the Company.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The supplemental condensed consolidating balance sheet as of December 31, 2000 is as follows (in thousands):

                                          ALLIED     GUARANTOR     NONGUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
Current assets:
  Cash and cash equivalents............  $ (1,213)    $  2,063       $ 1,523       $       0       $  2,373
  Short-term investments...............         0            0        59,892               0         59,892
  Receivables, net of allowance for
     doubtful accounts.................       805      112,876           585               0        114,266
  Inventories..........................         0        7,415             0               0          7,415
  Deferred tax asset -- current........     8,009        1,600           582               0         10,191
  Prepayments and other current
     assets............................     1,974       15,007         2,374               0         19,355
                                         --------     --------       -------       ---------       --------
          Total current assets.........     9,575      138,961        64,956               0        213,492
                                         --------     --------       -------       ---------       --------
Property and equipment, net............    16,319      239,866         3,177               0        259,362
                                         --------     --------       -------       ---------       --------
Other assets:
  Goodwill, net........................     1,633       93,526             0               0         95,159
  Other................................    15,732       16,372        10,422               0         42,526
  Deferred tax asset -- noncurrent.....    17,585            0             0         (17,585)             0
  Intercompany receivables.............   260,850            0             0        (260,850)             0
  Investment in subsidiaries...........    80,057       14,072             0         (94,129)             0
          Total other assets...........   375,857      123,970        10,422        (372,564)       137,685
                                         --------     --------       -------       ---------       --------
          Total assets.................  $401,751     $502,797       $78,555       $(372,564)      $610,539
                                         ========     ========       =======       =========       ========
Current liabilities:
  Current maturities of long-term
     debt..............................  $      0     $    109       $     0       $       0       $    109
  Trade accounts payable...............     1,590       43,475           910               0         45,975
  Intercompany payables................         0      259,268         1,582        (260,850)             0
  Accrued liabilities..................    16,592       51,684        11,211               0         79,487
                                         --------     --------       -------       ---------       --------
          Total current liabilities....    18,182      354,536        13,703        (260,850)       125,571
                                         --------     --------       -------       ---------       --------
Long-term debt, less current
  maturities...........................   324,428          448             0               0        324,876
                                         --------     --------       -------       ---------       --------
Postretirement benefits other than
  pensions.............................         0        9,943             0               0          9,943
                                         --------     --------       -------       ---------       --------
Deferred income taxes..................         0       38,999             0         (17,585)        21,414
                                         --------     --------       -------       ---------       --------
Other long-term liabilities............         0       36,660        32,934               0         69,594
                                         --------     --------       -------       ---------       --------
Stockholders' equity:
  Common stock, no par value...........         0            0             0               0              0
  Additional paid-in capital...........    45,990       81,180        13,612         (94,792)        45,990
  Retained earnings....................    20,602      (10,171)       20,309         (10,138)        20,602
  Cumulative other comprehensive
     income, net of tax................    (6,744)      (8,798)       (2,003)         10,801         (6,744)
  Treasury stock.......................      (707)           0             0               0           (707)
                                         --------     --------       -------       ---------       --------
          Total stockholders' equity...    59,141       62,211        31,918         (94,129)        59,141
                                         --------     --------       -------       ---------       --------
          Total liabilities and
            stockholders' equity.......  $401,751     $502,797       $78,555       $(372,564)      $610,539
                                         ========     ========       =======       =========       ========

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The supplemental condensed consolidating balance sheet as of December 31, 1999 is as follows (in thousands):

                                          ALLIED     GUARANTOR     NONGUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
Current assets:
  Cash and cash equivalents............  $  1,852     $  3,179       $ 8,953       $       0       $ 13,984
  Short-term investments...............         0            0        44,325               0         44,325
  Receivables, net of allowance for
     doubtful accounts.................        14      119,978         1,066               0        121,058
  Inventories..........................         0        7,949             0               0          7,949
  Deferred tax asset -- current........     1,558       14,561             0               0         16,119
  Prepayments and other current
     assets............................     1,611       20,257           314               0         22,182
                                         --------     --------       -------       ---------       --------
          Total current assets.........     5,035      165,924        54,658               0        225,617
                                         --------     --------       -------       ---------       --------
Property and equipment, net............         0      285,665         2,173               0        287,838
                                         --------     --------       -------       ---------       --------
Other assets:
  Goodwill, net........................     1,751       91,353             0               0         93,104
  Other................................     7,665       24,509        11,187               0         43,361
  Deferred tax asset -- noncurrent.....    17,004            0             0         (17,004)             0
  Intercompany receivables.............   262,361            0             0        (262,361)             0
  Investment in subsidiaries...........   112,848       13,571             0        (126,419)             0
                                         --------     --------       -------       ---------       --------
          Total other assets...........   401,629      129,433        11,187        (405,784)       136,465
                                         --------     --------       -------       ---------       --------
          Total assets.................  $406,664     $581,022       $68,018       $(405,784)      $649,920
                                         ========     ========       =======       =========       ========
Current liabilities:
  Current maturities of long-term
     debt..............................  $      0     $    185       $     0       $       0       $    185
  Trade accounts payable...............       345       42,089           497               0         42,931
  Intercompany payables................         0      260,977         1,384        (262,361)             0
  Accrued liabilities..................     9,405       66,350         9,900               0         85,655
                                         --------     --------       -------       ---------       --------
          Total current liabilities....     9,750      369,601        11,781        (262,361)       128,771
                                         --------     --------       -------       ---------       --------
Long-term debt, less current
  maturities...........................   330,000          101             0               0        330,101
                                         --------     --------       -------       ---------       --------
Postretirement benefits other than
  pensions.............................         0       11,973             0               0         11,973
                                         --------     --------       -------       ---------       --------
Deferred income taxes..................         0       54,413             0         (17,004)        37,409
                                         --------     --------       -------       ---------       --------
Other long-term liabilities............         0       45,237        29,515               0         74,752
                                         --------     --------       -------       ---------       --------
Stockholders' equity:
  Common stock, no par value...........         0            0             0               0              0
  Additional paid-in capital...........    44,437       81,449        13,229         (94,678)        44,437
  Retained earnings....................    26,903       23,485        14,984         (38,469)        26,903
  Cumulative other comprehensive
     income, net of tax................    (4,240)      (5,237)       (1,491)          6,728         (4,240)
  Treasury stock.......................      (186)           0             0               0           (186)
                                         --------     --------       -------       ---------       --------
          Total stockholders' equity...    66,914       99,697        26,722        (126,419)        66,914
                                         --------     --------       -------       ---------       --------
          Total liabilities and
            stockholders' equity.......  $406,664     $581,022       $68,018       $(405,784)      $649,920
                                         ========     ========       =======       =========       ========

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The supplemental condensed consolidated income statement for the twelve months ended December 31, 2000 is as follows (in thousands):

                                         ALLIED     GUARANTOR     NONGUARANTOR
                                        HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        --------   ------------   ------------   ------------   ------------
Revenues..............................  $  8,213    $1,067,742      $33,679        $(40,480)     $1,069,154
                                        --------    ----------      -------        --------      ----------
Operating expenses:
  Salaries, wages, and fringe
     benefits.........................     5,802       578,725            0               0         584,527
  Operating supplies and expenses.....     1,209       187,899           28               0         189,136
  Purchased transportation............         0       104,545            0               0         104,545
  Insurance and claims................        80        51,026       28,897         (32,267)         47,736
  Operating taxes and licenses........        16        39,373            0               0          39,389
  Depreciation and amortization.......     1,208        60,647          369               0          62,224
  Rents...............................       535         8,035            0               0           8,570
  Communications and utilities........        19         7,314            0               0           7,333
  Other operating expenses............     2,794        18,898          347          (8,213)         13,826
                                        --------    ----------      -------        --------      ----------
          Total operating expenses....    11,663     1,056,462       29,641         (40,480)      1,057,286
                                        --------    ----------      -------        --------      ----------
       Operating (loss) income........    (3,450)       11,280        4,038               0          11,868
                                        --------    ----------      -------        --------      ----------
Other income (expense):
  Equity in earnings (loss) of joint
     ventures, net of tax.............         0         5,173         (107)              0           5,066
  Interest expense....................   (30,128)      (34,500)        (166)         30,981         (33,813)
  Interest income.....................    30,965           362        5,163         (30,981)          5,509
  Intercompany dividends..............     1,000             0       (1,000)              0               0
  Equity in net loss of
     subsidiaries.....................    (9,986)            0            0           9,986               0
                                        --------    ----------      -------        --------      ----------
                                          (8,149)      (28,965)       3,890           9,986         (23,238)
                                        --------    ----------      -------        --------      ----------
(Loss) income before income taxes.....   (11,599)      (17,685)       7,928           9,986         (11,370)
Income tax benefit (provision)........     5,298         2,299       (2,528)              0           5,069
                                        --------    ----------      -------        --------      ----------
Net (loss) income.....................  $ (6,301)   $  (15,386)     $ 5,400        $  9,986      $   (6,301)
                                        ========    ==========      =======        ========      ==========

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The supplemental condensed consolidated income statement for the twelve months ended December 31, 1999 is as follows (in thousands):

                                         ALLIED     GUARANTOR     NONGUARANTOR
                                        HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        --------   ------------   ------------   ------------   ------------
Revenues..............................  $  4,988    $1,080,365      $32,304        $(36,348)     $1,081,309
                                        --------    ----------      -------        --------      ----------
Operating expenses:
  Salaries, wages, and fringe
     benefits.........................     3,267       582,113            0               0         585,380
  Operating supplies and expenses.....     1,295       184,232           14               0         185,541
  Purchased transportation............         0       103,967            0               0         103,967
  Insurance and claims................        35        53,270       26,323         (31,376)         48,252
  Operating taxes and licenses........        30        41,258            0               0          41,288
  Depreciation and amortization.......       256        58,070          321               0          58,647
  Rents...............................        51         8,923            0               0           8,974
  Communications and utilities........        31         9,029            0               0           9,060
  Other operating expenses............     1,938        13,225          126          (4,972)         10,317
                                        --------    ----------      -------        --------      ----------
          Total operating expenses....     6,903     1,054,087       26,784         (36,348)      1,051,426
                                        --------    ----------      -------        --------      ----------
          Operating (loss) income.....    (1,915)       26,278        5,520               0          29,883
                                        --------    ----------      -------        --------      ----------
Other income (expense):
  Equity in earnings (loss) of joint
     ventures, net of tax.............         0         2,059         (326)              0           1,733
  Interest expense....................   (31,295)      (33,312)        (441)         33,047         (32,001)
  Interest income.....................    33,033           497        1,629         (33,047)          2,112
  Equity in net loss of
     subsidiaries.....................    (1,332)            0            0           1,332               0
                                        --------    ----------      -------        --------      ----------
                                             406       (30,756)         862           1,332         (28,156)
                                        --------    ----------      -------        --------      ----------
(Loss) income before income taxes.....    (1,509)       (4,478)       6,382           1,332           1,727
Income tax benefit (provision)........     3,058        (1,068)      (2,168)              0            (178)
                                        --------    ----------      -------        --------      ----------
Net income (loss).....................  $  1,549    $   (5,546)     $ 4,214        $  1,332      $    1,549
                                        ========    ==========      =======        ========      ==========

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The supplemental condensed consolidated income statement for the twelve months ended December 31, 1998 is as follows (in thousands):

                                         ALLIED     GUARANTOR     NONGUARANTOR
                                        HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        --------   ------------   ------------   ------------   ------------
Revenues..............................  $  5,001    $1,026,785      $35,553        $(40,540)     $1,026,799
                                        --------    ----------      -------        --------      ----------
Operating expenses:
  Salaries, wages, and fringe
     benefits.........................     5,779       542,001            0               0         547,780
  Operating supplies and expenses.....         4       169,494            0               0         169,498
  Purchased transportation............         0       109,884            0               0         109,884
  Insurance and claims................        53        43,345       32,494         (35,553)         40,339
  Operating taxes and licenses........        12        40,767            0               0          40,779
  Depreciation and amortization.......       214        53,081            0               0          53,295
  Rents...............................        25        10,047            0               0          10,072
  Communications and utilities........        16         9,325            0               0           9,341
  Other operating expenses............     3,959         8,304          185          (4,987)          7,461
                                        --------    ----------      -------        --------      ----------
          Total operating expenses....    10,062       986,248       32,679         (40,540)        988,449
                                        --------    ----------      -------        --------      ----------
          Operating (loss) income.....    (5,061)       40,537        2,874               0          38,350
                                        --------    ----------      -------        --------      ----------
Other income (expense):
  Equity in loss of joint ventures,
     net of tax.......................         0             0         (470)              0            (470)
  Interest expense....................   (25,208)      (24,910)           0          23,972         (26,146)
  Interest income.....................    23,977           728        2,537         (23,972)          3,270
  Equity in net income of
     subsidiaries.....................    18,917             0            0         (18,917)              0
                                        --------    ----------      -------        --------      ----------
                                          17,686       (24,182)       2,067         (18,917)        (23,346)
                                        --------    ----------      -------        --------      ----------
Income before income taxes............    12,625        16,355        4,941         (18,917)         15,004
Income tax provision..................    (4,148)         (537)      (1,842)              0          (6,527)
                                        --------    ----------      -------        --------      ----------
Net income............................  $  8,477    $   15,818      $ 3,099        $(18,917)     $    8,477
                                        ========    ==========      =======        ========      ==========

     The supplemental condensed consolidating statement of cash flows for the twelve months ended December 31, 2000 (in thousands):

                                         ALLIED     GUARANTOR     NONGUARANTOR
                                        HOLDINGS   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        --------   ------------   -------------   ------------   ------------
Cash flows from operating activities:
  Net (loss) income...................  $ (6,301)    $(15,386)      $  5,400        $ 9,986        $ (6,301)
                                        --------     --------       --------        -------        --------
  Adjustments to reconcile net (loss)
     income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization....     1,208       60,647            369              0          62,224
     Deferred income taxes............    (5,463)      (2,374)          (582)             0          (8,419)
     Compensation expense related to
       stock options and grants.......       803            0              0              0             803
     Equity in (earnings) loss of
       joint venture..................         0       (5,173)           107              0          (5,066)
     Equity in net loss of
       subsidiaries...................     9,986            0              0         (9,986)              0
     Amortization of Teamsters Union
       signing bonus..................         0        2,490              0              0           2,490

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                                         ALLIED     GUARANTOR     NONGUARANTOR
                                        HOLDINGS   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        --------   ------------   -------------   ------------   ------------
     Change in operating assets and
       liabilities:
       Receivables, net of allowance
          for doubtful accounts.......  $   (791)    $  8,506       $    481        $     0        $  8,196
       Inventories....................         0          497              0              0             497
       Prepayments and other current
          assets......................      (363)       5,139         (2,060)             0           2,716
       Trade accounts payable.........     1,245          398            413              0           2,056
       Intercompany receivables and
          (payables), net.............     1,511       (1,709)           198              0               0
       Accrued liabilities............     7,187      (24,575)         4,730              0         (12,658)
                                        --------     --------       --------        -------        --------
          Total adjustments...........    15,323       43,846          3,656         (9,986)         52,839
                                        --------     --------       --------        -------        --------
          Net cash provided by
            operating activities......     9,022       28,460          9,056              0          46,538
                                        --------     --------       --------        -------        --------
Cash flows from investing activities:
  Purchases of property and
     equipment........................    (2,037)     (29,122)        (1,373)             0         (32,532)
  Intercompany sale of property and
     equipment........................   (15,372)      15,372              0              0               0
  Proceeds from sale of property and
     equipment........................         0        1,234              0              0           1,234
  Purchase of business, net of cash
     acquired.........................         0       (8,352)             0              0          (8,352)
  Investment in joint ventures........         0         (616)             0              0            (616)
  Cash received from joint ventures...         0        1,509              0              0           1,509
  Return of capital...................    11,999      (11,999)             0              0               0
  Intercompany dividend received
     (paid)...........................     6,585       (6,585)             0              0               0
  Increase in short-term
     investments......................         0            0        (15,567)             0         (15,567)
  Increase in cash surrender value of
     life insurance...................    (9,264)       8,723              0              0            (541)
                                        --------     --------       --------        -------        --------
          Net cash used in investing
            activities................    (8,089)     (29,836)       (16,940)             0         (54,865)
                                        --------     --------       --------        -------        --------
Cash flows from financing activities:
  (Repayment of) proceeds from
     long-term debt, net..............    (5,572)         271              0              0          (5,301)
  Proceeds from issuance of common
     stock............................       750            0              0              0             750
  Repurchase of common stock..........      (521)           0              0              0            (521)
  Other, net..........................     1,345          166            966              0           2,477
                                        --------     --------       --------        -------        --------
          Net cash (used in) provided
            by financing activities...    (3,998)         437            966              0          (2,595)
                                        --------     --------       --------        -------        --------
Effect of exchange rate changes on
  cash and cash equivalents...........         0         (177)          (512)             0            (689)
                                        --------     --------       --------        -------        --------
Net decrease in cash and cash
  equivalents.........................    (3,065)      (1,116)        (7,430)             0         (11,611)
Cash and cash equivalents at beginning
  of year.............................     1,852        3,179          8,953              0          13,984
                                        --------     --------       --------        -------        --------
Cash and cash equivalents at end of
  year................................  $ (1,213)    $  2,063       $  1,523        $     0        $  2,373
                                        ========     ========       ========        =======        ========

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The supplemental condensed consolidating statement of cash flows for the twelve months ended December 31, 1999 (in thousands):

                                          ALLIED     GUARANTOR     NONGUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)....................  $  1,549     $ (5,546)      $  4,214       $ 1,332        $  1,549
                                         --------     --------       --------       -------        --------
  Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization.....       256       58,070            321             0          58,647
     Deferred income taxes.............     3,026       (2,308)             0             0             718
     Compensation expense related to
       stock options and grants........        33            0              0             0              33
     Equity in (earnings) loss of joint
       venture.........................         0       (2,059)           326             0          (1,733)
     Equity in net loss of
       subsidiaries....................     1,332            0              0        (1,332)              0
     Payment of Teamsters Union signing
       bonus...........................         0       (8,298)             0             0          (8,298)
     Change in operating assets and
       liabilities:
       Receivables, net of allowance
          for doubtful accounts........        (6)     (15,361)          (756)            0         (16,123)
       Inventories.....................         0       (1,090)             0             0          (1,090)
       Prepayments and other current
          assets.......................    (1,472)      (2,157)           527             0          (3,102)
       Trade accounts payable..........      (151)         827           (317)            0             359
       Intercompany (payables) and
          receivables, net.............   (49,284)      48,600            684             0               0
       Accrued liabilities.............    (3,850)     (13,364)         6,375             0         (10,839)
                                         --------     --------       --------       -------        --------
          Total adjustments............   (50,116)      62,860          7,160        (1,332)         18,572
                                         --------     --------       --------       -------        --------
          Net cash (used in) provided
            by operating activities....   (48,567)      57,314         11,374             0          20,121
                                         --------     --------       --------       -------        --------
Cash flows from investing activities:
  Purchases of property and
     equipment.........................         0      (43,251)        (1,776)            0         (45,027)
  Proceeds from sale of property and
     equipment.........................         0        2,749              0             0           2,749
  Purchase of business, net of cash
     acquired..........................         0       (1,879)             0             0          (1,879)
  Investment in joint ventures.........         0         (306)             0             0            (306)
  Intercompany dividend (received)
     paid..............................     6,974       (6,974)             0             0               0
  Increase in short-term investments...         0            0        (21,002)            0         (21,002)
  Increase in cash surrender value of
     life insurance....................         0         (773)             0             0            (773)
                                         --------     --------       --------       -------        --------
          Net cash provided by (used
            in) investing activities...     6,974      (50,434)       (22,778)            0         (66,238)
                                         --------     --------       --------       -------        --------
Cash flows from financing activities:
  Proceeds from issuance of long-term
     debt, net.........................    40,000       (3,556)             0             0          36,444
  Proceeds from issuance of common
     stock.............................       763         (348)             0             0             415

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                                          ALLIED     GUARANTOR     NONGUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
  Repurchase of common stock...........  $   (186)    $      0       $      0       $     0        $   (186)
  Proceeds from exercise of stock
     options...........................        27            0              0             0              27
  Other, net...........................     1,946       (2,084)         1,109             0             971
                                         --------     --------       --------       -------        --------
          Net cash provided by (used
            in) financing activities...    42,550       (5,988)         1,109             0          37,671
                                         --------     --------       --------       -------        --------
Effect of exchange rate changes on cash
  and cash equivalents.................         0          438             15             0             453
                                         --------     --------       --------       -------        --------
Net (decrease) increase in cash and
  cash equivalents.....................       957        1,330        (10,280)            0          (7,993)
Cash and cash equivalents at beginning
  of year..............................       895        1,849         19,233             0          21,977
                                         --------     --------       --------       -------        --------
Cash and cash equivalents at end of
  year.................................  $  1,852     $  3,179       $  8,953       $     0        $ 13,984
                                         ========     ========       ========       =======        ========

     The supplemental condensed consolidating statement of cash flows for the twelve months ended December 31, 1998 (in thousands):

                                          ALLIED     GUARANTOR     NONGUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income...........................  $  8,477     $ 15,818       $  3,099       $(18,917)      $  8,477
                                         --------     --------       --------       --------       --------
  Adjustments to reconcile net income
     to net cash (used in) provided by
     operating activities:
     Depreciation and amortization.....       214       53,081              0              0         53,295
     Deferred income taxes.............     3,071       (1,219)             0              0          1,852
     Compensation expense related to
       stock options and grants........       291            0              0              0            291
     Equity in loss of joint venture...         0            0            470              0            470
     Equity in net income of
       subsidiaries....................   (18,917)           0              0         18,917              0
     Change in operating assets and
       liabilities:
       Receivables, net of allowance
          for doubtful accounts........        27      (32,125)         1,777              0        (30,321)
       Inventories.....................         0       (1,505)             0              0         (1,505)
       Prepayments and other current
          assets.......................       168        3,045           (829)             0          2,384
       Trade accounts payable..........      (863)       7,387           (158)             0          6,366
       Intercompany (payables) and
          receivables, net.............   (74,654)      73,903            751              0              0
       Accrued liabilities.............     6,512      (39,235)        16,972              0        (15,751)
                                         --------     --------       --------       --------       --------
          Total adjustments............   (84,151)      63,332         18,983         18,917         17,081
                                         --------     --------       --------       --------       --------
          Net cash (used in) provided
            by operating activities....   (75,674)      79,150         22,082              0         25,558
                                         --------     --------       --------       --------       --------
Cash flows from investing activities:
  Purchases of property and
     equipment.........................         0      (61,150)          (718)             0        (61,868)
  Proceeds from sale of property and
     equipment.........................         0          606              0              0            606

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                                          ALLIED     GUARANTOR     NONGUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
  Purchase of business, net of cash
     acquired..........................  $      0     $      0       $   (942)      $      0       $   (942)
  Investment in joint ventures.........         0            0        (11,920)             0        (11,920)
  Capital contribution.................                (10,829)        10,829              0              0
  Intercompany dividend (received)
     paid..............................     6,213       (6,213)             0              0              0
  Increase in short-term investments...         0            0         (3,783)             0         (3,783)
  Increase in cash surrender value of
     life insurance....................         0       (1,373)             0              0         (1,373)
                                         --------     --------       --------       --------       --------
          Net cash provided by (used
            in) investing activities...     6,213      (78,959)        (6,534)             0        (79,280)
                                         --------     --------       --------       --------       --------
Cash flows from financing activities:
  Proceeds from (repayment of)
     long-term debt, net...............    65,000       (2,141)             0              0         62,859
  Proceeds from exercise of stock
     options...........................        24            0              0              0             24
  Other, net...........................     1,402       (3,763)         4,974              0          2,613
                                         --------     --------       --------       --------       --------
          Net cash provided by (used
            in) financing activities...    66,426       (5,904)         4,974              0         65,496
                                         --------     --------       --------       --------       --------
Effect of exchange rate changes on cash
  and cash equivalents.................         0        1,179         (1,506)             0           (327)
                                         --------     --------       --------       --------       --------
Net (decrease) increase in cash and
  cash equivalents.....................    (3,035)      (4,534)        19,016              0         11,447
Cash and cash equivalents at beginning
  of year..............................     3,930        6,383            217              0         10,530
                                         --------     --------       --------       --------       --------
Cash and cash equivalents at end of
  year.................................  $    895     $  1,849       $ 19,233       $      0       $ 21,977
                                         ========     ========       ========       ========       ========

13. SUBSEQUENT EVENTS

     The Company anticipates recording an after-tax charge of approximately $3 million in the first quarter of 2001 related to executive severance and workforce reduction expenses.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Allied Holdings, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Allied Holdings, Inc.'s 2000 annual report to stockholders and this Form 10-K, and have issued our report thereon dated February 9, 2001. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          (/s/ OF ARTHUR ANDERSEN)

Atlanta, Georgia
February 9, 2001
(except with respect to the matter
discussed in the fourth paragraph under
the sub-heading Equity Investments
within Note 2 of the financial
statements referred to above, as to
which the date is April 13, 2001.)

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                     ADDITIONS
                                                        BALANCE AT   CHARGED TO                 BALANCE
                                                        BEGINNING    COSTS AND                  AT END
CLASSIFICATION                                          OF PERIOD     EXPENSES    DEDUCTIONS    OF YEAR
--------------                                          ----------   ----------   ----------    -------
                                                                        (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000:
  Allowance for doubtful accounts.....................    $1,508       $2,768       $(205)(a)   $4,071
YEAR ENDED DECEMBER 31, 1999:
  Allowance for doubtful accounts.....................     1,545          136        (173)(a)    1,508
YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful accounts.....................     2,078          201        (734)(a)    1,545

     (a) Write-off of uncollectable accounts.