Form 10-Q
period 2001-03-31
ALLIED HOLDINGS INC
filed 2001-05-14
CIK 909950

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 - For the transition period from        to
                                                               ------    ------

         Commission File Number:    0-22276

                             ALLIED HOLDINGS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                          GEORGIA                                                             58-0360550
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


Outstanding common stock, No par value at April 21, 2001................................................  8,229,218


               TOTAL NUMBER OF PAGES INCLUDED IN THIS REPORT: 23

                                     INDEX

                                     PART I

                             FINANCIAL INFORMATION


                                                                                                      PAGE
ITEM 1:           FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of  March 31, 2001 and
              December 31, 2000......................................................................  3

           Consolidated Statements of Operations for the Three
                  Month Periods Ended March 31, 2001 and 2000........................................  4

           Consolidated Statements of Cash Flows for the Three
              Month Periods Ended March 31, 2001 and 2000............................................  5

           Notes to Consolidated Financial Statements................................................  6


ITEM 2
           Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................................................... 17

ITEM 3
           Quantitative and Qualitative Disclosures about
              Market Risk............................................................................ 20


                                    PART II

                               OTHER INFORMATION


ITEM 6

          Exhibits and Reports on Form 8-K...........................................................22

          Signature Pages............................................................................23

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                MARCH 31             DECEMBER 31
                                                                                 2001                   2000
                                                                               -----------           ----------
                                                                               (UNAUDITED)
                                               ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                  $   7,869             $   2,373
     Short-term investments                                                        68,885                59,892
     Receivables, net of allowance for doubtful accounts                           97,874               114,266
     Inventories                                                                    7,099                 7,415
     Deferred tax assets                                                            9,616                10,191
     Prepayments and other current assets                                          18,712                19,355
                                                                                ---------             ---------
                          Total current assets                                    210,055               213,492
                                                                                ---------             ---------

PROPERTY AND EQUIPMENT, NET                                                       250,592               259,362
                                                                                ---------             ---------

OTHER ASSETS:
     Goodwill, net                                                                 93,075                95,159
     Other                                                                         44,961                42,526
                                                                                ---------             ---------
                          Total other assets                                      138,036               137,685
                                                                                ---------             ---------
                          Total assets                                          $ 598,683             $ 610,539
                                                                                =========             =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term debt                                       $ 148,170             $     109
     Trade accounts payable                                                        41,320                45,975
     Accrued liabilities                                                           90,469                79,487
                                                                               ---------             ---------
                          Total current liabilities                               279,959               125,571
                                                                                ---------             ---------

LONG-TERM DEBT, less current maturities                                           190,008               324,876
                                                                                ---------             ---------

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                                         9,768                 9,943
                                                                                ---------             ---------

DEFERRED INCOME TAXES                                                               7,885                21,414
                                                                                ---------             ---------

OTHER LONG-TERM LIABILITIES                                                        74,344                69,594
                                                                                ---------             ---------

STOCKHOLDERS' EQUITY:
     Common stock, no par value; 20,000 shares authorized, 8,210 and
                      8,187 shares outstanding at March 31,
                      2001 and December 31, 2000, respectively                          0                     0
     Additional paid-in capital                                                    46,144                45,990
     Retained earnings                                                              1,740                20,602
     Cumulative other comprehensive income, net of tax                            (10,458)               (6,744)
     Common stock in treasury, at cost, 139 shares at March 31,
                      2001 and December 31, 2000                                     (707)                 (707)
                                                                                ---------             ---------
                          Total stockholders' equity                               36,719                59,141
                                                                                ---------             ---------
                          Total liabilities and stockholders' equity            $ 598,683             $ 610,539
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

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   FOR THE THREE MONTHS ENDED
                                                                           MARCH 31
                                                                ----------------------------------
                                                                   2001                   2000
                                                                (UNAUDITED)            (UNAUDITED)

REVENUES                                                          $218,179              $282,884
                                                                 ---------             ---------

OPERATING EXPENSES:
     Salaries, wages and fringe benefits                           131,717               154,838
     Operating supplies and expenses                                41,442                51,582
     Purchased transportation                                       23,296                27,153
     Insurance and claims                                           13,289                12,056
     Operating taxes and licenses                                    8,626                10,859
     Depreciation and amortization                                  15,024                15,242
     Rents                                                           2,070                 2,326
     Communications and utilities                                    2,038                 2,209
     Other operating expenses                                        3,856                 2,658
                                                                 ---------             ---------
               Total operating expenses                            241,358               278,923
                                                                 ---------             ---------
               Operating (loss) income                             (23,179)                3,961
                                                                 ---------             ---------

OTHER INCOME (EXPENSE):
     Equity in earnings of joint ventures, net of tax                1,209                   901
     Interest expense                                               (8,466)               (8,401)
     Interest income                                                   964                 1,320
                                                                 ---------             ---------
                                                                    (6,293)               (6,180)
                                                                 ---------             ---------

LOSS BEFORE INCOME TAXES                                           (29,472)               (2,219)

INCOME TAX  BENEFIT                                                 10,610                 1,184
                                                                 ---------             ---------

NET LOSS                                                         $ (18,862)            $  (1,035)
                                                                 =========             =========



PER COMMON SHARE - BASIC AND DILUTED                             $   (2.35)            $   (0.13)
                                                                 =========             =========

COMMON SHARES OUTSTANDING - BASIC AND DILUTED                        8,020                 7,898
                                                                 =========             =========


 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                 FOR THE THREE MONTHS ENDED
                                                                                                          MARCH 31
                                                                                              -------------------------------
                                                                                                 2001                 2000
                                                                                              ----------           ----------
                                                                                              (UNAUDITED)          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                                             $(18,862)            $ (1,035)
                                                                                                --------             --------
           Adjustments to reconcile net loss to net cash provided by operating activities:
                        Depreciation and amortization                                             15,024               15,242
                        (Gain) loss on sale of property and equipment                               (168)                 103
                        Deferred income taxes                                                    (10,593)                (374)
                        Compensation expense related to stock options and grants                      69                  237
                        Equity in earnings of joint ventures                                      (1,209)                (901)
                        Amortization of Teamsters Union signing bonus                                600                  606
                        Change in operating assets and liabilities excluding
                          effect of businesses acquired:
                             Receivables, net of allowance for doubtful accounts                  15,161               (8,007)
                             Inventories                                                             232                    5
                             Prepayments and other current assets                                    504               (4,059)
                             Trade accounts payable                                               (4,348)                (215)
                             Accrued liabilities                                                  15,856                8,553
                                                                                                --------             --------
                                           Total adjustments                                      31,128               11,190
                                                                                                --------             --------
                                           Net cash provided by operating activities              12,266               10,155
                                                                                                --------             --------


CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property and equipment                                                    (7,579)              (3,241)
           Proceeds from sale of property and equipment                                              436                   44
           Purchase of business, net of cash acquired                                                  0               (8,185)
           Investment in joint ventures                                                             (464)                   0
           Increase in short-term investments                                                     (8,993)              (9,267)
           Increase in the cash surrender value of life insurance                                   (120)                (120)
                                                                                                --------             --------
                                           Net cash used in investing activities                 (16,720)             (20,769)
                                                                                                --------             --------


CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from (repayments of) issuance of long-term debt, net                          13,193                  (79)
           Proceeds from issuance of common stock                                                     85                  218
           Repurchase of common stock                                                                  0                 (282)
           Other, net                                                                             (2,260)               1,653
                                                                                                --------             --------
                                           Net cash provided by financing activities              11,018                1,510
                                                                                                --------             --------


EFFECT OF EXCHANGE RATE CHANGES ON CASH
           AND CASH EQUIVALENTS                                                                   (1,068)                (545)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               5,496               (9,649)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     2,373               13,984
                                                                                                --------             --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $  7,869             $  4,335
                                                                                                ========             ========


 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)


Note 1.  Basis of Presentation

         The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the "Company") included in the Company's 2000 Annual Report on Form 10-K.

Note 2.  Long-Term Debt and Supplemental Guarantor Information

         On September 30, 1997, the Company issued $150 million of 8 5/8% senior notes (the "Notes") through a private placement. Subsequently, the senior notes were registered with the Securities and Exchange Commission. The net proceeds from the Notes were used to fund the acquisition of Ryder Automotive Carrier Services, Inc. and RC Management Corp., pay related fees and expenses, and reduce outstanding indebtedness. The Company's obligations under the Notes are guaranteed by substantially all of the subsidiaries of the Company (the "Guarantor Subsidiaries"). Haul Insurance Ltd., Arrendadora de Equipo Para el Transporte de Automoviles, S. de R.L. de C.V., Axis Logistica, S. de R.L. de C.V. and Axis Netherlands C.V. do not guarantee the Company's obligations under the Notes (the "Nonguarantor Subsidiaries"). The following condensed consolidating balance sheets, statements of operations and statements of cash flows present the financial statements of the parent company, and the combined financial statements of the Guarantor Subsidiaries and Nonguarantor subsidiaries. The Guarantors are jointly and severally liable for the Company's obligations under the Notes and there are no restrictions on the ability of the Guarantors to make distributions to the Company.

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2001
                                 IN THOUSANDS


                                                                  ALLIED      GUARANTOR    NONGUARANTOR
                                                                 HOLDINGS    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                 ---------   ------------  ------------  ------------  ------------
CURRENT ASSETS:
     Cash and cash equivalents                                   $      76     $   3,926     $  3,867     $      --     $   7,869
     Short-term investments                                             --            --       68,885            --        68,885
     Receivables, net of allowance for doubtful accounts                33        94,112        3,729            --        97,874
     Inventories                                                        --         7,099           --            --         7,099
     Deferred tax asset - current                                    8,009         1,025          582            --         9,616
     Prepayments and other current assets                            1,873        16,458          381            --        18,712
                                                                 ---------     ---------     --------     ---------     ---------
                   Total current assets                              9,991       122,620       77,444            --       210,055
                                                                 ---------     ---------     --------     ---------     ---------

PROPERTY AND EQUIPMENT, NET                                         14,973       231,884        3,735            --       250,592

OTHER ASSETS:
     Goodwill, net                                                   1,603        91,472           --            --        93,075
     Other                                                          15,503        19,279       10,179            --        44,961
     Deferred tax asset - noncurrent                                18,357            --           --       (18,357)           --
     Intercompany receivables                                      274,149            --           --      (274,149)           --
     Investment in subsidiaries                                     52,800        14,325           --       (67,125)           --
                                                                 ---------     ---------     --------     ---------     ---------
                   Total other assets                              362,412       125,076       10,179      (359,631)      138,036
                                                                 ---------     ---------     --------     ---------     ---------
                   Total assets                                  $ 387,376     $ 479,580     $ 91,358     $(359,631)    $ 598,683
                                                                 =========     =========     ========     =========     =========


CURRENT LIABILITIES:
     Current maturities of long-term debt                        $ 148,103     $      67     $     --     $      --     $ 148,170
     Trade accounts payable                                          1,650        37,737        1,933            --        41,320
     Intercompany payables                                              --       270,508        3,641      (274,149)           --
     Accrued liabilities                                            10,904        66,202       13,363            --        90,469
                                                                 ---------     ---------     --------     ---------     ---------
                   Total current liabilities                       160,657       374,514       18,937      (274,149)      279,959
                                                                 ---------     ---------     --------     ---------     ---------

LONG-TERM DEBT, LESS CURRENT MATURITIES                            190,000             8           --            --       190,008

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                             --         9,768           --            --         9,768

DEFERRED INCOME TAXES                                                   --        26,242           --       (18,357)        7,885

OTHER LONG-TERM LIABILITIES                                             --        34,968       39,376            --        74,344

STOCKHOLDERS' EQUITY:
     Common stock, no par value                                         --            --           --            --            --
     Additional paid-in capital                                     46,144        89,000       14,279      (103,279)       46,144
     Retained earnings                                               1,740       (42,246)      21,379        20,867         1,740
     Cumulative other comprehensive income, net of tax             (10,458)      (12,674)      (2,613)       15,287       (10,458)
     Treasury stock                                                   (707)           --           --            --          (707)
                                                                 ---------     ---------     --------     ---------     ---------
                   Total stockholders' equity                       36,719        34,080       33,045       (67,125)       36,719
                                                                 ---------     ---------     --------     ---------     ---------
                   Total liabilities and stockholders' equity    $ 387,376     $ 479,580     $ 91,358     $(359,631)    $ 598,683
                                                                 =========     =========     ========     =========     =========

            SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            DECEMBER 31, 2000
                               In Thousands




                                                           ALLIED      GUARANTOR    NONGUARANTOR
                                                          HOLDINGS    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                          ---------   ------------  ------------  ------------  ------------
CURRENT ASSETS:
   Cash and cash equivalents                              $  (1,213)    $   2,063     $  1,523     $      --     $   2,373
   Short-term investments                                        --            --       59,892            --        59,892
   Receivables, net of allowance for doubtful accounts          805       112,876          585            --       114,266
   Inventories                                                   --         7,415           --            --         7,415
   Deferred tax asset - current                               8,009         1,600          582            --        10,191
   Prepayments and other current assets                       1,974        15,007        2,374            --        19,355
                                                          ---------     ---------     --------     ---------     ---------
            Total current assets                              9,575       138,961       64,956            --       213,492
                                                          ---------     ---------     --------     ---------     ---------

PROPERTY AND EQUIPMENT, NET                                  16,319       239,866        3,177            --       259,362

OTHER ASSETS:
   Goodwill, net                                              1,633        93,526           --            --        95,159
   Other                                                     15,732        16,372       10,422            --        42,526
   Deferred tax asset - noncurrent                           17,585            --           --       (17,585)           --
   Intercompany receivables                                 260,850            --           --      (260,850)           --
   Investment in subsidiaries                                80,057        14,072           --       (94,129)           --
                                                          ---------     ---------     --------     ---------     ---------
            Total other assets                              375,857       123,970       10,422      (372,564)      137,685
                                                          ---------     ---------     --------     ---------     ---------
            Total assets                                  $ 401,751     $ 502,797     $ 78,555     $(372,564)    $ 610,539
                                                          =========     =========     ========     =========     =========


CURRENT LIABILITIES:
   Current maturities of long-term debt                   $      --     $     109     $     --     $      --     $     109
   Trade accounts payable                                     1,590        43,475          910            --        45,975
   Intercompany payables                                         --       259,268        1,582      (260,850)           --
   Accrued liabilities                                       16,592        51,684       11,211            --        79,487
                                                          ---------     ---------     --------     ---------     ---------
            Total current liabilities                        18,182       354,536       13,703      (260,850)      125,571
                                                          ---------     ---------     --------     ---------     ---------

LONG-TERM DEBT, LESS CURRENT MATURITIES                     324,428           448           --            --       324,876

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS                      --         9,943           --            --         9,943

DEFERRED INCOME TAXES                                            --        38,999           --       (17,585)       21,414

OTHER LONG-TERM LIABILITIES                                      --        36,660       32,934            --        69,594

STOCKHOLDERS' EQUITY:
   Common stock, no par value                                    --            --           --            --            --
   Additional paid-in capital                                45,990        81,180       13,612       (94,792)       45,990
   Retained earnings                                         20,602       (10,171)      20,309       (10,138)       20,602
   Cumulative other comprehensive income, net of tax         (6,744)       (8,798)      (2,003)       10,801        (6,744)
   Treasury stock                                              (707)           --           --            --          (707)
                                                          ---------     ---------     --------     ---------     ---------
            Total stockholders' equity                       59,141        62,211       31,918       (94,129)       59,141
                                                          ---------     ---------     --------     ---------     ---------
            Total liabilities and stockholders' equity    $ 401,751     $ 502,797     $ 78,555     $(372,564)    $ 610,539
                                                          =========     =========     ========     =========     =========

              SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT
                       THREE MONTHS ENDED MARCH 31, 2001
                                 IN THOUSANDS


                                                                 ALLIED      GUARANTOR     NONGUARANTOR
                                                                HOLDINGS    SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                --------    ------------   ------------  ------------  ------------

REVENUES                                                        $     --      $ 217,776      $  9,495      $ (9,092)     $ 218,179
                                                                --------      ---------      --------      --------      ---------

OPERATING EXPENSES:
    Salaries, wages and fringe benefits                            5,121        126,596            --            --        131,717
    Operating supplies and expenses                                  903         40,536             3            --         41,442
    Purchased transportation                                          --         23,296            --            --         23,296
    Insurance and claims                                              --         13,802         8,579        (9,092)        13,289
    Operating taxes and licenses                                      47          8,579            --            --          8,626
    Depreciation and amortization                                    847         14,010           167            --         15,024
    Rents                                                            532          1,538            --            --          2,070
    Communications and utilities                                      14          2,024            --            --          2,038
    Other operating expenses                                        (715)         4,531            40            --          3,856
                                                                --------      ---------      --------      --------      ---------
              Total operating expenses                             6,749        234,912         8,789        (9,092)       241,358
                                                                --------      ---------      --------      --------      ---------
              Operating (loss) income                             (6,749)       (17,136)          706            --        (23,179)
                                                                --------      ---------      --------      --------      ---------

OTHER INCOME (EXPENSE):
    Equity in earnings (loss) of joint ventures, net of tax           --          1,219           (10)           --          1,209
    Interest expense                                              (8,023)        (8,059)          (40)        7,656         (8,466)
    Interest income                                                7,710             63           847        (7,656)           964
    Intercompany dividends                                           251           (251)           --            --             --
    Equity in net loss of subsidiaries                           (22,879)            --            --        22,879             --
                                                                --------      ---------      --------      --------      ---------
                                                                 (22,941)        (7,028)          797        22,879         (6,293)
                                                                --------      ---------      --------      --------      ---------
(LOSS) INCOME BEFORE INCOME TAXES                                (29,690)       (24,164)        1,503        22,879        (29,472)

INCOME TAX BENEFIT (PROVISION)                                    10,828            216          (434)           --         10,610
                                                                --------      ---------      --------      --------      ---------

NET (LOSS) INCOME                                               $(18,862)     $ (23,948)     $  1,069      $ 22,879      $ (18,862)
                                                                ========      =========      ========      ========      =========


              SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT
                       THREE MONTHS ENDED MARCH 31, 2000
                                 IN THOUSANDS


                                                                 ALLIED      GUARANTOR     NONGUARANTOR
                                                                HOLDINGS    SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                --------    ------------   ------------  ------------  ------------


REVENUES                                                        $ 1,242      $ 281,472      $ 9,626      $(9,456)     $ 282,884
                                                                -------      ---------      -------      -------      ---------

OPERATING EXPENSES:
    Salaries, wages and fringe benefits                           1,658        153,180           --           --        154,838
    Operating supplies and expenses                                 375         51,195           12           --         51,582
    Purchased transportation                                         --         27,153           --           --         27,153
    Insurance and claims                                             --         12,374        7,896       (8,214)        12,056
    Operating taxes and licenses                                      3         10,856           --           --         10,859
    Depreciation and amortization                                    30         14,843          369           --         15,242
    Rents                                                            20          2,306           --           --          2,326
    Communications and utilities                                      7          2,202           --           --          2,209
    Other operating expenses                                        732          3,043          125       (1,242)         2,658
                                                                -------      ---------      -------      -------      ---------
              Total operating expenses                            2,825        277,152        8,402       (9,456)       278,923
                                                                -------      ---------      -------      -------      ---------
              Operating (loss) income                            (1,583)         4,320        1,224           --          3,961
                                                                -------      ---------      -------      -------      ---------

OTHER INCOME (EXPENSE):
    Equity in earnings (loss) of joint ventures, net of tax          --            999          (98)          --            901
    Interest expense                                             (7,416)        (8,660)         (28)       7,703         (8,401)
    Interest income                                               7,702             86        1,235       (7,703)         1,320
    Equity in net loss of subsidiaries                           (1,460)            --           --        1,460             --
                                                                -------      ---------      -------      -------      ---------
                                                                 (1,174)        (7,575)       1,109        1,460         (6,180)
                                                                -------      ---------      -------      -------      ---------
(LOSS) INCOME BEFORE INCOME TAXES                                (2,757)        (3,255)       2,333        1,460         (2,219)

INCOME TAX BENEFIT (PROVISION)                                    1,722            116         (654)          --          1,184
                                                                -------      ---------      -------      -------      ---------

NET (LOSS) INCOME                                               $(1,035)     $  (3,139)     $ 1,679      $ 1,460      $  (1,035)
                                                                =======      =========      =======      =======      =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 2001
                                 IN THOUSANDS


                                                                            ALLIED    GUARANTOR   NONGUARANTOR ELIMINA-    CONSO-
                                                                           HOLDINGS  SUBSIDIARIES SUBSIDIARIES  TIONS      LIDATED
                                                                           --------  ------------ ------------ --------    -------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                                      $(18,862)   $(23,948)   $  1,069    $ 22,879    $(18,862)
                                                                           --------    --------    --------    --------    --------
    Adjustments to reconcile net (loss) income to net cash (used in)
    provided by operating activities:
          Depreciation and amortization                                         847      14,010         167          --      15,024
          Gain on sale of property and equipment                                 --        (168)         --          --        (168)
          Deferred income taxes                                                  --     (10,593)         --          --     (10,593)
          Compensation expense related to stock options and grants               69          --          --          --          69
          Equity in (earnings) loss of joint ventures                            --      (1,219)         10          --      (1,209)
          Equity in net loss of subsidiaries                                 22,879          --          --     (22,879)         --
          Amortization of Teamsters Union signing bonus                          --         600          --          --         600
          Change in operating assets and liabilities:
                Receivables, net of allowance for doubtful accounts             772      17,533      (3,144)         --      15,161
                Inventories                                                      --         232          --          --         232
                Prepayments and other current assets                            101      (1,590)      1,993          --         504
                Intercompany receivables and payables                       (13,299)     11,240       2,059          --          --
                Trade accounts payable                                           60      (5,431)      1,023          --      (4,348)
                Accrued liabilities                                          (5,096)     12,358       8,594          --      15,856
                                                                           --------    --------    --------    --------    --------
                     Total adjustments                                        6,333      36,972      10,702     (22,879)     31,128
                                                                           --------    --------    --------    --------    --------
                     Net cash (used in) provided by operating activities    (12,529)     13,024      11,771          --      12,266
                                                                           --------    --------    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                         (63)     (6,907)       (609)         --      (7,579)
    Proceeds from sale of property and equipment                                 --         436          --          --         436
    Investment in joint ventures                                                 --          --        (464)         --        (464)
    Intercompany dividend received (paid)                                       251        (251)         --          --          --
    Increase in short-term investments                                           --          --      (8,993)         --      (8,993)
    Increase in cash surrender value of life insurance                         (120)         --          --          --        (120)
                                                                           --------    --------    --------    --------    --------
                     Net cash provided by (used in) investing activities         68      (6,722)    (10,066)         --     (16,720)
                                                                           --------    --------    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (repayment of) long-term debt, net                         13,675        (482)         --          --      13,193
    Proceeds from issuance of common stock                                       85          --          --          --          85
    Other, net                                                                  (10)     (3,499)      1,249          --      (2,260)
                                                                           --------    --------    --------    --------    --------
                     Net cash provided by (used in) financing activities     13,750      (3,981)      1,249          --      11,018
                                                                           --------    --------    --------    --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS                                                                 --        (458)       (610)         --      (1,068)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     1,289       1,863       2,344          --       5,496

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               (1,213)      2,063       1,523          --       2,373
                                                                           --------    --------    --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $     76    $  3,926    $  3,867    $     --    $  7,869
                                                                           ========    ========    ========    ========    ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 2000
                                  IN THOUSANDS


                                                                            ALLIED    GUARANTOR   NONGUARANTOR ELIMINA-    CONSO-
                                                                           HOLDINGS  SUBSIDIARIES SUBSIDIARIES  TIONS      LIDATED
                                                                           --------  ------------ ------------ --------    -------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                                         $(1,035)   $ (3,139)   $  1,679    $ 1,460    $ (1,035)
                                                                            -------    --------    --------    -------    --------
  Adjustments to reconcile net (loss) income to net cash (used in)
  provided by operating activities:
        Depreciation and amortization                                            30      14,843         369         --      15,242
        Loss on sale of property and equipment                                   --         103          --         --         103
        Deferred income taxes                                                   (32)       (342)         --         --        (374)
        Compensation expense related to stock options and grants                237          --          --         --         237
        Equity in earnings (loss) of joint ventures                              --        (999)         98         --        (901)
        Equity in net loss of subsidiaries                                    1,460          --          --     (1,460)         --
        Amortization of Teamsters Union signing bonus                            --         606          --         --         606
        Change in operating assets and liabilities:
              Receivables, net of allowance for doubtful accounts                 7      (7,192)       (822)        --      (8,007)
              Inventories                                                        --           5          --         --           5
              Prepayments and other current assets                             (276)     (3,700)        (83)        --      (4,059)
              Trade accounts payable                                             99         (87)       (227)        --        (215)
              Intercompany payables                                          (3,276)      3,226          50         --          --
              Accrued liabilities                                             1,244       4,583       2,726         --       8,553
                                                                            -------    --------    --------    -------    --------
                      Total adjustments                                        (507)     11,046       2,111     (1,460)     11,190
                                                                            -------    --------    --------    -------    --------
                      Net cash (used in) provided by operating activities    (1,542)      7,907       3,790         --      10,155
                                                                            -------    --------    --------    -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            --      (1,868)     (1,373)        --      (3,241)
  Proceeds from sale of property and equipment                                   --          44          --         --          44
  Purchase of business, net of cash acquired                                     --      (8,185)         --         --      (8,185)
  Intercompany dividend received (paid)                                          47         (47)         --         --          --
  Increase in short-term investments                                             --          --      (9,267)        --      (9,267)
  Increase in cash surrender value of life insurance                             --        (120)         --         --        (120)
                                                                            -------    --------    --------    -------    --------
                    Net cash provided by (used in) investing activities          47     (10,176)    (10,640)        --     (20,769)
                                                                            -------    --------    --------    -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt, net                                               --         (79)         --         --         (79)
  Proceeds from issuance of common stock                                        218          --          --         --         218
  Repurchase of common stock                                                   (282)         --          --         --        (282)
  Other, net                                                                    (12)        251       1,414         --       1,653
                                                                            -------    --------    --------    -------    --------
                    Net cash (used in) provided by financing activities         (76)        172       1,414         --       1,510
                                                                            -------    --------    --------    -------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
CASH EQUIVALENTS                                                                 --        (244)       (301)        --        (545)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (1,571)     (2,341)     (5,737)        --      (9,649)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                1,852       3,179       8,953         --      13,984
                                                                            -------    --------    --------    -------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   281    $    838    $  3,216    $    --    $  4,335
                                                                            =======    ========    ========    =======    ========

Note 3.  Comprehensive Income

         The Company had a comprehensive loss of $22.6 million in the first quarter of 2001 versus a comprehensive loss of $1.5 million in the first quarter of 2000. The difference between comprehensive loss and net loss is the foreign currency translation adjustment, net of income taxes.

Note 4.  Accounting for Derivative Instruments and Hedging Activities

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, the statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         From time to time, the Company enters into future contracts to manage the risk associated with changes in fuel prices. Gains and losses from fuel hedging contracts are recognized as part of fuel expense when the Company uses the underlying fuel being hedged. The Company does not enter into fuel hedging contracts for speculative purposes. At March 31, 2001, the Company did not have any outstanding fuel hedging contracts or other derivative instruments that fall under the provisions of SFAS No. 133. The Company will adopt SFAS No. 133 prior to entering into additional future fuel hedging contracts, and does not expect it to have a material impact on its financial position or results of operations.

Note 5.  Workforce Reduction Expense

         During 2000, the Company recorded a pre-tax $2.5 million workforce reduction charge related to terminating approximately 100 employees. During 2000, severance payments amounted to approximately $0.9 million. During the first quarter of 2001, the Company recorded a pre-tax workforce reduction charge of $5.0 million related to terminating approximately 65 employees and severance payments amounted to approximately $1.9 million. At March 31, 2001, approximately $4.7 million is outstanding and included in accrued liabilities.

Note 6.  Segment Reporting

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




                                                                Three Months Ended March 31,
                                                               -----------------------------
                                                                 2001                2000
                                                               ---------           ---------

                   Revenues--unaffiliated customers:
                   Allied Automotive Group                     $ 212,024           $ 276,983
                   Axis Group                                      6,155               5,893
                   Corporate/other                                    --                   8
                                                               ---------           ---------
                                          Total                $ 218,179           $ 282,884
                                                               =========           =========
                   Depreciation and amortization:
                   Allied Automotive Group                     $  13,283           $  13,274
                   Axis Group                                        894                 628
                   Corporate/other                                   847               1,340
                                                               ---------           ---------
                                          Total                $  15,024           $  15,242
                                                               =========           =========

                   Operating profit (loss):
                   Allied Automotive Group                     $ (16,129)          $   7,166
                   Axis Group                                       (452)               (303)
                   Corporate/other                                (6,598)             (2,902)
                                                               ---------           ---------
                                          Total                  (23,179)              3,961

                   Reconciling items:
                   Equity income in joint ventures             $   1,209           $     901
                   Interest expense                               (8,466)             (8,401)
                   Interest income                                   964               1,320
                                                               ---------           ---------
                   (Loss) income before income taxes           $ (29,472)          $  (2,219)
                                                               =========           =========

                   Capital expenditures:
                   Allied Automotive Group                     $   6,988           $   1,723
                   Axis Group                                        524                 444
                   Corporate/other                                    67               1,074
                                                               ---------           ---------
                                                               $   7,579           $   3,241
                                                               =========           =========

                                                               March 31,         December 31,
                                                                  2001               2000
                                                               ---------         -----------
          Total assets:
          Allied Automotive Group                             $  419,735         $  437,945
          Axis Group                                              60,929             64,869
          Corporate/other                                        118,019            107,725
                                                              ----------         ----------
                                 Total                        $  598,683         $  610,539
                                                              ==========         ==========


         Geographic financial information for 2001 and 2000 is as follows (in thousands):


                                                               Three Months Ended March 31,
                                                              ------------------------------
                                                                 2001               2000
                                                              -----------        -----------
          Revenues:
          United States                                       $   181,298        $   234,938
          Canada                                                   36,881             47,946
                                                              -----------        -----------
                                                              $   218,179        $   282,884
                                                              ===========        ===========


         Revenues are attributed to the respective countries based on the location of the origination terminal.

Note 7.  Equity Investments

         Axis Group has entered into three joint ventures for the purpose of managing the distribution of vehicles in the United Kingdom and Brazil. Axis Group initially invested $10,395,000 in the ventures. The Company is accounting for the investments under the equity method of accounting with its share of the ventures' earnings or loss reflected as equity in earnings (loss) of joint ventures in the consolidated statements of operations. The related equity investments are included in other assets in the accompanying consolidated balance sheets.

         Equity in earnings for these joint ventures is recorded net of income taxes in the consolidated statements of operations by the Company. Income taxes related to the joint ventures for the periods ended March 31, 2001, and 2000 were $517,000 and $388,000, respectively.

         The majority of the Company's equity in earnings of joint ventures in 2001 was derived from its joint venture in the United Kingdom, Ansa Logistics Limited. Summarized financial information of Ansa Logistics Limited for the periods ended March 31, 2001 and 2000 (in thousands):



                                                                             March 31,          December 31,
                                                                               2001                 2000
                                                                             ---------          ------------

          Current assets                                                      $ 34,098             $34,799
          Other assets                                                           3,762               5,019
                                                                              --------             -------
                       Total assets                                           $ 37,860             $39,818
                                                                              ========             =======

          Current liabilities                                                 $ 26,371             $32,194
                                                                              ========             =======


                                                                              Three Months Ended March 31,
                                                                                2001               2000
                                                                              ---------------------------

          Revenues                                                            $28,371             $28,483
                                                                              =======             =======

          Operating income                                                    $ 3,738             $ 3,234
                                                                              =======             =======

          Income from continuing operations                                   $ 3,826             $ 3,234
                                                                              =======             =======

          Net income                                                          $ 2,372             $ 2,005
                                                                              =======             =======


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

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues were $218.2 million in the first quarter of 2001 versus revenues of $282.9 million in the first quarter of 2000, a decrease of 22.9%. The decrease in revenues was due to lower vehicle delivery volumes resulting from decreased new vehicle production and sales. New vehicle production in the United States and Canada in the first quarter of 2001 was at its lowest level since 1993 in a first quarter without labor disputes. Production for the Big Three automakers - all major customers of AAG - declined by 23 percent. The production cuts helped new vehicle inventories decline from 77 days at year-end to 63 days at the end of the first quarter. New vehicle inventories are now just slightly higher than the 61-day supply at the end of the first quarter in 2000.

         The Company experienced a net loss of $18.9 million in the first quarter of 2001 versus a net loss of $1.0 million in the first quarter of 2000. Basic and diluted loss per share in the first quarter of 2001 were $2.35 versus basic and diluted loss per share of $0.13 in the first quarter of 2000.

         Consolidated revenues were down $64.7 million, primarily due to the significant drop in volume. Vehicle deliveries declined 837,000 units, which translates into $75 million of revenue at an average revenue per unit. The Company estimates that the volume decline in the first quarter of 2001, at an average margin per unit, reduced net earnings by $15.4 million. Offsetting the impact on revenues from the volume decline was a 3.7% increase in AAG's revenue per unit from $86.54 to $89.71. Most of the increase in the revenue per unit was due to fuel surcharges that offset higher fuel costs during the quarter.

         Due to the significant volume decline, the Company has implemented a program to achieve a $25 million reduction in overhead expenses. During the first quarter of 2001, the Company recorded an after-tax charge of $3.2 million, or $0.40 per share, for severance and workforce reduction expenses relating to its overhead reduction program.

         The Company recently amended its revolving credit facility and its senior subordinated notes to avoid defaults relating to its financial covenants. The maturity date of the amended revolving credit facility has been accelerated from September 30, 2002 to January 31, 2002. The Company is engaged in discussions with a number of lenders to replace its revolving credit facility, and completion of the financing is anticipated by year-end. There can be no assurance acceptable financing can be obtained by January 31, 2002, which may have a material adverse effect on the Company. The Company expensed approximately $0.5 million, or $0.06 per share, of administrative costs related to the amendments during the first quarter of 2001.

         The following is a discussion of the changes in the Company's major expense categories:

         Salaries, wages and fringe benefits increased from 54.7% of revenues in the first quarter of 2000 to 60.4% of revenues in the first quarter of 2001. The increase was primarily due to severance charged to expense for $4.3 million that was part of the Company's workforce and overhead reduction program, as well as annual wage increases for remaining employees. In addition, the significant drop in vehicle deliveries caused operating inefficiencies which increased salaries, wages, and fringe benefits as a percentage of revenues.

         Operating supplies and expenses increased from 18.2% of revenues in the first quarter of 2000 to 19.0% of revenues in the first quarter of 2001. The increase was due primarily to inefficiencies related to the decline in vehicle deliveries, combined with increases in fuel prices.

         Purchased transportation increased from 9.6% of revenues in the first quarter of 2000 to 10.7% of revenues in the first quarter of 2001. The increase was due primarily to the increase in the mix of loads hauled by owner-operators versus Company drivers. The percentage of owner-operators increased in the first quarter of 2001 versus 2000 due to the fact that owner-operators generally have more seniority than Company drivers. As lay-offs are done based on seniority, the declining volumes have led to a greater percentage of idled Company trucks.

         Insurance and claims expense increased from 4.3% of revenues in the first quarter of 2000 to 6.1% of revenues in the first quarter of 2001. The increase was a result of an increase in cargo claims expense and costs related to higher auto, general liability and property insurance premiums that were unaffected by the decline in vehicles delivered.

         Depreciation and amortization increased from 5.4% of revenues in the first quarter of 2000 to 6.9% of revenues in the first quarter of 2001. Depreciation and amortization expense stayed relatively constant although revenues declined.

         Other operating expenses increased from 0.9% of revenues in the first quarter of 2000 to 1.8% of revenues in the first quarter of 2001. The increase was due primarily to severance and debt amendment related costs incurred in the first quarter of 2001.

         Equity in earnings of joint ventures, net of tax, increased from $0.9 million in the first quarter of 2000 to earnings of $1.2 million in the first quarter of 2001. The increase was due primarily to improved earnings from the Company's joint ventures in the United Kingdom.

         Interest expense increased from $8.4 million, or 3.0% of revenues, in the first quarter of 2000, to $8.5 million, or 3.9% of revenues, in the first quarter of 2001. The increase was due to slightly higher interest rates and higher debt levels in 2001 versus 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities totaled $12.3 million for the three months ended March 31, 2001 versus $10.2 million for the three months ended March 31, 2000. The improvement in cash provided from operations was due to a large decrease in the accounts receivable balance. In the first quarter of 2001, the accounts receivable balance decreased significantly, while in the first quarter of 2000 accounts receivable increased. The decrease in accounts receivable was primarily due to a re-organization of the revenue process, which increased cash collections, combined with the decrease in revenues related to declining volumes. The change in the receivables balance was offset by a decrease in the deferred tax liabilities due to the net loss in the first quarter of 2001.

         Net cash used in investing activities totaled $16.7 million for the three months ended March 31, 2001 versus $20.8 million for the three months ended March 31, 2000. The decrease was due primarily to the purchase of CT Group, a logistics services group, in March 2000 for $8.2 million. Capital expenditures were $7.6 million in the first quarter of 2001 versus $3.2 million in the first quarter of 2000. The increase is due to the timing of capital expenditures. In 2000, capital expenditures were weighted to the last half of the year and were $32.5 million. Planned capital expenditures have been reduced to $20-25 million in 2001. The Company plans to reduce capital expenditures due to the volume decline by taking rigs out of service rather than replacing them. The average age of active rigs in 2001 is comparable to 2000 as the number of active rigs declined from 5,085 rigs in the first quarter of 2000 versus 4,277 rigs in the first quarter of 2001.

         Net cash provided by financing activities totaled $11.0 million for the three months ended March 31, 2001 versus $1.5 million for the three months ended March 31, 2000. The increase was due to an increase in borrowings during 2001 as a result of the higher net loss.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

DISCLOSURES ABOUT MARKET RISKS

         The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in short-term investment prices, interest rates, fuel prices, and foreign currency exchange rates.

         SHORT-TERM INVESTMENTS - The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at March 31, 2001, which are recorded at a fair value of $68.9 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $6.9 million.

         INTEREST RATES - The Company primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. The majority of the Company's long-term debt obligations bear a fixed rate of interest. A one-percentage point increase in interest rates affecting the Company's floating rate long-term debt would reduce pre-tax income by $1.5 million over the next fiscal year. A one-percentage point change in interest rates would not have a material effect on the fair value of the Company's fixed rate long-term debt.

         FUEL PRICES - The Company is dependent on diesel fuel to operate its fleet of rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, changes in global demand, and global production. To reduce price risk caused by market fluctuations, the Company generally follows a policy of hedging a portion of its anticipated diesel fuel consumption. The instruments used are principally readily marketable exchange traded futures contracts, which are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of diesel fuel. Gains and losses resulting from fuel hedging transactions are recognized when the underlying fuel being hedged is used. A 10% increase in diesel fuel prices would reduce pre-tax income by $1.3 million over the next fiscal year.

         FOREIGN CURRENCY EXCHANGE RATES - Although the majority of the Company's operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investments in foreign subsidiaries translated into dollars using exchange rates at March 31, 2001, are $90.0 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $9.0 million. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

         CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS - This Quarterly Report on Form 10-Q contains, and from time to time the Company and its officers, directors or employees may make other forward-looking statements, including statements regarding, among other items, (i) the Company's plans, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company's management information systems, (iv) the Company's efforts to reduce costs, (v) the adequacy of the Company's sources of cash to finance its current and future operations and (vi) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. Without limiting the generality of the foregoing, the words "believe," "anticipate," "seek," "expect," "estimate," "intend," "plan," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from historical results or results expressed or implied by such forward-looking statements are the following: economic recessions or downturns in new vehicle production or sales; the highly competitive nature of the automotive distribution industry; dependence on the automotive industry; loss or reduction of revenues generated by the Company's major customers or the loss of any such customers; the variability of quarterly results and seasonality of the automotive distribution industry; the Company's highly leveraged financial position; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; increases in fuel prices; increased frequency and severity of work related accidents and workers' compensation claims; increased expenses due to layoffs of employees; changes in regulatory requirements which are applicable to the Company's business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; risks associated with doing business in foreign countries; problems related to information technology systems and computations that must be made by the Company or its customers and vendors in 2001 or beyond; and other risk factors set forth from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, this Quarterly Report on Form 10-Q. Many of these factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Quarterly Report or in any statement referencing the risk factors and other cautionary statements set forth in this Quarterly Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits: None

         (b)      Reports on Form 8-K: None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Allied Holdings, Inc.



May 14, 2001                        /s/ Robert J. Rutland
------------                        -------------------------------------------
  (Date)                            Robert J. Rutland
                                    on behalf of Registrant as
                                    Chairman and
                                    Chief Executive Officer


May 14, 2001                        /s/ Daniel H. Popky
------------                        -------------------------------------------
  (Date)                            Daniel H. Popky
                                    on behalf of Registrant as
                                    Senior Vice President, Finance
                                    and Chief Financial Officer