Form 10-Q
period 2001-06-30
ALLIED HOLDINGS INC
filed 2001-08-14
CIK 909950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 — For the quarterly period ended June 30, 2001

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 — For the transition period from _______________________ to _______________________

Commission File Number: 0-22276

ALLIED HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

GEORGIA	58-0360550

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 200, 160 Clairemont Avenue, Decatur, Georgia 30030

(Address of principal executive offices)

(404) 373-4285

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes         No

Outstanding common stock, No par value at July 31, 2001	8,242,851

TOTAL NUMBER OF PAGES INCLUDED IN THIS REPORT: 42

INDEX

PART I

FINANCIAL INFORMATION

		PAGE

ITEM 1:	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of June 30, 2001 and

	December 31, 2000	3

	Consolidated Statements of Operations for the Three and Six

	Month Periods Ended June 30, 2001 and 2000	4

	Consolidated Statements of Cash Flows for the Six

	Month Periods Ended June 30, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6

ITEM 2
	Management's Discussion and Analysis of Financial

	Condition and Results of Operations	18

ITEM 3
	Quantitative and Qualitative Disclosures about Market Risk	20

PART II

OTHER INFORMATION

ITEM 4
	Submission of Matters to a Vote of Security Holders	23

ITEM 5
	Other Information	23

ITEM 6
	Exhibits and Reports on Form 8-K	24

	Signature Page	25

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30	December 31
	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$13,434	$2,373

Short-term investments	62,482	59,892

Receivables, net of allowance for doubtful accounts	93,204	114,266

Inventories	6,984	7,415

Deferred tax assets	12,389	10,191

Prepayments and other current assets	20,964	19,355

Total current assets	209,457	213,492

PROPERTY AND EQUIPMENT, NET	245,703	259,362

OTHER ASSETS:

Goodwill, net	93,161	95,159

Other	43,693	42,526

Total other assets	136,854	137,685

Total assets	$592,014	$610,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current maturities of long-term debt	$146,744	$109

Trade accounts payable	41,879	45,975

Accrued liabilities	86,528	79,487

Total current liabilities	275,151	125,571

LONG-TERM DEBT, less current maturities	190,006	324,876

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	9,579	9,943

DEFERRED INCOME TAXES	8,927	21,414

OTHER LONG-TERM LIABILITIES	75,480	69,594

STOCKHOLDERS’ EQUITY:

Common stock, no par value; 20,000 shares authorized, 8,203 and 8,187 shares outstanding at June 30, 2001 and December 31, 2000, respectively	0	0

Additional paid-in capital	46,345	45,990

Retained (deficit) earnings	(3,976)	20,602

Cumulative other comprehensive income, net of tax	(8,791)	(6,744)

Common stock in treasury, at cost, 139 shares at June 30, 2001 and December 31, 2000	(707)	(707)

Total stockholders’ equity	32,871	59,141

Total liabilities and stockholders’ equity	$592,014	$610,539

The accompanying notes are an integral part of these consolidated balance sheets.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30

	2001	2000	2001	2000

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$250,195	$295,897	$468,374	$578,781

OPERATING EXPENSES:

Salaries, wages and fringe benefits	140,589	154,275	272,306	309,113

Operating supplies and expenses	38,330	48,302	79,772	99,884

Purchased transportation	28,666	29,301	51,962	56,454

Insurance and claims	13,768	13,087	27,057	25,143

Operating taxes and licenses	8,507	10,982	17,133	21,841

Depreciation and amortization	15,281	15,393	30,305	30,635

Rents	1,592	2,173	3,662	4,499

Communications and utilities	1,914	2,006	3,952	4,215

Other operating expenses	5,155	3,182	9,178	5,737

Total operating expenses	253,802	278,701	495,327	557,521

Operating (loss) income	(3,607)	17,196	(26,953)	21,260

OTHER INCOME (EXPENSE):

Equity in earnings of joint ventures, net of tax	1,330	1,798	2,539	2,699

Gain (loss) on sale of assets	2,576	91	2,743	(12)

Interest expense	(9,387)	(8,348)	(17,853)	(16,749)

Interest income	626	689	1,590	2,009

	(4,855)	(5,770)	(10,981)	(12,053)

LOSS (INCOME) BEFORE INCOME TAXES	(8,462)	11,426	(37,934)	9,207

INCOME TAX BENEFIT (EXPENSE)	2,746	(4,537)	13,356	(3,353)

NET (LOSS) INCOME	$(5,716)	$6,889	$(24,578)	$5,854

PER COMMON SHARE — BASIC AND DILUTED	$(0.71)	$0.87	$(3.04)	$0.74

COMMON SHARES OUTSTANDING:

BASIC	8,086	7,916	8,083	7,901

DILUTED	8,086	7,916	8,083	7,908

The accompanying notes are an integral part of these consolidated statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Six Months Ended
	June 30

	2001	2000

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(24,578)	$5,854

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	30,305	30,635

(Gain) loss on sale of property and equipment	(2,743)	12

Deferred income taxes	(13,356)	838

Compensation expense related to stock options and grants	138	408

Equity in earnings of joint ventures	(2,539)	(2,699)

Amortization of Teamsters Union signing bonus	1,202	1,238

Change in operating assets and liabilities excluding effect of businesses acquired:

Receivables, net of allowance for doubtful accounts	20,827	(4,289)

Inventories	415	42

Prepayments and other current assets	(1,635)	(3,117)

Trade accounts payable	(4,084)	(5,488)

Accrued liabilities	12,620	3,631

Total adjustments	41,150	21,211

Net cash provided by operating activities	16,572	27,065

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(16,942)	(9,079)

Proceeds from sale of property and equipment	4,745	112

Purchase of business, net of cash acquired	0	(8,185)

Investment in joint ventures	(464)	0

Increase in short-term investments	(2,590)	(11,918)

Increase in the cash surrender value of life insurance	(240)	(240)

Net cash used in investing activities	(15,491)	(29,310)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from (repayments of) issuance of long-term debt, net	11,765	(7,095)

Proceeds from issuance of common stock	217	422

Repurchase of common stock	0	(282)

Other, net	(573)	165

Net cash provided by (used in) financing activities	11,409	(6,790)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,429)	(641)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,061	(9,676)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,373	13,984

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,434	$4,308

The accompanying notes are an integral part of these consolidated statements.

Allied Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1.	Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the “Company”) included in the Company’s 2000 Annual Report on Form 10-K.

Note 2.	Long-Term Debt

On September 30, 1997, the Company issued $150 million of 8 5/8 % senior notes (the “Notes”) through a private placement. Subsequently, the senior notes were registered with the Securities and Exchange Commission. The net proceeds from the Notes were used to fund the acquisition of Ryder Automotive Carrier Services, Inc. and RC Management Corp., pay related fees and expenses, and reduce outstanding indebtedness. The Company’s obligations under the Notes are guaranteed by substantially all of the subsidiaries of the Company (the “Guarantor Subsidiaries”). Haul Insurance Ltd., Arrendadora de Equipo Para el Transporte de Automoviles, S. de R.L. de C.V., Axis Logistica, S. de R.L. de C.V. and Axis Netherlands C.V. do not guarantee the Company’s obligations under the Notes (the “Nonguarantor Subsidiaries”). The following condensed consolidating balance sheets, statements of operations and statements of cash flows present the financial statements of the parent company and the combined financial statements of the Guarantor Subsidiaries and Nonguarantor subsidiaries. The Guarantors are jointly and severally liable for the Company’s obligations under the Notes and there are no restrictions on the ability of the Guarantors to make distributions to the Company.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2001
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CURRENT ASSETS:

Cash and cash equivalents	$(639)	$2,586	$11,487	$—	$13,434

Short-term investments	—	—	62,482	—	62,482

Receivables, net of allowance for doubtful accounts	31	89,744	3,429	—	93,204

Inventories	—	6,984	—	—	6,984

Deferred tax asset — current	10,193	1,614	582	—	12,389

Prepayments and other current assets	1,567	19,132	265	—	20,964

Total current assets	11,152	120,060	78,245	—	209,457

PROPERTY AND EQUIPMENT, NET	13,909	228,123	3,671	—	245,703

OTHER ASSETS:

Goodwill, net	1,574	91,587	—	—	93,161

Other	17,246	16,560	9,887	—	43,693

Deferred tax asset — noncurrent	30,108	—	—	(30,108)	—

Intercompany receivables	269,921	—	—	(269,921)	—

Investment in subsidiaries	49,725	13,949	—	(63,674)	—

Total other assets	368,574	122,096	9,887	(363,703)	136,854

Total assets	$393,635	$470,279	$91,803	$(363,703)	$592,014

CURRENT LIABILITIES:

Current maturities of long-term debt	$145,104	$1,640	$—	$—	$146,744

Trade accounts payable	2,489	38,423	967	—	41,879

Intercompany payables	—	266,935	2,986	(269,921)	—

Accrued liabilities	23,171	49,535	13,822	—	86,528

Total current liabilities	170,764	356,533	17,775	(269,921)	275,151

LONG-TERM DEBT, less current maturities	190,000	6	—	—	190,006

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	9,579	—	—	9,579

DEFERRED INCOME TAXES	—	39,035	—	(30,108)	8,927

OTHER LONG-TERM LIABILITIES	—	34,468	41,012	—	75,480

STOCKHOLDERS’ EQUITY:

Common stock, no par value	—	—	—	—	—

Additional paid-in capital	46,345	88,856	13,254	(102,110)	46,345

Retained (deficit) earnings	(3,976)	(48,567)	22,686	25,881	(3,976)

Cumulative other comprehensive income, net of tax	(8,791)	(9,631)	(2,924)	12,555	(8,791)

Treasury stock	(707)	—	—	—	(707)

Total stockholders’ equity	32,871	30,658	33,016	(63,674)	32,871

Total liabilities and stockholders’ equity	$393,635	$470,279	$91,803	$(363,703)	$592,014

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2000
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CURRENT ASSETS:

Cash and cash equivalents	$(1,213)	$2,063	$1,523	$—	$2,373

Short-term investments	—	—	59,892	—	59,892

Receivables, net of allowance for doubtful accounts	805	112,876	585	—	114,266

Inventories	—	7,415	—	—	7,415

Deferred tax asset — current	8,009	1,600	582	—	10,191

Prepayments and other current assets	1,974	15,007	2,374	—	19,355

Total current assets	9,575	138,961	64,956	—	213,492

PROPERTY AND EQUIPMENT, NET	16,319	239,866	3,177	—	259,362

OTHER ASSETS:

Goodwill, net	1,633	93,526	—	—	95,159

Other	15,732	16,372	10,422	—	42,526

Deferred tax asset — noncurrent	17,585	—	—	(17,585)	—

Intercompany receivables	260,850	—	—	(260,850)	—

Investment in subsidiaries	80,057	14,072	—	(94,129)	—

Total other assets	375,857	123,970	10,422	(372,564)	137,685

Total assets	$401,751	$502,797	$78,555	$(372,564)	$610,539

CURRENT LIABILITIES:

Current maturities of long-term debt	$—	$109	$—	$—	$109

Trade accounts payable	1,590	43,475	910	—	45,975

Intercompany payables	—	259,268	1,582	(260,850)	—

Accrued liabilities	16,592	51,684	11,211	—	79,487

Total current liabilities	18,182	354,536	13,703	(260,850)	125,571

LONG-TERM DEBT, less current maturities	324,428	448	—	—	324,876

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	9,943	—	—	9,943

DEFERRED INCOME TAXES	—	38,999	—	(17,585)	21,414

OTHER LONG-TERM LIABILITIES	—	36,660	32,934	—	69,594

STOCKHOLDERS’ EQUITY:

Common stock, no par value	—	—	—	—	—

Additional paid-in capital	45,990	81,180	13,612	(94,792)	45,990

Retained earnings (deficit)	20,602	(10,171)	20,309	(10,138)	20,602

Cumulative other comprehensive income, net of tax	(6,744)	(8,798)	(2,003)	10,801	(6,744)

Treasury stock	(707)	—	—	—	(707)

Total stockholders’ equity	59,141	62,211	31,918	(94,129)	59,141

Total liabilities and stockholders’ equity	$401,751	$502,797	$78,555	$(372,564)	$610,539

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$4,950	$467,525	$19,033	$(23,134)	$468,374

OPERATING EXPENSES:

Salaries, wages and fringe benefits	7,446	264,860	—	—	272,306

Operating supplies and expenses	975	78,744	53	—	79,772

Purchased transportation	—	51,962	—	—	51,962

Insurance and claims	—	27,702	17,539	(18,184)	27,057

Operating taxes and licenses	93	17,040	—	—	17,133

Depreciation and amortization	1,725	28,224	356	—	30,305

Rents	1,041	2,618	3	—	3,662

Communications and utilities	112	3,834	6	—	3,952

Other operating expenses	3,606	10,388	134	(4,950)	9,178

Total operating expenses	14,998	485,372	18,091	(23,134)	495,327

Operating (loss) income	(10,048)	(17,847)	942	—	(26,953)

OTHER INCOME (EXPENSE):

Equity in earnings of joint ventures, net of tax	—	2,437	102	—	2,539

Gain on sale of assets	—	2,743	—	—	2,743

Interest expense	(17,069)	(16,132)	(96)	15,444	(17,853)

Interest income	15,495	112	1,427	(15,444)	1,590

Intercompany dividends	1,980	(1,980)	—	—	—

Equity in losses of subsidiaries	(28,117)	—	—	28,117	—

	(27,711)	(12,820)	1,433	28,117	(10,981)

(LOSS) INCOME BEFORE INCOME TAXES	(37,759)	(30,667)	2,375	28,117	(37,934)

INCOME TAX BENEFIT (PROVISION)	13,181	912	(737)	—	13,356

NET (LOSS) INCOME	$(24,578)	$(29,755)	$1,638	$28,117	$(24,578)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$2,485	$577,371	$17,643	$(18,718)	$578,781

OPERATING EXPENSES:

Salaries, wages and fringe benefits	1,775	307,338	—	—	309,113

Operating supplies and expenses	800	99,059	25	—	99,884

Purchased transportation	—	56,454	—	—	56,454

Insurance and claims	—	25,245	16,130	(16,232)	25,143

Operating taxes and licenses	5	21,836	—	—	21,841

Depreciation and amortization	59	30,207	369	—	30,635

Rents	39	4,460	—	—	4,499

Communications and utilities	8	4,207	—	—	4,215

Other operating expenses	1,276	6,762	185	(2,486)	5,737

Total operating expenses	3,962	555,568	16,709	(18,718)	557,521

Operating (loss) income	(1,477)	21,803	934	—	21,260

OTHER INCOME (EXPENSE):

Equity in earnings (loss) of joint ventures, net of tax	—	2,913	(214)	—	2,699

Loss on sale of assets	—	(12)	—	—	(12)

Interest expense	(14,896)	(17,200)	(53)	15,400	(16,749)

Interest income	15,382	191	1,836	(15,400)	2,009

Intercompany dividends	4,140	(4,140)	—	—	—

Equity in earnings of subsidiaries	5,340	—	—	(5,340)	—

	9,966	(18,248)	1,569	(5,340)	(12,053)

INCOME BEFORE INCOME TAXES	8,489	3,555	2,503	(5,340)	9,207

INCOME TAX (PROVISION) BENEFIT	(2,635)	34	(752)	—	(3,353)

NET INCOME	$5,854	$3,589	$1,751	$(5,340)	$5,854

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$2,475	$249,749	$9,538	$(11,567)	$250,195

OPERATING EXPENSES:

Salaries, wages and fringe benefits	2,325	138,264	—	—	140,589

Operating supplies and expenses	72	38,208	50	—	38,330

Purchased transportation	—	28,666	—	—	28,666

Insurance and claims	—	13,900	8,960	(9,092)	13,768

Operating taxes and licenses	46	8,461	—	—	8,507

Depreciation and amortization	878	14,214	189	—	15,281

Rents	509	1,080	3	—	1,592

Communications and utilities	98	1,810	6	—	1,914

Other operating expenses	1,846	5,690	94	(2,475)	5,155

Total operating expenses	5,774	250,293	9,302	(11,567)	253,802

Operating (loss) income	(3,299)	(544)	236	—	(3,607)

OTHER INCOME (EXPENSE):

Equity in earnings of joint ventures, net of tax	—	1,218	112	—	1,330

Gain on sale of assets	—	2,576	—	—	2,576

Interest expense	(9,046)	(8,073)	(56)	7,788	(9,387)

Interest income	7,785	49	580	(7,788)	626

Intercompany dividends	1,729	(1,729)	—	—	—

Equity in losses of subsidiaries	(5,238)	—	—	5,238	—

	(4,770)	(5,959)	636	5,238	(4,855)

(LOSS) INCOME BEFORE INCOME TAXES	(8,069)	(6,503)	872	5,238	(8,462)

INCOME TAX BENEFIT (PROVISION)	2,353	696	(303)	—	2,746

NET (LOSS) INCOME	$(5,716)	$(5,807)	$569	$5,238	$(5,716)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2000
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$1,243	$295,899	$8,017	$(9,262)	$295,897

OPERATING EXPENSES:

Salaries, wages and fringe benefits	117	154,158	—	—	154,275

Operating supplies and expenses	425	47,864	13	—	48,302

Purchased transportation	—	29,301	—	—	29,301

Insurance and claims	—	12,871	8,234	(8,018)	13,087

Operating taxes and licenses	2	10,980	—	—	10,982

Depreciation and amortization	29	15,364	—	—	15,393

Rents	19	2,154	—	—	2,173

Communications and utilities	1	2,005	—	—	2,006

Other operating expenses	544	3,822	60	(1,244)	3,182

Total operating expenses	1,137	278,519	8,307	(9,262)	278,701

Operating income (loss)	106	17,380	(290)	—	17,196

OTHER INCOME (EXPENSE):

Equity in earnings (loss) of joint ventures, net of tax	—	1,914	(116)	—	1,798

Gain on sale of assets	—	91	—	—	91

Interest expense	(7,480)	(8,540)	(25)	7,697	(8,348)

Interest income	7,680	105	601	(7,697)	689

Intercompany dividends	4,140	(4,140)	—	—	—

Equity in earnings of subsidiaries	6,800	—	—	(6,800)	—

	11,140	(10,570)	460	(6,800)	(5,770)

INCOME BEFORE INCOME TAXES	11,246	6,810	170	(6,800)	11,426

INCOME TAX PROVISION	(4,357)	(82)	(98)	—	(4,537)

NET INCOME	$6,889	$6,728	$72	$(6,800)	$6,889

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(24,578)	$(29,755)	$1,638	$28,117	$(24,578)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization	1,725	28,224	356	—	30,305

Gain on sale of property and equipment	—	(2,743)	—	—	(2,743)

Deferred income taxes	(15,000)	1,644	—	—	(13,356)

Compensation expense related to stock options and grants	138	—	—	—	138

Equity in earnings of joint ventures	—	(2,437)	(102)	—	(2,539)

Equity in losses of subsidiaries	28,117	—	—	(28,117)	—

Amortization of Teamsters Union signing bonus	—	1,202	—	—	1,202

Change in operating assets and liabilities:

Receivables, net of allowance for doubtful accounts	774	22,897	(2,844)	—	20,827

Inventories	—	415	—	—	415

Prepayments and other current assets	407	(4,151)	2,109	—	(1,635)

Intercompany receivables and payables	(9,071)	7,667	1,404	—	—

Trade accounts payable	899	(5,040)	57	—	(4,084)

Accrued liabilities	6,579	(4,648)	10,689	—	12,620

Total adjustments	14,568	43,030	11,669	(28,117)	41,150

Net cash (used in) provided by operating activities	(10,010)	13,275	13,307	—	16,572

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(67)	(16,155)	(720)	—	(16,942)

Intercompany sale of property and equipment	811	(811)	—	—	—

Proceeds from sale of property and equipment	—	4,745	—	—	4,745

Investment in joint ventures	—	—	(464)	—	(464)

Intercompany dividend received (paid)	1,980	(1,980)	—	—	—

Increase in short-term investments	—	—	(2,590)	—	(2,590)

Increase in cash surrender value of life insurance	(240)	—	—	—	(240)

Net cash provided by (used in) investing activities	2,484	(14,201)	(3,774)	—	(15,491)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt, net	10,676	1,089	—	—	11,765

Proceeds from issuance of common stock	217	—	—	—	217

Other, net	(2,793)	868	1,352	—	(573)

Net cash provided by financing activities	8,100	1,957	1,352	—	11,409

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(508)	(921)	—	(1,429)

NET INCREASE IN CASH AND CASH EQUIVALENTS	574	523	9,964	—	11,061

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(1,213)	2,063	1,523	—	2,373

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(639)	$2,586	$11,487	$—	$13,434

SUPPLEMENTAL GUARANTOR INFORMATION
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,854	$3,589	$1,751	$(5,340)	$5,854

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation and amortization	59	30,207	369	—	30,635

Loss on sale of property and equipment	—	12	—	—	12

Deferred income taxes	(2,269)	3,107	—	—	838

Compensation expense related to stock options and grants	408	—	—	—	408

Equity in earnings (loss) of joint ventures	—	(2,913)	214	—	(2,699)

Equity in net income of subsidiaries	(5,340)	—	—	5,340	—

Amortization of Teamsters Union signing bonus	—	1,238	—	—	1,238

Change in operating assets and liabilities excluding effects of businesses acquired:

Receivables, net of allowance for doubtful accounts	7	(3,269)	(1,027)	—	(4,289)

Inventories	—	42	—	—	42

Prepayments and other current assets	(234)	(2,751)	(132)	—	(3,117)

Trade accounts payable	(103)	(5,154)	(231)	—	(5,488)

Intercompany payables	(11,665)	12,844	(1,179)	—	—

Accrued liabilities	4,463	(5,452)	4,620	—	3,631

Total adjustments	(14,674)	27,911	2,634	5,340	21,211

Net cash (used in) provided by operating activities	(8,820)	31,500	4,385	—	27,065

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	—	(7,706)	(1,373)	—	(9,079)

Proceeds from sale of property and equipment	—	112	—	—	112

Purchase of business, net of cash acquired	—	(8,185)	—	—	(8,185)

Return of capital	11,999	(11,999)	—	—	—

Intercompany dividend received (paid)	4,140	(4,140)	—	—	—

Increase in short-term investments	—	—	(11,918)	—	(11,918)

Increase in cash surrender value of life insurance	—	(240)	—	—	(240)

Net cash provided by (used in) investing activities	16,139	(32,158)	(13,291)	—	(29,310)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of (proceeds from) long-term debt, net	(7,477)	382	—	—	(7,095)

Proceeds from issuance of common stock	422	—	—	—	422

Repurchase of common stock	(282)	—	—	—	(282)

Other, net	(3,751)	2,386	1,530	—	165

Net cash (used in) provided by financing activities	(11,088)	2,768	1,530	—	(6,790)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(223)	(418)	—	(641)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,769)	1,887	(7,794)	—	(9,676)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,852	3,179	8,953	—	13,984

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(1,917)	$5,066	$1,159	$—	$4,308

Note 3. Comprehensive Income

The Company had a comprehensive loss of $4.0 million for the second quarter of 2001 versus comprehensive income of $5.5 million for the second quarter of 2000. For the first six months of 2001, the comprehensive loss was $26.6 million, versus comprehensive income $4.0 million for the first six months of 2000. The difference between comprehensive income and net income is the foreign currency translation adjustment, net of income taxes.

Note 4.  Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards “SFAS” No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

From time to time, the Company enters into future contracts to manage the risk associated with changes in fuel prices. Gains and losses from fuel hedging contracts are recognized as part of fuel expense when the Company uses the underlying fuel being hedged. The Company does not enter into fuel hedging contracts for speculative purposes. At June 30, 2001, the Company did not have any outstanding fuel hedging contracts or other derivative instruments that fall under the provisions of SFAS No. 133.

Note 5.  Recent Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.

Note 6.  Workforce Reduction Expense

During 2000, the Company recorded a pre-tax $2.5 million workforce reduction charge related to terminating approximately 100 employees. During 2000, severance payments amounted to approximately $0.9 million. During the first quarter of 2001, the Company recorded a pre-tax workforce reduction charge of $5.0 million, and a pre-tax charge of $0.6 million in the second quarter of 2001. These charges were related to the termination of approximately 85 employees. Severance payments during the first quarter of 2001 amounted to approximately $1.9 million and severance payments during the second quarter of 2001 were approximately $1.3 million. At June 30, 2001, approximately $4.0 million is outstanding and included in accrued liabilities.

Note 7.  Segment Reporting

In accordance with the requirements of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has identified two reportable industry segments through which it conducts its operating activities: Allied Automotive Group and Axis Group. These two segments reflect the organization used by management for internal reporting. Allied Automotive Group is engaged in the business of transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group provides distribution, automobile inspection, auction, and logistics services for the automotive industry.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues—unaffiliated customers:

Allied Automotive Group	$242,790	$286,385	$454,814	$563,368

Axis Group	7,405	9,458	13,560	15,351

Corporate/other	—	54	—	62

	$250,195	$295,897	$468,374	$578,781

Depreciation and amortization:

Allied Automotive Group	$13,506	$13,046	$26,789	$26,320

Axis Group	897	813	1,791	1,441

Corporate/other	878	1,534	1,725	2,874

	$15,281	$15,393	$30,305	$30,635

Operating (loss) profit:

Allied Automotive Group	$(922)	$18,446	$(17,218)	$25,612

Axis Group	850	441	398	138

Corporate/other	(3,535)	(1,691)	(10,133)	(4,490)

	(3,607)	17,196	(26,953)	21,260

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Reconciling items:

Equity income in joint ventures	$1,330	$1,798	$2,539	$2,699

Gain (loss) on sale of assets	2,576	91	2,743	(12)

Interest expense	(9,387)	(8,348)	(17,853)	(16,749)

Interest income	626	689	1,590	2,009

(Loss) income before income taxes	$(8,462)	$11,426	$(37,934)	$9,207

Capital expenditures:

Allied Automotive Group	$8,072	$3,295	$15,060	$5,018

Axis Group	1,291	480	1,815	924

Corporate/other	—	2,063	67	3,137

	$9,363	$5,838	$16,942	$9,079

	June 30,	December 31
	2001	2000

Total assets:

Allied Automotive Group	$407,471	$437,945

Axis Group	64,076	64,869

Corporate/other	120,467	107,725

	$592,014	$610,539

     Geographic financial information for 2001 and 2000 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30

	2001	2000	2001	2000

Revenues:

United States	$203,969	$242,240	$385,267	$477,178

Canada	46,226	53,657	83,107	101,603

	$250,195	$295,897	$468,374	$578,781

Note 8.  Equity Investments

Axis Group has entered into three joint ventures for the purpose of managing the distribution of vehicles in the United Kingdom and Brazil. Axis Group initially invested $10,395,000 in the ventures. The Company is accounting for the investments under the equity method of accounting with its share of the ventures’ earnings or loss reflected as equity in earnings (loss) of joint ventures in the consolidated statements of operations. The related equity investments are included in other assets in the accompanying consolidated balance sheets.

Equity in earnings for these joint ventures is recorded net of income taxes in the consolidated statements of operations by the Company. Income taxes related to the joint ventures for the six months ended June 30, 2001, and 2000 were $1,306,000 and $1,153,000, respectively.

The majority of the Company’s equity in earnings of joint ventures in 2001 was derived from its joint venture in the United Kingdom, Ansa Logistics Limited. Summarized financial information of Ansa Logistics Limited for the periods ended June 30, 2001 and 2000 (in thousands):

		June 30,	December 31,
		2001	2000

Current assets		$35,079	$34,799

Other assets		4,022	5,019

	Total assets	$39,101	$39,818

Current liabilities		$26,289	$32,194

	Three Months Ended		Six Months Ended
		June 30,	June 30
	2001	2000	2001	2000

Revenues	$29,226	$29,511	$57,597	$57,994

Operating Income	$1,269	$2,261	$5,007	$5,495

Income from continuing operations	$1,348	$2,261	$5,174	$5,495

Net Income	$836	$1,402	$3,208	$3,407

Note 9. Litigation

The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of vehicles. The Company does not believe that any of such pending litigation, if adversely determined, would have a material adverse effect on the Company.

The Company is defending two pieces of related litigation in the Supreme Court of Erie County, New York: Gateway Development & Manufacturing, Inc. v. Commercial Carriers, Inc., et al., Index No. 1997/8920 (the “Gateway Case”), and Commercial Carriers, Inc., v. Gateway Development & Manufacturing, Inc., et al. (the “CCI Case”), Index No. I2000/8184. The claims at issue in both the Gateway Case and the CCI Case center around the contention that the Company breached legal duties with respect to a failed business transaction involving Gateway Development & Manufacturing, Inc., Ryder Truck Rental, Inc., and Ryder System, Inc. In the Gateway Case, the

Company has sought and received summary judgment in its favor on the sole claim (for tortious interference with contract) asserted against it by Gateway Development & Manufacturing, Inc., but the court has permitted the filing and service of cross-claims against the Company by the other defendants in that action. In the CCI Case, the Company has accepted service of a separate complaint asserting claims against the Company that are virtually identical to the cross-claims asserted against the Company by the other defendants in the Gateway Case. It is anticipated that the claims asserted in both the Gateway Case and the CCI Case will be resolved in a unified proceeding. With respect to the entirety of this litigation, the Company intends to continue its vigorous defense against the claims asserted it, as management believes all of those claims are without merit. While the ultimate results of this litigation cannot be predicted, management does not expect that the resolution of these proceedings will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 10. Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues were $250.2 million for the second quarter of 2001 versus revenues of $295.9 million for the second quarter of 2000, a decrease of 15.4%. For the six-month period ended June 30, 2001, revenues were $468.4 million, versus revenues of $578.8 million for the six-month period ended June 30, 2000, a decrease of 19.1%. The decrease in revenues is primarily due to lower vehicle delivery volumes resulting from reduced new vehicle production.

The net loss was $5.7 million during the second quarter of 2001 versus net income of $6.9 million during the second quarter of 2000. Basic and diluted loss per share in the second quarter of 2001 were $0.71, versus basic and diluted earnings per share of $0.87 in the second quarter of 2000. For the six-month period ended June 30, 2001, the net loss was $24.6 million, versus net income of $5.9 million for the six-month ended June 30, 2000. Basic and diluted loss per share for the six-month period ended June 30, 2001 were $3.04 versus basic and diluted earnings per share of $0.74 for the six-month period ended June 30, 2000.

In April 2001 the Company amended its revolving credit facility and its senior subordinated notes to avoid defaults relating to its financial covenants. The maturity date of the amended revolving credit facility has been accelerated from September 30, 2002 to January 31, 2002. The Company is engaged in discussions with a number of lenders to replace its revolving credit facility, and completion of the financing is anticipated by year-end. The Company expensed approximately $0.5 million, or $0.6 per share, of administrative costs related to the amendments during the first quarter of 2001 and expensed approximately $1.0 million, or $0.12 per share, of costs resulting from the amendments during the second quarter of 2001.

As discussed above, the Company in April 2001 negotiated amendments to certain affirmative, negative and financial covenants of the Revolving Credit Facility and the Senior Subordinated Notes. As a result of the amendments, the Company does not anticipate any covenant violations during 2001. There can be no assurance, however, that the Company will be able to comply with these or its other debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its debt instruments, if not waived, or to adequately service debt obligations, could result in default under its debt instruments. Any default under the Company’s debt instruments, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, could have a material adverse effect on the Company.

The following is a discussion of the changes in the Company’s major expense categories:

Salaries, wages and fringe benefits increased from 52.1 % of revenues in the second quarter of 2000 to 56.2 % of revenues in the second quarter of 2001, and from 53.4% of revenues for the first six months of 2000 to 58.1% of revenues for the first six months of 2001. The increase was due in part to severance charged to expense of $4.3 million in the first quarter of 2001 and $0.6 million in the second quarter of 2001 that was part of the Company’s workforce and overhead reduction program, as well as annual wage increases for remaining employees. In addition, the significant drop in vehicle deliveries caused operating inefficiencies that increased salaries, wages, and fringe benefits as a percentage of revenues.

Operating supplies and expenses decreased from 16.3% of revenues in the second quarter of 2000 to 15.3% of revenues in the second quarter of 2001, and decreased from 17.3% for the first six months of 2000 to 17.0% for the first six months of 2001. The decrease was due primarily to a decrease in parts and maintenance expense related to vigorous expense reduction programs and decreasing volumes, combined with lower fuel costs.

Purchased transportation increased from 9.9% of revenues in the second quarter of 2000 to 11.5% of revenues in the second quarter of 2001, and increased from 9.8% of revenues for the first six months of 2000 to 11.1% of revenues for the first six months of 2001. As volumes decline, units are hauled by drivers with the highest seniority. The number of owner operators stayed relatively constant from year to year while the number of company drivers decreased, resulting in higher purchased transportation for 2001 compared to 2000.

Insurance and claims expense increased from 4.4% of revenues in the second quarter of 2000 to 5.5% of revenues in the second quarter of 2001, and increased from 4.3% of revenue for the first six months of 2000 to 5.8% of revenues for the first six months of 2001. The increase was a result of an increase in cargo claims expense and costs related to higher auto, general liability and property insurance premiums that were unaffected by the decline in vehicles delivered.

Depreciation and amortization expense increased from 5.2% of revenues in the second quarter of 2000 to 6.1% of revenues in the second quarter of 2001, and increased from 5.3% of revenues for the first six months of 2000 to 6.5% of revenues for the first six months of 2001. The increase as a percentage of revenues was due primarily to a sharp decline in vehicles delivered which reduced revenues. Depreciation and amortization expense stayed relatively constant in 2001 versus 2000; depreciation and amortization expense was $15.3 million in the second quarter of 2001 and $15.4 million in the second quarter of 2000, and $30.3 million for the first six months of 2001 versus $30.6 million for the first six months of 2000.

Gain on sale of assets increased from $91,000 in the second quarter of 2000 to $2,576,000 in the second quarter of 2001, and increased from a loss of $12,000 for the first six months of 2000 to a gain of $2,743,000 for the first six months of 2001. The increase was due primarily to the disposition of excess real estate and other assets in Canada during the second quarter of 2001.

Interest expense increased from 2.8% of revenues during the second quarter of 2000 to 3.8% of revenues in the second quarter of 2001, and increased from 2.9% of revenues for the first six months of 2000 to 3.8% of revenues for the first six months of 2001. The increase was due to higher interest rates in 2001 versus 2000, higher long-term debt levels and additional costs related to the amendment of the Company’s revolving credit facility and its senior subordinated notes.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities totaled $16.6 million for the six-month period ended June 30, 2001, versus $27.1 million provided by operating activities for the six-month period ended June 30, 2000. The decline in cash provided by operating activities was due primarily to reduced earnings during the first six months of 2001 versus 2000, offset with a favorable change in operating assets and liabilities as the Company has implemented measures to improve asset utilization.

Net cash used in investing activities totaled $15.5 million for the six-month period ended June 30, 2001, versus $29.3 million for the six-month period ended June 30, 2000. The decrease was due primarily to the purchase of CT Group, a logistics service group, in February 2000 for $8.2 million, combined with a change in the investment portfolio mix of the Company’s captive insurance company which increased short-term investments by $11.9 million and reduced cash and cash equivalents by a like amount in 2000. These changes were offset by an increase in capital spending in the first six months of 2001 versus 2000. The increase is due to the timing of capital expenditures. In 2000, capital expenditures of $32.3 million were weighted to the last half of the year. Planned capital expenditures have been reduced to $20-25 million for 2001. As vehicle delivery volumes have declined, older rigs have been taken out of service and not replaced, which will allow the Company to reduce capital expenditures without materially increasing the average age of the fleet. The number of active rigs declined from 4,867 rigs in the second quarter of 2000 to 4,222 rigs in the second quarter of 2001.

Net cash provided by financing activities totaled $11.4 million for the six-month period ended June 30, 2001, versus cash used by financing activities of $6.8 million for the six-month period ended June 30, 2000. The increase was due to an increase in borrowings during 2001 as a result of the lower operating cash flow.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Disclosures About Market Risks

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in short-term investment prices, interest rates, fuel prices, and foreign currency exchange rates.

Short-term Investments – The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at June 30, 2001, which are recorded at fair value of $62.5 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $6.3 million.

Interest Rates – The Company primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. The majority of the Company’s long-term debt obligations bear a fixed rate of interest. A one-percentage point increase in interest rates affecting the Company’s floating rate long-term debt would reduce pre-tax income by $1.5 million over the next fiscal year. A one-percentage point change in interest rates would not have a material effect on the fair value of the Company’s fixed rate long-term debt.

Fuel Prices – The Company is dependent on diesel fuel to operate its fleet of rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, changes in global demand, and global production. To reduce price risk caused by market fluctuations, the Company generally follows a policy of hedging a portion of its anticipated diesel fuel consumption. The instruments used are principally readily marketable exchange traded futures contracts that are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of diesel fuel. Gains and losses resulting from fuel hedging transactions are recognized when the underlying fuel being hedged is used. A 10% increase in diesel fuel prices would reduce pre-tax income by $5.0 million over the next fiscal year. At June 30, 2001, the Company did not have any outstanding fuel hedging contracts.

Foreign Currency Exchange Rates – Although the majority of the Company’s operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investments in foreign subsidiaries translated into dollars using exchange rates at June 30, 2001, are $100.5 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $10.1 million. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

Seasonality and Inflation

The Company’s revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models which are shipped to dealers during those periods and the higher spring and early summer sales of automobiles and light trucks. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled plant shut downs. Inflation has not significantly affected the Company’s results of operations.

Cautionary Notice Regarding Forward-Looking Statements

Statements in this quarterly report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) the Company’s plans, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company’s management information systems, and its ability to resolve any Year 2000 issues related thereto (iv) the Company’s efforts to reduce costs, (v) the adequacy of the Company’s sources of cash to finance its current and future operations and (vi) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially are the following: economic recessions or downturns in new vehicle production or sales; the highly competitive nature of the automotive distribution industry; dependence on the automotive industry; loss or reduction of revenues generated by the Company’s major customers; the variability of quarterly results and seasonality of the automotive distribution industry; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; changes in regulatory requirements which are applicable to the Company’s business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; the ability to increase the rates charged to customers; risks associated with doing business in foreign countries; problems related to information technology systems and computations that must be made by the Company or its customers and vendors in 2000, 2001 or beyond; and the risk factors listed herein from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to, its Annual Reports on Form 10-K or 10-Q.

PART II

OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

On May 15, 2001 the Annual Meeting of Shareholders was held. The following Directors were elected for terms that will expire on the date of the annual meeting in the year indicated below. The number of shares voted for, against and abstentions are also indicated.

Proposal I (Election of Directors)

	FOR	AGAINST	TERM

Joseph W. Collier	5,897,245	80,537	2004

Guy W. Rutland, IV	5,867,672	110,110	2004

Berner F. Wilson, Jr.	5,902,905	74,876	2004

     The following Directors’ terms will continue as indicated.

Robert J. Rutland	2003

William P. Benton	2003

David G. Bannister	2003

Bernard O. De Wulf	2002

Guy W. Rutland, III	2002

Robert R. Woodson	2002

Hugh E. Sawyer	2003

Proposal II (Amend the Company’s Employee Stock Purchase Plan to increase the number of shares subject to the Plan by 350,000)

FOR	AGAINST	ABSTAIN

6,338,666	144,620	10,317

Proposal III (To appoint Arthur Andersen LLP as independent public accountants)

FOR	AGAINST	ABSTAIN

6,454,218	37,560	1,824

Item 5.    Other Information.

On June 18, 2001, Hugh E. Sawyer joined the Company as President and Chief Executive Officer and as a member of the Board of Directors. Mr. Sawyer entered into an employment agreement with the Company which is included as an exhibit to this report.

On July 13, 2001, the Company announced that it had been advised by the New York Stock Exchange (“NYSE”) that the Company currently falls below the continued listing standard requiring stockholders’ equity of not less than $50 million and total market capitalization of not less than $50 million.

As required by the NYSE, Allied has submitted a detailed plan to the Listing and Compliance Committee of the NYSE demonstrating how the Company plans to be in compliance with the continued listing standard on or before November 29, 2002, the deadline set by the NYSE. Based on internal estimates, and execution of planned corporation transactions, Allied believes it will satisfy the continued listing standard by the NYSE deadline. After reviewing the plan, the Committee will either accept it (following which the Company will be subject to quarterly monitoring for compliance with the plan) or not (in which event the Company will be subject to NYSE trading suspension and delisting). Should the Company’s shares cease being traded on the NYSE, the Company believes that an alternative trading venue will be available.

Item 6.    Exhibits and Reports on Form 8-K.

a)	Exhibits 10.1 Employment agreement between the Company and Hugh E. Sawyer Dated June 18, 2001

b)	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allied Holdings, Inc.

August 14, 2001 (Date)	/s/ Hugh E. Sawyer Hugh E. Sawyer on behalf of Registrant as President and Chief Executive Officer

August 14, 2001 (Date)	/s/ Daniel H. Popky Daniel H. Popky on behalf of Registrant as Senior Vice President, Finance and Chief Financial Officer