Form 10-Q
period 2001-09-30
ALLIED HOLDINGS INC
filed 2001-11-13
CIK 909950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 – For the quarterly period ended September 30, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 – For the transition period from to

Commission File Number: 0-22276

ALLIED HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

GEORGIA	58-0360550

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Outstanding common stock, No par value at October 29, 2001                      8,285,015

TOTAL NUMBER OF PAGES INCLUDED IN THIS REPORT: 26

INDEX

PART I

FINANCIAL INFORMATION

		PAGE

ITEM 1:	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3

	Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2001 and 2000	4

	Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

PART II

OTHER INFORMATION

ITEM 1

	Legal Proceedings	25

ITEM 5

	Other Information	25

ITEM 6

	Exhibits and Reports on Form 8-K	25

	Signature Page	26

PART 1 – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30	December 31
	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$12,249	$2,373

Short-term investments	64,756	59,892

Receivables, net of allowance for doubtful accounts	94,789	114,266

Inventories	6,610	7,415

Deferred tax assets	11,968	10,191

Prepayments and other current assets	20,036	19,355

Total current assets	210,408	213,492

PROPERTY AND EQUIPMENT, NET	231,073	259,362

OTHER ASSETS:

Goodwill, net	91,303	95,159

Other	43,387	42,526

Total other assets	134,690	137,685

Total assets	$576,171	$610,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Current maturities of long-term debt	$158,462	$109

Trade accounts payable	38,658	45,975

Accrued liabilities	81,969	79,487

Total current liabilities	279,089	125,571

LONG-TERM DEBT, less current maturities	190,003	324,876

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	9,565	9,943

DEFERRED INCOME TAXES	3,125	21,414

OTHER LONG-TERM LIABILITIES	73,215	69,594

STOCKHOLDERS’ EQUITY:

Common stock, no par value; 20,000 shares authorized, 8,240 and 8,187 shares outstanding at September 30, 2001 and December 31, 2000, respectively	—	—

Additional paid-in capital	46,500	45,990

Retained (deficit) earnings	(16,622)	20,602

Cumulative other comprehensive loss, net of tax	(7,997)	(6,744)

Common stock in treasury, at cost, 139 shares at September 30, 2001 and December 31, 2000	(707)	(707)

Total stockholders’ equity	21,174	59,141

Total liabilities and stockholders’ equity	$576,171	$610,539

The accompanying notes are an integral part of these consolidated balance sheets.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

REVENUES	$204,010	$236,347	$672,384	$815,128

OPERATING EXPENSES:

Salaries, wages and fringe benefits	118,700	132,704	391,006	441,817

Operating supplies and expenses	33,810	40,953	115,147	140,837

Purchased transportation	23,228	23,513	75,190	79,967

Insurance and claims	10,531	11,226	37,588	36,369

Operating taxes and licenses	7,857	9,650	24,990	31,491

Depreciation and amortization	15,145	15,051	45,450	45,686

Rents	1,691	2,114	5,353	6,613

Communications and utilities	1,300	1,335	5,252	5,550

Other operating expenses	3,295	2,701	10,908	8,437

Total operating expenses	215,557	239,247	710,884	796,767

Operating (loss) income	(11,547)	(2,900)	(38,500)	18,361

OTHER INCOME (EXPENSE):

Equity in earnings of joint ventures, net of tax	1,054	1,502	3,593	4,201

(Loss) gain on sale of assets	(24)	(84)	2,719	(97)

Interest expense	(9,141)	(8,321)	(26,994)	(25,070)

Interest income	424	1,644	2,014	3,653

	(7,687)	(5,259)	(18,668)	(17,313)

(LOSS) INCOME BEFORE INCOME TAXES	(19,234)	(8,159)	(57,168)	1,048

INCOME TAX BENEFIT	6,588	3,549	19,944	196

NET (LOSS) INCOME	$(12,646)	$(4,610)	$(37,224)	$1,244

PER COMMON SHARE – BASIC AND DILUTED	$(1.56)	$(0.58)	$(4.60)	$0.16

COMMON SHARES OUTSTANDING – BASIC AND DILUTED	8,114	7,961	8,096	7,924

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Nine Months Ended
	September 30

	2001	2000

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	($37,224)	$1,244

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	45,450	45,686

(Gain) loss on sale of property and equipment	(2,719)	97

Deferred income taxes	(19,377)	104

Compensation expense related to stock options and grants	207	452

Equity in earnings of joint ventures	(3,593)	(4,201)

Amortization of Teamsters Union signing bonus	1,802	1,850

Change in operating assets and liabilities excluding effect of businesses acquired:

Receivables, net of allowance for doubtful accounts	18,190	(2,366)

Inventories	720	(7)

Prepayments and other current assets	(822)	(1,717)

Trade accounts payable	(7,021)	(6,587)

Accrued liabilities	6,028	(8,633)

Total adjustments	38,865	24,678

Net cash provided by operating activities	1,641	25,922

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(18,274)	(15,972)

Proceeds from sale of property and equipment	4,832	799

Purchase of business, net of cash acquired	—	(8,185)

Investment in joint ventures	(464)	—

Cash received from joint ventures	3,578	—

Increase in short-term investments	(4,864)	(14,044)

Increase in the cash surrender value of life insurance	(360)	(128)

Net cash used in investing activities	(15,552)	(37,530)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt, net	23,480	771

Proceeds from issuance of common stock	303	626

Repurchase of common stock	—	(282)

Other, net	(64)	1,894

Net cash provided by financing activities	23,719	3,009

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	68	(781)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,876	(9,380)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,373	13,984

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,249	$4,604

The accompanying notes are an integral part of these consolidated statements.

Allied Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries (the “Company”) included in the Company’s 2000 Annual Report on Form 10-K.

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2001
(In Thousands)
(Unaudited)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CURRENT ASSETS:

Cash and cash equivalents	$(142)	$2,399	$9,992	—	$12,249

Short-term investments	—	—	64,756	—	64,756

Receivables, net of allowance for doubtful accounts	23	91,487	3,279	—	94,789

Inventories	—	6,600	10	—	6,610

Deferred tax assets	10,109	1,608	251	—	11,968

Prepayments and other current assets	1,762	18,081	193	—	20,036

Total current assets	11,752	120,175	78,481	—	210,408

PROPERTY AND EQUIPMENT, NET	12,521	214,952	3,600	—	231,073

OTHER ASSETS:

Goodwill, net	1,544	89,759	—	—	91,303

Other	16,216	16,574	10,597	—	43,387

Deferred tax asset – noncurrent	35,943	—	—	(35,943)	—

Intercompany receivables	274,460	—	—	(274,460)	—

Investment in subsidiaries	33,662	15,019	—	(48,681)	—

Total other assets	361,825	121,352	10,597	(359,084)	134,690

Total assets	$386,098	$456,479	$92,678	$(359,084)	$576,171

CURRENT LIABILITIES:

Current maturities of long-term debt	$156,167	$2,295	$—	$—	$158,462

Trade accounts payable	2,881	35,229	548	—	38,658

Intercompany payables	—	272,146	2,314	(274,460)	—

Accrued liabilities	15,876	52,126	13,967	—	81,969

Total current liabilities	174,924	361,796	16,829	(274,460)	279,089

LONG-TERM DEBT, less current maturities	190,000	3	—	—	190,003

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	9,565	—	—	9,565

DEFERRED INCOME TAXES	—	39,068	—	(35,943)	3,125

OTHER LONG-TERM LIABILITIES	—	31,701	41,514	—	73,215

STOCKHOLDERS’ EQUITY:

Common stock, no par value	—	—	—	—	—

Additional paid-in capital	46,500	90,733	13,279	(104,012)	46,500

Retained deficit (earnings)	(16,622)	(65,771)	23,294	42,477	(16,622)

Cumulative other comprehensive income, net of tax	(7,997)	(10,616)	(2,238)	12,854	(7,997)

Treasury stock	(707)	—	—	—	(707)

Total stockholders’ equity	21,174	14,346	34,335	(48,681)	21,174

Total liabilities and stockholders’ equity	$386,098	$456,479	$92,678	$(359,084)	$576,171

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2000
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$(1,213)	$2,063	$1,523	$—	$2,373

Short-term investments	—	—	59,892	—	59,892

Receivables, net of allowance for doubtful accounts	805	112,876	585	—	114,266

Inventories	—	7,415	—	—	7,415

Deferred tax asset – current	8,009	1,600	582	—	10,191

Prepayments and other current assets	1,974	15,007	2,374	—	19,355

Total current assets	9,575	138,961	64,956	—	213,492

PROPERTY AND EQUIPMENT, NET	16,319	239,866	3,177	—	259,362

OTHER ASSETS:

Goodwill, net	1,633	93,526	—	—	95,159

Other	15,732	16,372	10,422	—	42,526

Deferred tax asset – noncurrent	17,585	—	—	(17,585)	—

Intercompany receivables	260,850	—	—	(260,850)	—

Investment in subsidiaries	80,057	14,072	—	(94,129)	—

Total other assets	375,857	123,970	10,422	(372,564)	137,685

Total assets	$401,751	$502,797	$78,555	$(372,564)	$610,539

CURRENT LIABILITIES:

Current maturities of long-term debt	$—	$109	$—	$—	$109

Trade accounts payable	1,590	43,475	910	—	45,975

Intercompany payables	—	259,268	1,582	(260,850)	—

Accrued liabilities	16,592	51,684	11,211	—	79,487

Total current liabilities	18,182	354,536	13,703	(260,850)	125,571

LONG-TERM DEBT, less current maturities	324,428	448	—	—	324,876

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	9,943	—	—	9,943

DEFERRED INCOME TAXES	—	38,999	—	(17,585)	21,414

OTHER LONG-TERM LIABILITIES	—	36,660	32,934	—	69,594

STOCKHOLDERS’ EQUITY:

Common stock, no par value	—	—	—	—	—

Additional paid-in capital	45,990	81,180	13,612	(94,792)	45,990

Retained earnings (deficit)	20,602	(10,171)	20,309	(10,138)	20,602

Cumulative other comprehensive income, net of tax	(6,744)	(8,798)	(2,003)	10,801	(6,744)

Treasury stock	(707)	—	—	—	(707)

Total stockholders’ equity	59,141	62,211	31,918	(94,129)	59,141

Total liabilities and stockholders’ equity	$401,751	$502,797	$78,555	$(372,564)	$610,539

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2001
(In Thousands)
(Unaudited)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$7,425	$671,111	$28,550	$(34,702)	$672,384

OPERATING EXPENSES:

Salaries, wages and fringe benefits	7,791	383,215	—	—	391,006

Operating supplies and expenses	1,316	113,746	85	—	115,147

Purchased transportation	—	75,190	—	—	75,190

Insurance and claims	—	38,382	26,483	(27,277)	37,588

Operating taxes and licenses	94	24,896	—	—	24,990

Depreciation and amortization	2,550	42,361	539	—	45,450

Rents	1,585	3,764	4	—	5,353

Communications and utilities	218	5,026	8	—	5,252

Other operating expenses	5,218	12,943	172	(7,425)	10,908

Total operating expenses	18,772	699,523	27,291	(34,702)	710,884

Operating (loss) income	(11,347)	(28,412)	1,259	—	(38,500)

OTHER INCOME (EXPENSE):

Equity in earnings of joint ventures, net of tax	—	3,299	294	—	3,593

Gain on sale of assets		2,719	—	—	2,719

Interest expense	(25,511)	(24,336)	(157)	23,010	(26,994)

Interest income	23,031	155	1,838	(23,010)	2,014

Intercompany dividends	1,980	(1,980)	—	—	—

Equity in losses of subsidiaries	(45,483)	—	—	45,483	—

	(45,983)	(20,143)	1,975	45,483	(18,668)

(LOSS) INCOME BEFORE INCOME TAXES	(57,330)	(48,555)	3,234	45,483	(57,168)

INCOME TAX BENEFIT (PROVISION)	20,106	827	(989)	—	19,944

NET (LOSS) INCOME	$(37,224)	$(47,728)	$2,245	$45,483	$(37,224)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000
(In Thousands)
(Unaudited)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$3,728	$813,804	$25,574	$(27,978)	$815,128

OPERATING EXPENSES:

Salaries, wages and fringe benefits	3,609	438,208	—	—	441,817

Operating supplies and expenses	856	139,953	28	—	140,837

Purchased transportation	—	79,967	—	—	79,967

Insurance and claims	—	36,042	24,577	(24,250)	36,369

Operating taxes and licenses	8	31,483	—	—	31,491

Depreciation and amortization	321	45,085	280	—	45,686

Rents	57	6,556	—	—	6,613

Communications and utilities	12	5,538	—	—	5,550

Other operating expenses	1,549	10,465	151	(3,728)	8,437

Total operating expenses	6,412	793,297	25,036	(27,978)	796,767

Operating (loss) income	(2,684)	20,507	538	—	18,361

OTHER INCOME (EXPENSE):

Equity in earnings (loss) of joint ventures, net of tax	—	4,359	(158)	—	4,201

Loss on sale of assets	—	(97)	—	—	(97)

Interest expense	(22,111)	(25,591)	(372)	23,004	(25,070)

Interest income	22,977	294	3,386	(23,004)	3,653

Equity in net income of subsidiaries	2,079	—	—	(2,079)	—

	2,945	(21,035)	2,856	(2,079)	(17,313)

INCOME (LOSS) BEFORE INCOME TAXES	261	(528)	3,394	(2,079)	1,048

INCOME TAX BENEFIT (PROVISION)	983	(124)	(663)	—	196

NET INCOME (LOSS)	$1,244	$(652)	$2,731	$(2,079)	$1,244

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001
(In Thousands)
(Unaudited)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$2,475	$203,586	$9,517	$(11,568)	$204,010

OPERATING EXPENSES:

Salaries, wages and fringe benefits	345	118,355	—	—	118,700

Operating supplies and expenses	341	33,437	32	—	33,810

Purchased transportation	—	23,228	—	—	23,228

Insurance and claims	—	10,680	8,944	(9,093)	10,531

Operating taxes and licenses	1	7,856	—	—	7,857

Depreciation and amortization	825	14,137	183	—	15,145

Rents	544	1,146	1	—	1,691

Communications and utilities	106	1,192	2	—	1,300

Other operating expenses	1,612	4,120	38	(2,475)	3,295

Total operating expenses	3,774	214,151	9,200	(11,568)	215,557

Operating (loss) income	(1,299)	(10,565)	317	—	(11,547)

OTHER INCOME (EXPENSE):

Equity in earnings of joint ventures, net of tax	—	862	192	—	1,054

Loss on sale of assets	—	(24)	—	—	(24)

Interest expense	(8,442)	(8,204)	(61)	7,566	(9,141)

Interest income	7,536	43	411	(7,566)	424

Equity in losses of subsidiaries	(17,366)	—	—	17,366	—

	(18,272)	(7,323)	542	17,366	(7,687)

(LOSS) INCOME BEFORE INCOME TAXES	(19,571)	(17,888)	859	17,366	(19,234)

INCOME TAX BENEFIT (PROVISION)	6,925	(85)	(252)	—	6,588

NET (LOSS) INCOME	$(12,646)	$(17,973)	$607	$17,366	$(12,646)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2000
(In Thousands)
(Unaudited)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$1,243	$235,973	$8,392	$(9,261)	$236,347

OPERATING EXPENSES:

Salaries, wages and fringe benefits	1,833	130,871	—	—	132,704

Operating supplies and expenses	56	40,885	12	—	40,953

Purchased transportation	—	23,513	—	—	23,513

Insurance and claims	—	10,813	8,431	(8,018)	11,226

Operating taxes and licenses	2	9,648	—	—	9,650

Depreciation and amortization	262	14,693	96	—	15,051

Rents	19	2,095	—	—	2,114

Communications and utilities	4	1,331	—	—	1,335

Other operating expenses	273	3,671		(1,243)	2,701

Total operating expenses	2,449	237,520	8,539	(9,261)	239,247

Operating loss	(1,206)	(1,547)	(147)	—	(2,900)

OTHER INCOME (EXPENSE):

Equity in earnings (loss) of joint ventures, net of tax	—	1,557	(55)	—	1,502

Loss on sale of assets	—	(84)	—	—	(84)

Interest expense	(7,216)	(8,569)	(133)	7,597	(8,321)

Interest income	7,595	94	1,552	(7,597)	1,644

Equity in net losses of subsidiaries	(7,400)	—	—	7,400	—

	(7,021)	(7,002)	1,364	7,400	(5,259)

(LOSS) INCOME BEFORE INCOME TAXES	(8,227)	(8,549)	1,217	7,400	(8,159)

INCOME TAX BENEFIT (PROVISION)	3,617	(40)	(28)	—	3,549

NET (LOSS) INCOME	$(4,610)	$(8,589)	$1,189	$7,400	$(4,610)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001
(In Thousands)
(Unaudited)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(37,224)	$(47,728)	$2,245	$45,483	$(37,224)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization	2,550	42,361	539	—	45,450

Gain on sale of property and equipment	—	(2,719)	—	—	(2,719)

Deferred income taxes	(19,657)	(51)	331	—	(19,377)

Compensation expense related to stock options and grants	207	—	—	—	207

Equity in earnings of joint ventures	—	(3,299)	(294)	—	(3,593)

Equity in losses of subsidiaries	45,483	—	—	(45,483)	—

Amortization of Teamsters Union signing bonus	—	1,802	—	—	1,802

Change in operating assets and liabilities:

Receivables, net of allowance for doubtful accounts	782	20,102	(2,694)	—	18,190

Inventories	—	730	(10)	—	720

Prepayments and other current assets	212	(3,215)	2,181	—	(822)

Trade accounts payable	1,291	(7,950)	(362)	—	(7,021)

Intercompany payables	(13,610)	12,878	732	—	—

Accrued liabilities	(716)	(4,592)	11,336	—	6,028

Total adjustments	16,542	56,047	11,759	(45,483)	38,865

Net cash (used in) provided by operating activities	(20,682)	8,319	14,004	—	1,641

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(67)	(17,552)	(655)	—	(18,274)

Intercompany sale of property and equipment	1,403	(1,403)	—	—	—

Proceeds from sale of property and equipment	—	4,832	—	—	4,832

Investment in joint venture	—	—	(464)	—	(464)

Cash received from joint ventures	—	3,578	—	—	3,578

Intercompany dividend received (paid)	1,980	(1,980)	—	—	—

Increase in short-term investments	—	—	(4,864)	—	(4,864)

Increase in cash surrender value of life insurance	(360)	—	—	—	(360)

Net cash provided by (used in) investing activities	2,956	(12,525)	(5,983)	—	(15,552)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt, net	21,739	1,741	—	—	23,480

Proceeds from issuance of common stock	303	—	—	—	303

Other, net	(3,245)	2,498	683	—	(64)

Net cash provided by financing activities	18,797	4,239	683	—	23,719

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	303	(235)	—	68

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,071	336	8,469	—	9,876

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(1,213)	2,063	1,523	—	2,373

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(142)	$2,399	$9,992	$—	$12,249

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000
(In Thousands)
(Unaudited)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$1,244	$(652)	$2,731	$(2,079)	$1,244

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	321	45,085	280	—	45,686

Loss on sale of property and equipment	—	97	—	—	97

Deferred income taxes	567	119	(582)	—	104

Compensation expense related to stock options and grants	452	—	—	—	452

Equity in (earnings) loss of joint ventures	—	(4,359)	158	—	(4,201)

Equity in net income of subsidiaries	(2,079)	—	—	2,079	—

Amortization of Teamsters Union signing bonus	—	1,850	—	—	1,850

Change in operating assets and liabilities:

Receivables, net of allowance for doubtful accounts	(80)	(2,144)	(142)	—	(2,366)

Inventories	—	(7)	—	—	(7)

Prepayments and other current assets	(127)	(1,623)	33	—	(1,717)

Intercompany receivables and payables	(12,049)	12,695	(646)	—	—

Trade accounts payable	124	(6,416)	(295)	—	(6,587)

Accrued liabilities	843	(15,233)	5,757	—	(8,633)

Total adjustments	(12,028)	30,064	4,563	2,079	24,678

Net cash (used in) provided by operating activities	(10,784)	29,412	7,294	—	25,922

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(141)	(14,955)	(876)	—	(15,972)

Intercompany sale of property and equipment	(8,716)	8,716	—	—	—

Proceeds from sale of property and equipment	—	799	—	—	799

Purchase of business, net of cash acquired	—	(8,185)	—	—	(8,185)

Return of capital	11,999	(11,999)	—	—	—

Intercompany dividend received (paid)	4,349	(4,349)	—	—	—

Increase in short-term investments	—	—	(14,044)	—	(14,044)

Increase in cash surrender value of life insurance	—	(128)	—	—	(128)

Net cash provided by (used in) investing activities	7,491	(30,101)	(14,920)	—	(37,530)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt, net	690	81	—	—	771

Proceeds from issuance of common stock	626	—	—	—	626

Repurchase of common stock	(282)	—	—	—	(282)

Other, net	787	313	794	—	1,894

Net cash provided by financing activities	1,821	394	794	—	3,009

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	315	(1,096)	—	(781)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,472)	20	(7,928)	—	(9,380)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,852	3,179	8,953	—	13,984

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$380	$3,199	$1,025	$—	$4,604

Note 3. Comprehensive Loss

Comprehensive income was a loss of $11.9 million for the third quarter of 2001 versus a loss of $5.6 million for the third quarter of 2000, and a loss of $38.5 million for the first nine months of 2001 versus a loss of $1.7 million for the first nine months of 2000. The difference between comprehensive income and net income is the change in the foreign currency translation adjustment, net of income taxes.

Note 4. Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards “SFAS” No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

From time to time, the Company enters into futures contracts to manage the risk associated with changes in fuel prices. Gains and losses from fuel hedging contracts are recognized as part of fuel expense when the Company uses the underlying fuel being hedged. The Company does not enter into fuel hedging contracts for speculative purposes. At September 30, 2001, the Company did not have any outstanding fuel hedging contracts or other derivative instruments that fall under the provisions of SFAS No. 133.

Note 5. Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statement of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company’s future results of operations if an impairment occurs.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, “Accounting for Asset Retirement Obligations"' which addresses accounting and reporting for asset retirement costs of long lived assets resulting from legal obligations associated with acquisition, construction or development transactions. The Company plans to adopt Statement No. 143 in the first quarter of fiscal 2003. Management has determined the adoption of this statement will not have a material effect on the Consolidated Financial Statements of the Company.

In August 2001, The Financial Accounting Standards Board issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company plans to adopt Statement No. 144 in the first quarter of fiscal 2003. Management is currently evaluating the effect of this statement on the Consolidated Financial Statements of the Company.

Note 6. Workforce Reduction Accrual

The Company has implemented a program to achieve a significant reduction in corporate overhead expenses. Targeted in the plan are workforce reductions and additional efforts to decrease discretionary spending and eliminate fixed costs. The components of the workforce reduction accrual are as follows (Dollars in millions):

	Year Ended	Quarter Ended

	December 31,	March 31,	June 30,	September 30,
	2000	2001	2001	2001

Beginning Balance	$0.0	$1.6	$4.7	$4.0

Expense	2.5	5.0	0.6	1.6

Payments	(0.9)	(1.9)	(1.3)	(2.6)

Ending Balance	1.6	4.7	4.0	3.0

Number of terminated employees during quarter	100	65	20	63

Note 7. Segment Reporting

In accordance with the requirements of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has identified two reportable industry segments through which it conducts its operating activities: Allied Automotive Group and Axis Group. These two segments reflect the organization used by management for internal reporting. Allied Automotive Group is engaged in the business of transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group provides distribution, automobile inspection, auction, and logistics services for the automotive industry. The following is a summary of certain financial information relating to the two segments (In thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues – unaffiliated customers:

Allied Automotive Group	$197,168	$230,192	$651,982	$793,560

Axis Group	6,842	6,146	20,402	21,497

Corporate/other	—	9	—	71

	$204,010	$236,347	$672,384	$815,128

Depreciation and amortization:

Allied Automotive Group	$13,343	$12,880	$40,132	$39,200

Axis Group	977	806	2,768	2,247

Corporate/other	825	1,365	2,550	4,239

	$15,145	$15,051	$45,450	$45,686

Operating (loss) profit:

Allied Automotive Group	$(10,483)	$(1,475)	$(27,701)	$24,138

Axis Group	502	84	900	222

Corporate/other	(1,566)	(1,509)	(11,699)	(5,999)

	(11,547)	(2,900)	(38,500)	18,361

Reconciling items:

Equity income in joint ventures	1,054	1,502	3,593	4,201

Gain (loss) on sale of assets	(24)	(84)	2,719	(97)

Interest expense	(9,141)	(8,321)	(26,994)	(25,070)

Interest income	424	1,644	2,014	3,653

(Loss) income before income taxes	$(19,234)	$(8,159)	$(57,168)	$1,048

Capital expenditures:

Allied Automotive Group	$1,321	$4,763	$16,381	$9,780

Axis Group	11	856	1,826	1,780

Corporate/other	—	1,275	67	4,412

	$1,332	$6,894	$18,274	$15,972

	September 30,	December 31,
	2001	2000

Total assets:

Allied Automotive Group	$387,017	$437,945

Axis Group	67,641	64,869

Corporate/other	121,513	107,725

	$576,171	$610,539

Geographic financial information for 2001 and 2000 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:

United States	$170,222	$195,219	$555,489	$672,397

Canada	33,788	41,128	116,895	142,731

	$204,010	$236,347	$672,384	$815,128

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

Equity in earnings for these joint ventures is recorded net of income taxes in the consolidated statements of operations by the Company. Income taxes related to the joint ventures were $.6 million and $1.7 million for the three and nine months ended September 30, 2001 and $2,000 and $1.2 million for the three and nine months ended September 30, 2000. Included in the 2001 results are $1.7 million in fees related to management services provided to the joint venture and $1.5 million for similar fees is included in the 2000 results.

The majority of the Company’s equity in earnings of joint ventures in 2001 was derived from its joint venture in the United Kingdom, Ansa Logistics Limited. Summarized unaudited financial information of Ansa Logistics Limited for the periods ended September 30, 2001 and 2000, is as follows (in thousands):

	September 30,	December 31,
	2001	2000

Current assets	$30,738	$34,799

Other assets	4,015	5,019

Total assets	$34,753	$39,818

Current liabilities	$18,413	$32,194

	Three Months Ended		Nine Months Ended
	September 30,		September 30

	2001	2000	2001	2000

Revenues	$28,965	$24,125	$85,066	$79,890

Operating income	$2,963	$2,505	$7,840	$7,789

Income from continuing operations	$3,178	$2,620	$8,218	$7,903

Net income	$1,971	$1,624	$5,095	$4,900

Note 9. Litigation

The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury and property damage incurred in the transportation of vehicles. The Company does not believe that any of such pending litigation, if adversely determined, would have a material adverse effect on the Company.

The Company is defending two pieces of related litigation in the Supreme Court of Erie County, New York: Gateway Development & Manufacturing, Inc. v. Commercial Carriers, Inc., et al., Index No. 1997/8920 (the “Gateway Case”), and Commercial Carriers, Inc., v. Gateway Development & Manufacturing, Inc., et al. (the “CCI Case”), Index No. I2000/8184. The claims at issue in both the Gateway Case and the CCI Case center around the contention that the Company breached legal duties with respect to a failed business transaction involving Gateway Development & Manufacturing, Inc., Ryder Truck Rental, Inc., and Ryder System, Inc. In the Gateway Case, the Company has sought and received summary judgment in its favor on the sole claim (for tortious interference with contract) asserted against it by Gateway Development & Manufacturing, Inc., but the court has permitted the filing and service of cross-claims against the Company by the other defendants in that action. In the CCI Case, the Company has accepted service of a separate complaint asserting claims against the Company that are virtually identical to the cross-claims asserted against the Company by the other defendants in the Gateway Case. It is anticipated that the claims asserted in both the Gateway Case and the CCI Case will be resolved in a unified proceeding. With respect to the entirety of this litigation, the Company intends to continue its vigorous defense against the claims asserted it, as management believes all of those claims are without merit. While the ultimate results of this litigation cannot be predicted, if this litigation is resolved in a manner that is adverse to the Company, it could have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is defending a third piece of related litigation in the United States District Court for the Southern District of Florida, Ryder Systems, Inc. v. Allied Holdings, Inc., AH Acquisition Corp. and Allied Automotive Group, Inc., Case No. 01-3553-CIV-HUCK. The claims at issue in this case center around the Allied parties’ September 1997 stock acquisition of certain corporations wholly-owned by Ryder. Through that acquisition, Allied parties agreed to assume financial responsibility for certain third-

party injury claims arising on or before the September 1997 closing date. Ryder’s four-count complaint alleges in count one that the Allied parties have breached their agreement with Ryder by failing to undertake certain logistical actions to actually substitute Allied parties for Ryder under an insurance policy covering these third-party claims and with various states’ agencies who regulate matters such as self-insured workers’ compensation. In counts two through four, the complaint alleges that, if the contract does not create these obligations, the legal doctrines of promissory estoppel, good faith and fair dealing, and negligent misrepresentation, create them. The Allied parties have moved to dismiss all counts of the complaint or, alternatively, to transfer the case to the Northern District of Georgia. With respect to the entirety of this litigation, the Company intends to continue its vigorous defense against the claims asserted, as management believes all of those claims are without merit. While the ultimate results of this litigation cannot be predicted, management does not expect that the resolution of these proceedings will have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 10. Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues were $204.0 million for the third quarter of 2001 versus revenues of $236.3 million for the third quarter of 2000, a decrease of 13.7%. For the nine-month period ended September 30, 2001 revenues were $672.4 million, versus revenues of $815.1 million for the nine-month period ended September 30, 2000, a decrease of 17.5%.

Allied has initiated an aggressive plan to revitalize the Company. The key elements of the turnaround plan include:

• Focus on Execution
• De-leverage the Company
• Eliminate Non-contributory Expense
• Eliminate Non-performing Assets
• Better Management of Cash
• Price Adjustments
• Optimize Invested Assets
• Implement Strategic Growth Plan

Unanticipated adjustments in new vehicle production by the auto manufacturers led to lower vehicle delivery volumes and a decline in revenues and earnings during the third quarter. The events of September 11, 2001 caused a significant drop in new vehicle productions during the balance of the month. The Company estimates its vehicle deliveries were reduced by approximately 85,000 units during September 2001 following the terrorist acts, which reduced net earnings by approximately $2 million for the month.

As part of the initiative to adjust pricing, effective on or about September 6, 2001, the Company implemented an administrative processing fee for vehicles transported on behalf of its clients in the United States and Canada. Allied has implemented the new processing fee with clients representing approximately 85% of its annual revenues. The remaining portion of Allied’s business is under a contract which prohibits the implementation of the fee at the present time. The administrative processing fee is approximately an 8.5% price increase over the Company’s previous rates.

The Company experienced a net loss of $12.6 million for the third quarter of 2001 versus a net loss of $4.6 million for the third quarter of 2000. Basic and diluted loss per share for the third quarter of 2001 was $1.56 versus basic and diluted loss per share of $0.58 for the third quarter of 2000. For the nine-month period ended September 30, 2001, the net loss was $37.2 million, versus net income of $1.2 million for the nine-month period ended September 30, 2000. Basic and diluted loss per share for the nine-month period ended September 30, 2001 were $4.60 versus basic and diluted earnings per share of $0.16 for the nine-month period ended September 30, 2000.

As part of the initiative to eliminate non-performing assets, Allied announced that it will close certain non-performing and non-core terminal locations within the U.S. and Canada. Allied closed its Doremus, NJ facility on July 1, 2001. In the first nine months of 2001, the operations of Allied at Doremus, NJ generated approximately $4.8 million in revenues and posted an operating loss of approximately $1.4 million. Allied intends to close its Houston, TX, Selkirk, NY and Edison, NJ terminal facilities during the fourth quarter of 2001. In the first nine months of 2001, the operations of the automotive group at Houston, Selkirk and Edison generated approximately $23 million in revenues and posted operating losses of approximately $4 million.

The following is a discussion of the changes in the Company’s major expense categories:

Salaries, wages and fringe benefits increased from 56.2% of revenues for the third quarter of 2000 to 58.2% of revenues for the third quarter of 2001, and increased from 54.2% of revenues for the first nine months of 2000 to 58.2% of revenues for the first nine months of 2001. The increase was due in part to severance charged to expense of $4.9 million in the first six months of 2001 and $1.6 million in the third quarter of 2001 included in the Company’s workforce and overhead reduction program, as well as annual wage increases for remaining employees. In addition, the significant drop in vehicle deliveries caused operating inefficiencies that increased salaries, wages, and fringe benefits as a percentage of revenues.

Operating supplies and expenses decreased from 17.3% of revenues for the third quarter of 2000 to 16.6% of revenues for the third quarter of 2001, and also decreased from 17.3% of revenues for the first nine months of 2000 to 17.1% of revenues for the first nine months of 2001. The decrease was due primarily to an increase in the percentage of units hauled by owner operators versus company drivers. Owner operators are responsible for related operating expenses. In addition, operating supplies and expenses declined due to a decrease in parts and maintenance expense related to vigorous expense reduction programs and decreasing volumes, combined with lower fuel costs.

Purchased transportation increased from 10.0% of revenues in the third quarter of 2000 to 11.4% of revenues in the third quarter of 2001, and increased from 9.8% of revenues for the first nine months of 2000 to 11.2% of revenues for the first nine months of 2001. As volumes decline, units are hauled by drivers with the highest seniority and owner operators generally have more seniority than company drivers in the current workforce. The number of owner operators stayed relatively constant from year to year while the number of company drivers decreased, resulting in higher purchased transportation for 2001 compared to 2000.

Insurance and claims expense increased from 4.8% of revenues for the third quarter of 2000 to 5.2% of revenues for the third quarter of 2001, and increased from 4.5% of revenues for the first nine months of 2000 to 5.6% of revenues for the first nine months of 2001. The increase was a result of an increase in cargo claims expense and costs related to higher auto, general liability and property insurance premiums that were unaffected by the decline in vehicles delivered.

Depreciation and amortization expense increased from 6.4% of revenues in the third quarter of 2000 to 7.4% of revenues in the third quarter of 2001, and increased from 5.6% of revenues for the first nine months of 2000 to 6.8% of revenues for the first nine months of 2001. The increase as a percentage of revenues was due primarily to a sharp decline in vehicles delivered which reduced revenues. Depreciation and amortization expense stayed relatively constant in 2001 versus 2000; depreciation and amortization expense was $15.1 million in the third quarter of 2001 versus $15.0 million in the third quarter of 2000, and $45.4 million for the first nine months of 2001 versus $45.7 million for the first nine months of 2000.

Loss/gain on sale of assets increased from a loss of $97,000 for the first nine months of 2000 to a gain of $2,719,000 for the first nine months of 2001. The Company disposed of excess real estate and other assets in Canada during the second quarter of 2001.

Interest expense as a percentage of revenues increased from 3.5% of revenues for the third quarter of 2000 to 4.5% of revenues for the third quarter of 2001, and increased from 3.1% of revenues for the first nine months of 2000 to 4.1% for the first nine months of 2001. The increase was due to higher interest rates charged under the Company’s revolving credit facility and senior subordinated notes as a result of the amendments in the second quarter of 2001, as well as higher long-term debt levels and additional costs related to the amendments.

Financial Condition, Liquidity and Capital Resources

Net cash provided by operating activities totaled $1.6 million for the nine-month period ended September 30, 2001 versus net cash provided by operating activities of $25.9 million for the nine-month period ended September 30, 2000. The decline in cash provided by operating activities was due primarily to reduced earnings during the first nine months of 2001 versus 2000, offset with a favorable change in operating assets and liabilities as the Company has implemented measures to improve asset utilization.

Net cash used in investing activities totaled $15.6 million for the nine-month period ended September 30, 2001 versus $37.5 million for the nine-month period ended September 30, 2000. The decrease was due primarily to the purchase of CT Group, a logistics service group, in 2000 for $8.2 million, combined with a change in the investment portfolio mix of the Company’s captive insurance company which increased short-term investments by $14.0 million and reduced cash and cash equivalents by a like amount in 2000.

Net cash provided by financing activities totaled $23.7 million for the nine-month period ended September 30, 2001 versus $3.0 million for the nine-month period ended September 30, 2000. The increase was due to an increase in borrowings during 2001 as a result of lower operating cash flow.

In April 2001 the Company amended its revolving credit facility and its senior subordinated notes to avoid defaults relating to its financial covenants. The maturity date of the amended revolving credit facility has been accelerated from September 30, 2002 to January 31, 2002.

The Company’s future cash flow would be insufficient to meet its debt payment obligations if it is required to repay the outstanding balance of the Credit Facility at its currently scheduled maturity in January 2002. The Company’s ability to meet its principal payment obligations at the January 2002 maturity will depend on whether it can arrange a refinancing, restructuring or extension of such facility on satisfactory terms within that time frame. The Company is engaged in discussions with a number of lenders to replace its revolving credit facility, and completion of the financing is anticipated by January 2002.

If the Company is unable to refinance, restructure or extend its Credit Facility, the Company may be required to sell additional assets, reduce or delay capital investments or seek to raise additional capital, among other things. The Company cannot give any assurance that any refinancing, restructuring or extension of the current Credit Facility would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional capital could be obtained on acceptable terms, if at all. The Company’s inability to refinance, restructure or extend its indebtedness on commercially reasonable terms would have a material adverse effect on its business, financial condition, and results of operations. Additionally, the Company has been advised by its independent public accountants that if the Company is unable to refinance, restructure or extend its indebtedness, the auditor’s report on the consolidated financial statements for the year ended December 31, 2001 may contain a paragraph regarding uncertainties as to the Company’s ability to continue as a going concern. The debt under the Company’s Credit Facility is secured by liens on all of its assets, and the Company’s failure to pay these obligations when due would permit the lenders to pursue their remedies under the Credit Facility.

The Company’s ability to obtain sufficient cash to make scheduled payments on its debt obligations as they become due until the January 2002 maturity will depend on future cash flow from operations, sales of assets and the Company’s financial performance, which will be affected by a range of economic, competitive and business factors. The Company cannot control many of these factors, such as general economic and financial conditions in the automotive industry and the economy at large.

Allied is continuing its efforts in regard to the potential sale of its Axis Group, Inc. subsidiary. Allied is currently engaged in discussions with prospective buyers of Axis and expects to complete a transaction regarding Axis by January 2002.

Disclosures About Market Risks

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in short-term investment prices, interest rates, fuel prices, and foreign currency exchange rates.

Short-term Investments – The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at September 30, 2001, which are recorded at a fair value of $64.8 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $6.5 million.

Interest Rates – The Company primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. The majority of the Company’s long-term debt obligations bear a fixed rate of interest. A one-percentage point increase in interest rates affecting the Company’s floating rate long-term debt would reduce pre-tax income by $1.6 million over the next fiscal year. A one-percentage point change in interest rates would not have a material effect on the fair value of the Company’s fixed rate long-term debt.

Fuel Prices – The Company is dependent on diesel fuel to operate its fleet of rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, changes in global demand, and global production. To reduce price risk caused by market fluctuations, the Company periodically follows a policy of hedging a portion of its anticipated diesel fuel consumption. The instruments used are principally readily marketable exchange traded futures contracts that are designated as hedges. The changes in market value of such contracts have a high correlation to the price changes of diesel fuel. Gains and losses resulting from fuel hedging transactions are recognized when the underlying fuel being hedged is used. In addition, the Company has contractual agreements with certain customers that provide for fuel surcharges that mitigate the exposure to risk associated with fuel price increases. A 10% increase in diesel fuel prices would reduce pre-tax income by $4.7 million over the next fiscal year.

Foreign Currency Exchange Rates – Although the majority of the Company’s operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investments in foreign subsidiaries translated into dollars using exchange rates at September 30, 2001, are $97.3 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $9.7 million. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

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

Cautionary Notice Regarding Forward-Looking Statements

Statements in this quarterly report on Form 10-Q contains forward-looking statements, including statements regarding, among other items, (i) the Company’s plans, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company’s efforts to reduce costs, (iv) the adequacy of the Company’s sources of cash to finance its current and future operations and (v) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially are the following: economic recessions or downturns in new vehicle production or sales; the highly competitive nature of the automotive distribution industry; dependence on the automotive industry; loss or reduction of revenues generated by the Company’s major customers; the variability of quarterly results and seasonality of the automotive distribution industry; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; changes in regulatory requirements which are applicable to the Company’s business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; the ability to maintain the rates charged to customers; risks associated with doing business in foreign countries; problems related to information technology systems and computations that must be made by the Company or its customers and vendors in 2001 or beyond; and the risk factors listed herein from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to, its Annual Reports on Form 10-K or 10 Q.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 9 on Page 16 of this Report on Form 10-Q for information on legal proceedings.

Item 5. Other Information.

On July 13, 2001, the Company announced that it had been advised by the New York Stock Exchange (“NYSE”) that the Company had fallen below the continued listing standard requiring stockholders’ equity of not less than $50 million and total market capitalization of not less than $50 million. Allied submitted a detailed plan to the Listing and Compliance Committee of the NYSE demonstrating how the Company plans to be in compliance with the continued listing standard on or before November 29, 2002, the deadline set by the NYSE. The Committee has accepted the plan and the Company is currently subject to quarterly monitoring for compliance with the plan.

In connection with the implementation of the administrative processing fee, effective September 7, 2001 Allied Automotive Group, Inc. entered into an amendment to its contract with UPS Autogistics, Inc. regarding the distribution of vehicles for Ford Motor Company extending the term of the agreement for 12 months as to ramp locations and 15 months as to plant locations. The amended agreement provides that the contract may be terminated on 75 days notice by either party. Allied Automotive Group also entered into an amendment to its contract with General Motors effective September 6, 2001, in order to provide for the payment of the administrative processing fee. The amended agreement is for a term of 30 months expiring March 6, 2004.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits	Description

	(10.1)*	Agreement between Allied Automotive Group, Inc. and UPS Autogistics, Inc. dated September 30, 2001.

	(10.2)*	Agreement between Allied Automotive Group, Inc., and General Motors Corporation dated September 6, 2001.

*	Portions of the agreement are omitted pursuant to a request for confidential treatment filed with the SEC on November 13, 2001.

(b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allied Holdings, Inc.

November 13, 2001	/s/Hugh E. Sawyer

(Date)	Hugh E. Sawyer
on behalf of Registrant as
President and
Chief Executive Officer

November 13, 2001	/s/Daniel H. Popky

(Date)	Daniel H. Popky
on behalf of Registrant as
Senior Vice President, Finance
and Chief Financial Officer