Form 10-K405
period 2001-12-31
ALLIED HOLDINGS INC
filed 2002-03-27
CIK 909950

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE YEAR ENDED DECEMBER 31, 2001.

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

                                      NONE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 22, 2002 Registrant had outstanding 8,293,293 shares of common stock. The aggregate market value of the common stock held by nonaffiliates of the Registrant, based upon the closing sales price of the common stock on March 22, 2002 as reported on the New York Stock Exchange, was approximately $22.2 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for Registrant's 2002 Annual Meeting of Shareholders to be held May 22, 2002 are incorporated by reference in Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ALLIED HOLDINGS, INC.

                               TABLE OF CONTENTS

                                                                           PAGE
            CAPTION                                                       NUMBER
            -------                                                       ------
PART I
  Item 1.   Business....................................................       2
  Item 2.   Properties..................................................      10
  Item 3.   Legal Proceedings...........................................      11
  Item 4.   Submission of Matters to a Vote of Security Holders.........      12

PART II
  Item 5.   Market for the Registrant's Common Equity and Related
              Stockholder Matters.......................................      13
  Item 6.   Selected Consolidated Financial Data........................      13
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................      15
  Item 7A.  Quantitative and Qualitative Disclosures about Market
              Risk......................................................      21
  Item 8.   Financial Statements and Supplementary Data.................      21
  Item 9.   Disagreements on Accounting and Financial Disclosure........      21

PART III
  Item 10.  Directors and Executive Officers of the Registrant..........      22
  Item 11.  Executive Compensation......................................      22
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management................................................      22
  Item 13.  Certain Relationships and Related Transactions..............      22

PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.......................................................      22

                                     PART I

ITEM 1.  BUSINESS

1. GENERAL

     Allied Holdings, Inc. (the "Company" or "Allied"), founded in 1934, is a holding company which operates through its wholly-owned subsidiaries. The Company's principal operating subsidiaries are Allied Automotive Group, Inc. (collectively with its subsidiaries referred to as the "Allied Automotive Group" or "Automotive Group") and Axis Group, Inc. ("Axis" or the "Axis Group"). Allied Automotive Group is the largest motor carrier in North America specializing in the transportation of new and used automobiles and light trucks utilizing specialized tractor trailers ("Rigs" or "Rig") and serves and supports all of the major domestic and foreign automotive manufacturers. The Axis Group provides distribution services to the used and new vehicle distribution market and other segments of the automotive industry that complement the Automotive Group's services.

     Allied Automotive Group offers a full range of automotive delivery services including transporting new, used and off-lease vehicles to dealers from plants, rail ramps, ports and auctions, and providing vehicle rail-car loading and unloading services. Allied Automotive Group represented approximately 97% of the Company's consolidated 2001 revenues. Allied Automotive Group operates primarily in the short-haul segment of the automotive transportation industry with an average length of haul of less than 200 miles. General Motors, Ford, DaimlerChrysler and Toyota represent the Company's largest customers, accounting for in total approximately 75% of 2001 revenues. Allied Automotive Group also provides services to all other major foreign manufacturers, including Honda, Mazda, Nissan, Isuzu, Volkswagen and Mitsubishi. Allied Automotive Group participated in the transportation of approximately 60% of the new vehicles both manufactured and imported into the United States and Canada in 2001. All of Allied Automotive Group's major car hauling competitors are privately held and there is minimal public information available with respect to such companies, but Allied Automotive Group believes that its 2001 revenues were over four times greater than those of its closest competitor.

     The Company provides distribution and transportation support services to the automotive market through the Axis Group that complement Allied Automotive Group's new vehicle distribution services operations. Axis provides carrier management services for various automotive clients, leases equipment for containerized international shipment of vehicles, and provides vehicle processing services at ports and inland distribution centers. Axis, through its subsidiary CT Group, Inc., provides a variety of related support services to the pre-owned vehicle market. In addition, Axis provides logistics and distribution services in Mexico, as well as vehicle tracking for more than 1.5 million Toyota vehicles annually. Axis sold its interest in a joint venture in the United Kingdom ("U.K."), in December 2001 for approximately $20.5 million and has an agreement in principle to sell its interest in a joint venture in Brazil for $3 million.

2. SERVICES

     Allied Automotive Group is the largest motor carrier in North America specializing in the transportation of new automobiles and light trucks for all the major domestic and foreign automotive manufacturers. Allied Automotive Group participated in the transportation of approximately 60% of the new vehicles both manufactured and imported into the United States and Canada in 2001. Allied Automotive Group markets services for additional North American production of its major customers' by building upon its relationships with manufacturers and leveraging its reputation for high quality services, superior risk management, competitive pricing and value-added services. Allied Automotive Group also believes that it can increase the number of secondary market vehicles (used automobiles) it delivers by utilizing its large fleet and expansive terminal network to deliver secondary market vehicles on a backhaul basis.

     The Company provides complementary services to its existing customers and to new customers through its Axis Group subsidiary. Axis Group is aggressively pursuing opportunities to provide distribution and support services to customers in the automotive industry and seeks to leverage its proprietary information systems in order to efficiently provide such services. These services include identifying new and innovative distribution methods for customers, providing solutions relating to improving the management of inventory of new and used vehicles, and providing reconditioning services relating to the used and remarketed vehicle market. Axis Group has also targeted growth in the secondary markets through expansion of its carrier management services.

     Information regarding revenues, operating profit and total assets of each operating segment of the Company for the fiscal years 1999 through 2001, and information regarding revenues and long-lived assets of the Company attributed to the geographic areas in which the Company conducted business during those fiscal years, is set forth in Note 12 of the Company's consolidated financial statements included in this Annual Report on Form 10-K.

3. CUSTOMER RELATIONSHIPS

     Allied Automotive Group has written multi-year contracts with its customers. Allied Automotive Group's contracts with its customers establish rates for the transportation of vehicles and generally are based upon a fixed rate per vehicle transported and a variable rate for each mile a vehicle is transported including an administrative processing fee. The contracts provide that the rate per vehicle may vary depending on the size and weight of the vehicle. Most of the contracts between Allied Automotive Group and its customers permit Allied Automotive Group to recover for increases in fuel prices, but these contracts generally do not allow it to recover increases in fuel taxes or labor costs. Increases for fuel taxes and labor costs must be mutually agreed to by Allied Automotive Group and its customers.

     Allied Automotive Group renegotiated its contracts with all of its customers in 2001 in order to implement an administrative processing fee in addition to the underlying rates charged for services for its customers. The administrative processing fee is expected to generate an additional $40-$50 million in annual revenues with an equivalent contribution to earnings, subject to reduction in the event of any lost market share with customers. Allied Automotive Group operates under a 12 month contract as to ramp locations and a 15 month contract as to plant locations with Ford which provides that the Allied Automotive Group is the primary carrier for 25 locations in the United States and 10 Canadian locations. Allied Automotive Group and Ford each have the right to terminate the agreement by location on 75 day's notice. Allied Automotive Group is the primary carrier for 17 locations in the United States and 13 in Canada for DaimlerChrysler under a contract which expires on January 31, 2005. This contract may be terminated by location on 150 day's notice by either party. Allied Automotive Group has a contract with General Motors which expires in March 2004 and provides that Allied Automotive Group is the primary carrier for 36 locations in the United States and Canada. General Motors does not have the right to re-source business under the terms of the contract. Allied Automotive Group operates, under a two year agreement with Toyota which expires in September 2003. This contract may be terminated by Toyota by location on 60 day's notice.

4. PROPRIETARY MANAGEMENT INFORMATION SYSTEMS

     The Company, through its subsidiaries, has made a long-term commitment to utilize technology to serve its customers. Allied Automotive Group's advanced management information system is a unique centralized, fully integrated information system utilizing a mainframe computer together with client servers. The system is based on a company-wide information database, which allows Allied Automotive Group to quickly respond to customer information requests without having to combine data files from several sources. Updates with respect to vehicle load, dispatch and delivery are immediately available for reporting to customers and for better control and tracking of customer vehicle inventories. Through electronic data interchange ("EDI"), Allied Automotive Group communicates directly with manufacturers in the process of delivering vehicles and electronically bills and collects from manufacturers. Allied Automotive Group also utilizes EDI to communicate with inspection companies, railroads, port processors and other carriers.

     Subsidiaries of Allied Automotive Group also utilize the information system to allow them to operate their business more efficiently. For example, the information systems of Allied Automotive Group automatically design an optimal load for each Rig, taking into account factors such as the capacity of the Rig, the size of the vehicles, the route, the drop points, applicable weight and height restrictions and the formula for paying drivers. The system also determines the most economical and efficient load sequence and drop sequence for the vehicles to be transported. Axis has developed and utilizes a yard management system and a vehicle track and trace system.

5. MANAGEMENT STRATEGY

     The Company has adopted a performance management strategy which it believes contributes to driver productivity, cargo claim prevention, enhanced efficiency, safety and the stability of its operations. The Company's management strategy and culture is results-driven and designed to enhance employee performance through high standards, accountability, precise metrics, careful selection and continuous training of new employees, with individual performance goals established for each employee and performance measured regularly through the Company's management information system. During 2001 and the first quarter of 2002, the Company made significant changes and additions to its management team which the Company believes has increased the quality and leadership ability of this group.

     The Board of Directors and the shareholders of the Company have also adopted an Employee Stock Purchase Plan to provide all employees the opportunity to purchase shares of the Company's common stock, which is intended to provide a strong incentive for employees to achieve the Company's goals and align the interests of the employees with those of the Company's shareholders.

6. RISK MANAGEMENT AND INSURANCE

     Each of the Company's operating subsidiaries is responsible for defining risks and securing appropriate insurance programs and coverages at cost effective rates for the Company. Allied Automotive Group internally administers all claims for auto and general liability and for workers' compensation claims in Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Missouri, New Jersey, New York, North Carolina, Ohio, South Carolina, Tennessee and Virginia. Liability and workers' compensation claims are subject to periodic audits by Allied Automotive Group's commercial insurance carriers. In the United States, Allied Automotive Group currently retains up to $650,000 of liability for each claim for workers' compensation and up to $500,000 of liability for automobile and general liability, including personal injury and property damage claims. In addition to the $500,000 per occurrence deductible for automobile liability, there is a $1,500,000 aggregate deductible for those claims which exceed the $500,000 per occurrence deductible subject to a $1,000,000 per claim limit. Allied Automotive Group has also applied a $1,000,000 interaggregate limit to the layer from $1,000,000 to $2,000,000. This additional exposure is limited to $1,000,000 in the aggregate, for losses between $1,000,000 and $2,000,000. Allied Automotive Group also retains up to $250,000 of liability for each cargo damage claim and physical damage claim to its owned and leased automobiles and tractor trailer units. In Canada, Allied Automotive Group retains up to CDN$100,000 of liability for each claim for personal injury, property damage or cargo damage. If Allied Automotive Group were to experience a material increase in the frequency or severity of accidents or workers' compensation claims or unfavorable developments in existing claims, the Company's operating results could be adversely affected. The Company formed Haul Insurance Limited in December 1995 as a captive insurance subsidiary to provide reinsurance coverage to its licensed insurance carriers for certain types of losses within the retentions indicated, primarily non-self insured workers' compensation, automobile liability and general liability, as indicated above. Other coverages are provided by non-related primary and reinsurance companies. The Company believes that it maintains the industry's best insurance coverages and that its core processes related to the management of risk are superior to its competitors.

7. EQUIPMENT, MAINTENANCE AND FUEL

     Allied Automotive Group has historically invested heavily in both new equipment and equipment refurbishments, which have served to increase efficiency and extend the useful life of Rigs. Currently, new 75-foot Rigs cost between $130,000 and $140,000 and have a useful life of approximately 15 years when properly maintained and refurbished. Allied Automotive Group operates approximately 3,300 company-owned Rigs with an average age of 6.2 years based on the original purchase date or the refurbishment date if the Rig has been refurbished. The average remaining life of the company-owned Rigs assuming a total useful life of 15 years is 7.2 years.

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

     In order to reduce fuel costs, Allied Automotive Group purchased approximately 37% of its fuel in bulk in 2001. Also, fuel is purchased by drivers on the road from a few major suppliers that offer discounts and central billing. Allied Automotive Group periodically purchases fuel in advance of consumption to manage a portion of its exposure to fuel price fluctuations. During 2002, Allied Automotive Group intends to make a significant cash commitment to a sophisticated fleet refurbishment program that will enable the Company to refurbish approximately 15% of its existing active fleet each year.

8. COMPETITION

     After the acquisition of certain subsidiaries of Ryder System, Inc. ("Ryder"), in 1997, Allied Automotive Group became the largest transporter of new vehicles in the United States and Canada. During 2000, Allied Automotive Group participated in the transportation of approximately 66% of the new vehicles both manufactured and imported into the United States and Canada. However, in recent years Allied Automotive Group has lost market share primarily due to increased non-unionized competition. Allied Automotive Group's market share declined to 60% in 2001. In 2001, Allied Automotive Group's market share was also impacted by the decision to close four unprofitable terminal locations. In recent months, the Company has implemented customer service measures intended to increase customer retention and has implemented an organic growth strategy to capitalize on changes taking place in the automotive distribution industry.

     Automotive manufacturers are making fundamental changes to their vehicle distribution systems in an effort to increase the speed of delivery of finished vehicles to dealers with a goal of reducing inventory and improving the reliability of delivery. One recent development, which is beginning to have an impact on competition, is an increase in the use of fourth party logistics companies by automotive manufacturers. An example is the joint venture between Ford and Autogistics, Inc., a subsidiary of UPS Logistics, whereby Ford has engaged Autogistics to oversee its delivery network. All Ford vehicles in North America are shipped under the direction of Autogistics. In addition, General Motors has formed Vector SCM, a joint venture with CNF, Inc., which is General Motors' global lead logistics service provider, and DaimlerChrysler has formed Insight, a joint venture with the Union Pacific Railroad. Management of Allied Automotive Group believes that the formation of these joint ventures will provide it with an opportunity to collaborate more directly with logistics professionals. The Company's aspiration is to increase market share on the basis of a superior customer values proposition, and by differentiating itself from its competitors on the basis of a platform of best management, best drivers, productive and service-driven operations, extensive and flexible distribution network, and superior risk management. The Company also desires to differentiate its service based on the speed and reliability of its execution.

     Major motor carriers specializing in the delivery of new vehicles that are competitors of the Allied Automotive Group include Leaseway, Jack Cooper, Cassens, Hadley and E & L, which may be able to provide similar services to those provided by Allied Automotive Group at lower costs. Additionally, the number of motor carriers, as well as the market share represented by motor carriers, utilizing non-union labor have increased, and as a result, may be able to provide delivery services at a cost to customers that is less than the cost of Allied's services.

9. EMPLOYEES AND OWNER OPERATORS

     Subsidiaries of the Company have approximately 7,400 employees, including approximately 4,500 drivers which are employees of Allied Automotive Group. All drivers and shop and yard personnel of Allied Automotive Group are currently represented by various labor unions. The majority of Allied Automotive

Group's employees are covered by the Master Agreement with the International Brotherhood of Teamsters ("IBT") which expires on May 31, 2003. The Master Agreement was entered into in June 1999 and provides for an increase of approximately 3% per year in wage and benefits in excess of the prior contract with the IBT.

     The Master Agreement was entered into by the IBT and various companies, including Allied Systems, Ltd. and approximately 13 other unionized car-haul companies as members of the National Automobile Transporters Labor Division (the "NATLD"). Allied Automotive Group and the 13 other car-haul companies were members of the NATLD at the time of execution of the Master Agreement and authorized the NATLD to negotiate and execute the Master Agreement covering all of the respective terminals and operations of the participants in this multi-employer, multi-union bargaining unit. In December 2001, Allied Automotive Group provided notice of its withdrawal from the NATLD, which took effect on March 22, 2002. As a result, Allied Automotive Group remains subject to the terms of the Master Agreement but is not a member of the NATLD.

     The compensation and benefits paid by Allied Automotive Group to union employees are established by union contracts. There can be no assurance that renegotiation of union contracts as they expire will not result in increased labor costs to the Company or work stoppages which could have a material adverse effect on the Company. Allied Automotive Group also utilizes approximately 600 owner-operators, with approximately 150 of these owner-operators driving exclusively from terminals in Canada for Allied Systems (Canada) Company, a subsidiary of Allied Automotive Group, and approximately 450 driving exclusively from terminals in the United States. The owner-operators are either paid a percentage of the revenues they generate or receive normal driver pay plus a truck allowance.

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

11. REVENUE VARIABILITY

     The Company's revenues are variable and can be impacted by sudden unexpected changes in OEM production levels. In addition, the Company's revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models which are shipped to dealers during those periods, and the higher spring and early summer sales of automobiles and light trucks.

During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled plant shutdowns.

12. RISK FACTORS

     The Company's future financial condition and results of operations are subject to a number of risks and uncertainties, including those set forth below and in other sections of this Annual Report on Form 10-K.

  Substantial Leverage

     The Company has consolidated indebtedness which is substantial in relation to its stockholders' equity. As of December 31, 2001, the Company had total long-term debt of approximately $289 million (excluding approximately $205 million of trade payables and other accrued liabilities) and stockholders' equity of approximately $18 million. In addition, the Company has additional borrowings available under its revolving credit facility which is discussed in the notes to the Company's consolidated financial statements included in this Annual Report on Form 10-K. The Company's leveraged financial position exposes it to the risk of increased interest rates, may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and may make the Company more vulnerable to economic downturns and limit its ability to withstand competitive pressures.

     The Company's debt instruments contain a number of affirmative, negative and financial covenants, which limit the ability of the Company to, among other things, incur debt, incur liens, make investments, make dividend or other distributions or enter into a merger or consolidation transaction. As of December 31, 2001, the Company was in compliance with the terms of its various long-term debt covenants. There can be no assurance, however, that the Company will be able to comply with its debt covenants in the future or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants on commercially reasonable terms, if at all.

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

     Any failure of the Company to comply with the covenants contained in its debt instruments, if not waived, or to adequately service its debt obligations, could result in a default under its debt instruments. If a default occurs under any of the Company's debt instruments, the lenders thereunder may elect to declare all borrowings outstanding, together with interest and other fees, to be immediately due and payable. Borrowings under the Company's credit facility are collateralized with the assets of the Company and certain of its subsidiaries. If the Company were unable to repay any borrowing under its credit facility when due, the lenders thereunder would have the right to proceed against the collateral granted to them to secure the debt. Any default under the Company's debt instruments, particularly any default that resulted in acceleration of indebtedness or foreclosure on collateral, would have a material adverse effect on the Company.

  Foreign Operations

     Although the majority of the Company's operations are in the United States, the Company derives a portion of its revenues and earnings from operations in foreign countries (primarily Canada, but also including Brazil, Mexico and South Africa). The risks of doing business in foreign countries include potential adverse changes in the political policies of foreign governments and diplomatic relations of foreign countries with the United States, hostility from local populations, adverse effects of currency exchange controls, deterioration of foreign economic conditions, currency fluctuations, foreign exchange restrictions and changes in taxation structure. Due to the foregoing risks, any of which, if realized, could have a material adverse effect on the Company, the Company believes that its business activities outside of the United States involve a higher degree of risk than its domestic activities.

  Increases in Fuel Prices

     Fuel is a major expense incident to the transportation of automotive vehicles, and the cost and availability of fuel are subject to economic and political factors and events which the Company can neither control nor accurately predict. The Company attempts to minimize the effect of fuel price fluctuations by periodically purchasing fuel in advance, but there can be no assurance that such activity will effectively manage the Company's exposure. In addition, the Company has negotiated fuel surcharges with most of its customers which enable it to pass on fuel costs to such customers. Nevertheless, not all customers are subject to a specific fuel surcharge, and there can be no assurance that the Company will be able to continue to impose fuel surcharges on its customers. Higher fuel prices resulting from fuel shortages or other factors could materially and adversely affect the Company if the Company is unable to pass on the full amount of fuel price increases to its customers through fuel surcharges or higher rates. In addition, higher fuel prices, even if passed on to customers, or a shortage of supply, could have a detrimental effect on the automotive transportation industry and the business of the Company in general.

  Dependence on Automotive Industry

     The automotive transportation industry is dependent upon the volume of new automobiles and light trucks manufactured, imported and sold. The automotive industry is highly cyclical, and the demand for new automobiles and light trucks is directly affected by such factors as general economic conditions, consumer confidence, federal policies, and the availability of affordable new car financing. As a result, the Company's results of operations are adversely affected by cyclical downturns in the general economy or in the automotive industry and by consumer preferences in purchasing new automobiles and light trucks. A significant decline in the volume of automobiles and light trucks manufactured as well as sold in North America could similarly have a material adverse effect on the Company.

  Dependence on Major Customers

     Allied Automotive Group's business is highly dependent upon General Motors, Ford, DaimlerChrysler and Toyota, its largest customers. The Company operates under written contracts with General Motors, Ford, DaimlerChrysler and Toyota. The contracts with Ford, DaimlerChrysler and Toyota can be terminated by location for any reason or no reason based on 60 to 150 day's notice. Although Allied Automotive Group believes that its relationships with these customers is mutually satisfactory, there can be no assurance that these relationships will not be terminated in the future. Furthermore, automotive manufacturers are relying increasingly on fourth party logistics companies and re-examining vehicle delivery practices, which could result in a reduction of services provided by the Company for some or all of its major customers. A significant reduction in the production by these manufacturers or the loss of General Motors, Ford, DaimlerChrysler or Toyota as a customer, or a significant reduction in the services provided for any of these customers by Allied Automotive Group would have a material adverse effect upon the Company.

  Competition

     The automotive transportation industry is highly competitive, as Allied Automotive Group currently competes with other motor carriers of varying sizes, as well as with railroads. Allied Automotive Group also competes with non-union motor carriers that may be able to provide services at lower cost. The development of new methods for hauling vehicles could also lead to increased competition.

  Dependence on Key Personnel

     The success of the Company is dependent upon its senior management team, as well as its ability to attract and retain qualified personnel. The Company's credit facility provides that the facility may be terminated in the event Hugh
E. Sawyer ceases to be involved in the day to day operation of the Company, unless a successor reasonably acceptable to the lenders is appointed within 90 days of his cessation of involvement with the Company. There is no assurance that the Company will be able to retain its existing senior management or to attract additional qualified personnel.

13. INDUSTRY OVERVIEW

     The following table summarizes historic new vehicle production and sales in the United States and Canada, the primary sources of the Company's revenues:

                                                                    2001             2000
                                                                    VS.              VS.
                                                                    2000             1999
                                                                   ------           ------
                                                     2001   2000   CHANGE    1999   CHANGE
                                                     ----   ----   ------    ----   ------
New Vehicle Production
  (in millions of units)
United States:
  Big Three........................................   8.7    9.9   (12.1)%   10.3    (3.9)%
  Other............................................   2.5    2.5     0.0%     2.3     8.7%
                                                     ----   ----             ----
          Total....................................  11.2   12.4    (9.7)%   12.6    (1.6)%
                                                     ====   ====             ====
Canada:
  Big Three........................................   1.9    2.3   (17.4)%    2.4    (4.2)%
  Other............................................   0.6    0.6     0.0%     0.6     0.0%
                                                     ----   ----             ----
          Total....................................   2.5    2.9   (13.8)%    3.0    (3.3)%
                                                     ====   ====             ====
New Vehicle Sales
  (in millions of units)
United States:
  Big Three........................................  11.6   12.1    (4.1)%   12.3    (1.6)%
  Import...........................................   2.5    2.3     8.7%     2.6   (11.5)%
  Transplant.......................................   3.0    2.9     3.4%     2.0     4.5%
                                                     ----   ----             ----
          Total....................................  17.1   17.3    (1.2)%   16.9     2.4%
                                                     ====   ====             ====
Canada:
  Big Three........................................   1.1    1.1     0.0%     1.1     0.0%
  Other............................................   0.5    0.4    25.0%     0.4     0.0%
                                                     ----   ----             ----
          Total....................................   1.6    1.5     6.7%     1.5     0.0%
                                                     ====   ====             ====

---------------

Source: DRI-WEFA

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

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains, and from time to time the Company and its officers, directors or employees may make other forward-looking statements, including statements regarding, among other items, (i) the Company's strategy, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company's management information systems, (iv) the Company's efforts to reduce costs, (v) the adequacy of the Company's sources of cash to finance its current and future operations and (vi) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. Without limiting the generality of the foregoing, the words "believe," "anticipate," "seek," "expect," "estimate," "intend," "plan," and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from historical results or results expressed or implied by such forward-looking statements are the following: economic recessions or downturns in new vehicle production or sales; the highly competitive nature of the automotive distribution industry; dependence on the automotive industry; the impact of recent price increases implemented by the Company on the Company's market share; loss or reduction of revenues generated by the Company's major customers or the loss of any such customers; the variability of OEM production and seasonality of the automotive distribution industry; the Company's highly leveraged financial position; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; increases in fuel prices; increased frequency and severity of work related accidents and workers' compensation claims; availability of appropriate insurance coverages; increased expenses due to layoffs of employees; changes in regulatory requirements which are applicable to the Company's business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; risks associated with doing business in foreign countries; and other risk factors set forth from time to time in the Company's Securities and Exchange Commission reports, including but not limited to, this Annual Report on Form 10-K. Many of these factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Annual Report or in any statement referencing the risk factors and other cautionary statements set forth in this Annual Report.

ITEM 2.  PROPERTIES

     The Company's executive offices are located in Decatur, Georgia, a suburb of Atlanta. The Company leases approximately 96,000 square feet of space for its executive offices, which the Company believes is sufficient to permit the Company to conduct its operations. The Company operates from 129 terminals throughout the United States and Canada which are located at or near manufacturing plants, ports, and railway terminals. The Company currently owns 23 of its terminals and leases the remainder of its facilities. Most of the leased facilities are leased on a year to year basis from railroads at rents that are not individually material to the Company.

     During the 1990's, changes in governmental regulations have gradually permitted the lengthening of Rigs from 55 to 75 feet. Allied Automotive Group has worked closely with manufacturers to develop specialized equipment to meet the specific needs of manufacturers. Allied Automotive Group's Rigs are maintained at 46 shops located throughout the United States and Canada by approximately 525 maintenance personnel, including supervisors. These shops are located in 18 facilities owned by Allied Automotive Group and 28 facilities leased by Allied Automotive Group. Rigs are scheduled for regular preventive maintenance inspections. Each shop is equipped to handle repairs resulting from inspection or driver write up, including repairs to electrical systems, air conditioners, suspension, hydraulic systems, cooling systems, and minor engine repairs. Major engine overhaul and engine replacement are performed by outside vendors. The trend has been to use engine suppliers' outlets for engine repairs due to the long-term warranties obtained by Allied Automotive Group.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, other than those discussed below, will not have a material adverse effect on the Company's financial position or results of operations.

     Gateway Development & Manufacturing, Inc. v. Commercial Carriers, Inc., et al., Index No. 1997/8920 (the "Gateway Case") and Commercial Carriers, Inc. v. Gateway Development & Manufacturing, Inc., et al. (the "CCI Case"), Index No. 12000/8184. The claims at issue in both the Gateway Case and the CCI case center around the contention that the Company breached legal duties with respect to a failed business transaction involving Gateway Development & Manufacturing, Inc., Ryder Truck Rental, Inc. and Ryder System, Inc. In the Gateway Case, the Company has sought and received summary judgment in its favor on the sole claim (for tortious interference with contract) asserted against it by Gateway Development & Manufacturing, Inc., but the court has permitted the filing and service of cross-claims against the Company by the other defendants in that action. In the CCI Case, the Company has accepted service of a separate complaint asserting claims against the Company by the other defendants in the Gateway Case. It is anticipated that the claims asserted in both the Gateway Case and the CCI Case will be resolved in a unified proceeding. With respect to the entirety of this litigation, the Company intends to continue its vigorous defense against the claims asserted against it, as management believes all of those claims are without merit. While the ultimate results of this litigation cannot be predicted, if this litigation is resolved in a manner that is adverse to the Company, it could have a material adverse effect on the Company's consolidated financial position or results of operations.

     Ryder System, Inc. v. Allied Holdings, Inc., AH Acquisition Corp. and Allied Automotive Group, Inc., Case No. 01-3553-CIV-HUCK in the United States District Court for the Southern District of Florida, relates to the Company's August 1997 stock acquisition of certain corporations wholly owned by Ryder. Through that acquisition, the Company agreed to assume financial responsibility for certain third-party injury claims arising on or before the August 1997 closing date. Ryder's original complaint was filed on August 16, 2001. In response, the Company moved to dismiss and the Court granted that motion with leave for Ryder to amend its complaint. On December 26, 2001, Ryder timely filed its amended complaint. Ryder's five-count amended complaint alleges, in count one that the Company breached their agreement with Ryder by failing to undertake certain logistical actions (including posting letters of credit and bonds) to substitute the Company for Ryder under an insurance policy covering third-party claims and with various states' agencies who regulate matters such as self-insured workers' compensation. In counts two through four, the amended complaint alleges the contract does not create these obligations. The amended complaint also alleges that the legal doctrines of promissory estoppel, good faith, fair dealing and negligent misrepresentation created them. In count five, the amended complaint seeks a declaration that the Company is required to undertake these logistical actions. The Company intends to vigorously defend against the claims asserted, as management believes all of those claims are without merit. It has moved to dismiss the first four counts, answered the declaratory judgment count, and raised several counterclaims. The ultimate results of this litigation cannot be predicted. However, if Ryder prevails on its claims and the Court orders the Company to substitute in for Ryder by, among other things, posting substantial letters of credit, it may have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company and certain of its subsidiaries:

NAME                                   AGE                        TITLE
----                                   ---                        -----
Robert J. Rutland....................  60    Chairman and Director
Guy W. Rutland, III..................  65    Chairman Emeritus and Director
Hugh E. Sawyer.......................  48    President, Chief Executive Officer and Director
Guy W. Rutland, IV...................  38    Senior Vice President of Chaplaincy and
                                             Performance Management and Director
John J. Gross........................  51    President and Chief Executive Officer of Axis
                                             Group, Inc.
Daniel H. Popky......................  37    Senior Vice President and Chief Financial
                                             Officer
Thomas M. Duffy......................  41    Senior Vice President, General Counsel and
                                             Secretary
David A. Rawden......................  44    Senior Vice President, Business Process
                                             Engineering

     Mr. Rutland has been Chairman of the Company since 1995, and served as Chairman and Chief Executive Officer of the Company from February 2001 to June 2001. Mr. Rutland served as Chairman from December 1995 to December 1999. Mr. Rutland was the President and Chief Executive Officer of the Company from 1986 to December 1995. Prior to October 1993, Mr. Rutland was Chief Executive Officer of each of the Company's subsidiaries.

     Guy Rutland, III was elected Chairman Emeritus in December 1995. Mr. Rutland served as Chairman of the Board of the Company from 1986 to December 1995. Prior to October 1993, Mr. Rutland was Chairman or Vice Chairman of each of the Company's subsidiaries.

     Mr. Sawyer has been President and Chief Executive Officer of the Company since June 2001. Mr. Sawyer served as President and Chief Executive Officer of Aegis Communications Corp. from April 2000 to June 2001. Mr. Sawyer served as President of Allied Automotive Group, Inc., a subsidiary of the Company, from January 2000 to April 2000. Mr. Sawyer was President and Chief Executive Officer of National Linen Service, a subsidiary of National Service Industries, Inc. from 1996 to 2000, and President of Wells Fargo Armored Service Corp., a subsidiary of Borg-Warner Corp., from 1988 to 1995.

     Guy W. Rutland IV has been Senior Vice President of Chaplaincy and Performance Management since July 2001. Mr. Rutland was Executive Vice President and Chief Operating Officer of Allied Automotive Group from February 2001 to July 2001. Mr. Rutland was Senior Vice President -- Operations of Allied Automotive Group from November 1997 to February 2001. Mr. Rutland was Vice President -- Reengineering Core Team of Allied Automotive Group from November 1996 to November 1997. From January 1996 to November 1996, Mr. Rutland was Assistant Vice President of the Central and Southeast Region of Operations for Allied Systems, Ltd. From March 1995 to January 1996, Mr. Rutland was Assistant Vice President of the Central Division of Operations for Allied Systems, Ltd. From June 1994 to March 1995, Mr. Rutland was Assistant Vice President of the Eastern Division of Operations for Allied Systems, Ltd. From 1993 to June 1994 Mr. Rutland was assigned to special projects with an assignment in Industrial Relations/Labor Department and from 1988 to 1993, Mr. Rutland was Director of Performance Management.

     Mr. Gross has been President and Chief Executive Officer of Axis since May 2000. Mr. Gross previously served as Vice President of Automotive Logistics at Customized Transportation, Inc., an operating unit of CSX Corporation.

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

     Mr. Duffy has been Senior Vice President, General Counsel and Secretary of the Company since November 2000 and was Vice President, General Counsel and Secretary from June 1998 until November 2000. From May 1997 to June 1998, Mr. Duffy was a partner with the law firm of Troutman Sanders LLP. Prior to May 1997, Mr. Duffy was a partner with the law firm of Peterson Dillard Young Asselin & Powell LLP.

     Mr. Rawden has been Senior Vice President, Business Process Engineering of the Company since March 2002. Mr. Rawden previously served as a Principal with Jay Alix & Associates in their Turnaround and Crisis Management business unit from November 1990 to March 2002. Mr. Rawden has over eleven years experience in successful turnarounds in a wide variety of industries.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol AHI. The common stock began trading on September 29, 1993 on The Nasdaq Stock Market and has been trading on the New York Stock Exchange since March 3, 1998. Prior to September 29, 1993, there had been no established public trading market for the common stock. Market information regarding the common stock is set forth in Note 14 of the Company's consolidated financial statements included in this Annual Report on Form 10-K.

     As of March 11, 2002, there were approximately 2,500 holders of record of the Company's common stock. The Company has paid no cash dividends in the last two years.

     The Company is a party to a credit facility with a syndicate of lenders, as well as certain 8 5/8% Senior Notes maturing in 2007, each of which contains covenants restricting the payment of dividends on the Company's Common Stock. See "Item 7 -- Management's Discussions and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2001 are derived from the Company's Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto.

                                                           YEAR ENDED DECEMBER 31,
                                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                          ----------------------------------------------------------
                                            2001        2000         1999         1998        1997
                                          --------   ----------   ----------   ----------   --------
STATEMENT OF OPERATIONS DATA:
  Revenues..............................  $896,767   $1,069,154   $1,081,309   $1,026,799   $581,530
                                          --------   ----------   ----------   ----------   --------
  Operating expenses:
     Salaries, wages and fringe
       benefits.........................   515,916      584,527      585,380      547,780    302,539
     Operating supplies and expenses....   149,111      189,136      185,541      169,498     96,206
     Purchased transportation...........  $ 97,756   $  104,545   $  103,967   $  109,884   $ 59,925
     Insurance and claims...............    50,837       47,736       48,252       40,339     22,737
     Operating taxes and licenses.......    33,262       39,389       41,288       40,779     23,028
     Depreciation and amortization......    60,358       60,884       58,019       53,295     33,340
     Rents..............................     6,813        8,570        8,974       10,072      5,720
     Communications and utilities.......     7,022        7,333        9,060        9,341      4,530
     Other operating expenses...........    16,126       13,826       10,317        8,711      6,763
     Acquisition related
       realignment(1)...................        --           --           --           --      8,914
                                          --------   ----------   ----------   ----------   --------
          Total operating expenses......   937,201    1,055,946    1,050,798      989,699    563,702
                                          --------   ----------   ----------   ----------   --------
  Operating (loss) income...............   (40,434)      13,208       30,511       37,100     17,828
                                          --------   ----------   ----------   ----------   --------
  Equity in earnings (loss) of joint
     ventures, net of tax...............     4,072        5,066        1,733         (470)        --
  Gain on sale of joint ventures........    16,230           --           --           --         --
  Writedown of joint venture............   (10,042)          --           --           --         --
  Interest expense......................   (37,574)     (33,813)     (32,001)     (26,146)   (14,095)
  Interest income.......................     3,874        5,509        2,112        3,270        868
  Other, net............................     3,085       (1,340)        (628)       1,250        (49)
                                          --------   ----------   ----------   ----------   --------
  (Loss) income before income taxes.....   (60,789)     (11,370)       1,727       15,004      4,552
  Income tax benefit (provision)........    21,293        5,069         (178)      (6,527)    (2,150)
                                          --------   ----------   ----------   ----------   --------
  Net (loss) income.....................  $(39,496)  $   (6,301)  $    1,549   $    8,477   $  2,402
                                          ========   ==========   ==========   ==========   ========
  Net (loss) income per share --basic...     (4.86)       (0.79)        0.20         1.09       0.31
  Net (loss) income per
     share -- diluted...................     (4.86)       (0.79)        0.20         1.08       0.31
  Weighted average common shares
     outstanding -- basic...............     8,128        7,946        7,810        7,747      7,728
  Weighted average common shares
     outstanding -- diluted.............     8,128        7,946        7,851        7,846      7,810
BALANCE SHEET DATA:
  Current assets........................  $204,302   $  213,492   $  225,617   $  195,759   $149,673
  Current liabilities...................   125,820      125,571      128,771      145,730    157,679
  Total assets..........................   533,392      610,539      649,920      621,627    558,939
  Long-term debt & capital lease
     obligations, less current
     portion............................   286,533      324,876      330,101      291,096    228,003
  Stockholders' equity..................    17,997       59,141       66,914       62,853     57,328

---------------

(1) Represents a non-cash charge the Company recorded during 1997 to write down Company Rigs and terminal facilities that were idled or closed as a result of the Ryder Automotive Group Acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of expense items to revenues for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
Revenues....................................................  100.0%   100.0%   100.0%
                                                              -----    -----    -----
Operating expenses:
  Salaries, wages and fringe benefits.......................   57.5     54.7     54.1
  Operating supplies and expenses...........................   16.6     17.7     17.2
  Purchased transportation..................................   10.9      9.8      9.6
  Insurance and claims......................................    5.7      4.5      4.5
  Operating taxes and licenses..............................    3.7      3.7      3.8
  Depreciation and amortization.............................    6.7      5.7      5.3
  Rents.....................................................    0.8      0.8      0.8
  Communications and utilities..............................    0.8      0.7      0.8
  Other operating expenses..................................    1.8      1.2      1.0
                                                              -----    -----    -----
          Total operating expenses..........................  104.5     98.8     97.1
                                                              -----    -----    -----
Operating (loss) income.....................................   (4.5)     1.2      2.9
                                                              -----    -----    -----
Other income (expense):
  Equity in earnings of joint ventures, net of tax..........    0.5      0.5      0.2
  Gain on sale of joint ventures............................    1.8       --       --
  Writedown of joint venture................................   (1.1)      --       --
  Interest expense..........................................   (4.2)    (3.2)    (3.0)
  Interest income...........................................    0.4      0.5      0.2
  Other, net................................................    0.3     (0.1)    (0.1)
                                                              -----    -----    -----
                                                               (2.3)    (2.3)    (2.7)
                                                              -----    -----    -----
(Loss) income before income taxes...........................   (6.8)    (1.1)     0.2
Income tax benefit (provision)..............................    2.4      0.5     (0.0)
                                                              -----    -----    -----
Net (loss) income...........................................   (4.4)%   (0.6)%    0.2%
                                                              =====    =====    =====

2001 COMPARED TO 2000

     Revenues were $896.8 million in 2001 compared to $1.07 billion in 2000, a decrease of $172 million, or 16%. The Company posted a net loss in 2001 of $39.5 million compared to net loss of $6.3 million in 2000. Basic and diluted loss per share for 2001 was $4.86, versus basic and diluted loss per share of $0.79 in 2000. The operating ratio (operating expenses as a percentage of revenues) for 2001 was 104.5% compared to 98.8% in 2000.

     The decrease in revenues was primarily the result of a decline in the number of vehicles delivered due to a decrease in new vehicle production and sales by the auto manufacturers. Total vehicle deliveries dropped 17% in 2001 versus 2000 while new vehicle production in the United States and Canada declined 11%. Allied Automotive Group's vehicle deliveries declined more than the production drop primarily due to the closing of unprofitable terminal locations together with a drop in market share primarily from increased non-unionized competition. Offsetting the revenue decline from lower delivery volumes was an increase in the revenue generated per vehicle delivered from $92.06 in 2000 to $93.12 in 2001, a 1.2% increase. This increase is primarily the result of the implementation by the Company of a new administrative processing fee. Included in the results for 2001 are $9.2 million of workforce reduction expenses related to the elimination of positions at the Company's corporate office as well as at unprofitable terminal locations.

     During the fourth quarter of 2001, the Company posted significantly improved results with net loss decreasing from $7.5 million in the fourth quarter of 2000 to a net loss of $2.3 million in the fourth quarter of 2001. During the fourth quarter of 2001, the Company benefited from the execution of turnaround initiatives that raised prices, eliminated non-contributory expenses and assets, closed non-performing locations, and better managed cash. Results during the fourth quarter of 2001 included unusual charges of $4.5 million related to these initiatives. In addition, during the fourth quarter of 2001, the Company reduced its total debt by $59.3 million. Results for the fourth quarter of 2000 include a $1.5 million charge related to workforce reduction expense.

     The following is a discussion of the changes in the Company's major expense categories:

     Salaries, wages and fringe benefits increased from 54.7% of revenues in 2000 to 57.5% of revenues in 2001. The increase was primarily due to inefficiencies resulting from the volume decline, which was offset by continued productivity and subsequent efficiency improvements implemented by the Company's turnaround initiatives. In addition, the Company incurred $9.2 million of workforce reduction expenses in 2001 compared to $2.5 million in 2000.

     Operating supplies and expenses decreased from 17.7% of revenues in 2000 to 16.6% of revenues in 2001. The decrease was due primarily to a decrease in fuel costs experienced during 2001. In addition, Allied Automotive Group experienced a full year of negotiated fuel surcharges designed to offset higher fuel prices than anticipated when contracts were negotiated. The surcharges were only in place for the last three-quarters of 2000 and Allied Automotive Group estimated that higher fuel costs, net of the surcharges, reduced 2000 first quarter earnings by approximately $1.6 million.

     Purchased transportation increased from 9.8% of revenues in 2000 to 10.9% of revenues in 2001. The increase was due primarily to the increase in the mix of loads hauled by owner-operators versus company drivers. All costs for owner-operators are included in purchased transportation expense. Owner-operators generally have more seniority than company drivers so as volumes decline, a greater percentage of company trucks are idled as lay-offs are based on seniority.

     Insurance and claims increased from 4.5% of revenues in 2000 to 5.7% of revenues in 2001. The increase was due to higher than expected cargo claims on shipped vehicles. Allied Automotive Group is aggressively managing its cargo claims as a result of its turnaround plan.

     Depreciation and amortization increased from 5.7% of revenues in 2000 to 6.7% of revenues in 2001. The increase was primarily due to the reduction in revenues as a result of the volume decline experienced in 2001. Depreciation and amortization was $60.4 million in 2001, slightly less than the $60.9 million of depreciation and amortization in 2000.

     Other operating expenses increased from 1.2% of revenues in 2000 to 1.8% of revenues in 2001. The increase was primarily the result of higher legal and professional fees related to the Company's turnaround efforts. The Company engaged the services of a specialized turnaround consulting firm, Jay Alix & Associates from June 2001 until March 2002.

     Equity in earnings of joint ventures, net of tax, decreased by $1.0 million in 2001, from $5.1 million in 2000 to $4.1 million in 2001. The decrease was due to lower earnings from Axis Group's joint ventures in the United Kingdom which were sold during the fourth quarter of 2001.

     Axis Group completed the sale of its joint ventures in the U.K., during December 2001 to AutoLogic Holdings, plc for approximately $20.5 million in cash. As a result of the sale the Company recorded a gain on the sale of the joint ventures of $16.2 million.

     In addition, the Company recorded an impairment charge of $10.0 million on Axis Group's interest in the Brazilian joint venture. Axis Group has reached an agreement in principle to sell its investment in the joint venture in Brazil for $3.0 million.

     Interest expense increased from $33.8 million, or 3.2% of revenues, in 2000 to $37.6 million, or 4.2% of revenues, in 2001. The increase was primarily due to higher interest rates on the Company's revolving credit facility and subordinated notes and additional fees incurred as a result of amendments to the Company's revolving credit facility in April 2001.

     Interest income decreased from 0.5% of revenues in 2000 to 0.4% of revenues in 2001, or from $5.5 million in 2000, to $3.9 million in 2001. The decrease was due to lower investment income from the Company's captive insurance subsidiary Haul Insurance Limited.

     During 2001, Allied Automotive Group closed certain terminal locations as a part of its turnaround initiative plan. As a result, the Company disposed of certain properties associated with the closings together with other surplus real estate and recorded $3.9 million of gains on the sale of these properties. During 2000, Allied Automotive Group disposed of some of its older rigs, which resulted in write-downs of approximately $1.3 million. These items are included in other expense, net in the Company's financial statements.

2000 COMPARED TO 1999

     Revenues were $1.07 billion in 2000 compared to $1.08 billion in 1999, a decrease of $10.0 million, or 0.9%. The Company posted a net loss in 2000 of $6.3 million compared to net income of $1.5 million in 1999. Basic and diluted loss per share for 2000 were $0.79, versus basic and diluted earnings per share of $0.20 in 1999. The operating ratio (operating expenses as a percentage of revenues) for 2000 was 98.9%, compared to 97.1% in 1999.

     The decrease in revenues was primarily the result of a decrease in the number of vehicles delivered due to a decline in new vehicle production in the United States and Canada by the Big Three auto manufacturers. Total vehicle deliveries declined 7.0% in 2000 versus 1999. That compares to a 4.0% drop in new vehicle production from the Big Three auto manufacturers, Allied Automotive Group's primary customers. Allied Automotive Group's vehicle deliveries declined more than the production drop primarily due to the elimination of unprofitable business. Offsetting the revenue decline from lower delivery volumes was an increase in the revenue generated per vehicle delivered from $86.63 in 1999 to $92.06 in 2000, a 6.3% increase. This increase is primarily the result of customer rate increases to compensate Allied Automotive Group for inflationary cost increases for higher fuel and labor costs and due to the shift in automotive production to larger and heavier vehicles.

     During the first six months of 2000, the Company posted significantly improved results with net income increasing from $127,000 in the first six months of 1999 to $5.9 million in the first six months of 2000. The Company benefited from higher new vehicle production and expanded business from the Axis Group as well as improved operating performance from the Automotive Group. However, the Company was adversely impacted by production declines in the last half of 2000. In the third quarter, the Company's net loss increased from $3.8 million in 1999 to $4.6 million in 2000. The primary reason for the change was the impact of the Firestone tire recall. Allied Automotive Group handles vehicle deliveries from all three of the manufacturing plants that Ford closed due to the recall. In the fourth quarter of 2000, the Company posted a net loss of $7.5 million, versus net income of $5.3 million in the fourth quarter of 1999. The decline was primarily the result of the dramatic fall-off in new vehicle production. Vehicle deliveries by Allied Automotive Group declined 18.5% in the fourth quarter as the Big Three auto manufacturers lowered production approximately 5% in October, 15% in November and 25% in December. Allied Automotive Group estimates that the market drop in production reduced vehicle deliveries by approximately 490,000, which at an average margin per unit, reduced net earnings by approximately $9.5 million. The fourth quarter 2000 results were also reduced by a $1.5 million charge relating to workforce reduction expenses.

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

     Operating supplies and expenses increased from 17.2% of revenues in 1999 to 17.7% of revenues in 2000. The increase was due primarily to the inefficiencies that resulted from the volume decline of vehicles delivered combined with the effect of higher fuel prices. Allied Automotive Group negotiated fuel surcharges during the first quarter of 2000 to offset higher fuel prices. The surcharges offset higher fuel costs for the last three quarters of 2000; however, Allied Automotive Group estimates that higher fuel costs, net of the surcharges, reduced first quarter earnings by approximately $1.6 million.

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

     Depreciation and amortization increased from 5.3% of revenues in 1999 to 5.7% of revenues in 2000. The increase was due to higher capital spending in the later part of 1999 together with the disposition of older rigs, which resulted in write-downs of approximately $1.3 million included in depreciation expense.

     Other operating expenses increased from 1.0% of revenues in 1999 to 1.2% of revenues in 2000. The increase was primarily the result of higher legal and professional fees.

     Equity in earnings of joint ventures, net of tax, was $1.7 million, or 0.2% of revenues, in 1999 and $5.1 million, or 0.5% of revenues, in 2000. The decrease was due to the sale of Axis Group's joint ventures in the U.K., which started operations in May 1999. Earnings from the U.K. ventures offset losses from Axis Group's Brazilian venture, which began operations in February 1998.

     Interest expense increased from $32.0 million, or 3.0% of revenues, in 1999 to $33.8 million, or 3.2% of revenues, in 2000. The increase was primarily due to higher interest rates on the Company's revolving credit facility.

     Interest income increased from 0.2% of revenues in 1999 to 0.5% of revenues in 2000. The increase was due to higher investment income from the Company's captive insurance subsidiary Haul Insurance Limited.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of liquidity are funds provided by operations and borrowings under its revolving credit facility with a syndicate of lenders. The Company's primary liquidity needs are for the acquisition and maintenance of Rigs and terminal facilities, the payment of operating expenses and the payment of interest and principal associated with long-term debt.

     Net cash provided by operating activities totaled $48.2 million in 2000 versus $32.7 million in 2001. The decrease was primarily due to an increase in the Company's net loss from $6.3 million in 2000 to $39.5 million in 2001. A portion of the decrease was offset by significant improvements in the management of working capital. The Company generated favorable changes in operating assets and liabilities of $40.3 million during 2001. The improvements in working capital were primarily the result of aggressively implemented measures to improve asset utilization during the last six months of 2001. These measures included a significant reduction in outstanding accounts receivables at December 31, 2001 versus December 31, 2000.

     Net cash provided by investing activities totaled $14.5 million in 2001 versus net cash used in investing activities of $54.9 million in 2000. Cash paid to purchase capital items decreased $10.8 million to $21.5 million in 2001 from $32.3 million in 2000. As the volumes declined in 2001, older Rigs were taken out of service and not replaced, which allowed the Company to reduce capital expenditures without materially changing the average age of the fleet. In addition, the Company generated cash from the sales of assets and the disposal of the United Kingdom joint ventures of $11.8 million and $20.6 million respectively. The Company also received an investment distribution of $8.6 million from the United Kingdom joint venture prior to its sale. In addition, the Company purchased the CT Group in February 2000 for $8.4 million.

     Net cash used by financing activities totaled $39.7 million in 2001 versus net cash used of $4.2 million in 2000. The change was primarily due to repayments of the Company's revolving credit facility in 2001 resulting from lower working capital requirements and cash received from the sales of assets and the United Kingdom joint ventures. During 2001, the Company reduced its working capital needs, capital expenditures and sold non-performing assets and was therefore able to repay $35.8 million of long-term debt even with significantly lower earnings.

     On February 25, 2002, the Company refinanced its revolving credit facility and $40 million Senior Subordinated Notes with a new credit facility including certain term loans (the "Term Loans")(collectively the "Credit Facility"). Proceeds from the term loans were used to repurchase the $40 million of Senior Subordinated Notes for $37.25 million. The Credit Facility includes a revolving credit facility (the "Revolver") that allows the Company to borrow under a revolving line of credit up to the lesser of $120 million or a borrowing base amount as defined in the Credit Facility agreement. The interest rate for the Revolver is based upon the prime rate plus 1.5% or LIBOR plus 4.5% with a minimum interest rate of 6.5%. Annual commitment fees are due on the undrawn portion of the commitment. At February 25, 2002, $58.2 million was outstanding under the Revolver, and approximately $18 million was committed under letters of credit. As of February 25, 2002, the Company had approximately $23.8 million available under the Revolver.

     The Term Loans are comprised of four loans, $17.5 million Term Loan A, $25 million Term Loan B, $11 million Term Loan C, and $29.25 million Term Loan D. The Credit Facility (except Term Loan D) matures on February 25, 2005. Term Loan D matures on February 26, 2005.

     Term Loan A is repayable in installments over three years, with interest payable monthly based upon the prime rate plus 2.75% with a minimum interest rate of 7.75%. Term Loan B is repayable in installments over three years, with interest payable monthly based upon the prime rate plus 6.50%. The interest rate on Term Loan B includes interest paid in kind of 3.50% that will be payable upon maturity. The minimum interest for Term Loan B is 11.50%. Term Loan C is payable in full at maturity with interest payable monthly based upon the prime rate plus 9.00%. The interest rate on Term Loan C also includes interest paid in kind of 5.00% that will be payable upon maturity. The minimum interest for Term Loan C is 14.00%. Term Loan D is payable in full at maturity with interest payable quarterly based upon the prime rate plus 3.50%. In addition, the Company currently has outstanding indebtedness of $150 million under a series of 8 5/8% Senior Notes maturing in 2007. Giving effect to the scheduled maturities under the Credit Facility and the Senior Notes, future maturities of long-term debt for the Company as of December 31, 2001 (assuming the refinancing had taken place on that date) are $2.6 million in 2002, $6 million in 2003, $13.5 million in 2004, $117 million in 2005, $0 in 2006 and $150 million in 2007.

     The Credit Facility agreement sets forth a number of affirmative, negative and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, or sell assets. The financial covenants require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization and also includes leverage and fixed charge coverage ratios. The Company anticipates limiting capital expenditures to a range of $20 to $30 million in 2002, which is within covenant limitations.

     The Company does not anticipate any covenant violations during 2002. There can be no assurance, however, that the Company will be able to comply with these or its other debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its debt instruments, if not waived, or to adequately service debt obligations, could result in a default under the Credit Facility. Any default under the Company's debt instruments, particularly any default that results in an acceleration of indebtedness or foreclosure on collateral could have a material adverse effect on the Company.

     Borrowings under the Credit Facility are secured by a first priority security interest on assets of the Company and certain of its subsidiaries, including a pledge of stock of certain subsidiaries. In addition, certain subsidiaries of the Company jointly and severally guarantee the obligations of the Company under the Credit Facility.

     In addition to its debt obligations, the Company leases equipment, office space, computer equipment, and certain terminal facilities under non-cancelable operating lease agreements which expire in various years through 2007, and leases certain terminal facilities under month-to-month leases. The Company's minimal rental commitments, net of sub-lease income, for 2002 total approximately $10.7 million dollars. More detailed information regarding future rental commitments of the Company is included in Note 7 of the consolidated financial statements included in this Annual Report on Form 10-K.

  Disclosures About Market Risks

     The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in short-term investment prices, interest rates, fuel prices, and foreign currency exchange rates.

  Short-Term Investments

     The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at December 31, 2001, which are recorded at fair value of $64.8 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $6.5 million.

  Interest Rates

     The Company primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. The majority of the Company's long-term debt obligations bear a fixed rate of interest. A one-percentage point increase in interest rates affecting the Company's floating rate long-term debt would reduce pre-tax income by $1 million over the next fiscal year. A one-percentage point change in interest rates would not have a material effect on the fair value of the Company's fixed rate long-term debt.

  Fuel Prices

     Allied Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, changes in global demand, and global production. To reduce price risk caused by market fluctuations, Allied Automotive Group periodically purchases fuel in advance of consumption. During 2001 Allied Automotive Group entered into a forward purchase commitment to purchase one million gallons of low sulfur diesel fuel per month until August 2002 at determinable prices defined within the agreement. A 10% increase in diesel fuel prices would reduce pre-tax income by $6.5 million over the next fiscal year assuming 2001 levels of fuel consumption.

  Foreign Currency Exchange Rates

     Although the majority of the Company's operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investments in foreign subsidiaries translated into dollars using year-end exchange rates at December 31, 2001, is $72.6 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $7.3 million. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

  Revenue Variability

     The Company's revenues are variable and can be impacted by sudden unexpected changes in OEM production levels. In addition, the Company's revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models which are shipped to dealers during those periods and the higher spring and early summer sales of automobiles and light trucks. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled plant shut downs. Except for the impact of rising fuel costs discussed herein, inflation has not significantly affected the Company's results of operations.

  Critical Accounting Policies

     The Company has certain critical accounting policies that are important to the portrayal of financial condition and results of operation. These critical accounting policies require subjective or complex judgments. The Company's critical accounting policies include claims and insurance reserves, accounts receivable valuation reserves and the income tax valuation reserve.

     CLAIMS AND INSURANCE RESERVES -- Reserves for self-insured workers' compensation, automobile, and general liability losses are subject to actuarial estimates based on historical claims experience adjusted for current industry trends. The Company receives third-party actuarial valuations to assist in the determination of its claims and insurance reserves. The actuarial estimates are discounted at 6% to their present value. The claims and insurance reserves are adjusted periodically as such claims mature to reflect changes in actuarial estimates based on actual experience.

     ACCOUNTS RECEIVABLE VALUATION RESERVES -- Substantially all revenue is derived from transporting new automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Revenue is recorded when the vehicles are delivered to the dealerships. The Company makes significant estimates to determine the collectibility of its accounts receivable on the balance sheet. Estimates include periodic evaluations of the credit worthiness of customers including the impact of market and economic conditions on their viability to satisfy amounts owed to the Company. In addition, estimates include assessments of the potential for customer billing adjustments based on the timing of delivery, the accuracy of pricing, as well as evaluation of the historical aging of customer accounts.

     INCOME TAX VALUATION RESERVE -- The Company recognizes deferred tax liabilities and assets, including certain foreign tax credits, for the expected future tax consequences of events that have been included in the financial statements or tax returns. As a result of the Company's operating loss position, expected insufficient future foreign source income, and limited foreign tax credit expirations, the foreign tax credits are not expected to be realized. The Company provides for a valuation allowance for these and any other net deferred tax assets or credits not expected to be realized in the future. However, utilization of remaining deferred tax assets at December 31, 2001 is based on management's assessment of the Company's earnings history, the actions the Company has taken and will continue to take to improve its financial performance, expectations of future taxable income, and other relevant considerations.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        (1) Financial Statements:

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Balance Sheets at December 31, 2001 and 2000...  F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999..........................  F-3
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 2001, 2000 and 1999......  F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................  F-5
Notes to Consolidated Financial Statements..................  F-6

        (2) Financial Statement Schedules:

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  S-1
Schedule II -- Valuation and Qualifying Accounts for the
  Years Ended December 31, 2001, 2000 and 1999..............  S-2

     All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (b) Reports on Form 8-K.

        None.

     (c) Exhibits.

     (d) Financial Statement Schedules.

     The 2001 Financial Statements of ANSA Logistics Limited required to be included in this report pursuant to Rule 3-09 of Regulation S-X, will be included in an amendment to this report to be filed within 90 days of the date of this report.

     Exhibit Index filed as part of this report

EXHIBIT                               DESCRIPTION
-------                               -----------
   3.1   --   Amended and Restated Articles of Incorporation of the
              Company.(1)
   3.2   --   Amended and Restated Bylaws of the Company.(2)
   4.1   --   Specimen Common Stock Certificate.(1)
   4.2   --   Indenture dated September 30, 1997 by and among the Company, the Guarantors and The First National Bank of Chicago, as
              Trustee.(3)
   4.3   --   Credit Agreement among Allied Holdings, Inc., Allied
              Systems, Ltd., and Abelco Finance LLC, Foothill Capital
              Corporation dated February 25, 2002.(4)
  10.1   --   Form of the Company's Employment Agreement with executive
              officers.(5)
  10.2   --   The Company's Amended and Restated Long Term Incentive
              Plan.(2)
  10.3   --   The Company's 401(k) Retirement Plan and Defined Benefit
              Pension Plan and Trust.(6)
  10.5   --   Agreement between the Company and Ford Motor Company, as
              amended.(7)
  10.6   --   Agreement between the Company and DaimlerChrysler
              Corporation.(2)
  10.7   --   Agreement between the Company and General Motors
              Corporation.(7)
  10.8   --   Acquisition Agreement among Allied Holdings, Inc., AH
              Acquisition Corp., Canadian Acquisition Corp., and Axis
              International Incorporated and Ryder System, Inc. dated
              August 20, 1997.(8)
  10.9   --   The Company's 1999 Employee Stock Purchase Plan.(9)
  10.10  --   Employment Agreement between the Company and Hugh E.
              Sawyer.(10)
  10.11  --   Severance Agreement between the Company and A. Mitchell
              Poole, Jr.
  10.12  --   Agreement between the Company and International Business
              Machines Corporation.
  21.1   --   List of subsidiary corporations.
  23.1   --   Consent of Arthur Andersen LLP.
  24.1   --   Powers of Attorney (included within the signature pages of this Report).
  99.1   --   Letter to Commission pursuant to Temporary Note 3T.

---------------

 (1) Incorporated by reference from Registration Statement (File Number 33-66620) as filed with the Securities and Exchange Commission on July 28, 1993 and amended on September 2, 1993 and September 17, 1993 and deemed effective on September 29, 1993.
 (2) Incorporated by reference from Form 10-K filed with the Commission on April 16, 2001. Portions of Exhibit 10.6 are omitted pursuant to a request for confidential treatment granted by the Commission.
 (3) Incorporated by reference from Registration Statement (File Number 33-37113) as filed with the SEC on October 3, 1997.
 (4) Incorporated by reference from Form 8-K filed with the Commission on February 27, 2002.

 (5) Incorporated by reference from Form 10-K filed with the Commission on March 29, 2000.
 (6) Incorporated by reference from Registration Statement (File Number 33-76108) as filed with the SEC on March 4, 1994 and deemed effective on such date, and Annual Report on Form 10-K for the year ended December 31, 1993.
 (7) Incorporated by reference from Form 10-Q filed with the Commission on November 13, 2001. Portions of the agreement are omitted pursuant to a request for confidential treatment granted by the Commission.
 (8) Incorporated by reference from Form 8-K filed with the Commission on August 29, 1997. Portions of the agreement are omitted pursuant to a request for confidential treatment granted by the Commission.
 (9) Incorporated by reference from Registration Statement (File Number 333-72053) as filed with the SEC on February 9, 1999.
(10) Incorporated by reference from Form 10-Q filed with the Commission on August 14, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLIED HOLDINGS, INC.

Date: 3/27/02                             By:      /s/ HUGH E. SAWYER
                                            ------------------------------------
                                                      Hugh E. Sawyer,
                                               President and Chief Executive
                                                           Officer

Date: 3/27/02                             By:      /s/ DANIEL H. POPKY
                                            ------------------------------------
                                                      Daniel H. Popky,
                                              Senior Vice President and Chief
                                                      Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Rutland and Hugh E. Sawyer, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                      SIGNATURE                                       TITLE                    DATE
                      ---------                                       -----                    ----

                /s/ ROBERT J. RUTLAND                  Chairman and Director                 3/27/02
-----------------------------------------------------
                  Robert J. Rutland

               /s/ GUY W. RUTLAND, III                 Chairman Emeritus and Director        3/27/02
-----------------------------------------------------
                 Guy W. Rutland, III

                 /s/ HUGH E. SAWYER                    President, Chief Executive Officer    3/27/02
-----------------------------------------------------    and Director
                   Hugh E. Sawyer

               /s/ GUY W. RUTLAND, IV                  Director                              3/27/02
-----------------------------------------------------
                 Guy W. Rutland, IV

               /s/ DAVID G. BANNISTER                  Director                              3/27/02
-----------------------------------------------------
                 David G. Bannister

                /s/ ROBERT R. WOODSON                  Director                              3/27/02
-----------------------------------------------------
                  Robert R. Woodson

                /s/ WILLIAM P. BENTON                  Director                              3/27/02
-----------------------------------------------------
                  William P. Benton

              /s/ BERNER F. WILSON, JR.                Director                              3/27/02
-----------------------------------------------------
                Berner F. Wilson, Jr.

                /s/ THOMAS E. BOLAND                   Director                              3/27/02
-----------------------------------------------------
                  Thomas E. Boland

                /s/ J. LELAND STRANGE                  Director                              3/27/02
-----------------------------------------------------
                  J. Leland Strange

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Allied Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of ALLIED HOLDINGS, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     We did not audit the financial statements of Ansa Logistics Limited, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in Ansa Logistics Limited represents less than 1% of total assets at December 31, 2001 and 2000 and the equity in its net income for the years ended December 31, 2001 and 2000 is $2,100,000 and $2,197,000, respectively, of the total Company's net loss of $(39,496,000) and $(6,301,000), respectively. The statements of Ansa Logistics Limited were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for Ansa Logistics Limited, is based solely on the report of the other auditors.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                      /s/ Arthur Andersen, LLP

Atlanta, Georgia
February 25, 2002
(except with respect to the
matter discussed in the
fourth paragraph of Note 4,
as to which the date
is March 27, 2002)

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 10,543   $  2,373
  Short-term investments....................................    64,794     59,892
  Receivables, net of allowance for doubtful accounts of
     $11,058 and $4,071 in 2001 and 2000, respectively......    72,292    114,266
  Inventories...............................................     5,349      7,415
  Deferred tax assets.......................................    32,403     10,191
  Prepayments and other current assets......................    18,921     19,355
                                                              --------   --------
          Total current assets..............................   204,302    213,492
                                                              --------   --------
PROPERTY AND EQUIPMENT, NET.................................   214,641    259,362
                                                              --------   --------
OTHER ASSETS:
  Goodwill, net.............................................    90,230     95,159
  Other.....................................................    24,219     42,526
                                                              --------   --------
          Total other assets................................   114,449    137,685
                                                              --------   --------
          Total assets......................................  $533,392   $610,539
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt......................  $  2,625   $    109
  Trade accounts payable....................................    40,232     45,975
  Accrued liabilities.......................................    82,963     79,487
                                                              --------   --------
          Total current liabilities.........................   125,820    125,571
                                                              --------   --------
LONG-TERM DEBT, LESS CURRENT MATURITIES.....................   286,533    324,876
                                                              --------   --------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS.................     9,363      9,943
                                                              --------   --------
DEFERRED INCOME TAXES.......................................    21,383     21,414
                                                              --------   --------
OTHER LONG-TERM LIABILITIES.................................    72,296     69,594
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 10)
STOCKHOLDERS' EQUITY:
  Common stock, no par value; 20,000 shares authorized,
     8,274 and 8,187 shares outstanding at December 31, 2001
     and 2000, respectively.................................         0          0
  Additional paid-in capital................................    46,520     45,990
  Treasury stock, 139 shares at cost at December 31, 2001
     and 2000, respectively.................................      (707)      (707)
  Retained (deficit) earnings...............................   (18,894)    20,602
  Accumulated other comprehensive loss, net of tax..........    (8,922)    (6,744)
                                                              --------   --------
          Total stockholders' equity........................    17,997     59,141
                                                              --------   --------
          Total liabilities and stockholders' equity........  $533,392   $610,539
                                                              ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                2001         2000          1999
                                                              ---------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES....................................................  $896,767    $1,069,154    $1,081,309
                                                              --------    ----------    ----------
OPERATING EXPENSES:
  Salaries, wages, and fringe benefits......................   515,916       584,527       585,380
  Operating supplies and expenses...........................   149,111       189,136       185,541
  Purchased transportation..................................    97,756       104,545       103,967
  Insurance and claims......................................    50,837        47,736        48,252
  Operating taxes and licenses..............................    33,262        39,389        41,288
  Depreciation and amortization.............................    60,358        60,884        58,019
  Rents.....................................................     6,813         8,570         8,974
  Communications and utilities..............................     7,022         7,333         9,060
  Other operating expenses..................................    16,126        13,826        10,317
                                                              --------    ----------    ----------
          Total operating expenses..........................   937,201     1,055,946     1,050,798
                                                              --------    ----------    ----------
          Operating (loss) income...........................   (40,434)       13,208        30,511
                                                              --------    ----------    ----------
OTHER INCOME (EXPENSE):
  Equity in earnings of joint ventures, net of tax..........     4,072         5,066         1,733
  Gain on sale of equity investment in joint ventures.......    16,230             0             0
  Write down of equity investment in joint venture..........   (10,042)            0             0
  Interest expense..........................................   (37,574)      (33,813)      (32,001)
  Interest income...........................................     3,874         5,509         2,112
  Other, net................................................     3,085        (1,340)         (628)
                                                              --------    ----------    ----------
                                                               (20,355)      (24,578)      (28,784)
                                                              --------    ----------    ----------
(LOSS) INCOME BEFORE INCOME TAXES...........................   (60,789)      (11,370)        1,727
INCOME TAX BENEFIT (PROVISION)..............................    21,293         5,069          (178)
                                                              --------    ----------    ----------
NET (LOSS) INCOME...........................................  $(39,496)   $   (6,301)   $    1,549
                                                              ========    ==========    ==========
PER COMMON SHARE:
  Net (loss) income per common share -- basic and diluted...  $  (4.86)   $    (0.79)   $     0.20
                                                              ========    ==========    ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic.....................................................     8,128         7,946         7,810
                                                              ========    ==========    ==========
  Diluted...................................................     8,128         7,946         7,851
                                                              ========    ==========    ==========

 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                                                          ACCUMULATED
                                    COMPREHENSIVE    COMMON STOCK     ADDITIONAL                             OTHER
                                       INCOME       ---------------    PAID-IN     TREASURY   RETAINED   COMPREHENSIVE
                                       (LOSS)       SHARES   AMOUNT    CAPITAL      STOCK     EARNINGS   INCOME (LOSS)    TOTAL
                                    -------------   ------   ------   ----------   --------   --------   -------------   --------
                                                                           (IN THOUSANDS)
BALANCE, December 31, 1998........                  7,878      $0      $43,614      $   0     $ 25,354      $(6,115)     $ 62,853
  Net income......................    $  1,549          0       0            0          0        1,549            0         1,549
  Other comprehensive income:
    Foreign currency translation
      adjustment, net of income
      taxes
      of $1,432...................       1,875          0       0            0          0            0        1,875         1,875
                                      --------
  Comprehensive income............    $  3,424
                                      ========
  Issuance of common stock........                     71       0          415          0            0            0           415
  Nonqualified options
    exercised.....................                      3       0           27          0            0            0            27
  Repurchases of common stock.....                    (29)      0            0       (186)           0            0          (186)
  Restricted stock, net...........                     74       0          381          0            0            0           381
                                                    -----      --      -------      -----     --------      -------      --------
BALANCE, December 31, 1999........                  7,997       0       44,437       (186)      26,903       (4,240)       66,914
  Net loss........................    $ (6,301)         0       0            0          0       (6,301)           0        (6,301)
  Other comprehensive loss:
    Foreign currency translation
      adjustment, net of income
      taxes
      of $1,601...................      (2,504)         0       0            0          0            0       (2,504)       (2,504)
                                      --------
  Comprehensive loss..............    $ (8,805)
                                      ========
  Issuance of common stock........                    146       0          750          0            0            0           750
  Repurchases of common stock.....                   (110)      0            0       (521)           0            0          (521)
  Restricted stock, net...........                    154       0          803          0            0            0           803
                                                    -----      --      -------      -----     --------      -------      --------
BALANCE, December 31, 2000........                  8,187       0       45,990       (707)      20,602       (6,744)       59,141
  Net loss........................    $(39,496)         0       0            0          0      (39,496)           0       (39,496)
  Other comprehensive loss:
    Foreign currency translation
      adjustment, net of income
      taxes
      of $956.....................      (1,373)         0       0            0          0            0       (1,373)       (1,373)
    Minimum pension liability, net
      of income taxes of $504.....        (805)         0       0            0          0            0         (805)         (805)
                                      --------
  Comprehensive loss..............    $(41,674)
                                      ========
  Issuance of common stock........                    179       0          349          0            0            0           349
  Restricted stock, net...........                    (92)      0          181          0            0            0           181
                                                    -----      --      -------      -----     --------      -------      --------
  BALANCE, December 31, 2001......                  8,274      $0      $46,520      $(707)    $(18,894)     $(8,922)     $ 17,997
                                                    =====      ==      =======      =====     ========      =======      ========

 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................  $(39,496)  $ (6,301)  $  1,549
                                                              --------   --------   --------
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation and amortization..........................    60,358     60,884     58,019
     Amortization of deferred financing costs...............     4,795      1,616      1,464
     (Gain) loss on sale of property and equipment..........    (3,890)     1,340        628
     Gain on sale of equity investment in joint ventures....   (16,230)         0          0
     Write down of equity investment in joint venture.......    10,042          0          0
     Amortization (payment) of teamsters union signing
       bonus................................................     2,403      2,490     (8,298)
     Equity in income of joint ventures, net of tax.........    (4,072)    (5,066)    (1,733)
     Compensation expense related to restricted stock
       grants...............................................       181        803         33
     Deferred income taxes..................................   (21,703)    (8,419)       718
     Change in operating assets and liabilities, excluding
       effect of businesses acquired:
       Receivables, net.....................................    40,679      8,196    (16,123)
       Inventories..........................................     1,980        497     (1,090)
       Prepayments and other current assets.................       293      2,716     (3,102)
       Trade accounts payable...............................    (5,430)     2,056        359
       Accrued liabilities and other........................     2,776    (12,658)   (10,839)
                                                              --------   --------   --------
          Total adjustments.................................    72,182     54,455     20,036
                                                              --------   --------   --------
          Net cash provided by operating activities.........    32,686     48,154     21,585
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................   (21,463)   (32,275)   (45,027)
  Proceeds from sale of property and equipment..............    11,762        977      2,749
  Purchase of businesses, net of cash acquired..............         0     (8,352)    (1,879)
  Proceeds from sale of equity investment in joint
     ventures...............................................    20,560          0          0
  Investment in joint ventures..............................      (464)      (616)      (306)
  Cash received from joint ventures.........................     8,624      1,509          0
  Increase in short-term investments........................    (4,902)   (15,567)   (21,002)
  Decrease (increase) in the cash surrender value of life
     insurance..............................................       420       (541)      (773)
                                                              --------   --------   --------
          Net cash provided by (used in) investing
            activities......................................    14,537    (54,865)   (66,238)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Repayments) proceeds of long-term debt, net..............   (35,827)    (5,301)    36,444
  Payment of deferred financing costs.......................    (3,574)      (421)       (50)
  Proceeds from exercise of stock options...................         0          0         27
  Proceeds from issuance of common stock....................       349        750        415
  Repurchase of common stock................................         0       (521)      (186)
  Other, net................................................      (612)     1,282       (443)
                                                              --------   --------   --------
          Net cash (used in) provided by financing
            activities......................................   (39,664)    (4,211)    36,207
                                                              --------   --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...............................................       611       (689)       453
                                                              --------   --------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................     8,170    (11,611)    (7,993)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     2,373     13,984     21,977
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 10,543   $  2,373   $ 13,984
                                                              ========   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2001, 2000, AND 1999

1. ORGANIZATION AND OPERATIONS

     Allied Holdings, Inc. (the "Company"), a Georgia corporation, is a holding company which operates through its wholly owned subsidiaries. The principal operating divisions of the Company are Allied Automotive Group, Inc. ("Allied Automotive Group") and Axis Group, Inc. ("Axis Group"). Allied Automotive Group, through its subsidiaries, is engaged in the business of transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group, through its subsidiaries, provides distribution, automotive inspection services, and logistics support services for the automotive industry.

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

REVENUE RECOGNITION

     Substantially all revenue is derived from transporting new automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Revenue is recorded by the Company when the vehicles are delivered to the dealerships.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories consist primarily of tires, parts, materials, and supplies for servicing the Company's tractors and trailers. Inventories are recorded at the lower of cost (on a first-in, first-out basis) or market.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

PREPAYMENTS AND OTHER CURRENT ASSETS

     Prepayments and other current assets consist of the following at December 31, 2001 and 2000 (in thousands):

                                                               2001      2000
                                                              -------   -------
Tires on tractors and trailers..............................  $12,095   $13,442
Prepaid insurance...........................................    1,960       964
Other.......................................................    4,866     4,949
                                                              -------   -------
                                                              $18,921   $19,355
                                                              =======   =======

TIRES ON TRACTORS AND TRAILERS

     New tires on tractors and trailers are capitalized and amortized to operating supplies and expenses on a cents per mile basis.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed currently. Depreciation is provided using the straight-line method for financial reporting and accelerated methods for income tax purposes. The detail of property and equipment at December 31, 2001 and 2000 is as follows (in thousands):

                                                        2001       2000     USEFUL LIVES
                                                      --------   --------   -------------
Tractors and trailers...............................  $416,510   $408,593   4 to 10 years
Buildings and facilities (including leasehold
  improvements).....................................    49,403     51,814   4 to 25 years
Land................................................    13,563     17,589
Furniture, fixtures, and equipment..................    39,820     39,846   3 to 10 years
Service cars and equipment..........................     2,860      3,307   3 to 10 years
                                                      --------   --------
                                                       522,156    521,149
Less accumulated depreciation and amortization......   307,515    261,787
                                                      --------   --------
                                                      $214,641   $259,362
                                                      ========   ========

     Depreciation expense amounted to $56,298,000, $57,179,000, and $54,591,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

GOODWILL

     Goodwill is being amortized on a straight-line basis over 20 to 40 years. Amortization (included in depreciation and amortization expense) for the years ended December 31, 2001, 2000, and 1999 amounted to approximately $3,537,000, $3,531,000, and $3,466,000, respectively. Accumulated amortization was approximately $17,763,000 and $14,226,000 at December 31, 2001 and 2000,
respectively. The Company periodically evaluates the realizability of goodwill based on expectations of nondiscounted cash flows and operating income for each subsidiary having a material goodwill balance. In the opinion of management, no impairment of goodwill exists at December 31, 2001.

     During 2000, Axis Group acquired the stock of CT Group, Inc. for approximately $8.4 million and resulted in goodwill amounting to approximately $6.6 million. The acquisition was accounted for as a purchase, and accordingly, the consolidated statements of operations include the results of operations of CT

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

Group, Inc. since the date of acquisition. The acquisition of CT Group, Inc. did not have a material impact on the Company's consolidated financial statements.

EQUITY INVESTMENTS

     The Company is accounting for the investments under the equity method of accounting with its share of the ventures' earnings or loss reflected as equity in earnings of joint venture, net of tax in the consolidated statements of operations.

CASH SURRENDER VALUE OF LIFE INSURANCE

     The Company maintains life insurance policies for certain employees of the Company. Under the terms of the policies, the Company will receive, upon the death of the insured, the lesser of aggregate premiums paid or the face amount of the policy. Any excess proceeds over premiums paid are remitted to the employee's beneficiary. The Company records the increase in cash surrender value each year as a reduction of premium expense. The lesser of the aggregate premiums paid or the cash surrender value was approximately $8,844,000 and $9,264,000 as of December 31, 2001 and 2000, respectively, and is included in other assets on the accompanying balance sheets.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                               2001      2000      1999
                                                              -------   -------   -------
Cash paid during the year for interest......................  $37,726   $33,623   $31,982
Cash paid during the year for income taxes, net of
  refunds...................................................    1,520       955     1,056
Liabilities assumed in connection with businesses
  acquired*.................................................        0       865         0

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

RECLASSIFICATION

     Certain amounts in the financial statements have been reclassified to conform to the current year presentation.

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

     The amounts disclosed represent management's best estimates of fair value. In accordance with SFAS No. 107, the Company has excluded certain financial instruments and all other assets and liabilities from its

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
disclosure. Accordingly, the aggregate fair value amounts presented are not intended to, and do not, represent the underlying fair value of the Company.

     The methods and assumptions used to estimate fair value are as follows:

  Cash and Cash Equivalents

          The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

  Short-Term Investments

          The Company's short-term investments are comprised of debt and equity securities, all classified as trading securities, which are carried at their fair value based on the quoted market prices of those investments. Accordingly, net realized and unrealized gains and losses on trading securities are included in net earnings (Note 5).

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

     The asset and (liability) amounts recorded in the balance sheet and the estimated fair values of financial instruments at December 31, 2001 consisted of the following (in thousands):

                                                              CARRYING
                                                               AMOUNT     FAIR VALUE
                                                              ---------   ----------
Cash and cash equivalents...................................  $  10,543   $  10,543
Short-term investments......................................     64,794      64,794
Long-term debt..............................................   (289,158)   (211,160)

ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31, 2001 and 2000 (in thousands):

                                                               2001      2000
                                                              -------   -------
Wages and benefits..........................................  $34,992   $37,594
Claims and insurance reserves...............................   33,721    23,105
Other.......................................................   14,250    18,788
                                                              -------   -------
                                                              $82,963   $79,487
                                                              =======   =======

     The long-term portion of claims and insurance reserves is included in the balance sheets as other long-term liabilities and amounts to approximately $68,625,000 and $69,315,000 at December 31, 2001 and 2000, respectively.

     The Company has implemented a program to achieve a significant reduction in corporate overhead expenses. Targeted in the plan are workforce reductions and additional efforts to decrease discretionary

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
spending and eliminate fixed costs. The Company terminated approximately 190 and 100 corporate and field employees during 2001 and 2000, respectively, as part of its cost-cutting plans. The following table summarizes the activity in the accrual for termination benefits for the years ended December 31, 2001 and 2000, (in thousands):

                                                               2001      2000
                                                              -------   ------
Beginning balance...........................................  $ 1,600   $    0
Additions to reserve charged to salaries, wages, and fringe
  benefits..................................................    9,200    2,500
Cash payments...............................................   (7,100)    (900)
                                                              -------   ------
Ending balance..............................................  $ 3,700   $1,600
                                                              =======   ======

     The accrual for termination benefits of $3.7 million and $1.6 million at December 31, 2001 and 2000, respectively, is included in accrued liabilities -- wages and benefits above.

CLAIMS AND INSURANCE RESERVES

     In the United States, the Company retains liability up to $650,000 for each workers' compensation claim and $500,000 for each claim for automobile and general liability, including personal injury and property damage claims. In addition to the $500,000 per occurrence deductible for automobile liability, there is a $1,500,000 aggregate deductible for those claims which exceed the $500,000 per occurrence deductible, subject to a $1,000,000 per claim limit. Allied has also applied a $1,000,000 interaggregate limit to the layer from $1,000,000 to $2,000,000. This additional exposure is limited to $1,000,000 in the aggregate for losses between $1,000,000 and $2,000,000. Furthermore, the Company retains liability up to $250,000 for each cargo damage claim. In Canada, the Company retains liability up to CDN $100,000 for each claim for personal injury, property damage, and cargo damage.

     Reserves for self-insured workers' compensation, automobile, and general liability losses are based on actuarial estimates that are discounted at 6% to their present value based on the Company's historical claims experience adjusted for current industry trends. The undiscounted amount of the reserves for claims and insurance at December 31, 2001 and 2000 was approximately $108,614,000 and $103,085,000, respectively. The claims and insurance reserves are adjusted periodically as such claims mature to reflect changes in actuarial estimates based on actual experience.

     The estimated costs of all known and potential losses are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims.

COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners. The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustment, and additional minimum pension liability, net of income taxes, in the accompanying consolidated statements of changes in stockholders' equity.

EARNINGS PER SHARE

     SFAS No. 128, "Earnings Per Share," requires presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the years presented. Diluted earnings per share reflect the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic and diluted earnings per share are not materially different for the years presented. A

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
reconciliation of the number of weighted average shares used in calculating basic and diluted earnings per share is as follows (in thousands):

                                                              2001    2000    1999
                                                              -----   -----   -----
Weighted average number of common shares
  outstanding -- basic earnings per share...................  8,128   7,946   7,810
Effect of potentially dilutive shares outstanding...........      0       0      41
                                                              -----   -----   -----
Weighted average number of common shares
  outstanding -- diluted earnings per share.................  8,128   7,946   7,851
                                                              =====   =====   =====

     As of December 31, 2001, 2000, and 1999, there were 581,684, 288,848, and
144,805 shares, respectively which were excluded as they would be antidilutive.

DERIVATIVES AND HEDGING ACTIVITIES

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     From time to time, the Company enters into futures contracts to manage the risk associated with changes in fuel prices. Gains and losses from fuel hedging contracts are recognized as part of fuel expense when the Company uses the underlying fuel being hedged. The Company does not enter into fuel hedging contracts for speculative purposes. During 2001, the Company did not have any outstanding fuel hedging contracts or other derivative instruments that fall under the provisions of SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."

3. RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Included in the accompanying consolidated statements of operations is amortization expense related to goodwill of approximately $3,537,000, $3,531,000, and $3,466,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. In accordance with SFAS No. 142, the Company has six months, subsequent to the adoption of the statement, to complete the first step of the transitional goodwill impairment test. Pursuant to the adoption of SFAS No. 142, the Company has established its reporting units based on its reporting structure in a reasonable and supportable manner. The Company expects to complete the transitional test within the six-month period and will report the results of that testing subsequent to its completion. Pursuant to the adoption of SFAS No. 142, the Company will annually test goodwill for impairment on the anniversary of the transitional goodwill impairment test.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company plans to adopt SFAS No. 143 in the first quarter of fiscal 2003. Management will evaluate the impact of the adoption of this statement on the consolidated financial statements during fiscal 2002.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company plans to adopt SFAS No. 144 on January 1, 2002. Management does not expect the adoption to have a material impact on the financial position or results of operations of the Company.

4. EQUITY INVESTMENTS

     During 2000 and 2001, Axis Group had interests in four joint ventures for the purpose of managing the distribution of vehicles in the United Kingdom and Brazil. Axis Group initially invested $10,395,000 in the ventures. The Company accounts for the investments under the equity method of accounting with its share of the ventures' net of tax earnings or loss reflected as equity in earnings of joint ventures, net of tax, in the consolidated statements of operations. The related equity investments are included in other assets in the accompanying consolidated balance sheets. Income taxes related to the joint ventures for the years ended December 31, 2001, 2000, and 1999 were $2,500,000, $2,100,000, and $882,000, respectively.

     On December 10, 2001, Axis Group completed the sale of its interest in joint ventures held by the Company's subsidiary, Axis International, Inc., for approximately $20.5 million in cash. The Company sold the following equity interests held by Axis Group: (i) 50% interest in Autocar Logistics Limited, a company registered in England and Wales, (ii) 50% interest in Ansa Logistics Limited, a company registered in England and Wales, and (iii) 32% interest in Vehicle Logistics Corporation BV, a company registered in the Netherlands. The gain on the sale of the Company's interest in the joint ventures was $16.2 million.

     The majority of the Company's equity in earnings of joint ventures in 2001 and 2000 was derived from its joint venture in the United Kingdom, Ansa Logistics Limited. Summarized financial information of Ansa Logistics Limited for the years ended December 31, 2001 and 2000 is as follows (in thousands):

                                                               2001       2000
                                                              -------   --------
Current assets..............................................  $29,509   $ 34,799
Other assets................................................    4,895      5,019
                                                              -------   --------
          Total assets......................................  $34,404   $ 39,818
                                                              =======   ========
Current liabilities.........................................  $30,875   $ 32,194
                                                              =======   ========
Revenues....................................................  $99,702   $102,974
                                                              =======   ========
Operating income............................................  $ 5,974   $  6,858
                                                              =======   ========
Income from continuing operations...........................  $ 6,207   $  6,867
                                                              =======   ========
Net income..................................................  $ 4,199   $  4,394
                                                              =======   ========

     The summarized financial information was derived from financial statements of Ansa Logistics Limited, which were audited by other auditors whose report thereon is dated March 27, 2002.

     During 2001, Axis Group recorded an impairment charge of $10 million on its equity interest in the Brazilian joint venture. The Company has reached an agreement in principle to sell its investment in Brazil for $3 million.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

5. INVESTMENTS

     The Company's investments consist of federal, state, and municipal government obligations, corporate securities, and equity securities. All of the Company's investments are held by Haul for settlement of insurance claims and not available to the Company for operations. In addition, the Company had $7,800,000 and $1,450,000 in cash and cash equivalents at December 31, 2001 and 2000, respectively, which are held by Haul for settlement of insurance claims. At December 31, 2001, all of the investments were classified as trading securities as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     A summary of investments at December 31, 2001 and 2000 is as follows (in thousands):

                                                                   2001
                                                 -----------------------------------------
                                                             UNREALIZED AMOUNTS
                                                 AMORTIZED   -------------------    FAIR
                                                   COST       GAINS      LOSSES     VALUE
                                                 ---------   -------    --------   -------
Fixed maturities:
  United States government and United States
     government sponsored agencies.............   $21,964    $  378     $  (141)   $22,201
  Asset and mortgage-backed securities.........     4,036        88         (47)     4,077
  Corporate and other..........................    20,679       587        (100)    21,166
  Foreign government and foreign government
     sponsored debt securities.................     3,665       173           0      3,838
Equity securities..............................    15,451       846      (2,785)    13,512
                                                  -------    ------     -------    -------
Investments carrying value.....................   $65,795    $2,072     $(3,073)   $64,794
                                                  =======    ======     =======    =======

                                                                   2000
                                                 -----------------------------------------
                                                             UNREALIZED AMOUNTS
                                                 AMORTIZED   -------------------    FAIR
                                                   COST       GAINS      LOSSES     VALUE
                                                 ---------   -------    --------   -------
Fixed maturities:
  United States government and United States
     government sponsored agencies.............   $10,612    $  316     $     0    $10,928
  Asset and mortgage-backed securities.........     2,003        23           0      2,026
  Corporate and other..........................    28,175       609         (32)    28,752
  Foreign government and foreign government
     sponsored debt securities.................     6,191       262           0      6,453
Equity securities..............................    12,267     1,099      (1,633)    11,733
                                                  -------    ------     -------    -------
Investments carrying value.....................   $59,248    $2,309     $(1,665)   $59,892
                                                  =======    ======     =======    =======

     The fair value of investment securities is generally based on quoted market prices.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     Scheduled maturities of investments in debt securities at December 31, 2001 were as follows (in thousands):

                                                              AMORTIZED COST   FAIR VALUE
                                                              --------------   ----------
Due in one year or less.....................................     $ 4,224        $ 4,335
Due after one year through five years.......................      24,027         24,725
Due after five years through ten years......................       9,536          9,602
Due after ten years.........................................       8,521          8,543
                                                                 -------        -------
                                                                  46,308         47,205
Mortgage-backed securities..................................       4,036          4,077
                                                                 -------        -------
          Total.............................................     $50,344        $51,282
                                                                 =======        =======

     Expected and scheduled maturities may differ because the issuers of certain securities may have the right to call, prepay, or otherwise redeem such obligations without penalty.

     The cost of securities sold is based on the specific identification method. Sales of securities for the years ended December 31, 2001, 2000, and 1999 are summarized below (in thousands):

                                                             2001      2000      1999
                                                           --------   -------   -------
Fixed maturities:
  Cash proceeds..........................................  $117,564   $29,416   $22,872
  Gross realized gains...................................     1,407       403       765
  Gross realized losses..................................      (136)     (227)     (447)
Equity securities:
  Cash proceeds..........................................     4,920     4,167     1,112
  Gross realized gains...................................       493       482       210
  Gross realized losses..................................      (265)      (88)       (2)

6. INCOME TAXES

     Income (loss) before income taxes consisted of the following:

                                                           2001       2000       1999
                                                         --------   --------   --------
U.S. ..................................................  $(62,872)  $(37,197)  $(21,639)
Foreign................................................     2,083     25,827     23,366
                                                         --------   --------   --------
          Total income before tax......................  $(60,789)  $(11,370)  $  1,727
                                                         ========   ========   ========

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The following summarizes the components of the income tax (benefit) provision (in thousands):

                                                             2001      2000      1999
                                                           --------   -------   -------
Current:
  Federal................................................  $      0   $   (10)  $    10
  State..................................................       (38)      249      (239)
  Foreign................................................       448     3,111     1,058
Deferred:
  Federal................................................   (15,739)      362       255
  State..................................................    (1,723)   (1,762)      521
  Foreign................................................        21       691     4,284
  Tax benefit of federal, state, and foreign operating
     loss carryforwards..................................    (6,898)   (2,944)   (3,769)
  Tax expense (benefit) of foreign tax credit
     carryforwards, net of valuation allowance...........     2,636    (4,766)   (1,942)
                                                           --------   -------   -------
          Total income tax (benefit) provision...........  $(21,293)  $(5,069)  $   178
                                                           ========   =======   =======

     The provision for income taxes differs from the amounts computed by applying federal statutory rates due to the following (in thousands):

                                                             2001      2000      1999
                                                           --------   -------   -------
(Benefit) provision computed at the federal statutory
  rate...................................................  $(20,668)  $(3,866)  $   587
State income taxes, net of federal income tax effects....    (2,130)   (1,360)   (1,083)
Tax benefit associated with sale of joint ventures.......    (1,151)        0         0
Insurance premiums, net of recovery......................         0         0       101
Amortization of goodwill.................................       524       505       423
Nondeductible expenses...................................       909       346       272
Earnings in jurisdictions taxed at rates different from
  the statutory U.S. federal rate........................         0       880     1,024
Equity income in affiliates, reflected net of tax........      (964)   (1,729)   (1,014)
Reversal of previously accrued taxes.....................    (2,221)        0         0
Valuation allowance......................................     4,717         0         0
Other, net...............................................      (309)      155      (132)
                                                           --------   -------   -------
          Total income tax (benefit) provision...........  $(21,293)  $(5,069)  $   178
                                                           ========   =======   =======

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2001 and 2000 is as follows (in thousands):

                                                                2001       2000
                                                              --------   --------
Deferred tax assets:
  Claims and insurance expense..............................  $ 23,982   $ 19,470
  Accrued compensation expense..............................     4,492      5,455
  Postretirement benefits...................................     3,862      4,157
  Other liabilities not currently deductible................     3,461      2,092
  Bad debt reserves.........................................     4,455      1,391
  Tax carryforwards.........................................    31,161     19,112
  Cumulative other comprehensive income.....................     5,224      4,720
  Other, net................................................     4,271      1,183
                                                              --------   --------
          Total deferred tax assets.........................    80,908     57,580
                                                              --------   --------
Deferred tax liabilities:
  Prepaids currently deductible.............................    (6,822)    (8,161)
  Depreciation and amortization.............................   (54,384)   (60,125)
  Other, net................................................    (3,965)      (517)
                                                              --------   --------
          Total deferred tax liabilities....................   (65,171)   (68,803)
                                                              --------   --------
Valuation allowance.........................................    (4,717)         0
                                                              --------   --------
Net deferred tax assets (liabilities).......................  $ 11,020   $(11,223)
                                                              ========   ========

     The Company has certain tax carryforwards available to offset future income taxes consisting of net operating losses that expire from 2012 to 2021, foreign tax credits that expire from 2002 to 2006, charitable contributions that expire from 2002 to 2005, and alternative minimum tax credits that have no expiration dates.

     The net change in the total valuation allowance for the year ended December 31, 2001 was an increase of $4,717,000 relating to certain foreign tax credits that are not expected to be realized. Management believes, based on the Company's earnings history, the actions the Company has taken and will continue to take to improve its financial performance, expectations of future taxable income, and other relevant considerations that it is more likely than not that the future taxable income will be sufficient to utilize the remaining net deferred tax assets which exist at December 31, 2001.

     In March 2001, the Internal Revenue Service closed its examination of the Company's tax returns for years up to and including 1997. The examination did not result in any additional tax liabilities. As part of the closure, the Company reversed a portion of the previously accrued taxes, increasing the tax benefit for the year ended December 31, 2001 by $2,221,000.

7. LEASE COMMITMENTS

     The Company leases equipment, office space, computer equipment, and certain terminal facilities under noncancelable operating lease agreements which expire in various years through 2007. Rental expenses under these leases amounted to approximately $11,327,244, $10,918,000, and $9,118,000 for the years ended
December 31, 2001, 2000, and 1999, respectively.

     The Company also leases certain terminal facilities under cancelable leases (i.e., month-to-month terms). The total rental expenses under these leases were approximately $4,051,498, $4,037,000, and $3,686,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The Company has operating lease commitments for approximately 400 rigs. The terms of the leases are seven years and expire between 2005 and 2007. The lease agreements contain residual guarantees of up to 15.5% of the original costs of the rigs.

     During 1999, the Company entered into a sublease agreement with a third party for a leased building under which the Company's commitment expires in 2006. The sublease agreement with the third party expires in 2004. Total sublease income earned during 2001, 2000, and 1999 was approximately $964,120, $1,016,000, and $623,000.

     Future minimum rental commitments and related sublease income under all noncancelable operating lease agreements, excluding lease agreements that expire within one year, are as follows as of December 31, 2001 (in thousands):

                                                                            SUBLEASE
                                                              COMMITMENTS    INCOME
                                                              -----------   --------
2002........................................................    $11,666      $  986
2003........................................................     11,314       1,011
2004........................................................     10,805         361
2005........................................................     10,233           0
2006........................................................      6,566           0
Thereafter..................................................      6,500           0
                                                                -------      ------
          Total                                                 $57,084      $2,358
                                                                =======      ======

8. LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 2001 and 2000 (in thousands):

                                                                2001       2000
                                                              --------   --------
Revolving credit facility...................................  $ 98,900   $134,866
Senior notes................................................   150,000    150,000
Senior subordinated notes...................................    40,258     40,000
Other.......................................................         0        119
                                                              --------   --------
                                                               289,158    324,985
Less current maturities of long-term debt...................    (2,625)      (109)
                                                              --------   --------
                                                              $286,533   $324,876
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

     The senior notes set forth a number of negative covenants binding on the Company. The covenants limit the Company's ability to, among other things, purchase or redeem stock, make dividend or other distributions,

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
make investments, and incur or repay debt (with the exception of payment of interest or principal at stated maturity).

     Concurrent with the issuance of the senior notes, the Company closed on a revolving credit facility (the "Revolving Credit Facility"). The Company also previously issued $40,000,000 of senior subordinated notes (the "Senior Subordinated Notes") through a private placement. At December 31, 2001, $98,900,000 was outstanding under the Revolving Credit Facility with a weighted average interest rate of 6.1% and approximately $10,700,000 was committed under letters of credit.

     On February 25, 2002, the Company refinanced the Revolving Credit Facility and Senior Subordinated Notes with a new credit facility including certain term loans (the "Term Loans")(collectively, the "Credit Facility"). Proceeds from the Term Loans were used to repurchase the $40,000,000 of Senior Subordinated Notes for $37,250,000. The Credit Facility includes a revolving credit facility (the "Revolver") that allows the Company to borrow under a revolving line of credit up to the lesser of $120,000,000 or a borrowing base amount as defined in the Credit Facility. The interest rate for the Revolver is based upon the prime rate plus 1.5% or LIBOR plus 4.5% at management's discretion with a minimum interest rate of 6.5%. Annual commitment fees are due on the undrawn portion of the commitment. At February 25, 2002, $58,200,000 was outstanding under the Revolver, and approximately $17,970,000 was committed under letters of credit. As of February 25, 2002, the Company had approximately $23,800,000 available under the Revolver.

     The Term Loans are comprised of four loans: $17,500,000 Term Loan A, $25,000,000 Term Loan B, $11,000,000 Term Loan C, and $29,250,000 Term Loan D.
The Credit Facility (except Term Loan D) matures on February 25, 2005. Term Loan D matures on February 26, 2005.

     Term Loan A is repayable in installments over three years, with interest payable monthly based upon the prime rate plus 2.75% with a minimum interest rate of 7.75%. Term Loan B is repayable in installments over three years, with interest payable monthly based upon the prime rate plus 6.5%. The interest rate on Term Loan B includes interest paid in kind of 3.5% that will be payable upon maturity. The minimum interest for Term Loan B is 11.5%. Term Loan C is payable in full at maturity with interest payable monthly based upon the prime rate plus 9%. The interest rate on Term Loan C also includes interest paid in kind of 5% that will be payable upon maturity. The minimum interest for Term Loan C is 14%. Term Loan D is payable in full at maturity with interest payable quarterly based upon the prime rate plus 3.5%.

     Borrowings under the Credit Facility are secured by a first priority security interest on assets of the Company and certain of its subsidiaries, including a pledge of stock of certain subsidiaries. In addition, certain subsidiaries of the Company jointly and severally guarantee the obligations of the Company under the Credit Facility.

     The Credit Facility agreement sets forth a number of affirmative, negative, and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, or sell assets. The financial covenants require the Company to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization amount and include leverage and fixed charge coverage ratios.

     The Company does not anticipate any covenant violations during 2002. There can be no assurance, however, that the Company will be able to comply with these or its other debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its debt instruments, if not waived, or to adequately service debt obligations, could result in default under the Credit Facility. Any default under the Company's debt instruments, particularly any default that results in an acceleration of indebtedness or foreclosure on collateral could have a material adverse effect on the Company.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     Giving effect to the scheduled maturities under the Credit Facility, future maturities of long-term debt are as follows at December 31, 2001 (in thousands):

2002........................................................  $  2,625
2003........................................................     6,000
2004........................................................    13,500
2005........................................................   117,033
2006........................................................         0
Thereafter..................................................   150,000
                                                              --------
                                                              $289,158
                                                              ========

9. EMPLOYEE BENEFITS

  Pension and Postretirement Benefit Plans

     The Company maintains the Allied Defined Benefit Pension Plan, a trusteed noncontributory defined benefit pension plan for management and office personnel in the United States, and the Pension Plan for Employees of Allied Systems (Canada) Company and Associated Companies for management and office personnel in Canada (the "Canada Plan") (collectively, the "Plans"). Under the Plans, benefits are paid to eligible employees upon retirement based primarily on years of service and compensation levels at retirement. Contributions to the Plans reflect benefits attributed to employees' services to date and services expected to be rendered in the future. The Company's funding policy is to contribute annually at a rate that is intended to fund future service benefits at a level percentage of pay and past service benefits over a 30-year period. At December 31, 1998, participation in the Canada Plan was frozen. During 2000, the Company provided a defined contribution plan for its management and office personnel in Canada. The vested benefits of participants in the Canada Plan were transferred to the defined contribution plan during 2001. The Company also froze employee participation in the Allied Defined Benefit Pension Plan in February 2002.

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

     In conjunction with a prior acquisition, the Company took over a postretirement benefit plan to provide retired employees with certain health care and life insurance benefits. Substantially all employees not covered by union-administered medical plans and who had retired as of September 30, 1997 are eligible for these benefits. Benefits are generally provided to qualified retirees under age 65 and eligible dependents. Furthermore, the Company took over two defined pension plans for a certain terminal. One of the plan's benefits provides a monthly benefit based on years of service upon retirement. The other plan provides benefits to eligible employees upon retirement based primarily on years of service and compensation levels at retirement.

     All disclosures related to the Company's pension and postretirement benefit plans have been prepared in accordance with SFAS No. 132.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The change in the projected benefit obligation of the defined benefit pension plans and the postretirement benefit plans consisted of the following during fiscal years 2001 and 2000 (in thousands):

                                                     DEFINED BENEFIT     POSTRETIREMENT
                                                      PENSION PLANS       BENEFIT PLANS
                                                    -----------------   -----------------
                                                     2001      2000      2001      2000
                                                    -------   -------   -------   -------
Change in benefit obligation:
  Benefit obligation at beginning of fiscal
     year.........................................  $44,103   $41,608   $ 7,819   $ 8,808
     Service cost.................................    2,194     2,727         0         0
     Interest cost................................    2,757     3,038       571       616
     Foreign currency translation.................      (27)     (208)        0         0
     Plan amendments and other....................      148         0         0         0
     Actuarial (gain) loss........................   (2,530)     (553)    2,474      (455)
     Canada Plan vested benefits transfer.........   (6,533)        0         0         0
     Benefits paid................................   (2,806)   (2,509)   (1,238)   (1,150)
                                                    -------   -------   -------   -------
  Benefit obligation at end of fiscal year........  $37,306   $44,103   $ 9,626   $ 7,819
                                                    =======   =======   =======   =======

     The change in plan assets and funded status of the defined benefit pension plans and the postretirement benefit plans consisted of the following during fiscal years 2001 and 2000 (in thousands):

                                                           DEFINED BENEFIT       POSTRETIREMENT
                                                            PENSION PLANS        BENEFIT PLANS
                                                          ------------------   ------------------
                                                           2001       2000      2001       2000
                                                          -------   --------   -------   --------
Change in plan assets:
  Fair value of plan assets at beginning of year........  $32,960   $ 31,776   $     0   $      0
     Actual return on plan assets.......................   (2,585)       848         0          0
     Employer contribution..............................   12,274      2,845     1,238      1,150
     Canada Plan vested benefits transfer...............   (6,533)         0         0          0
     Benefits paid......................................   (2,806)    (2,509)   (1,238)    (1,150)
                                                          -------   --------   -------   --------
  Fair value of plan assets at end of year..............  $33,310   $ 32,960   $     0   $      0
                                                          =======   ========   =======   ========
Funded status...........................................  $(3,996)  $(11,143)  $(9,626)  $ (7,819)
Unrecognized actuarial loss (gain)......................    7,996      5,678       108     (2,244)
Unrecognized prior service cost.........................      545        626      (185)      (220)
Unrecognized transition asset...........................      (70)      (120)        0          0
Additional minimum liability............................   (2,150)         0         0          0
                                                          -------   --------   -------   --------
Accrued benefit cost....................................  $ 2,325   $ (4,959)  $(9,703)  $(10,283)
                                                          =======   ========   =======   ========
Amounts recognized in the consolidated balance sheets
  consist of:
  Pension asset (accrued liabilities)...................  $ 2,325   $ (4,959)  $  (340)  $   (340)
  Postretirement benefits other than pensions...........        0          0    (9,363)    (9,943)
                                                          -------   --------   -------   --------
                                                          $ 2,325   $ (4,959)  $(9,703)  $(10,283)
                                                          =======   ========   =======   ========

     The Company recognizes a minimum pension liability for underfunded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset, to the extent of previously unrecognized prior service cost or a reduction of shareholders' equity. The Company had recorded additional liabilities of $2,150,000 and $0 as of December 31, 2001 and 2000, respectively. An intangible asset of $841,000 and $0 was recorded as of December 31, 2001 and 2000, respectively.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The following assumptions were used in determining the actuarial present value of the projected pension benefit obligation and postretirement benefit obligation at December 31, 2001 and 2000:

                                                          DEFINED BENEFIT     POSTRETIREMENT
                                                           PENSION PLANS      BENEFIT PLANS
                                                          ----------------    --------------
                                                           2001      2000     2001     2000
                                                          ------    ------    -----    -----
Weighted average discount rate..........................   7.50%     7.77%    7.50%    8.00%
Weighted average expected long-term rate of return on
  assets................................................   9.75      9.19      N/A      N/A
Weighted average rate of compensation increase..........   2.68      3.03      N/A      N/A

     The net periodic benefit cost recognized for the defined benefit pension plans and the postretirement benefit plans includes the following components at December 31, 2001 and 2000 (in thousands):

                                                         DEFINED BENEFIT    POSTRETIREMENT
                                                          PENSION PLANS     BENEFIT PLANS
                                                        -----------------   --------------
                                                         2001      2000      2001    2000
                                                        -------   -------   ------   -----
Components of net periodic benefit cost:
  Service cost........................................  $ 2,194   $ 2,727   $   0    $  0
  Interest cost.......................................    2,757     3,038     571     616
  Expected return on plan assets......................   (2,639)   (2,876)      0       0
  Amortization of unrecognized net actuarial loss
     (gain)...........................................      139       192    (115)      0
  Amortization of prior service cost..................      229       233     (34)      0
  Amortization of transition asset....................      (50)      (50)      0       0
  Recognized actuarial (gain) loss....................      (27)      679       0     (87)
                                                        -------   -------   -----    ----
Net periodic benefit cost.............................  $ 2,603   $ 3,943   $ 422    $529
                                                        =======   =======   =====    ====

     The weighted average annual assumed rate of increase in the per capital cost of covered benefits (i.e., health care trend rate) for the health plans is 6.91% for 2001 and 7.44% for 2000, grading to 5% over five years. The effect of a 1% increase in the assumed trend rate would have increased the accumulated postretirement benefit obligation as of December 31, 2001 by approximately $499,290. The effect of this change on the periodic postretirement benefit cost for 2001 would be approximately $21,320.

     At December 31, 2001, plan assets consisted primarily of U.S. and international corporate bonds and stocks, convertible equity securities, and U.S. and Canadian government securities.

     A substantial number of the Company's employees are covered by union-sponsored, collectively bargained, multiemployer pension plans. The Company contributed and charged to expense approximately $41,466,000, $46,192,000, and $43,451,000 for the years ended December 31, 2001, 2000, and
1999, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man-hours worked. In the event the Company withdraws from participating in these plans, the Company could incur a withdrawal liability. In the opinion of management, the Company has no intention to withdraw from the Plan.

     Also, a substantial number of the Company's employees are covered by union-sponsored, collectively bargained, multiemployer health and welfare benefit plans. The Company contributed and charged to expense approximately $40,491,000, $47,040,000, and $47,027,000 in 2001, 2000, and 1999, respectively, in connection with these plans. These required contributions are determined in accordance with the provisions of negotiated labor contracts and are for both active and retired employees.

401(K) PLAN

     The Company has a 401(k) plan covering all of its employees in the United States. The Company eliminated its 401(k) employer contributions in 2001. The Company did not pay administrative expenses for

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES
the 401(k) plan in 2001. The Company's administrative expense for the 401(k) plan was $101,000 and $110,000 in fiscal years 2000 and 1999, respectively. Prior to January 1, 2001, the Company contributed the lesser of 3% of participant wages or $1,000 per year for each nonbargaining unit participant of the plan. The Company contributed approximately $682,000, and $760,000 to the plan during the years ended December 31, 2000 and 1999, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     During December 1998, the Company approved an Employee Stock Purchase Plan (the "ESPP"). The ESPP allows eligible employees, as defined, the right to purchase common stock of the Company on a quarterly basis at 85% of the lower of the fair market value on the first business day of the calendar quarter or on the last business day of the calendar quarter. There are 700,000 shares of the Company's common stock reserved under the ESPP, of which 179,000 and 146,000 shares were issued to employees during 2001 and 2000, respectively. At December 31, 2001, the remaining shares available under the ESPP are 304,000.

10. COMMITMENTS AND CONTINGENCIES

CUSTOMER CONTRACTS

     The Company negotiates fixed rates with its customers for the delivery of vehicles. The delivery rates are based on contract agreements that expire at various dates through 2005. During 2001, the Company renegotiated rates for all of its customers to include an administrative processing fee for services provided.

LITIGATION, CLAIMS, AND ASSESSMENTS

     The Company is involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, other than those discussed below, will not have a material adverse effect on the Company's financial position or results of operations.

     Gateway Development & Manufacturing, Inc. v. Commercial Carriers, Inc., et al., Index No. 1997/8920 (the "Gateway Case") and Commercial Carriers, Inc. v. Gateway Development & Manufacturing, Inc., et al. (the "CCI Case"), Index No. 12000/8184. The claims at issue in both the Gateway Case and the CCI Case center around the contention that the Company breached legal duties with respect to a failed business transaction involving Gateway Development & Manufacturing, Inc., Ryder Truck Rental, Inc. and Ryder System, Inc. In the Gateway Case, the Company has sought and received summary judgment in its favor on the sole claim (for tortious interference with contract) asserted against it by Gateway Development & Manufacturing, Inc., but the court has permitted the filing and service of cross-claims against the Company by the other defendants in that action. In the CCI Case, the Company has accepted service of a separate complaint asserting claims against the Company by the other defendants in the Gateway Case. It is anticipated that the claims asserted in both the Gateway Case and the CCI Case will be resolved in a unified proceeding. With respect to the entirety of this litigation, the Company intends to continue its vigorous defense against the claims asserted against it, as management believes all of those claims are without merit. While the ultimate results of this litigation cannot be predicted, if this litigation is resolved in a manner that is adverse to the Company, it could have a material adverse effect on the Company's consolidated financial position or results of operations.

     Ryder Systems, Inc. v. Allied Holdings, Inc., AH Acquisition Corp., and Allied Automotive Group, Inc., Case No. 01-3553-CIV-HUCK in the United States District Court for the Southern District of Florida, relates to the Company's August 1997 stock acquisition of certain corporations wholly owned by Ryder. Through that acquisition, the Company agreed to assume financial responsibility for certain third-party injury claims arising on or before the August 1997 closing date. Ryder's original complaint was filed on August 16,

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

2001. In response, the Company moved to dismiss, and the Court granted that motion with leave for Ryder to amend its complaint. On December 26, 2001, Ryder timely filed its amended complaint. Ryder's five-count amended complaint alleges, in count one that the Company breached their agreement with Ryder by failing to undertake certain logistical actions (including posting letters of credit and bonds) to substitute the Company for Ryder under an insurance policy covering third-party claims and with various states' agencies who regulate matters such as self-insured workers' compensation. In counts two through four, the amended complaint alleges the contract does not create these obligations. The amended complaint also alleges that the legal doctrines of promissory estoppel, good faith, fair dealing and negligent misrepresentation created them. In count five, the amended complaint seeks a declaration that the Company is required to undertake these logistical actions. The Company intends to vigorously defend against the claims asserted, as management believes all of those claims are without merit. It has moved to dismiss the first four counts, answered the declaratory judgment count, and raised several counterclaims. The ultimate results of this litigation cannot be predicted. However, if Ryder prevails on its claims and the Court orders the Company to substitute in for Ryder by, among other things, posting substantial letters of credit, it may have a material adverse effect on the Company's consolidated financial position or results of operations.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with certain executive officers of the Company. The agreements provide for compensation to the officers in the form of annual base salaries and bonuses based on earnings. The employment agreements also provide for severance benefits upon the occurrence of certain events, including a change in control, as defined.

PURCHASE AND SERVICE CONTRACT COMMITMENTS

     In April 2001, the Company entered into a commitment to purchase 1,000,000 gallons of low sulfur diesel fuel per month for the period beginning September 1, 2001 through and including August 31, 2002 at determinable prices defined within the agreement.

     In April 2001, the Company entered into a five-year commitment with IBM to provide its mainframe computer processing services. The agreement includes outsourcing at determinable prices defined within the agreement.

COLLECTIVE BARGAINING AGREEMENTS

     Approximately 86% of the Company's total labor force is covered by collective bargaining agreements. Collective bargaining agreements representing the majority of the total workforce were renewed during 1999 and expire in 2003.

11. REVENUES FROM MAJOR CUSTOMERS

     Substantially all of the Company's revenues and receivable are realized through the automotive industry.

     In 2001, 2000, and 1999, approximately 68%, 73%, and 75%, respectively, of the Company's revenues were derived from the three largest domestic automobile manufacturers. In 2001, 2000, and 1999, General Motors Corporation accounted for approximately 28%, 31%, and 33%, respectively, of revenues; Ford Motor Company accounted for approximately 25%, 27%, and 26%, respectively, of revenues; and Daimler Chrysler Corporation accounted for 15%, 15%, and 16%, respectively, of revenues. As of December 31, 2001 and 2000, General Motors Corporation accounted for approximately 21% and 16%, respectively, of receivables; Ford Motor Company accounted for approximately 29% and 31%, respectively, of receivables; and Daimler Chrysler Corporation accounts for 12% and 14%, respectively, of receivables.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

12. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

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

                                                              2001        2000         1999
                                                            --------   ----------   ----------
Revenues -- unaffiliated customers:
  Allied Automotive Group.................................  $868,222   $1,040,644   $1,057,889
  Axis Group..............................................    28,545       28,439       23,368
  Corporate/other.........................................         0           71           52
                                                            --------   ----------   ----------
          Total...........................................  $896,767   $1,069,154   $1,081,309
                                                            ========   ==========   ==========
Depreciation and amortization:
  Allied Automotive Group.................................  $ 53,187   $   52,683   $   51,554
  Axis Group..............................................     3,813        3,075        1,904
  Corporate/other.........................................     3,358        5,126        4,561
                                                            --------   ----------   ----------
          Total...........................................  $ 60,358   $   60,884   $   58,019
                                                            ========   ==========   ==========
Operating (loss) profit:
  Allied Automotive Group.................................  $(50,985)  $   15,026   $   29,003
  Axis Group..............................................     1,671          733        1,679
  Corporate/other.........................................     8,880       (2,551)        (171)
                                                            --------   ----------   ----------
          Total...........................................   (40,434)      13,208       30,511
Reconciling items:
  Equity income in joint ventures.........................     4,072        5,066        1,733
  Gain on sale of equity investment in joint ventures.....    16,230            0            0
  Write down of equity investment in joint venture........   (10,042)           0            0
  Interest expense........................................   (37,574)     (33,813)     (32,001)
  Interest income.........................................     3,874        5,509        2,112
  Other, net..............................................     3,085       (1,340)        (628)
                                                            --------   ----------   ----------
  (Loss) income before income taxes.......................  $(60,789)  $  (11,370)  $    1,727
                                                            ========   ==========   ==========
Total assets:
  Allied Automotive Group.................................  $353,558   $  437,945   $  514,080
  Axis Group..............................................    43,881       64,869       45,136
  Corporate/other.........................................   135,953      107,725       90,704
                                                            --------   ----------   ----------
          Total...........................................  $533,392   $  610,539   $  649,920
                                                            ========   ==========   ==========
Capital expenditures:
  Allied Automotive Group.................................  $ 19,198   $   23,657   $   29,556
  Axis Group..............................................     2,198        2,671        6,662
  Corporate/other.........................................        67        5,947        8,809
                                                            --------   ----------   ----------
          Total...........................................  $ 21,463   $   32,275   $   45,027
                                                            ========   ==========   ==========

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     Geographic financial information for 2001, 2000, and 1999 is as follows (in thousands):

                                                              2001        2000         1999
                                                            --------   ----------   ----------
Revenues:
  United States...........................................  $747,018   $  882,009   $  902,364
  Canada..................................................   149,749      187,145      178,945
                                                            --------   ----------   ----------
                                                            $896,767   $1,069,154   $1,081,309
                                                            ========   ==========   ==========
Long-lived assets:
  United States...........................................  $269,509   $  326,793   $  352,556
  Canada..................................................    59,581       70,254       71,747
                                                            --------   ----------   ----------
                                                            $329,090   $  397,047   $  424,303
                                                            ========   ==========   ==========

     Revenues are attributed to the respective countries based on the location of the origination terminal.

13. STOCKHOLDERS' EQUITY

     The Company has authorized 5,000,000 shares of preferred stock with no par value. No shares have been issued, and therefore, there were no shares outstanding at December 31, 2001 and 2000. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

     During 1999, the Company's board of directors authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock through fiscal year 2000 in open market transactions. As of December 31, 2001 and 2000, the Company had repurchased approximately 139,000 shares which are included as treasury stock in the accompanying consolidated balance sheets.

     The Company has a long-term incentive plan which allows the issuance of grants or awards of incentive stock options, restricted stock, stock appreciation rights, performance units, and performance shares to employees and directors of the Company to acquire up to 1,500,000 shares of the Company's common stock.

     During 2000, the Company granted 168,398 shares of restricted stock to certain employees of the Company. No restricted stock was granted during 2001. In connection with the awards of the restricted stock, during 2001, 2000, and 1999, the Company recorded compensation expense of $181,000, $803,000, and $33,000, respectively. Compensation expense is recorded over five years, the vesting period of the restricted stock. During 2001, 2000, and 1999, 92,094, 14,188, and 9,700 shares, respectively, of restricted stock were canceled.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     In addition, the Company has granted nonqualified and incentive stock options under the long-term incentive plan. Options granted become exercisable after one year in 20%, 33 1/3%, or 50% increments per year and expire ten years from the date of the grant.

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                                        OPTION PRICE   EXERCISE
                                                             SHARES     (PER SHARE)     PRICE
                                                            ---------   ------------   --------
Outstanding as of December 31, 1999.......................    284,550   $7.06-$17.13    $8.37
  Granted.................................................     75,000   $6.12-$ 8.63    $6.46
  Canceled................................................    (69,250)  $6.13-$11.75    $6.32
                                                            ---------
Outstanding as of December 31, 2000.......................    290,300   $7.06-$17.13    $8.37
  Granted.................................................    850,000   $1.80-$ 2.77    $2.56
  Canceled................................................   (120,000)  $7.06-$17.13    $8.03
                                                            ---------
Outstanding as of December 31, 2001.......................  1,020,300   $1.80-$11.75    $3.56
                                                            =========

                                                                2001       2000      1999
                                                              --------   --------   -------
Options exercisable at year-end.............................   146,964    155,300    87,882
Weighted average exercise price of options exercisable at
  year-end..................................................  $   8.85   $   9.15   $ 10.13
Per share weighted average fair value of options granted
  during the year...........................................  $   2.57   $   4.18   $  3.86

     The weighted average remaining contractual life of options outstanding at December 31, 2001 was approximately nine years.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the long-term incentive plan. If the Company had elected to recognize compensation cost for the long-term incentive plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below at December 31, 2001, 2000, and 1999 (in thousands, except per share data):

                                                            2001      2000      1999
                                                          --------   -------   ------
Net (loss) income:
  As reported...........................................  $(39,496)  $(6,301)  $1,549
  Pro forma.............................................   (40,024)   (6,602)   1,421
(Loss) earnings per share:
  As reported:
     Basic..............................................  $  (4.86)  $  (.79)  $  .20
     Diluted............................................     (4.86)     (.79)     .20
  Pro forma:
     Basic..............................................  $  (4.92)  $  (.83)  $  .18
     Diluted............................................     (4.92)     (.83)     .18

     The fair value of the Company's stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000, and 1999: dividend yield of 0%, expected volatility of 85%, 65%, and 55%, respectively, a risk-free interest rate of 4.30%, 5.65%, and 5.84%, respectively, and an expected holding period of five years.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       2001
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...........................................  $218,179   $250,195   $204,010   $224,383
Operating loss.....................................   (23,346)    (3,607)   (11,547)    (1,934)
Net loss...........................................   (18,862)    (5,716)   (12,646)    (2,272)
Basic and diluted net loss per share...............  $  (2.35)  $  (0.71)  $  (1.56)  $  (0.28)
Average shares outstanding:
  Basic and diluted................................     8,020      8,086      8,114      8,167
Stock prices:
  High.............................................  $  4.500   $  2.940   $  2.600   $  2.700
  Low..............................................     2.700      2.210      1.180      1.000

                                                                       2000
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues...........................................  $282,884   $295,897   $236,347   $254,026
Operating income (loss)............................     4,065     17,196     (2,900)    (5,153)
Net (loss) income..................................    (1,035)     6,889     (4,610)    (7,545)
Basic and diluted net (loss) income per share......  $  (0.13)  $   0.87   $  (0.58)  $  (0.94)
Average shares outstanding:
  Basic and diluted................................     7,898      7,916      7,961      7,988
Stock prices:
  High.............................................  $  9.750   $  7.500   $  7.000   $  5.625
  Low..............................................     5.250      5.313      5.375      2.750

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 2001 and 2000 does not equal the total computed for the year.

15. SUPPLEMENTAL GUARANTOR INFORMATION

     The following consolidating balance sheets, statements of operations, and statements of cash flows present the financial statement of the parent company and the combined financial statements of the guarantor subsidiaries and Nonguarantor Subsidiaries. The Guarantors are jointly and severally liable for the Company's obligations under the notes and there are no restrictions on the ability of the Guarantors to make distributions to the Company.

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The supplemental consolidating balance sheet as of December 31, 2001 is as follows (in thousands):

                                          ALLIED     GUARANTOR     NONGUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
Current assets:
  Cash and cash equivalents............  $    209     $  1,063       $ 9,271       $       0       $ 10,543
  Short-term investments...............         0            0        64,794               0         64,794
  Receivables, net of allowance for
     doubtful accounts.................        24       69,112         3,156               0         72,292
  Inventories..........................         0        5,344             5               0          5,349
  Deferred tax asset -- current........    31,658          493           252               0         32,403
  Prepayments and other current
     assets............................     1,161       17,645           115               0         18,921
                                         --------     --------       -------       ---------       --------
          Total current assets.........    33,052       93,657        77,593               0        204,302
                                         --------     --------       -------       ---------       --------
Property and equipment, net............    11,743      199,378         3,520               0        214,641
                                         --------     --------       -------       ---------       --------
Other assets:
  Goodwill, net........................     1,515       88,715             0               0         90,230
  Other................................    14,404        5,742         4,073               0         24,219
  Deferred tax asset -- noncurrent.....    14,362            0             0         (14,362)             0
  Intercompany receivables.............   233,827            0             0        (233,827)             0
  Investment in subsidiaries...........    11,697        8,757             0         (20,454)             0
                                         --------     --------       -------       ---------       --------
          Total other assets...........   275,805      103,214         4,073        (268,643)       114,449
                                         --------     --------       -------       ---------       --------
          Total assets.................  $320,600     $396,249        85,186       $(268,643)      $533,392
                                         ========     ========       =======       =========       ========
Current liabilities:
  Current maturities of long-term
     debt..............................  $  2,625     $      0             0       $       0       $  2,625
  Trade accounts payable...............     2,753       37,326           153               0         40,232
  Intercompany payables................         0      230,040         3,787        (233,827)             0
  Accrued liabilities..................     7,157       61,460        14,346               0         82,963
                                         --------     --------       -------       ---------       --------
          Total current liabilities....    12,535      328,826        18,286        (233,827)       125,820
                                         --------     --------       -------       ---------       --------
Long-term debt, less current
  maturities...........................   286,523           10             0               0        286,533
                                         --------     --------       -------       ---------       --------
Postretirement benefits other than
  pensions.............................         0        9,363             0               0          9,363
                                         --------     --------       -------       ---------       --------
Deferred income taxes..................         0       35,745             0         (14,362)        21,383
                                         --------     --------       -------       ---------       --------
Other long-term liabilities............     3,545       34,906        33,845               0         72,296
                                         --------     --------       -------       ---------       --------
Stockholders' equity:
  Common stock, no par value...........         0            0             0               0              0
  Additional paid-in capital...........    46,520       90,061        13,849        (103,910)        46,520
  Retained (deficit) earnings..........   (18,894)     (90,171)       20,649          69,522        (18,894)
  Cumulative other comprehensive loss,
     net of tax........................    (8,922)     (12,491)       (1,443)         13,934         (8,922)
  Treasury stock.......................      (707)           0             0               0           (707)
                                         --------     --------       -------       ---------       --------
          Total stockholders' equity...    17,997      (12,601)       33,055         (20,454)        17,997
                                         --------     --------       -------       ---------       --------
          Total liabilities and
            stockholders' equity.......  $320,600     $396,249       $85,186       $(268,643)      $533,392
                                         ========     ========       =======       =========       ========

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The supplemental consolidating balance sheet as of December 31, 2000 is as follows (in thousands):

                                          ALLIED     GUARANTOR     NONGUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
Current assets:
  Cash and cash equivalents............  $ (1,213)    $  2,063       $ 1,523       $       0       $  2,373
  Short-term investments...............         0            0        59,892               0         59,892
  Receivables, net of allowance for
     doubtful accounts.................       805      112,876           585               0        114,266
  Inventories..........................         0        7,415             0               0          7,415
  Deferred tax asset -- current........     8,009        1,600           582               0         10,191
  Prepayments and other current
     assets............................     1,974       15,007         2,374               0         19,355
                                         --------     --------       -------       ---------       --------
          Total current assets.........     9,575      138,961        64,956               0        213,492
                                         --------     --------       -------       ---------       --------
Property and equipment, net............    16,319      239,866         3,177               0        259,362
                                         --------     --------       -------       ---------       --------
Other assets:
  Goodwill, net........................     1,633       93,526             0               0         95,159
  Other................................    15,732       16,372        10,422               0         42,526
  Deferred tax asset -- noncurrent.....    17,585            0             0         (17,585)             0
  Intercompany receivables.............   260,850            0             0        (260,850)             0
  Investment in subsidiaries...........    80,057       14,072             0         (94,129)             0
                                         --------     --------       -------       ---------       --------
          Total other assets...........   375,857      123,970        10,422        (372,564)       137,685
                                         --------     --------       -------       ---------       --------
          Total assets.................  $401,751     $502,797       $78,555       $(372,564)      $610,539
                                         ========     ========       =======       =========       ========
Current liabilities:
  Current maturities of long-term
     debt..............................  $      0     $    109       $     0       $       0       $    109
  Trade accounts payable...............     1,590       43,475           910               0         45,975
  Intercompany payables................         0      259,268         1,582        (260,850)             0
  Accrued liabilities..................    16,592       51,684        11,211               0         79,487
                                         --------     --------       -------       ---------       --------
          Total current liabilities....    18,182      354,536        13,703        (260,850)       125,571
                                         --------     --------       -------       ---------       --------
Long-term debt, less current
  maturities...........................   324,428          448             0               0        324,876
                                         --------     --------       -------       ---------       --------
Postretirement benefits other than
  pensions.............................         0        9,943             0               0          9,943
                                         --------     --------       -------       ---------       --------
Deferred income taxes..................         0       38,999             0         (17,585)        21,414
                                         --------     --------       -------       ---------       --------
Other long-term liabilities............         0       36,660        32,934               0         69,594
                                         --------     --------       -------       ---------       --------
Stockholders' equity:
  Common stock, no par value...........         0            0             0               0              0
  Additional paid-in capital...........    45,990       81,180        13,612         (94,792)        45,990
  Retained earnings (deficit)..........    20,602      (10,171)       20,309         (10,138)        20,602
  Cumulative other comprehensive loss,
     net of tax........................    (6,744)      (8,798)       (2,003)         10,801         (6,744)
  Treasury stock.......................      (707)           0             0               0           (707)
                                         --------     --------       -------       ---------       --------
          Total stockholders' equity...    59,141       62,211        31,918         (94,129)        59,141
                                         --------     --------       -------       ---------       --------
          Total liabilities and
            stockholders' equity.......  $401,751     $502,797       $78,555       $(372,564)      $610,539
                                         ========     ========       =======       =========       ========

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The supplemental consolidated income statement for the year ended December 31, 2001 is as follows (in thousands):

                                          ALLIED     GUARANTOR     NONGUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
Revenues...............................  $ 30,291     $895,147       $37,989        $(66,660)      $896,767
                                         --------     --------       -------        --------       --------
Operating expenses:
  Salaries, wages, and fringe
     benefits..........................    11,776      504,140             0               0        515,916
  Operating supplies and expenses......     1,698      147,287           126               0        149,111
  Purchased transportation.............         0       97,756             0               0         97,756
  Insurance and claims.................        53       57,394        29,759         (36,369)        50,837
  Operating taxes and licenses.........       119       33,143             0               0         33,262
  Depreciation and amortization........     3,358       56,255           745               0         60,358
  Rents................................     2,034        4,773             6               0          6,813
  Communications and utilities.........       365        6,645            12               0          7,022
  Other operating expenses.............     8,134       37,991           292         (30,291)        16,126
                                         --------     --------       -------        --------       --------
          Total operating expenses.....    27,537      945,384        30,940         (66,660)       937,201
                                         --------     --------       -------        --------       --------
       Operating income (loss).........     2,754      (50,237)        7,049               0        (40,434)
                                         --------     --------       -------        --------       --------
Other income (expense):
  Equity in loss of joint ventures, net
     of tax............................         0        3,897           175               0          4,072
  Gain on sale of joint venture........         0       16,230             0               0         16,230
  Write down of joint venture..........         0       (1,518)       (8,524)              0        (10,042)
  Interest expense.....................   (34,778)     (32,425)         (219)         29,848        (37,574)
  Interest income......................    29,887          183         3,652         (29,848)         3,874
  Intercompany dividends...............     6,215       (6,215)            0               0              0
  Other, net...........................         0        3,085             0               0          3,085
  Equity in net income of
     subsidiaries......................   (65,769)           0             0          65,769              0
                                         --------     --------       -------        --------       --------
                                          (64,445)     (16,763)       (4,916)         65,769        (20,355)
                                         --------     --------       -------        --------       --------
(Loss) income before income taxes......   (61,691)     (67,000)        2,133          65,769        (60,789)
Income tax benefit (provision).........    22,195        2,674        (3,576)              0         21,293
                                         --------     --------       -------        --------       --------
Net loss...............................  $(39,496)    $(64,326)      $(1,443)       $ 65,769       $(39,496)
                                         ========     ========       =======        ========       ========

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The supplemental consolidated income statement for the year ended December 31, 2000 is as follows (in thousands):

                                         ALLIED     GUARANTOR     NONGUARANTOR
                                        HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        --------   ------------   ------------   ------------   ------------
Revenues..............................  $  8,213    $1,067,742      $33,679        $(40,480)     $1,069,154
                                        --------    ----------      -------        --------      ----------
Operating expenses:
  Salaries, wages, and fringe
     benefits.........................     5,802       578,725            0               0         584,527
  Operating supplies and expenses.....     1,209       187,899           28               0         189,136
  Purchased transportation............         0       104,545            0               0         104,545
  Insurance and claims................        80        51,026       28,897         (32,267)         47,736
  Operating taxes and licenses........        16        39,373            0               0          39,389
  Depreciation and amortization.......     1,208        59,307          369               0          60,884
  Rents...............................       535         8,035            0               0           8,570
  Communications and utilities........        19         7,314            0               0           7,333
  Other operating expenses............     2,794        18,898          347          (8,213)         13,826
                                        --------    ----------      -------        --------      ----------
          Total operating expenses....    11,663     1,055,122       29,641         (40,480)      1,055,946
                                        --------    ----------      -------        --------      ----------
          Operating (loss) income.....    (3,450)       12,620        4,038               0          13,208
                                        --------    ----------      -------        --------      ----------
Other income (expense):
  Equity in earnings (loss) of joint
     ventures, net of tax.............         0         5,173         (107)              0           5,066
  Interest expense....................   (30,128)      (34,500)        (166)         30,981         (33,813)
  Interest income.....................    30,965           362        5,163         (30,981)          5,509
  Intercompany dividends..............     1,000             0       (1,000)              0               0
  Other, net..........................         0        (1,340)           0               0          (1,340)
  Equity in net loss of
     subsidiaries.....................    (9,986)            0            0           9,986               0
                                        --------    ----------      -------        --------      ----------
                                          (8,149)      (30,305)       3,890           9,986         (24,578)
                                        --------    ----------      -------        --------      ----------
(Loss) income before income taxes.....   (11,599)      (17,685)       7,928           9,986         (11,370)
Income tax benefit (provision)........     5,298         2,299       (2,528)              0           5,069
                                        --------    ----------      -------        --------      ----------
Net (loss) income.....................  $ (6,301)   $  (15,386)     $ 5,400        $  9,986      $   (6,301)
                                        ========    ==========      =======        ========      ==========

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

     The supplemental consolidated income statement for the year ended December 31, 1999 is as follows (in thousands):

                                         ALLIED     GUARANTOR     NONGUARANTOR
                                        HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                        --------   ------------   ------------   ------------   ------------
Revenues..............................  $  4,988    $1,080,365      $32,304        $(36,348)     $1,081,309
                                        --------    ----------      -------        --------      ----------
Operating expenses:
  Salaries, wages, and fringe
     benefits.........................     3,267       582,113            0               0         585,380
  Operating supplies and expenses.....     1,295       184,232           14               0         185,541
  Purchased transportation............         0       103,967            0               0         103,967
  Insurance and claims................        35        53,270       26,323         (31,376)         48,252
  Operating taxes and licenses........        30        41,258            0               0          41,288
  Depreciation and amortization.......       256        57,442          321               0          58,019
  Rents...............................        51         8,923            0               0           8,974
  Communications and utilities........        31         9,029            0               0           9,060
  Other operating expenses............     1,938        13,225          126          (4,972)         10,317
                                        --------    ----------      -------        --------      ----------
          Total operating expenses....     6,903     1,053,459       26,784         (36,348)      1,050,798
                                        --------    ----------      -------        --------      ----------
          Operating (loss) income.....    (1,915)       26,906        5,520               0          30,511
                                        --------    ----------      -------        --------      ----------
Other income (expense):
  Equity in earnings (loss) of joint
     ventures, net of tax.............         0         2,059         (326)              0           1,733
  Interest expense....................   (31,295)      (33,312)        (441)         33,047         (32,001)
  Interest income.....................    33,033           497        1,629         (33,047)          2,112
  Other, net..........................         0          (628)           0               0            (628)
  Equity in net loss of
     subsidiaries.....................    (1,332)            0            0           1,332               0
                                        --------    ----------      -------        --------      ----------
                                             406       (31,384)         862           1,332         (28,784)
                                        --------    ----------      -------        --------      ----------
(Loss) income before income taxes.....    (1,509)       (4,478)       6,382           1,332           1,727
Income tax benefit (provision)........     3,058        (1,068)      (2,168)              0            (178)
                                        --------    ----------      -------        --------      ----------
Net income (loss).....................  $  1,549    $   (5,546)     $ 4,214        $  1,332      $    1,549
                                        ========    ==========      =======        ========      ==========

     The supplemental consolidating statement of cash flows for the year ended December 31, 2001 (in thousands):

                                          ALLIED     GUARANTOR     NONGUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income...........................  $(39,496)    $(64,326)      $(1,443)       $ 65,769       $(39,496)
                                         --------     --------       -------        --------       --------
  Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
     Depreciation and amortization.....     3,358       56,255           745               0         60,358
     Amortization of deferred financing
       costs...........................     4,795            0             0               0          4,795
     Gain on sale of property and
       equipment.......................         0       (3,890)            0               0         (3,890)
     Gain on sale of joint ventures....         0      (16,230)            0               0        (16,230)
     Write down of joint venture.......         0        1,518         8,524               0         10,042
     Amortization of Teamsters Union
       signing bonus...................         0        2,403             0               0          2,403
     Equity in loss of joint venture...         0       (3,897)         (175)              0         (4,072)

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                                          ALLIED     GUARANTOR     NONGUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
     sec.vCompensation expense related
       to stock options and grants.....  $    181     $      0       $     0        $      0       $    181
     Deferred income taxes.............   (19,471)      (2,562)          330               0        (21,703)
     Equity in net income of
       subsidiaries....................    65,769            0             0         (65,769)             0
     Change in operating assets and
       liabilities:
       Receivables, net of allowance
          for doubtful accounts........       781       42,469        (2,571)              0         40,679
       Inventories.....................         0        1,985            (5)              0          1,980
       Prepayments and other current
          assets.......................       813       (2,779)        2,259               0            293
       Trade accounts payable..........     1,163       (5,836)         (757)              0         (5,430)
       Intercompany receivables
          (payables), net..............    27,023      (29,228)        2,205               0              0
       Accrued liabilities.............    (6,695)       5,425         4,046               0          2,776
                                         --------     --------       -------        --------       --------
          Total adjustments............    77,717       45,633        14,601         (65,769)        72,182
                                         --------     --------       -------        --------       --------
          Net cash provided by (used
            in) operating activities...    38,221      (18,693)       13,158               0         32,686
                                         --------     --------       -------        --------       --------
Cash flows from investing activities:
  Purchases of property and
     equipment.........................       (67)     (20,741)         (655)              0        (21,463)
  Intercompany sale of property and
     equipment.........................     1,423       (1,423)            0               0              0
  Proceeds from sale of property and
     equipment.........................         0       11,762             0               0         11,762
  Proceeds from sale of joint
     venture...........................         0       20,560             0               0         20,560
  Investment in joint venture..........         0            0          (464)              0           (464)
  Cash received from joint venture.....         0        8,624             0               0          8,624
  Intercompany dividend received
     (paid)............................     6,215       (6,215)            0               0              0
  Increase in short-term investments...         0            0        (4,902)              0         (4,902)
  Decrease in cash surrender value of
     life insurance....................       420            0             0               0            420
                                         --------     --------       -------        --------       --------
          Net cash provided by (used
            in) investing activities...     7,991       12,567        (6,021)              0         14,537
                                         --------     --------       -------        --------       --------
Cash flows from financing activities:
  Repayment of long-term debt, net.....   (35,280)        (547)            0               0        (35,827)
  Payment of deferred financing
     costs.............................    (3,574)           0             0               0         (3,574)
  Proceeds from exercise of stock
     options...........................       349            0             0               0            349
  Other, net...........................    (6,285)       6,468          (795)              0           (612)
                                         --------     --------       -------        --------       --------
          Net cash (used in) provided
            by financing activities....   (44,790)       5,921          (795)              0        (39,664)
                                         --------     --------       -------        --------       --------
Effect of exchange rate changes on cash
  and cash equivalents.................         0         (795)        1,406               0            611
                                         --------     --------       -------        --------       --------

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                                          ALLIED     GUARANTOR     NONGUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
Net increase (decrease) in cash and
  cash equivalents.....................  $  1,422     $ (1,000)      $ 7,748        $      0       $  8,170
Cash and cash equivalents at beginning
  of year..............................    (1,213)       2,063         1,523               0          2,373
                                         --------     --------       -------        --------       --------
Cash and cash equivalents at end of
  year.................................  $    209     $  1,063       $ 9,271        $      0       $ 10,543
                                         ========     ========       =======        ========       ========

     The supplemental consolidating statement of cash flows for the year ended December 31, 2000 (in thousands):

                                          ALLIED     GUARANTOR     NONGUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net (loss) income....................  $ (6,301)    $(15,386)      $  5,400       $ 9,986        $ (6,301)
                                         --------     --------       --------       -------        --------
  Adjustments to reconcile net (loss)
     income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization.....     1,208       59,307            369             0          60,884
     Amortization of deferred financing
       costs...........................     1,616            0              0             0           1,616
     Loss on sale of property and
       equipment.......................         0        1,340              0             0           1,340
     Amortization of Teamsters Union
       signing bonus...................         0        2,490              0             0           2,490
     Equity in (earnings) loss of joint
       venture.........................         0       (5,173)           107             0          (5,066)
     Compensation expense related to
       stock options and grants........       803            0              0             0             803
     Deferred income taxes.............    (5,463)      (2,374)          (582)            0          (8,419)
     Equity in net loss of
       subsidiaries....................     9,986            0              0        (9,986)              0
     Change in operating assets and
       liabilities:
       Receivables, net of allowance
          for doubtful accounts........      (791)       8,506            481             0           8,196
       Inventories.....................         0          497              0             0             497
       Prepayments and other current
          assets.......................      (363)       5,139         (2,060)            0           2,716
       Trade accounts payable..........     1,245          398            413             0           2,056
       Intercompany receivables
          (payables), net..............     1,511       (1,709)           198             0               0
       Accrued liabilities.............     7,187      (24,575)         4,730             0         (12,658)
                                         --------     --------       --------       -------        --------
          Total adjustments............    16,939       43,846          3,656        (9,986)         54,455
                                         --------     --------       --------       -------        --------
          Net cash provided by
            operating activities.......    10,638       28,460          9,056             0          48,154
                                         --------     --------       --------       -------        --------
Cash flows from investing activities:
  Purchases of property and
     equipment.........................    (2,037)     (28,865)        (1,373)            0         (32,275)
  Intercompany sale of property and
     equipment.........................   (15,372)      15,372              0             0               0
  Proceeds from sale of property and
     equipment.........................         0          977              0             0             977

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                                          ALLIED     GUARANTOR     NONGUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
  Purchase of business, net of cash
     acquired..........................  $      0     $ (8,352)      $      0       $     0        $ (8,352)
  Investment in joint ventures.........         0         (616)             0             0            (616)
  Cash received from joint ventures....         0        1,509              0             0           1,509
  Return of capital....................    11,999      (11,999)             0             0               0
  Intercompany dividend received
     (paid)............................     6,585       (6,585)             0             0               0
  Increase in short-term investments...         0            0        (15,567)            0         (15,567)
  Increase in cash surrender value of
     life insurance....................    (9,264)       8,723              0             0            (541)
                                         --------     --------       --------       -------        --------
          Net cash used in investing
            activities.................    (8,089)     (29,836)       (16,940)            0         (54,865)
                                         --------     --------       --------       -------        --------
Cash flows from financing activities:
  (Repayment of) proceeds from
     long-term debt, net...............    (5,572)         271              0             0          (5,301)
  Payment of deferred financing
     costs.............................      (421)           0              0             0            (421)
  Proceeds from issuance of common
     stock.............................       750            0              0             0             750
  Repurchase of common stock...........      (521)           0              0             0            (521)
  Other, net...........................       150          166            966             0           1,282
                                         --------     --------       --------       -------        --------
          Net cash (used in) provided
            by financing activities....    (5,614)         437            966             0          (4,211)
                                         --------     --------       --------       -------        --------
Effect of exchange rate changes on cash
  and cash equivalents.................         0         (177)          (512)            0            (689)
                                         --------     --------       --------       -------        --------
Net decrease in cash and cash
  equivalents..........................    (3,065)      (1,116)        (7,430)            0         (11,611)
Cash and cash equivalents at beginning
  of year..............................     1,852        3,179          8,953             0          13,984
                                         --------     --------       --------       -------        --------
Cash and cash equivalents at end of
  year.................................  $ (1,213)    $  2,063       $  1,523       $     0        $  2,373
                                         ========     ========       ========       =======        ========

     The supplemental consolidating statement of cash flows for the year ended December 31, 1999 (in thousands):

                                          ALLIED     GUARANTOR     NONGUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)....................  $  1,549     $ (5,546)      $  4,214       $ 1,332        $  1,549
                                         --------     --------       --------       -------        --------
  Adjustments to reconcile net income
     (loss) to net cash (used in)
     provided by operating activities:
     Depreciation and amortization.....       256       57,442            321             0          58,019
     Amortization of deferred costs....     1,464            0              0             0           1,464
     Loss on sale of property and
       equipment.......................         0          628              0             0             628
     Payment of Teamsters Union signing
       bonus...........................         0       (8,298)             0             0          (8,298)
     Equity in (earnings) loss of joint
       venture.........................         0       (2,059)           326             0          (1,733)

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                                          ALLIED     GUARANTOR     NONGUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
     Compensation expense related to
       stock options and grants........  $     33     $      0       $      0       $     0        $     33
     Deferred income taxes.............     3,026       (2,308)             0             0             718
     Equity in net loss of
       subsidiaries....................     1,332            0              0        (1,332)              0
     Change in operating assets and
       liabilities:
       Receivables, net of allowance
          for doubtful accounts........        (6)     (15,361)          (756)            0         (16,123)
       Inventories.....................         0       (1,090)             0             0          (1,090)
       Prepayments and other current
          assets.......................    (1,472)      (2,157)           527             0          (3,102)
       Trade accounts payable..........      (151)         827           (317)            0             359
       Intercompany (payables)
          receivables, net.............   (49,284)      48,600            684             0               0
       Accrued liabilities.............    (3,850)     (13,364)         6,375             0         (10,839)
                                         --------     --------       --------       -------        --------
          Total adjustments............   (48,652)      62,860          7,160        (1,332)         20,036
                                         --------     --------       --------       -------        --------
          Net cash (used in) provided
            by operating activities....   (47,103)      57,314         11,374             0          21,585
                                         --------     --------       --------       -------        --------
Cash flows from investing activities:
  Purchases of property and
     equipment.........................         0      (43,251)        (1,776)            0         (45,027)
  Proceeds from sale of property and
     equipment.........................         0        2,749              0             0           2,749
  Purchase of business, net of cash
     acquired..........................         0       (1,879)             0             0          (1,879)
  Investment in joint ventures.........         0         (306)             0             0            (306)
  Intercompany dividend (received)
     paid..............................     6,974       (6,974)             0             0               0
  Increase in short-term investments...         0            0        (21,002)            0         (21,002)
  Increase in cash surrender value of
     life insurance....................         0         (773)             0             0            (773)
                                         --------     --------       --------       -------        --------
          Net cash provided by (used
            in) investing activities...     6,974      (50,434)       (22,778)            0         (66,238)
                                         --------     --------       --------       -------        --------
Cash flows from financing activities:
  Proceeds from (repayment of)
     long-term debt, net...............    40,000       (3,556)             0             0          36,444
  Payment of deferred financing
     costs.............................       (50)           0              0             0             (50)
  Proceeds from issuance of common
     stock.............................       763         (348)             0             0             415
  Repurchase of common stock...........      (186)           0              0             0            (186)
  Proceeds from exercise of stock
     options...........................        27            0              0             0              27
  Other, net...........................       532       (2,084)         1,109             0            (443)
                                         --------     --------       --------       -------        --------
          Net cash provided by (used
            in) financing activities...    41,086       (5,988)         1,109             0          36,207
                                         --------     --------       --------       -------        --------

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                                          ALLIED     GUARANTOR     NONGUARANTOR
                                         HOLDINGS   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   ------------   ------------   ------------
Effect of exchange rate changes on cash
  and cash equivalents.................  $      0     $    438       $     15       $     0        $    453
                                         --------     --------       --------       -------        --------
Net increase (decrease) in cash and
  cash equivalents.....................       957        1,330        (10,280)            0          (7,993)
Cash and cash equivalents at beginning
  of year..............................       895        1,849         19,233             0          21,977
                                         --------     --------       --------       -------        --------
Cash and cash equivalents at end of
  year.................................  $  1,852     $  3,179       $  8,953       $     0        $ 13,984
                                         ========     ========       ========       =======        ========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Allied Holdings, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Allied Holdings, Inc.'s 2001 annual report to stockholders and this Form 10-K, and have issued our report thereon dated February 25, 2002, except with respect to the matter discussed in the fourth paragraph of Note 4, as to which the date is March 27, 2002. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      /s/ Arthur Andersen, LLP

Atlanta, Georgia
February 25, 2002
(except with respect to
the
matter discussed in the
fourth paragraph of Note 4
of the financial
statements referred to
above, as to
which the date is
March 27, 2002)

                     ALLIED HOLDINGS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                ADDITIONS
                                                   BALANCE AT   CHARGED TO                   BALANCE
                                                   BEGINNING    COSTS AND                    AT END
CLASSIFICATION                                     OF PERIOD     EXPENSE     DEDUCTIONS      OF YEAR
--------------                                     ----------   ----------   ----------      -------
                                                                    (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
  Year Ended December 31, 2001
     Allowance for doubtful accounts.............    $4,071       $7,250       $(263)(a)     $11,058
  Year Ended December 31, 2000
     Allowance for doubtful accounts.............     1,508        2,768        (205)(a)       4,071
  Year Ended December 31, 1999
     Allowance for doubtful accounts.............     1,545          136        (173)(a)       1,508

---------------

(a) Write-off of uncollectible accounts.