Form 10-Q
period 2002-03-31
ALLIED HOLDINGS INC
filed 2002-05-15
CIK 909950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 — For the quarterly period ended March 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 — For the transition period from _________________ to _________________

Commission File Number: 0-22276

ALLIED HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

GEORGIA	58-0360550

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Outstanding common stock, no par value at April 30, 2002                               8,361,526

ALLIED HOLDINGS, INC. & SUBSIDIARIES

INDEX

PART I

FINANCIAL INFORMATION

		PAGE
ITEM 1: FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3

	Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2002 and 2001	4

	Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6

ITEM 2
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	24

	PART II

	OTHER INFORMATION

ITEM 1
	Legal Proceedings	24
ITEM 6
	Exhibits and Reports on Form 8-K	25
	Signature Pages	26

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31
	2002	December 31
	(Unaudited)	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,615	$10,543
Short-term investments	64,658	64,794
Receivables, net of allowance for doubtful accounts of $10,511 and $11,058 at March 31, 2002 and December 31, 2001, respectively	62,684	72,292
Inventories	5,241	5,349
Deferred tax assets	34,334	32,403
Prepayments and other current assets	17,490	18,921

Total current assets	204,022	204,302

PROPERTY AND EQUIPMENT, NET	202,436	214,641

OTHER ASSETS:
Goodwill, net	90,174	90,230
Other	30,820	24,219

Total other assets	120,994	114,449

Total assets	$527,452	$533,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,507	$2,625
Trade accounts payable	37,713	40,232
Accrued liabilities	88,978	82,963

Total current liabilities	130,198	125,820

LONG-TERM DEBT, less current maturities	276,534	286,533

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	9,535	9,363

DEFERRED INCOME TAXES	21,612	21,383

OTHER LONG-TERM LIABILITIES	72,803	72,296

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 20,000 shares authorized, 8,252 and 8,274 shares outstanding at March 31, 2002 and December 31, 2001, respectively	—	—
Additional paid-in capital	46,603	46,520
Treasury stock, 139 shares at cost at March 31, 2002 and December 31, 2001, respectively	(707)	(707)
Retained deficit	(20,050)	(18,894)
Accumulated other comprehensive loss, net of tax	(9,076)	(8,922)

Total stockholders’ equity	16,770	17,997

Total liabilities and stockholders’ equity	$527,452	$533,392

The accompanying notes are an integral part of these consolidated balance sheets.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended
	March 31

	2002	2001

REVENUES	$213,259	$218,179

OPERATING EXPENSES:
Salaries, wages and fringe benefits	118,536	131,717
Operating supplies and expenses	30,905	41,442
Purchased transportation	21,779	23,296
Insurance and claims	10,571	13,289
Operating taxes and licenses	8,463	8,626
Depreciation and amortization	13,663	15,191
Rents	1,354	2,070
Communications and utilities	1,992	2,038
Other operating expenses	3,260	3,856
Gain on sale of operating assets	(1,029)	(167)

Total operating expenses	209,494	241,358

Operating income (loss)	3,765	(23,179)

OTHER INCOME (EXPENSE):
Equity in earnings of UK and Brazil joint ventures, net of tax	—	1,209
Interest expense	(8,122)	(8,466)
Interest income	272	964
Other	(207)	—

	(8,057)	(6,293)

LOSS BEFORE INCOME TAXES & EXTRAORDINARY ITEM	(4,292)	(29,472)
INCOME TAX BENEFIT	1,431	10,610

NET LOSS BEFORE EXTRAORDINARY ITEM	(2,861)	(18,862)
EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT, NET OF TAX	1,705	—

NET LOSS	$(1,156)	$(18,862)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
NET LOSS BEFORE EXTRAORDINARY ITEM	$(0.35)	$(2.35)
EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT	0.21	—

NET LOSS	$(0.14)	$(2.35)

COMMON SHARES OUTSTANDING — BASIC AND DILUTED	8,252	8,020

The accompanying notes are an integral part of these consolidated statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Three Months Ended
	March 31

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,156)	$(18,862)

Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on early extinguishment of debt	(2,750)	—
Depreciation and amortization	13,663	15,191
Amortization of deferred financing costs	1,045	436
Gain on sale of assets and other	(822)	(167)
Deferred income taxes	(722)	(10,593)
Compensation expense related to stock options and grants	59	69
Equity in earnings of joint ventures	—	(1,209)
Amortization of Teamsters Union contract costs	600	600
Change in operating assets and liabilities excluding effect of businesses acquired:
Receivables, net of allowance for doubtful accounts	9,473	15,161
Inventories	99	232
Prepayments and other current assets	1,405	504
Trade accounts payable	(2,467)	(4,348)
Accrued liabilities	6,878	15,855

Total adjustments	26,461	31,731

Net cash provided by operating activities	25,305	12,869

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,626)	(7,579)
Proceeds from sale of property and equipment	2,185	436
Investment in UK and Brazil joint ventures	—	(464)
Decrease (increase) in short-term investments	136	(8,993)
Decrease (increase) in the cash surrender value of life insurance	183	(120)

Net cash used in investing activities	(122)	(16,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) borrowing under revolving credit facilities	(49,457)	13,193
Additions to long-term debt	82,762	—
Repayments of long-term debt	(39,672)	—
Payment of deferred financing costs	(8,803)	—
Proceeds from issuance of common stock	24	85
Other, net	(920)	(2,863)

Net cash (used in) provided by financing activities	(16,066)	10,415

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(45)	(1,068)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,072	5,496
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,543	2,373

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,615	$7,869

The accompanying notes are an integral part of these consolidated statements.

Allied Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the “Company”) included in the Company’s 2001 Annual Report on Form 10-K.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.	Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners. The Company had a comprehensive loss of $1.3 million in the first quarter of 2002 versus a comprehensive loss of $22.6 million in the first quarter of 2001. The difference between comprehensive loss and net loss is the foreign currency translation adjustment and minimum pension liability, net of income taxes.

4.	Accounting for Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

From time to time, the Company enters into future contracts to manage the risk associated with changes in fuel prices. Gains and losses from fuel hedging contracts are recognized as part of fuel expense when the Company uses the underlying fuel being hedged. During 2001, Allied Automotive Group entered into a forward purchase commitment to purchase one million gallons of low sulfur diesel fuel per month until August 2002 at determinable prices defined within the agreement. The Company does not enter into fuel hedging contracts for speculative purposes. At March 31, 2002, the Company did not have any outstanding fuel hedging contracts or other derivative instruments that fall under the provisions of SFAS No. 133 as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”

5.	Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The Company adopted SFAS No. 142 effective January 1, 2002 and accordingly incurred no amortization expense of goodwill during the three months ended March 31, 2002. Included in the accompanying consolidated statements of operations is amortization expense related to goodwill of approximately $0.9 million, for the three months ended March 31, 2001.

SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. In accordance with SFAS No. 142, the Company has six months, subsequent to the adoption of the statement, to complete the first step of the transitional goodwill impairment test. Pursuant to the adoption of SFAS No. 142, the Company has established its reporting units based on its reporting structure in a reasonable and supportable manner. The Company’s reporting units are the Allied Automotive Group subsidiary and the Axis Group subsidiary. The Company expects to complete the transitional test within the six-month period and will report the results of that testing subsequent to its completion. Pursuant to the adoption of SFAS No. 142, the Company will annually test goodwill for impairment.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company plans to adopt SFAS No. 143 in the first quarter of fiscal 2003. Management will evaluate the impact of the adoption of this statement on the consolidated financial statements during fiscal 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company adopted this standard on January 1, 2002 and there was no impact on the earnings or financial position of the Company as of the date of the adoption.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement updates, clarifies and simplifies existing accounting pronouncements. The statement requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in Opinion 30 must be reclassified. The statement is effective for fiscal years beginning after May 15, 2002. Management will evaluate the impact of the adoption of this statement on the consolidated financial statements during fiscal 2002.

6.	Workforce Reduction Expense

The Company has implemented a program to achieve a significant reduction in corporate overhead expenses as well as upgrade certain personnel as a result of turnaround initiatives. Targeted in the plan are workforce reductions and additional efforts to decrease discretionary spending and eliminate fixed costs. The Company terminated approximately 76 and 65 corporate and field employees during the three months ended March 31, 2002 and three months ended March 31, 2001, respectively. The Company had $2.1 million and $3.7 million of workforce reduction liabilities at March 31, 2002 and December 31, 2001, respectively. The following table summarizes the activity in the accrual for termination benefits for the three months ended March 31, 2002 and the three months ended March 31, 2001, (in thousands):

	Three Months Ended

	March 31	March 31
	2002	2001

Beginning balance	$3,700	$1,600
Additions to reserve charged to salaries, wages, fringe benefits	400	5,000
Cash payments	(2,000)	(1,900)

Ending balance	$2,100	$4,700

7.	Long-Term Debt

Long-term debt consisted of the following:

	March 31	December 31
	2002	2001

Revolving credit facility	$130,041	$98,900
Senior notes	150,000	150,000
Senior subordinated notes	—	40,258

	280,041	289,158
Less current maturities of long-term debt	(3,507)	(2,625)

	$276,534	$286,533

On September 30, 1997, the Company issued $150 million of 8 5/8% senior notes (the “Notes”) through a private placement. Subsequently, the senior notes were registered with the Securities and Exchange Commission. The net proceeds from the Notes were used to fund the acquisition of Ryder Automotive Carrier Services, Inc. and RC Management Corp., pay related fees and expenses, and reduce outstanding indebtedness.

Borrowings under the Notes are general unsecured obligations of the Company. The Company’s obligations under the Notes are guaranteed by substantially all of the subsidiaries of the Company (the “Guarantor Subsidiaries”). Haul Insurance Ltd., Arrendadora de Equipo Para el Transporte de Automoviles, S. de R.L. de C.V. and Axis Logistica, S. de R.L. de C.V. do not guarantee the Company’s obligations under the Notes (the “Nonguarantor Subsidiaries”). There are no restrictions on the ability of Guarantors to make distributions to the Company.

The Notes set forth a number of negative covenants binding on the Company. The covenants limit the Company’s ability to, among other things, purchase or redeem stock, make dividend or other distributions, make investments, and incur or repay debt (with the exception of payment of interest or principal at stated maturity)

Concurrent with the issuance of the Notes, the Company closed on a revolving credit facility (the “Revolving Credit Facility”). The Company also previously issued $40 million of senior subordinated notes (the “Senior Subordinated Notes”) through a private placement.

On February 25, 2002, the Company refinanced the Revolving Credit Facility and Senior Subordinated Notes with a new credit facility including certain term loans (the “Term Loans”) (collectively, the “Credit Facility”). Proceeds from the Term Loans were used to repurchase the $40 million of Senior Subordinated Notes for $37.25 million. In conjunction with the extinguishment of debt, the Company recognized an extraordinary gain of approximately $1.7 million, net of income taxes during the first quarter of 2002. The Credit Facility includes a revolving credit facility (the “Revolver”) that allows the Company to borrow under a revolving line of credit up to the lesser of $120 million or a borrowing base amount as defined in the Credit Facility. The interest rate for the Revolver is based upon the prime rate plus 1.5% or LIBOR plus 4.5% at management’s discretion with a minimum interest rate of 6.5%. Annual commitment fees are due on the undrawn portion of the commitment. At March 31, 2002, $49.4 million was outstanding under the Revolver, and approximately $20.5 million was committed under letters of credit. As of March 31, 2002 the Company had approximately $33.6 million available under the Revolver.

The Term Loans are comprised of four loans: $17.5 million Term Loan A, $25.0 million Term Loan B, $11.0 million Term Loan C, and $29.25 million Term Loan D. The Term Loans (except Term Loan D) mature on February 25, 2005. Term Loan D matures on February 26, 2005.

Term Loan A is repayable in installments over three years, with interest payable monthly based upon the prime rate plus 2.75% with a minimum interest rate of 7.75%. Term Loan B is repayable in installments over three years, with interest payable monthly based upon the prime rate plus 6.5%. The interest rate on Term Loan B includes interest paid in kind of 3.5% that will be payable upon maturity. The minimum interest for Term Loan B is 11.5%. Term Loan C is payable in full at maturity with interest payable monthly based upon the prime rate plus 9%. The interest rate on Term Loan C also includes interest paid in kind of 5% that will be payable upon maturity. The minimum interest for Term Loan C is 14%. Term Loan D is payable in full at maturity with interest payable quarterly based upon the prime rate plus 3.5%

Cash proceeds from certain asset sales and other transactions are required to be used to repay the Term Loans, as specified in the Credit Facility. As of March 31, 2002, the amount outstanding for the Term Loans was $15.3 million for Term Loan A, $25.0 million for Term Loan B, $11.0 million for Term Loan C and $29.25 million for Term Loan D.

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

The Company does not anticipate any covenant violations during 2002. There can be no assurance, however, that the Company will be able to comply with these or its other debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its debt instruments, if not waived, or to adequately service debt obligations, could result in default under the Credit Facility. Any default under the Company’s debt instruments, particularly any default that results in an acceleration of indebtedness or foreclosure on collateral could have a material adverse effect on the Company.

8.	Employee Benefits

As part of the Company’s turnaround efforts in the first quarter, the Allied Holdings Inc. Defined Benefit Pension Plan (the “Plan”) was amended in February 2002. The amendment resulted in a curtailment of the plan effective April 30, 2002. The Company’s net pension cost for 2001 was $2.6 million.

9.	Industry Segment and Geographic Information

In accordance with the requirements of SFAS No.131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has identified two reportable industry segments through which it conducts its operating activities: Allied Automotive Group and Axis Group. These two segments reflect the organization used by management for internal reporting. Allied Automotive Group is engaged in the business of transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group provides distribution, automobile inspection, auction, and logistics services for the automotive industry.

	Three Months Ended March 31

	2002	2001

Revenues—unaffiliated customers:
Allied Automotive Group	$206,610	$212,024
Axis Group	6,649	6,155

Total	$213,259	$218,179

Depreciation and amortization:
Allied Automotive Group	$12,190	$13,450
Axis Group	707	894
Corporate/other	766	847

Total	$13,663	$15,191

Operating profit (loss):
Allied Automotive Group	$5,555	$(16,129)
Axis Group	163	(452)
Corporate/other	(1,953)	(6,598)

Total	3,765	(23,179)
Reconciling items:
Equity income in UK and Brazil joint ventures	—	1,209
Interest expense	(8,122)	(8,466)
Interest income	272	964
Other, net	(207)	—

Loss before income taxes and extraordinary item	$(4,292)	$(29,472)

	March 31	December 31
	2002	2001

Total assets:
Allied Automotive Group	$332,675	$353,558
Axis Group	40,651	43,881
Corporate/other	154,126	135,953

Total	$527,452	$533,392

Capital expenditures:
Allied Automotive Group	$2,608	$6,988
Axis Group	18	524
Corporate/other	—	67

Total	$2,626	$7,579

Geographic financial information for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

	Three Months Ended March 31

	2002	2001

Revenues:
United States	$178,228	$181,298
Canada	35,031	36,881

Total	$213,259	$218,179

Revenues are attributed to the respective countries based on the location of the origination terminal.

10.	Subsequent Events

On April 15, 2002, the Company sold its interests in its joint venture in Brazil to Coimex Empreendimentos E Participacoes Ltda, and Itaguacu Comercio E Participacoes Ltda for approximately $3 million. $2.7 million of cash was received at closing and the remaining $0.3 million will be paid to the Company by December 31, 2002. The joint venture was established in January 1998 and held by the Company’s Axis Group subsidiary. The proceeds from the sale were used to reduce the Company’s outstanding debt. The Company’s interest in its joint venture in Brazil was approximately $3.0 million at March 31, 2002.

11.	Supplemental Guarantor Information

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

Supplemental Condensed Consolidating Balance Sheet
March 31, 2002
(In thousands)
(Unaudited)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$517	$693	$18,405	$—	$19,615
Short-term investments	—	—	64,658	—	64,658
Receivables, net of allowance for doubtful accounts	11	59,317	3,356	—	62,684
Inventories	—	5,235	6	—	5,241
Deferred tax asset—current	33,589	494	251	—	34,334
Prepayments and other current assets	879	16,494	117	—	17,490

Total current assets	34,996	82,233	86,793	—	204,022

Property and equipment, net	10,977	188,019	3,440	—	202,436

Other assets:
Goodwill, net	1,515	88,659	—	—	90,174
Other	21,925	4,860	4,035	—	30,820
Deferred tax asset—noncurrent	14,129	—	—	(14,129)	—
Intercompany receivables	26,551	—	—	(26,551)	—
Investment in subsidiaries	70,350	8,534	—	(78,884)	—

Total other assets	134,470	102,053	4,035	(119,564)	120,994

Total assets	$180,443	$372,305	$94,268	$(119,564)	$527,452

Current liabilities:
Current maturities of long-term debt	$—	$3,507	—	$—	$3,507
Trade accounts payable	1,762	35,715	236	—	37,713
Intercompany payables	—	21,710	4,841	(26,551)	—
Accrued liabilities	8,366	58,879	21,733	—	88,978

Total current liabilities	10,128	119,811	26,810	(26,551)	130,198

Long-term debt, less current maturities	150,000	126,534	—	—	276,534

Postretirement benefits other than pensions	—	9,535	—	—	9,535

Deferred income taxes	—	35,741	—	(14,129)	21,612

Other long-term liabilities	3,545	33,694	35,564	—	72,803

Stockholders’ equity:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	46,603	182,023	13,849	(195,872)	46,603
Treasury stock	(707)	—	—	—	(707)
Retained (deficit) earnings	(20,050)	(121,573)	18,519	103,054	(20,050)
Cumulative other comprehensive loss, net of tax	(9,076)	(13,460)	(474)	13,934	(9,076)

Total stockholders’ equity	16,770	46,990	31,894	(78,884)	16,770

Total liabilities and stockholders’ equity	$180,443	$372,305	$94,268	$(119,564)	$527,452

Supplemental Condensed Consolidating Balance Sheet
December 31, 2001
(In thousands)
(Unaudited)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$209	$1,063	$9,271	$—	$10,543
Short-term investments	—	—	64,794	—	64,794
Receivables, net of allowance for doubtful accounts	24	69,112	3,156	—	72,292
Inventories	—	5,344	5	—	5,349
Deferred tax asset—current	31,658	493	252	—	32,403
Prepayments and other current assets	1,161	17,645	115	—	18,921

Total current assets	33,052	93,657	77,593	—	204,302

Property and equipment, net	11,743	199,378	3,520	—	214,641

Other assets:
Goodwill, net	1,515	88,715	—	—	90,230
Other	14,404	5,742	4,073	—	24,219
Deferred tax asset—noncurrent	14,362	—	—	(14,362)	—
Intercompany receivables	233,827	—	—	(233,827)	—
Investment in subsidiaries	11,697	8,757	—	(20,454)	—

Total other assets	275,805	103,214	4,073	(268,643)	114,449

Total assets	$320,600	$396,249	$85,186	$(268,643)	$533,392

Current liabilities:
Current maturities of long-term debt	$2,625	$—	—	$—	$2,625
Trade accounts payable	2,753	37,326	153	—	40,232
Intercompany payables	—	230,040	3,787	(233,827)	—
Accrued liabilities	7,157	61,460	14,346	—	82,963

Total current liabilities	12,535	328,826	18,286	(233,827)	125,820

Long-term debt, less current maturities	286,523	10	—	—	286,533

Postretirement benefits other than pensions	—	9,363	—	—	9,363

Deferred income taxes	—	35,745	—	(14,362)	21,383

Other long-term liabilities	3,545	34,906	33,845	—	72,296

Stockholders’ equity:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	46,520	90,061	13,849	(103,910)	46,520
Treasury stock	(707)	—	—	—	(707)
Retained (deficit) earnings	(18,894)	(90,171)	20,649	69,522	(18,894)
Cumulative other comprehensive loss, net of tax	(8,922)	(12,491)	(1,443)	13,934	(8,922)

Total stockholders’ equity	17,997	(12,601)	33,055	(20,454)	17,997

Total liabilities and stockholders’ equity	$320,600	$396,249	$85,186	$(268,643)	$533,392

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2002
(In thousands)
(Unaudited)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$2,535	$212,767	$9,622	$(11,665)	$213,259

Operating expenses:
Salaries, wages, and fringe benefits	1,476	117,060	—	—	118,536
Operating supplies and expenses	326	30,540	39	—	30,905
Purchased transportation	—	21,779	—	—	21,779
Insurance and claims	—	10,571	9,130	(9,130)	10,571
Operating taxes and licenses	54	8,409	—	—	8,463
Depreciation and amortization	766	12,778	119	—	13,663
Rents	423	929	2	—	1,354
Communications and utilities	185	1,804	3	—	1,992
Other operating expenses	1,165	4,544	86	(2,535)	3,260
Gain on sale of operating assets, net	—	(1,029)	—	—	(1,029)

Total operating expenses	4,395	207,385	9,379	(11,665)	209,494

Operating (loss) income	(1,860)	5,382	243	—	3,765

Other income (expense):
Interest expense	(8,415)	(5,902)	(89)	6,284	(8,122)
Interest income	6,235	14	307	(6,284)	272
Other, net	160	(367)	—	—	(207)
Equity in losses of subsidiaries	(1,166)	—	—	1,166	—

	(3,186)	(6,255)	218	1,166	(8,057)

(Loss) income before income taxes & extraordinary item	(5,046)	(873)	461	1,166	(4,292)
Income tax benefit (provision)	2,185	(26)	(728)	—	1,431

Loss before extraordinary item	(2,861)	(899)	(267)	1,166	(2,861)
Extraordinary gain on early extinguishment of debt	1,705	—	—	—	1,705

Net loss	$(1,156)	$(899)	$(267)	$1,166	$(1,156)

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2001
(In thousands)
(Unaudited)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$2,475	$217,776	$9,495	$(11,567)	$218,179

Operating expenses:
Salaries, wages, and fringe benefits	5,121	126,596	—	—	131,717
Operating supplies and expenses	903	40,536	3	—	41,442
Purchased transportation	—	23,296	—	—	23,296
Insurance and claims	—	13,802	8,579	(9,092)	13,289
Operating taxes and licenses	47	8,579	—	—	8,626
Depreciation and amortization	847	14,177	167	—	15,191
Rents	532	1,538	—	—	2,070
Communications and utilities	14	2,024	—	—	2,038
Other operating expenses	1,760	4,531	40	(2,475)	3,856
Gain on sale of operating assets, net	—	(167)	—	—	(167)

Total operating expenses	9,224	234,912	8,789	(11,567)	241,358

Operating (loss) income	(6,749)	(17,136)	706	—	(23,179)

Other income (expense):
Equity in earnings (loss) of UK and Brazil joint ventures, net of tax	—	1,219	(10)	—	1,209
Interest expense	(8,023)	(8,059)	(40)	7,656	(8,466)
Interest income	7,710	63	847	(7,656)	964
Intercompany dividends	251	(251)	—	—	—
Equity in net loss of subsidiaries	(22,879)	—	—	22,879	—

	(22,941)	(7,028)	797	22,879	(6,293)

(Loss) income before income taxes	(29,690)	(24,164)	1,503	22,879	(29,472)
Income tax benefit (provision)	10,828	216	(434)	—	10,610

Net loss	$(18,862)	$(23,948)	$1,069	$22,879	$(18,862)

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2002
(In thousands)
(Unaudited)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(1,156)	$(899)	$(267)	$1,166	$(1,156)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on early extinguishment of debt	(2,750)	—	—	—	(2,750)
Depreciation and amortization	766	12,778	119	—	13,663
Amortization of deferred financing costs	1,045	—	—	—	1,045
Gain on sale of assets and other	—	(822)	—	—	(822)
Deferred income taxes	(626)	(97)	1		(722)
Compensation expense related to stock options and grants	59	—	—	—	59
Amortization of Teamsters Union contract costs	—	600	—	—	600
Equity in net losses of subsidiaries	1,166	—	—	(1,166)	—
Change in operating assets and liabilities:
Receivables, net of allowance for
doubtful accounts	13	9,660	(200)	—	9,473
Inventories	—	100	(1)	—	99
Prepayments and other current assets	282	1,125	(2)	—	1,405
Trade accounts payable	(991)	(1,559)	83	—	(2,467)
Intercompany receivables (payables), net	207,276	(208,330)	1,054	—	—
Accrued liabilities	1,209	(3,437)	9,106		6,878

Total adjustments	207,449	(189,982)	10,160	(1,166)	26,461

Net cash provided by (used in) operating activities	206,293	(190,881)	9,893	—	25,305

Cash flows from investing activities:
Purchases of property and equipment	—	(2,587)	(39)	—	(2,626)
Proceeds from sale of property and equipment	—	2,185	—	—	2,185
Investment in UK and Brazil joint ventures	—	464	(464)	—	—
Intercompany dividend (paid) received	(60,000)	60,000	—	—	—
Decrease in short-term investments	—	—	136	—	136
Decrease in cash surrender value of life insurance	183	—	—	—	183

Net cash (used in) provided by investing activities	(59,817)	60,062	(367)	—	(122)

Cash flows from financing activities:
(Repayments of) borrowing under revolving credit facilities	(98,900)	49,443	—	—	(49,457)
Additions to long-term debt	—	82,762	—	—	82,762
Repayments of long-term debt	(37,498)	(2,174)	—	—	(39,672)
Payment of deferred financing costs	(8,803)	—	—	—	(8,803)
Proceeds from issuance of common stock	24	—	—	—	24
Other, net	(991)	2,278	(2,207)	—	(920)

Net cash (used in) provided by financing activities	(146,163)	132,309	(2,207)	—	(16,066)

Effect of exchange rate changes on cash and cash equivalents	—	(1,860)	1,815	—	(45)

Net increase (decrease) in cash and cash equivalents	308	(370)	9,134	—	9,072
Cash and cash equivalents at beginning of year	209	1,063	9,271	—	10,543

Cash and cash equivalents at end of year	$517	$693	$18,405	$—	$19,615

Supplemental Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2001
(In thousands)
(Unaudited)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(18,862)	$(23,948)	$1,069	$22,879	$(18,862)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	847	14,177	167	—	15,191
Gain on sale of property and equipment	—	(167)	—	—	(167)
Amortization of deferred financing costs	436	—	—	—	436
Deferred income taxes	—	(10,593)	—	—	(10,593)
Compensation expense related to stock options and grants	69	—	—	—	69
Equity in losses of joint ventures	—	(1,219)	10	—	(1,209)
Amortization of Teamsters Union contract costs	—	600	—	—	600
Equity in net income of subsidiaries	22,879	—	—	(22,879)	—
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	772	17,533	(3,144)	—	15,161
Inventories	—	232	—	—	232
Prepayments and other current assets	101	(1,590)	1,993	—	504
Intercompany receivables and payables	(13,299)	11,240	2,059	—	—
Trade accounts payable	60	(5,431)	1,023	—	(4,348)
Accrued liabilities	(5,096)	12,357	8,594	—	15,855

Total adjustments	6,769	37,139	10,702	(22,879)	31,731

Net cash (used in) provided by operating activities	(12,093)	13,191	11,771	—	12,869

Cash flows from investing activities:
Purchases of property and equipment	(63)	(6,907)	(609)	—	(7,579)
Proceeds from sale of property and equipment	—	436	—	—	436
Investment in UK and Brazil joint ventures	—	—	(464)	—	(464)
Intercompany dividend received (paid)	251	(251)	—	—	—
Increase in short-term investments	—	—	(8,993)	—	(8,993)
Increase in cash surrender value of life insurance	(120)	—	—	—	(120)

Net cash provided by (used in) investing activities	68	(6,722)	(10,066)	—	(16,720)

Cash flows from financing activities:
Proceeds from (repayment of) long-term debt, net	13,675	(482)	—	—	13,193
Proceeds from issuance of common stock	85	—	—	—	85
Other, net	(446)	(3,666)	1,249	—	(2,863)

Net cash provided by (used in) financing activities	13,314	(4,148)	1,249	—	10,415

Effect of exchange rate changes on cash and cash equivalents	—	(458)	(610)	—	(1,068)

Net increase in cash and cash equivalents	1,289	1,863	2,344	—	5,496
Cash and cash equivalents at beginning of year	(1,213)	2,063	1,523	—	2,373

Cash and cash equivalents at end of year	$76	$3,926	$3,867	$—	$7,869

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship of expense items to revenues for the periods indicated:

	Three Months Ended March 31

	2002	2001

Revenues	100.0%	100.0%

Operating expenses:
Salaries, wages and fringe benefits	55.6	60.4
Operating supplies and expenses	14.5	19.0
Purchased transportation	10.2	10.7
Insurance and claims	5.0	6.1
Operating taxes and licenses	4.0	4.0
Depreciation and amortization	6.4	7.0
Rents	0.6	0.9
Communications and utilities	0.9	0.9
Other operating expenses	1.5	1.7
Gain on sale of operating assets	(0.5)	(0.1)

Total operating expenses	98.2	110.6

Operating income (loss)	1.8	(10.6)

Other income (expense):
Equity in earnings of joint ventures, net of tax	—	0.6
Interest expense	(3.8)	(3.9)
Interest income	0.1	0.4
Other, net	(0.1)	—

	(3.8)	(2.9)

Loss before income taxes & extraordinary item	(2.0)	(13.5)
Income tax benefit	0.7	4.9

Loss before extraordinary item	(1.3)	(8.6)
Extraordinary gain on early extinguishment of debt, net of tax	0.8	—

Net loss	(0.5)%	(8.6)%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues were $213.3 million in the first quarter of 2002 compared to revenues of $218.2 million in the first quarter of 2001, a decrease of 2.2%. The Company experienced a net loss of $1.2 million in the first quarter of 2002 versus a net loss of $18.9 million in the first quarter of 2001. Basic and diluted loss per share in the first quarter of 2002 were $0.14 versus basic and diluted loss per share of $2.35 in the first quarter of 2001. The first quarter 2002 net loss included a $1.7 million after-tax gain on the early extinguishment of the Company’s subordinated notes ($0.21 per share basic and diluted) and a $550,000 after-tax gain on the sale of assets. The first quarter 2001 net loss included an after-tax charge of $3.2 million for severance and workforce reduction expenses.

The decrease in revenues was due to a 6.9% decline in vehicle deliveries primarily resulting from the closing of unprofitable terminals in the fourth quarter of 2001 together with a decrease in market share. Offsetting the impact on revenues from the volume decline was a 4.7% increase in the Allied Automotive Group revenue per unit, which increased from $89.71 in the first quarter of 2001 to $93.91 in the first quarter of 2002. This increase is primarily the result of the implementation by Allied Automotive Group of a new administrative processing fee in September 2001.

The following is a discussion of the changes in the Company’s major expense categories:

Salaries, wages and fringe benefits decreased from 60.4% of revenues in the first quarter of 2001 to 55.6% of revenues in the first quarter of 2002. The decrease was primarily due to continued

productivity and efficiency improvements implemented by the Company’s turnaround initiatives. In addition, the Company incurred $5.0 million of workforce reduction expenses in the first quarter of 2001 compared to $0.4 million of workforce reduction or severance expenses which were related to the upgrade of personnel as part of the turnaround initiatives in the first quarter of 2002.

Operating supplies and expenses decreased from 19.0% of revenues in the first quarter of 2001 to 14.5% of revenues in the first quarter of 2002. The decrease was primarily due to a decrease in fuel costs experienced in the first quarter of 2002 versus the first quarter of 2001 together with a reduction in the maintenance costs of rigs in service. The decreased maintenance costs are a result of the Company operating approximately 10% fewer rigs in the first quarter of 2002 as well as management’s efforts to aggressively reduce overhead costs and unnecessary spending. These efforts are consistent with the Company’s turnaround initiatives.

Purchased transportation decreased from 10.7% of revenues in the first quarter of 2001 to 10.2% of revenues in the first quarter of 2002. The decrease was due primarily to a decrease in the number of owner-operators resulting from the closing of unprofitable terminals in the fourth quarter of 2001. The decrease was offset by an increase in the mix of loads hauled by owner-operators versus company drivers. All costs for owner-operators are included in purchased transportation expense.

Insurance and claims expense decreased from 6.1% of revenues in the first quarter of 2001 to 5.0% of revenues in the first quarter of 2002. The decrease was a result of lower cargo claims experienced on shipped vehicles as well as a reduction in auto self-insurance claims. Allied Automotive Group is aggressively managing its insurance costs as part of its turnaround plan.

Depreciation and amortization decreased from 7.0% of revenues in the first quarter of 2001 to 6.4% of revenues in the first quarter of 2002. Depreciation and amortization expense was $13.7 million in the first quarter of 2002 compared to $15.2 in the first quarter of 2001. The decline is primarily due the reduction of amortization expense resulting from the Company’s adoption of SFAS No. 142 “Goodwill and Other Intangibles” which became effective January 1, 2002. During the first quarter 2001, the Company recorded $0.9 million of amortization expense related to goodwill. The remaining decrease is primarily due to the sale of non-performing assets during 2001.

Rents decreased from 0.9% of revenues in the first quarter of 2001 to 0.6% of revenues in the first quarter of 2002. This decline is primarily due to the closing of unprofitable terminal locations in the fourth quarter of 2001.

Other operating expenses decreased from 1.7% of revenues in the first quarter of 2001 to 1.5% of revenues in the first quarter of 2002. The decrease was primarily due to overall lower professional fees for consultants.

During the first quarter of 2002, Allied Automotive Group disposed of surplus real estate as part of its turnaround initiative plan. The Company recorded a $1.0 million pre-tax gain on the sale of this property.

Equity in earnings of joint ventures, net of tax, decreased to $0 in the first quarter of 2002 from earnings of $1.2 million in the first quarter of 2001. The decrease is attributable primarily to the sale of the Company’s joint ventures in the United Kingdom in the fourth quarter of 2001.

Axis Group completed the sale of its joint venture interest in Brazil during April 2002 for $3.0 million. The joint venture was established in January 1998. Equity in earnings of the Brazil joint venture was $0 during each of the three months ended March 31, 2002 and 2001. The proceeds from the sale were used to reduce the Company’s outstanding debt.

Interest expense decreased from $8.5 million, or 3.9% of revenues, in the first quarter of 2001 to $8.1 million, or 3.8% of revenues, in the first quarter of 2002. The decrease was primarily due to lower debt balances in the first quarter of 2002 compared to the first quarter of 2001 together with lower effective interest rates as a result of the new credit facility.

Interest income decreased from $1.0 million in the first quarter of 2001 to $0.3 million in the first quarter of 2002. The decrease was due to lower investment income as a result of market performance on its short-term investments from the Company’s captive insurance subsidiary Haul Insurance Limited.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The Company adopted SFAS 142 effective January 1, 2002 and accordingly incurred no amortization expense of goodwill during the three months ended March 31, 2002. Included in the accompanying consolidated statements of operations is amortization expense related to goodwill of approximately $0.9 million, for the three months ended March 31, 2001.

SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. In accordance with SFAS No. 142, the Company has six months, subsequent to the adoption of the statement, to complete the first step of the transitional goodwill impairment test. Pursuant to the adoption of SFAS No. 142, the Company has established its reporting units based on its reporting structure in a reasonable and supportable manner. The Company expects to complete the transitional test within the six-month period and will report the results of that testing subsequent to its completion. The Company’s preliminary analysis indicates that a range of impairment between $3.0 and $5.0 million after tax may require a corresponding reduction in the fair value of goodwill related to the Company’s Axis Group subsidiary. Pursuant to the adoption of SFAS No. 142, the Company will annually test goodwill for impairment on the anniversary of the transitional goodwill impairment test.

As part of the Company’s turnaround efforts in the first quarter, the Allied Holdings Inc. Defined Benefit Pension Plan (the “Plan”) was amended in February 2002. The amendment resulted in a curtailment of the Plan effective April 30, 2002. The Company’s net pension cost for 2001 was $2.6 million.

Financial Condition, Liquidity and Capital Resources

The Company’s sources of liquidity are funds provided by operations and borrowings under its revolving credit facility with a syndicate of lenders. The Company’s primary liquidity needs are for the refurbishment and maintenance of rigs and terminal facilities, the payment of operating expenses and the payment of interest and principal associated with long-term debt.

Net cash provided by operating activities totaled $25.3 million in the first three months of 2002 versus $12.9 million for the same period in 2001. The increase was primarily due to a decrease in net loss from $18.9 million in the first quarter of 2001 to $1.2 million in the first quarter of 2002. In addition, the Company generated favorable changes in operating assets and liabilities of $12.8 million during the first quarter of 2002. The improvements in working capital were primarily the result of aggressively implemented measures to improve asset utilization during the last six months of 2001 and the first three months of 2002. These measures included a reduction in outstanding accounts receivable at March 31, 2002 versus December 31, 2001.

Net cash used in investing activities totaled $0.1 for the first quarter of 2002 versus $16.7 million for the first quarter of 2001. Cash paid to purchase capital items decreased $5.0 million to $2.6 million in the first quarter of 2002 from $7.6 million in the first quarter of 2001. The decrease in capital spending reflects the Company’s strategy to reduce capital expenditures through its new fleet refurbishment program. Instead of purchasing new rigs, the Company embarked on a significant fleet refurbishment program that is expected to enable the Company to refurbish approximately 15% of its active fleet in 2002. The decrease in cash used in investing activities was further enhanced by the change in the investment portfolio mix of the Company’s captive insurance company, which increased short-term investments by $9.0 million in the first quarter of 2001. These decreases were offset by the receipt of $2.2 million of proceeds from the sale of assets in the first quarter of 2002 compared to $0.4 million in the first quarter of 2001.

Net cash used in financing activities totaled $16.1 million in 2002 versus net cash provided by financing activities of $10.9 million in 2001. During the first quarter of 2002, long-term debt was reduced by $9.1 million, compared to borrowings of long-term debt of $13.2 million in the first quarter of 2001. The reduction of long-term debt in the first quarter of 2002 included the gain on early extinguishment of the Senior Subordinated Notes of approximately $2.8 million. The repayment of debt was primarily due to a reduction in the net loss experienced by the Company together with lower working capital requirements and the cash received from the sale of assets. In addition, the Company paid $8.8 million in deferred financing costs relating to the refinancing.

On February 25, 2002, the Company refinanced its revolving credit facility and $40 million Senior Subordinated Notes with the Credit Facility. Proceeds from the term loans were used to repurchase the $40 million of Senior Subordinated Notes for $37.25 million. In conjunction with the extinguishment of debt, the Company recognized an extraordinary gain of $1.7 million, net of income taxes. The Credit Facility includes the Revolver that allows the Company to borrow under a revolving line of credit up to the lesser of $120 million or a borrowing base amount as defined in the Credit Facility agreement. The interest rate for the Revolver is based upon the prime rate plus 1.5% or LIBOR plus 4.5% with a minimum interest rate of 6.5%. Annual commitment fees are due on the undrawn portion of the commitment. At March 31, 2002, $49.4 million was outstanding under the Revolver, and approximately $20.5 million was committed under letters of credit. As of March 31, 2002, the Company had approximately $33.6 million available under the Revolver.

The Term Loans are comprised of four loans, $17.5 million Term Loan A, $25.0 million Term Loan B, $11.0 million Term Loan C, and $29.25 million Term Loan D. The Term Loans (except Term Loan D) mature on February 25, 2005. Term Loan D matures on February 26, 2005.

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

The Credit Facility agreement and the Senior Notes set forth a number of affirmative, negative and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur or repay debt, incur liens, make investments, purchase or redeem stock, make dividends or other distributions or sell assets. The financial covenants set forth in the Credit Facility require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization and also includes leverage and fixed charge coverage ratios. The Company anticipates limiting capital expenditures to a range of $20 to $30 million in 2002, which is within covenant limitations.

The Company does not anticipate any covenant violations during 2002. There can be no assurance, however, that the Company will be able to comply with these or its other debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its debt instruments, if not waived, or to adequately service debt obligations, could result in a default under the Credit Facility. Any default under the Company’s debt instruments, particularly any default that results in an acceleration of indebtedness or foreclosure on collateral could have a material adverse effect on the Company.

Borrowings under the Credit Facility are secured by a first priority security interest on assets of the Company and certain of its subsidiaries, including a pledge of stock of certain subsidiaries. In addition, certain subsidiaries of the Company jointly and severally guarantee the obligations of the Company under the Credit Facility.

The Company began trading its common stock on the American Stock Exchange (“AMEX”) under the symbol AHI, effective April 8, 2002. The Company’s common stock was previously listed on the New York Stock Exchange (“NYSE”). As previously announced, the Company had been operating under a plan that was approved by the NYSE in August 2001. The plan was to bring the Company’s total market capitalization and shareholders’ equity above NYSE’s continued listing requirement of $50 million by November 29, 2002. The Company believes, however, that the change to AMEX better allows for management of business without the uncertainty and distractions associated with meeting NYSE standards. Management does not expect a significant change in shareholder liquidity as a result of the move to the AMEX.

Disclosures About Market Risks

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in short-term investment prices, interest rates, fuel prices, and foreign currency exchange rates.

Short-term Investments - The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at March 31, 2002, which are recorded at a fair value of $64.7 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $6.5 million.

Interest Rates - The Company primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. The majority of the Company’s long-term debt obligations bear a fixed rate of interest. A one-percentage point increase in interest rates affecting the Company’s floating rate long-term debt would reduce pre-tax income by $1.3 million over the next fiscal year. A one-percentage point change in interest rates would not have a material effect on the fair value of the Company’s fixed rate long-term debt.

Fuel Prices — Allied Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, changes in global demand, and global production. To reduce price risk caused by market fluctuations, Allied Automotive Group periodically purchases fuel in advance of consumption. During 2001 Allied Automotive Group entered into a forward purchase commitment to purchase one million gallons of low sulfur diesel fuel per month until August 2002 at determinable prices defined within the agreement. A 10% increase in diesel fuel prices would reduce pre-tax income by $1.7 million over the next fiscal year assuming 2001 levels of fuel consumption.

Foreign Currency Exchange Rates — Although the majority of the Company’s operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investments in foreign subsidiaries translated into dollars using exchange rates at March 31, 2002, are $72.5 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $7.3 million. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

Revenue Variability — The Company’s revenues are variable and can be impacted by sudden unexpected changes in Original Equipment Manufacturer production levels. In addition, the Company’s revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models which are shipped to dealers during those periods, and the generally higher spring and early summer sales of automobiles and light trucks. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled plant shut downs. Except for the impact of rising fuel costs discussed herein, inflation has not significantly affected the Company’s results of operations.

Critical Accounting Policies

The Company has certain critical accounting policies that are important to the portrayal of financial condition and results of operation. These critical accounting policies require subjective or complex judgments. The Company’s critical accounting policies include claims and insurance reserves, accounts receivable valuation reserves and the income tax valuation reserve.

CLAIMS AND INSURANCE RESERVES — Reserves for self-insured workers’ compensation, automobile, and general liability losses are subject to actuarial estimates based on historical claims experience adjusted for current industry trends. The Company receives third-party actuarial valuations to assist in the determination of its claims and insurance reserves. The actuarial estimates are discounted at 6% to their present value. The claims and insurance reserves are adjusted periodically as such claims mature to reflect changes in actuarial estimates based on actual experience.

ACCOUNTS RECEIVABLE VALUATION RESERVES — Substantially all revenue is derived from transporting new automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Revenue is recorded when the vehicles are delivered to the dealerships. The Company makes significant estimates to determine the collectibility of its accounts receivable on the balance sheet. Estimates include periodic evaluations of the credit worthiness of customers including the impact of market and economic conditions on their viability to satisfy amounts owed to the Company. In addition, estimates include assessments of the potential for customer billing adjustments based on the timing of delivery, the accuracy of pricing, as well as evaluation of the historical aging of customer accounts.

INCOME TAX VALUATION RESERVE — The Company recognizes deferred tax liabilities and assets, including certain foreign tax credits, for the expected future tax consequences of events that have been included in the financial statements or tax returns. As a result of the Company’s operating loss position, expected insufficient future foreign source income, and limited foreign tax credit expirations, the foreign tax credits are not expected to be realized. The Company provides for a valuation allowance for these and any other net deferred tax assets or credits not expected to be realized in the future. However, utilization of remaining deferred tax assets at March 31, 2002 is based on management’s assessment of the Company’s earnings history, the actions the Company has taken and will continue to take to improve its financial performance, expectations of future taxable income, and other relevant considerations.

Cautionary Notice Regarding Forward-Looking Statements - This Quarterly Report on Form 10-Q contains, and from time to time the Company and its officers, directors or employees may make other forward-looking statements, including statements regarding, among other items, (i) the Company’s plans, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company’s management information systems, (iv) the Company’s efforts to reduce costs, (v) the adequacy of the Company’s sources of cash to finance its current and future operations and (vi) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “seek,” “expect,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from historical results or results expressed or implied by such forward-looking statements are the following: economic recessions or downturns in new vehicle production or sales; the highly competitive nature of the automotive distribution industry; dependence on the automotive industry; the impact of recent price increases implemented by the Company on the Company’s market share; loss or reduction of revenues generated by the Company’s major customers or the loss of any such customers; the variability of quarterly results and seasonality of the automotive distribution industry; the Company’s highly leveraged financial position; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; increases in fuel prices; increased frequency and severity of work related accidents and workers’ compensation claims; availability of appropriate insurance coverage; increased expenses due to layoffs of employees; changes in regulatory requirements which are applicable to the Company’s business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; risks associated with doing business in foreign countries; and other risk factors set forth from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to, this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Quarterly Report or in any statement referencing the risk factors and other cautionary statements set forth in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required under this item is provided under the caption “Disclosures about Market Risks” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART 2 — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The Company is involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, other than those discussed below, will not have a material adverse effect on the Company’s financial position or results of operations.

Gateway Development & Manufacturing, Inc. v. Commercial Carriers, Inc., et al., Index No. 1997/8920 (the “Gateway Case”) and Commercial Carriers, Inc. v. Gateway Development & Manufacturing, Inc., et al. (the “CCI Case”), Index No. 12000/8184. The claims at issue in both the Gateway Case and the CCI case center around the contention that the Company breached legal duties with respect to a failed business transaction involving Gateway Development & Manufacturing, Inc., Ryder Truck Rental, Inc. and Ryder System, Inc. In the Gateway Case, the Company has sought and received summary judgment in its favor on the sole claim (for tortious interference with contract) asserted against it by Gateway Development & Manufacturing, Inc., but that ruling has been appealed. A decision on that appeal is expected later this year. In the interim, the trial court has permitted the filing and service of cross-claims against the Company by the other defendants in that action. In the CCI Case, the Company has accepted service of a separate complaint asserting claims against the Company by the other defendants in the Gateway Case. It is anticipated that the claims asserted in both the Gateway Case and the CCI Case will be resolved in a unified proceeding. With respect to the entirety of this litigation, the Company intends to continue its vigorous defense against the claims asserted against it, as management believes all of those claims are without merit. While the ultimate results of this litigation cannot be predicted, if this litigation is resolved in a manner that is adverse to the Company, it could have a material adverse effect on the Company’s consolidated financial position or results of operations.

Ryder Systems, Inc. v. Allied Holdings, Inc., AH Acquisition Corp. and Allied Automotive Group, Inc., Case No. 01-3553-CIV-HUCK in the United States District Court for the Southern District of Florida, relates to the Company’s August 1997 stock acquisition of certain corporations wholly owned by Ryder. Through that acquisition, the Company agreed to assume financial responsibility for certain third-party injury claims arising on or before the August 1997 closing date. Ryder’s original complaint was filed on August 16, 2001. In response, the Company moved to dismiss, and the court granted that motion with leave for Ryder to amend its complaint. On December 26, 2001, Ryder timely filed its amended complaint. Ryder’s five-count amended complaint alleges, in Count one, that the Company breached its agreement with Ryder by failing to undertake certain actions (including posting letters of credit and bonds) to substitute the Company for Ryder under an insurance policy covering third-party claims and with various states’ agencies that regulate matters such as self-insured workers’ compensation. In Counts two through four, the amended complaint alleges that if these obligations are not required by contract, the legal doctrines of promissory estoppel, good faith, fair dealing and negligent misrepresentation created them. In Count five, the amended complaint seeks a declaration that the Company is required to undertake these actions. The Company intends to continue its vigorous defense against the claims asserted against it, as management believes all of those claims are without merit. It has moved to dismiss the first four counts, answered the declaratory judgment count, and raised several counterclaims. The ultimate results of this litigation cannot be predicted. However, if Ryder prevails on its claims and the court orders the Company to substitute itself for Ryder by, among other things, posting substantial letters of credit, it could have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

Exhibit	Description

10.1†	First Amendment to Employment Agreement between Allied Holdings, Inc. and Hugh E. Sawyer

10.2†	Employment Agreement between Allied Holdings, Inc. and Daniel H. Popky

10.2(a)†	First Amendment to Employment Agreement between Allied Holdings, Inc. and Daniel H. Popky

10.3†	Employment Agreement between Allied Holdings, Inc. and Thomas M. Duffy

10.3(a)†	First Amendment to Employment Agreement between Allied Holdings, Inc. and Thomas M. Duffy

10.4†	Employment Agreement between Allied Holdings, Inc. and Robert J. Rutland

10.5†	Employment Agreement among Axis Group, Inc., Allied Holdings, Inc. and Jack Gross

† Management contract, compensatory plan or arrangement.

(b)	Reports on Form 8-K:

On April 2, 2002, the Company filed with the Commission a Current Report on Form 8-K regarding the dismissal of its independent public accountants Arthur Andersen LLP and the engagement of KPMG LLP as its new independent auditors which Current Report was amended on April 19, 2002.

On February 27, 2002, the Company filed with the Commission a Current Report on form 8-K to announce the successful completion of the refinancing of its revolving credit facility as well as its subordinated debt on February 26, 2002.

On February 21, 2002, the Company filed an amendment to a Current Report on Form 8-K filed with the Commission December 20, 2001 relative to the sale of the Company’s interest in the United Kingdom joint venture to provide the Company’s unaudited pro forma condensed consolidated balance sheet and statement of operations as of and for the nine month period ending September 30, 2001 and unaudited proforma condensed consolidated statement of operations for the year ended December 31, 2001.

On February 14, 2002, the Company filed with the Commission a Current Report on Form 8-K announcing that the Company had reached an agreement on February 12, 2002 with the Company’s subordinated debt holders extending the February 15 interest payment date under the Company’s $40 million subordinated debt facility to March 1, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allied Holdings, Inc.

May 15, 2002	/s/ HUGH E. SAWYER

(Date)	Hugh E. Sawyer on behalf of Registrant as President and Chief Executive Officer

May 15, 2002	/s/ DANIEL H. POPKY

(Date)	Daniel H. Popky on behalf of Registrant as Senior Vice President, Finance and Chief Financial Officer