Form 10-K/A
period 2001-12-31
ALLIED HOLDINGS INC
filed 2002-06-27
CIK 909950

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22276

Allied Holdings, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0360550 (I.R.S. Employer ID Number)

160 Clairemont Avenue, Suite 200, Decatur, Georgia 30030
(Address of principal executive office)

Registrant’s telephone number, including area code (404) 373-4285

Securities registered pursuant to Section 12(b) of the Act:

No par value Common Stock (Title of Class)	American Stock Exchange (Name of Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     As of May 31, 2002, Registrant had outstanding 8,322,982 shares of common stock. The aggregate market value of the common stock held by nonaffiliates of the Registrant, based upon the closing sales price of the common stock on May 31, 2002 as reported on the American Stock Exchange, was approximately $27,605,702.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for Registrant’s 2002 Annual Meeting of Shareholders held May 22, 2002 are incorporated by reference in Part III.

PART IV
SIGNATURES
EXHIBIT INDEX
EX-99.1 FINANCIAL STATEMENTS OF ANSA LOGISTICS LTD

     The Registrant hereby amends its Report on Form 10-K for the year ended December 31, 2001, as follows:

Item 14 is amended to include financial statement for Ansa Logistics Limited, which are filed by amendment in accordance with Regulation S-X 3-09(b), and to include exhibits related to such financial statements.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report.

	(1)	Financial Statements.

(2)	Financial Statement Schedules.

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Public Accountants	S-1
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2001, 2000 and 1999	S-2

(3)	Supplemental Financial Statement Schedules:

Exhibit 99.1 contains the Financial Statements of Ansa Logistics Limited.

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(b)	Reports on Form 8-K

(i) The Registrant filed a Form 8-K on November 30, 2001, attaching its press release in connection with the sale of its United Kingdom joint venture held by the Registrant’s subsidiary, Axis International, Inc., to AutoLogic Holdings plc. In addition, the Registrant announced that it had entered into Amendment No. 2 to its Amended and Restated Revolving Credit whereby the Registrant obtained (i) a consent to the sale of the United Kingdom joint venture and (ii) certain other amendments to the revolving credit agreement.

(ii) The Registrant filed a Form 8-K on December 20, 2001, to announce that it had completed the sale of its interest in the United Kingdom joint venture held by the Registrant’s subsidiary, Axis International, Inc., to AutoLogic Holdings plc. The Agreement provided for the sale by the Registrant of the following interests held by Axis International, Inc.: (i) 50% interest in Autocar Logistics Limited, a company registered in England and Wales, (ii) 50% interest in Ansa Logistics Limited, a company registered in England and Wales, and (iii) 32% interest in Vehicle Logistics Corporation BV, a company registered in the Netherlands.

     (c)  Exhibits.

     Arthur Andersen LLP has not consented to the incorporation by reference of their reports into the Company’s previously filed Registration Statement File Nos. 33-76108, 33-90892, 333-3020, 33-37113, 333-72053, 333-51102, 333-51104 and 333-62440, and, after reasonable efforts to obtain such written consent, we have not filed the consent pursuant to Rule 437(a) of the Securities Act of 1933. Because Arthur Andersen LLP has not consented to the incorporation of their report in such registration statements of the Company, persons who acquire the Common Stock of the Company covered by such registration statements will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP or any omissions to state a material fact required to be stated therein.

Exhibit Index filed as part of this report

Exhibit		Description

3.1	—	Amended and Restated Articles of Incorporation of the Company.(1)

3.2	—	Amended and Restated Bylaws of the Company.(2)

4.1	—	Specimen Common Stock Certificate.(1)

4.2	—	Indenture dated September 30, 1997 by and among the Company, the Guarantors and The First National Bank of Chicago, as Trustee.(3)

4.3	—	Credit Agreement among Allied Holdings, Inc., Allied Systems, Ltd., and Abelco Finance LLC, Foothill Capital Corporation dated February 25, 2002.(4)

10.1†	—	Form of the Company’s Employment Agreement with executive officers.(5)

10.2†	—	The Company’s Amended and Restated Long Term Incentive Plan.(2)

10.3†	—	The Company’s 401(k) Retirement Plan and Defined Benefit Pension Plan and Trust.(6)

10.5	—	Agreement between the Company and Ford Motor Company, as amended.(7)

10.6	—	Agreement between the Company and DaimlerChrysler Corporation.(2)

10.7	—	Agreement between the Company and General Motors Corporation.(7)

10.8	—	Acquisition Agreement among Allied Holdings, Inc., AH Acquisition Corp., Canadian Acquisition Corp., and Axis International Incorporated and Ryder System, Inc. dated August 20, 1997.(8)

10.9†	—	The Company’s 1999 Employee Stock Purchase Plan.(9)

10.10†	—	Employment Agreement between the Company and Hugh E. Sawyer.(10)

10.10(a)†	—	First Amendment to Employment Agreement between the Company and Hugh E. Sawyer.(11)

10.11†*	—	Severance Agreement between the Company and A. Mitchell Poole, Jr.

10.12*	—	Agreement between the Company and International Business Machines Corporation.

10.13†	—	Employment Agreement between the Company and Daniel H. Popky.(11)

10.13(a) †	—	First Amendment to Employment Agreement between the Company and Daniel H. Popky.(11)

10.14†	—	Employment Agreement between the Company and Thomas M. Duffy.(11)

Exhibit		Description

10.14(a) †	—	First Amendment to Employment Agreement between the Company and Thomas M. Duffy.(11)

10.15†	—	Employment Agreement between the Company and Robert J. Rutland.(11)

10.16†	—	Employment Agreement among Axis Group, Inc., Allied Holdings, Inc. and Jack Gross.(11)

21.1*	—	List of subsidiary corporations.

24.1*	—	Powers of Attorney (included within the signature pages of this Report)

99.1**	—	Financial Statements of Ansa Logistics Limited

(1)	Incorporated by reference from Registration Statement (File Number 33-66620) as filed with the Securities and Exchange Commission on July 28, 1993 and amended on September 2, 1993 and September 17, 1993 and deemed effective on September 29, 1993.

(2)	Incorporated by reference from Form 10-K filed with the Commission on April 16, 2001. Portions of Exhibit 10.6 are omitted pursuant to a request for confidential treatment granted by the Commission.

(3)	Incorporated by reference from Registration Statement (File Number 33-37113) as filed with the SEC on October 3, 1997.

(4)	Incorporated by reference from Form 8-K filed with the Commission on February 27, 2002.

(5)	Incorporated by reference from Form 10-K filed with the Commission on March 29, 2000.

(6)	Incorporated by reference from Registration Statement (File Number 33-76108) as filed with the SEC on March 4, 1994 and deemed effective on such date, and Annual Report on Form 10-K for the year ended December 31, 1993.

(7)	Incorporated by reference from Form 10-Q filed with the Commission on November 13, 2001. Portions of the agreement are omitted pursuant to a request for confidential treatment granted by the Commission.

(8)	Incorporated by reference from Form 8-K filed with the Commission on August 29, 1997. Portions of the agreement are omitted pursuant to a request for confidential treatment granted by the Commission.

(9)	Incorporated by reference from Registration Statement (File Number 333-72053) as filed with the SEC on February 9, 1999.

(10)	Incorporated by reference from Form 10-Q filed with the Commission on August 14, 2001.

(11)	Incorporated by reference from Form 10-Q filed with the Commission on May 15, 2002.

†	Management contract, compensatory plan or arrangement.

*	Previously filed with the Registrant’s Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 27, 2002.

**	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HOLDINGS, INC.

Date: June 25, 2002

	By:	/s/ HUGH E. SAWYER Hugh E. Sawyer, President and Chief Executive Officer

Date: June 25, 2002	By:	/s/ DANIEL H. POPKY Daniel H. Popky, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the 1933 Act, this amendment to this registration statement has been signed by the following persons in the capacities indicated below on this 25th day of June, 2002.

Signature	Title

/s/ Robert J. Rutland* Robert J. Rutland	Chairman and Director

/s/ Guy W. Rutland, III* Guy W. Rutland, III	Chairman Emeritus and Director

/s/ Hugh E. Sawyer* Hugh E. Sawyer	President, Chief Executive Officer and Director

/s/ Guy W. Rutland, IV* Guy W. Rutland, IV	Director

/s/ David G. Bannister* David G. Bannister	Director

/s/ Robert R. Woodson* Robert R. Woodson	Director

/s/ William P. Benton* William P. Benton	Director

Signature	Title

/s/ Berner F. Wilson, Jr.* Berner F. Wilson, Jr.	Director

/s/ Thomas E. Boland* Thomas E. Boland	Director

/s/ J. Leland Strange* J. Leland Strange	Director

     •     Hugh E. Sawyer, by signing his name hereto, does hereby sign this document pursuant to Powers of Attorney duly executed by the persons named, filed with the Securities and Exchange Commission as an Exhibit to Form 10-K, on behalf of such person, all in the capacities and on the dated stated, such persons including a majority of the directors of the Company.

By:	/s/ HUGH E. SAWYER Hugh E. Sawyer, Attorney-in-fact

EXHIBIT INDEX

Exhibit		Description

3.1	—	Amended and Restated Articles of Incorporation of the Company.(1)

3.2	—	Amended and Restated Bylaws of the Company.(2)

4.1	—	Specimen Common Stock Certificate.(1)

4.2	—	Indenture dated September 30, 1997 by and among the Company, the Guarantors and The First National Bank of Chicago, as Trustee.(3)

4.3	—	Credit Agreement among Allied Holdings, Inc., Allied Systems, Ltd., and Abelco Finance LLC, Foothill Capital Corporation dated February 25, 2002.(4)

10.1†	—	Form of the Company’s Employment Agreement with executive officers.(5)

10.2†	—	The Company’s Amended and Restated Long Term Incentive Plan.(2)

10.3†	—	The Company’s 401(k) Retirement Plan and Defined Benefit Pension Plan and Trust.(6)

10.5	—	Agreement between the Company and Ford Motor Company, as amended.(7)

10.6	—	Agreement between the Company and DaimlerChrysler Corporation.(2)

10.7	—	Agreement between the Company and General Motors Corporation.(7)

10.8	—	Acquisition Agreement among Allied Holdings, Inc., AH Acquisition Corp., Canadian Acquisition Corp., and Axis International Incorporated and Ryder System, Inc. dated August 20, 1997.(8)

10.9†	—	The Company’s 1999 Employee Stock Purchase Plan.(9)

10.10†	—	Employment Agreement between the Company and Hugh E. Sawyer.(10)

10.10(a)†	—	First Amendment to Employment Agreement between the Company and Hugh E. Sawyer.(11)

10.11†*	—	Severance Agreement between the Company and A. Mitchell Poole, Jr.

10.12*	—	Agreement between the Company and International Business Machines Corporation.

10.13†	—	Employment Agreement between the Company and Daniel H. Popky.(11)

10.13(a) †	—	First Amendment to Employment Agreement between the Company and Daniel H. Popky.(11)

10.14†	—	Employment Agreement between the Company and Thomas M. Duffy.(11)

10.14(a) †	—	First Amendment to Employment Agreement between the Company and Thomas M. Duffy.(11)

10.15†	—	Employment Agreement between the Company and Robert J. Rutland.(11)

10.16†	—	Employment Agreement among Axis Group, Inc., Allied Holdings, Inc. and Jack Gross.(11)

21.1*	—	List of subsidiary corporations.

24.1*	—	Powers of Attorney (included within the signature pages of this Report)

99.1**	—	Financial Statements of Ansa Logistics Limited

(1)	Incorporated by reference from Registration Statement (File Number 33-66620) as filed with the Securities and Exchange Commission on July 28, 1993 and amended on September 2, 1993 and September 17, 1993 and deemed effective on September 29, 1993.

(2)	Incorporated by reference from Form 10-K filed with the Commission on April 16, 2001. Portions of Exhibit 10.6 are omitted pursuant to a request for confidential treatment granted by the Commission.

(3)	Incorporated by reference from Registration Statement (File Number 33-37113) as filed with the SEC on October 3, 1997.

(4)	Incorporated by reference from Form 8-K filed with the Commission on February 27, 2002.

(5)	Incorporated by reference from Form 10-K filed with the Commission on March 29, 2000.

(6)	Incorporated by reference from Registration Statement (File Number 33-76108) as filed with the SEC on March 4, 1994 and deemed effective on such date, and Annual Report on Form 10-K for the year ended December 31, 1993.

(7)	Incorporated by reference from Form 10-Q filed with the Commission on November 13, 2001. Portions of the agreement are omitted pursuant to a request for confidential treatment granted by the Commission.

(8)	Incorporated by reference from Form 8-K filed with the Commission on August 29, 1997. Portions of the agreement are omitted pursuant to a request for confidential treatment granted by the Commission.

(9)	Incorporated by reference from Registration Statement (File Number 333-72053) as filed with the SEC on February 9, 1999.

(10)	Incorporated by reference from Form 10-Q filed with the Commission on August 14, 2001.

(11)	Incorporated by reference from Form 10-Q filed with the Commission on May 15, 2002.

†	Management contract, compensatory plan or arrangement.

*	Previously filed with the Registrant’s Report on Form 10-K for the year ended December 31, 2001 filed with the Commission on March 27, 2002.

**	Filed herewith.