Form 10-Q
period 2002-06-30
ALLIED HOLDINGS INC
filed 2002-08-14
CIK 909950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 — For the quarterly period ended June 30, 2002

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 — For the transition period from to

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

Outstanding common stock, No par value at July 19, 2002	8,386,051

INDEX

PART I

FINANCIAL INFORMATION

PAGE

ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3

Consolidated Statements of Operations for the Three and Six Month Periods Ended June 30, 2002 and 2001	4

Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2002 and 2001	5

Notes to Consolidated Financial Statements	6

ITEM 2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk	26

PART II

OTHER INFORMATION

ITEM 4
Submission of Matters to a Vote of Security Holders	28

ITEM 6
Exhibits and Reports on Form 8-K	28
Signature Page	29

PART I. — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,471	$10,543
Short-term investments	66,023	64,794
Receivables, net of allowance for doubtful accounts of $5,403 and $11,058, respectively	61,902	72,292
Inventories	5,150	5,349
Deferred tax assets	34,394	32,403
Prepayments and other current assets	18,940	18,921

Total current assets	205,880	204,302

PROPERTY AND EQUIPMENT, NET	194,426	214,641

OTHER ASSETS:
Goodwill, net	86,114	90,230
Other	26,770	24,219

Total other assets	112,884	114,449

Total assets	$513,190	$533,392

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,500	$2,625
Trade accounts payable	40,669	40,232
Accrued liabilities	84,231	82,963

Total current liabilities	128,400	125,820

LONG-TERM DEBT, less current maturities	261,483	286,533

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	9,171	9,363

DEFERRED INCOME TAXES	23,849	21,383

OTHER LONG-TERM LIABILITIES	73,261	72,296

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 20,000 shares authorized, 8,362 and 8,274 shares outstanding at June 30, 2002 and December 31, 2001, respectively	—	—
Additional paid-in capital	46,829	46,520
Treasury stock at cost, 139 shares at June 30, 2002 and December 31, 2001	(707)	(707)
Retained deficit	(22,033)	(18,894)
Accumulated other comprehensive loss, net of tax	(7,063)	(8,922)

Total stockholders’ equity	17,026	17,997

Total liabilities and stockholders’ equity	$513,190	$533,392

The accompanying notes are an integral part of these consolidated balance sheets.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

REVENUES	$238,984	$250,195	$452,243	$468,374

OPERATING EXPENSES:
Salaries, wages and fringe benefits	127,513	140,589	246,049	272,306
Operating supplies and expenses	35,906	39,895	66,811	81,337
Purchased transportation	25,328	28,666	47,107	51,962
Insurance and claims	12,929	13,768	23,500	27,057
Operating taxes and licenses	8,630	8,507	17,093	17,133
Depreciation and amortization	13,282	15,281	26,945	30,305
Rents	1,856	1,592	3,210	3,662
Communications and utilities	1,873	1,914	3,865	3,952
Other operating expenses	1,455	3,590	4,715	7,613
Loss (gain) on disposal of operating assets, net	315	(2,576)	(714)	(2,743)

Total operating expenses	229,087	251,226	438,581	492,584

Operating income (loss)	9,897	(1,031)	13,662	(24,210)

OTHER INCOME (EXPENSE):
Equity in earnings of UK and Brazil joint ventures, net of tax	—	1,330	—	2,539
Interest expense	(7,610)	(9,387)	(15,732)	(17,853)
Interest income	615	626	887	1,590
Gain on early extinguishment of debt	—	—	2,750	—
Other, net	—	—	(207)	—

	(6,995)	(7,431)	(12,302)	(13,724)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,902	(8,462)	1,360	(37,934)

INCOME TAX (EXPENSE) BENEFIT	(793)	2,746	(407)	13,356

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,109	(5,716)	953	(24,578)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	(4,092)	—

NET INCOME (LOSS)	$2,109	($5,716)	($3,139)	($24,578)

BASIC & DILUTED NET INCOME (LOSS) PER COMMON SHARE:

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
BASIC	$0.25	($0.71)	$0.12	($3.04)
DILUTED	$0.24	($0.71)	$0.11	($3.04)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX
BASIC	—	—	($0.50)	—
DILUTED	—	—	($0.47)	—

NET INCOME (LOSS)
BASIC	$0.25	($0.71)	($0.38)	($3.04)

DILUTED	$0.24	($0.71)	($0.36)	($3.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	8,300	8,086	8,259	8,083

DILUTED	8,781	8,086	8,793	8,083

The accompanying notes are an integral part of these consolidated statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Six Months Ended
	June 30,

	2002	2001

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($3,139)	($24,578)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on early extinguishment of debt	(2,750)	—
Interest expense paid in kind	377	—
Amortization of deferred financing costs	2,028	1,653
Depreciation and amortization	26,945	30,305
Cumulative effect of change in accounting principle	5,194	—
Gain on disposal of assets and other, net	(507)	(2,743)
Deferred income taxes	(634)	(13,356)
Compensation expense related to stock options and grants	148	138
Equity in earnings of joint ventures	—	(2,539)
Amortization of Teamsters Union contract costs	1,200	1,202
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	10,957	20,827
Inventories	238	415
Prepayments and other current assets	92	(1,635)
Trade accounts payable	217	(4,084)
Accrued liabilities	1,993	12,620

Total adjustments	45,498	42,803

Net cash provided by operating activities	42,359	18,225

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,470)	(16,942)
Proceeds from sale of property and equipment	2,857	4,745
Investment in joint ventures	—	(464)
Proceeds from sale of equity investment in joint venture	2,700	—
Increase in short-term investments	(1,229)	(2,590)
Increase in the cash surrender value of life insurance	(317)	(240)

Net cash used in investing activities	(3,459)	(15,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) additions to revolving credit facilities, net	(60,723)	11,869
Additions to long-term debt	82,751	—
Repayment of long-term debt	(43,830)	(104)
Payment of deferred financing costs	(8,829)	(2,507)
Proceeds from issuance of common stock	161	217
Other, net	373	281

Net cash (used in) provided by financing activities	(30,097)	9,756

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	125	(1,429)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,928	11,061

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,543	2,373

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,471	$13,434

The accompanying notes are an integral part of these consolidated statements.

Allied Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the “Company”) included in the Company’s 2001 Annual Report on Form 10-K.

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

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income,” requires companies to report all changes in equity during a period, except those resulting from investment by stockholders and distribution to stockholders. The Company had comprehensive income of $4.1 million for the second quarter of 2002 versus a comprehensive loss of $4.0 million for the second quarter of 2001. For the first six months of 2002, the Company had a comprehensive loss of $1.3 million, versus a comprehensive loss of $26.6 million for the first six months of 2001. The difference between comprehensive income and net income is the foreign currency translation net of income taxes.

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

From time to time, the Company enters into future contracts to manage the risk associated with changes in fuel prices. Gains and losses from fuel hedging contracts are recognized as part of fuel expense when the Company uses the underlying fuel being hedged. During 2001, Allied Automotive Group entered into a forward purchase commitment to purchase one million gallons of low sulfur diesel fuel per month until August 2002 at determinable prices defined within the agreement. The Company is evaluating additional forward purchase commitments. The Company does not enter into fuel hedging contracts for speculative purposes. At June 30, 2002, the Company did not have any outstanding fuel hedging contracts or other derivative instruments that fall under the provisions of SFAS No. 133 as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”

5.	Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The Company adopted SFAS No. 142 effective January 1, 2002. For information regarding goodwill and the impact of adoption of SFAS No. 142 had on the Company’s consolidated financial statements, refer to Note 6. SFAS No. 141 did not impact the earnings or financial position of the Company.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company plans to adopt SFAS No. 143 in the first quarter of fiscal year 2003. Management will evaluate the impact of the adoption of this standard on the consolidated financial statements during fiscal year 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company adopted this standard on January 1, 2002 and there was no impact on the financial position or results of operations of the Company as of the date of the adoption.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The Statement updates, clarifies and simplifies existing accounting pronouncements. The Statement requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in Opinion 30 must be reclassified. The Statement is effective for fiscal years beginning after May 15, 2002. The Company elected early adoption of the standard. Accordingly, the after-tax gain on early extinguishment of debt that was reported as an extraordinary item in the first quarter of 2002 has been reclassified and is currently reported as other income.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the Statement will have a material impact on the financial position or results of operations of the Company as of the date of adoption.

6.	Goodwill

In accordance with SFAS No. 142, the Company no longer amortizes goodwill but will review it annually for impairment, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of goodwill below its carrying value. Pursuant to the adoption of SFAS No. 142, the Company evaluated its reporting units within the guidance of SFAS No. 142 and SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s reporting units are the Allied Automotive Group and the Axis Group. The adoption of SFAS No. 142 required the Company to perform an initial impairment assessment on all goodwill and indefinite lived intangible assets as of January 1, 2002. The Company compared the fair value of goodwill to current carrying value. Fair values were derived using discounted cash flow analyses. The assumptions used in these discounted cash flow analyses were consistent with the Company’s internal planning. The cumulative effect of this change in accounting principle was a $5.2 million decrease to the Axis Group goodwill. The deferred income tax benefit related to this change was approximately $1.1 million. The $4.1 million cumulative effect of this change in accounting principle, net of income taxes, is included in the accompanying statements of operations for the six months ended June 30, 2002.

The following table sets forth the carrying value of goodwill by reporting unit as of June 30, 2002 and December 31, 2001 (in thousands):

	Allied
	Automotive
	Group	Axis Group	Total

Balance as of December 31, 2001	$72,839	$17,391	$90,230
Increase in carrying amount due to a change in currency rates	1,073	5	1,078
Impairment loss	—	(5,194)	(5,194)

Balance as of June 30, 2002	$73,912	$12,202	$86,114

The following table summarizes and reconciles net income before the cumulative effect of the accounting change for the three and six months ended June 30, 2002 and 2001, adjusted to exclude amortization expense recognized in such periods related to goodwill (in thousands):

	For the three months ended		For the six months ended
	June 30		June 30

	2002	2001	2002	2001

Reported net income (loss) before cumulative effect of accounting change	$2,109	$(5,716)	$953	$(24,578)
Add back after-tax amounts:
Goodwill amortization	—	598	—	1,150

Adjusted net income (loss) before cumulative effect of accounting change	$2,109	$(5,118)	$953	$(23,428)

Income (loss) per share before accounting change:
Basic	0.25	(0.71)	0.12	(3.04)
Diluted	0.24	(0.71)	0.11	(3.04)
Goodwill amortization
Basic	—	0.07	—	0.14
Diluted	—	0.07	—	0.14
Adjusted basic income (loss) per share before accounting change

Basic	$0.25	$(0.64)	$0.12	$(2.90)

Diluted	$0.24	$(0.64)	$0.11	$(2.90)

7.	Fleet Refurbishment Program

As part of the Company’s turnaround plan, the Company is focusing on maintaining the existing fleet through an extensive refurbishment program which is expected to increase the useful life of a rig to an average of 15 years. These refurbishments are depreciated over an estimated useful life of 6 years, using the straight-line method of depreciation. The program began in 2002 and is expected to be completed in 2004 at an approximate total cost of $45 to $55 million for the refurbishment of approximately 1,500 rigs over the three year period. As of June 30, 2002 total capital expenditures related to the refurbishment program were approximately $5 million. The Company estimates it will spend approximately $8 to $12 million on the program in the second half of fiscal year 2002.

8.	Workforce Reduction Expense

As part of its turnaround initiatives, the Company has implemented a program to achieve a significant reduction in corporate overhead expenses and to upgrade certain personnel. Targeted in the plan are workforce reductions and additional efforts to decrease discretionary spending and eliminate fixed costs. The Company terminated approximately 90 and 85 corporate and field employees during the six months ended June 30, 2002 and the six months ended June 30, 2001 respectively. The accrued benefits related to the terminations are included in accrued liabilities and as such, the Company expects to pay the accrued benefits within the next 12 months. The following table summarizes the activity in the accrual for termination benefits for the three and six months ended June 30, 2002 and 2001, (in thousands):

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30

	2002	2001	2002	2001

Beginning balance	$2,100	$4,700	$3,700	$1,600
Additions to reserve charged to salaries, wages, & fringe benefits	500	600	900	5,600
Cash payments	(900)	(1,300)	(2,900)	(3,200)

Ending balance	$1,700	$4,000	$1,700	$4,000

9.	Long-Term Debt

Long-term debt consisted of the following at June 30, 2002 and December 31, 2001 (in thousands):

	June 30,	December 31,
	2002	2001

Revolving credit facility	$114,983	$98,900
Senior notes	150,000	150,000
Senior subordinated notes	—	40,258

	264,983	289,158
Less: current maturities of long-term debt	(3,500)	(2,625)

	$261,483	$286,533

On September 30, 1997, the Company issued $150 million of 8 5/8% senior notes (the “Notes”) through a private placement. Subsequently, the Notes were registered with the Securities and Exchange Commission. The net proceeds from the Notes were used to fund the acquisition of Ryder Automotive Carrier Services, Inc. and RC Management Corp., pay related fees and expenses, and reduce outstanding indebtedness. The Notes mature on October 1, 2007.

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

Concurrent with the issuance of the Notes, the Company closed on a revolving credit facility (the “Revolving Credit Facility”). The Company also previously issued $40.0 million of senior subordinated notes (the “Senior Subordinated Notes”) through a private placement.

On February 25, 2002, the Company refinanced the Revolving Credit Facility and Senior Subordinated Notes with a new credit facility including certain term loans (the “Term Loans”) (collectively, the “Credit Facility”). Proceeds from the Term Loans were used to repurchase the $40.0 million of Senior Subordinated Notes for $37.25 million. In conjunction with the extinguishment of debt, the Company recognized a pre-tax gain of $2.75 million, during the first quarter of 2002. The Credit Facility includes a revolving credit facility (the “Revolver”) that allows the Company to borrow under a revolving line of credit up to the lesser of $120 million or a borrowing base amount as defined in the Credit Facility. The interest rate for the Revolver is based upon the prime rate plus 1.5% or LIBOR plus 4.5% at management’s discretion with a minimum interest rate of 6.5%. Annual commitment fees are due on the undrawn portion of the commitment. At June 30, 2002, $38.2 million was outstanding under the Revolver, and approximately $24.6 million was committed under letters of credit. As of June 30, 2002 the Company had approximately $33.2 million available under the Revolver. The Revolver matures on February 25, 2005.

The Term Loans are comprised of four loans: $17.5 million Term Loan A, $25.0 million Term Loan B, $11.0 million Term Loan C, and $29.3 million Term Loan D. The Term Loans (except Term Loan D) mature on February 25, 2005. Term Loan D matures on February 26, 2005. Cash proceeds from certain asset sales and other transactions are required to be used to repay the Term Loans, as specified in the Credit Facility. In addition, the paid in kind “PIK” interest on Term Loans B and C to be paid at maturity is included in the loan balances. As of June 30, 2002, the amount outstanding for the Term Loans was $11.2 million for Term Loan A, $25.2 million for Term Loan B, $11.1 million for Term Loan C and $29.3 million for Term Loan D. Borrowings under the Credit Facility are secured by a first priority security interest on assets of the Company and certain of its subsidiaries, including a pledge of stock of certain subsidiaries. In addition, certain subsidiaries of the Company jointly and severally guarantee the obligations of the Company under the Credit Facility.

Term Loan A is repayable in installments over three years, with interest payable monthly based upon the prime rate plus 2.75% with a minimum interest rate of 7.75%. Term Loan B is repayable in installments over three years, with interest payable monthly based upon the prime rate plus 6.5%. The interest rate on Term Loan B includes PIK interest of 3.5% that will be payable upon maturity. The minimum interest rate for Term Loan B is 11.5%. Term Loan C is payable in full at maturity with interest payable monthly based upon the prime rate plus 9%. The interest rate on Term Loan C also includes PIK interest of 5% that will be payable upon maturity. The minimum interest rate for Term Loan C is 14%. Term Loan D is payable in full at maturity with interest payable quarterly based upon the prime rate plus 3.5%. In addition, the PIK interest on Term Loans B and C to be paid at maturity is included in the loan balances.

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

The Company does not anticipate any covenant violations during 2002. There can be no assurance, however, that the Company will be able to comply with these covenants or its other debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its debt instruments, if not waived, or to adequately service debt obligations, could result in default under the Credit Facility. Any default under the Company’s debt instruments, particularly any default that results in an acceleration of indebtedness or foreclosure on collateral could have a material adverse effect on the Company.

10.	Employee Benefits

As part of the Company’s turnaround efforts in the first quarter, the Allied Holdings Inc. Defined Benefit Pension Plan (the “Plan”) was amended in February 2002 to freeze the Plan. The amendment resulted in a curtailment of the Plan effective April 30, 2002, under which employees do not accumulate any new benefits and new participants are not added to the Plan. The Company’s net pension expense for 2001 was $2.6 million. As a result of freezing the Plan, the Company expects net pension expense to be $304,000 for 2002.

11.	Industry Segment and Geographic Information

In accordance with the requirements of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has identified two reportable industry segments through which it conducts its operating activities: Allied Automotive Group and Axis Group. These two segments reflect the organization used by management for internal reporting. Allied Automotive Group is engaged in the business of transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group provides distribution, automobile inspection, auction, yard management, intramodal transport, accessorization and dealer prep for the automotive industry.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues—unaffiliated customers:
Allied Automotive Group	$231,480	$242,790	$438,090	$454,814
Axis Group	7,504	7,405	14,153	13,560

	$238,984	$250,195	$452,243	$468,374

Depreciation and amortization:
Allied Automotive Group	$11,808	$13,506	$23,998	$26,789
Axis Group	730	897	1,437	1,791
Corporate/other	744	878	1,510	1,725

	$13,282	$15,281	$26,945	$30,305

Operating profit (loss):
Allied Automotive Group	$10,447	$1,455	$16,002	$(14,674)
Axis Group	1,480	1,049	1,643	597
Corporate/other	(2,030)	(3,535)	(3,983)	(10,133)

	9,897	(1,031)	13,662	(24,210)
Reconciling items:
Equity income in joint ventures	—	$1,330	—	$2,539
Interest expense	(7,610)	(9,387)	(15,732)	(17,853)
Interest income	615	626	887	1,590
Gain on early extinguishment of debt	—	—	2,750	—
Other, net	—	—	(207)	—

Income (loss) before income taxes	$2,902	$(8,462)	$1,360	$(37,934)

Capital expenditures:
Allied Automotive Group	$4,778	$8,072	$7,386	$15,060
Axis Group	66	1,291	84	1,815
Corporate/other	—	—	—	67

	$4,844	$9,363	$7,470	$16,942

	June 30,	December 31,
	2002	2001

Total assets:
Allied Automotive Group	$327,295	$353,558
Axis Group	34,554	43,881
Corporate/other	151,341	135,953

	$513,190	$533,392

Geographic financial information for 2002 and 2001 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
United States	$193,744	$203,969	$371,972	$385,267
Canada	45,240	46,226	80,271	83,107

	$238,984	$250,195	$452,243	$468,374

12.	Supplemental Guarantor Information

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2002
In Thousands
(Unaudited)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CURRENT ASSETS:
Cash and cash equivalents	—	$2,092	$17,379	—	$19,471
Short-term investments	—	—	66,023	—	66,023
Receivables, net of allowance for doubtful accounts	—	58,987	2,915	—	61,902
Inventories	—	5,150	—	—	5,150
Deferred tax asset	30,901	2,666	827	—	34,394
Prepayments and other current assets	867	17,950	123	—	18,940

Total current assets	31,768	86,845	87,267	—	205,880

PROPERTY AND EQUIPMENT, NET	10,235	180,832	3,359	—	194,426

OTHER ASSETS:
Goodwill, net	1,515	84,599	—	—	86,114
Other	21,568	4,204	998	—	26,770
Deferred tax asset	11,831	—	—	(11,831)	—
Intercompany receivables	48,157	—	—	(48,157)	—
Investment in subsidiaries	51,551	7,972	—	(59,523)	—

Total other assets	134,622	96,775	998	(119,511)	112,884

Total assets	$176,625	$364,452	$91,624	($119,511)	$513,190

CURRENT LIABILITIES:
Current maturities of long-term debt	—	$3,500	—	—	$3,500
Trade accounts payable	1,744	38,722	203	—	40,669
Deferred tax liability	—	—	—	—	—
Intercompany payables	—	48,129	28	(48,157)	—
Accrued liabilities	4,310	56,955	22,966	—	84,231

Total current liabilities	6,054	147,306	23,197	(48,157)	128,400

LONG-TERM DEBT, less current maturities	150,000	111,483	—	—	261,483

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	9,171	—	—	9,171

DEFERRED INCOME TAXES	—	35,680	—	(11,831)	23,849

OTHER LONG-TERM LIABILITIES	3,545	32,601	37,115	—	73,261

STOCKHOLDERS’ EQUITY:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	46,829	165,779	13,927	(179,706)	46,829
Treasury stock	(707)	—	—	—	(707)
Retained (deficit) earnings	(22,033)	(126,949)	17,385	109,564	(22,033)
Cumulative other comprehensive loss, net of tax	(7,063)	(10,619)	—	10,619	(7,063)

Total stockholders’ equity	17,026	28,211	31,312	(59,523)	17,026

Total liabilities and stockholders’ equity	$176,625	$364,452	$91,624	($119,511)	$513,190

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
In Thousands
(Unaudited)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CURRENT ASSETS:
Cash and cash equivalents	$209	$1,063	$9,271	—	$10,543
Short-term investments	—	—	64,794	—	64,794
Receivables, net of allowance for doubtful accounts	24	69,112	3,156	—	72,292
Inventories	—	5,344	5	—	5,349
Deferred tax asset	31,658	493	252	—	32,403
Prepayments and other current assets	1,161	17,645	115	—	18,921

Total current assets	33,052	93,657	77,593	—	204,302

PROPERTY AND EQUIPMENT, NET	11,743	199,378	3,520	—	214,641

OTHER ASSETS:
Goodwill, net	1,515	88,715	—	—	90,230
Other	14,404	5,742	4,073	—	24,219
Deferred tax asset	14,362	—	—	(14,362)	—
Intercompany receivables	233,827	—	—	(233,827)	—
Investment in subsidiaries	11,697	8,814	—	(20,511)	—

Total other assets	275,805	103,271	4,073	(268,700)	114,449

Total assets	$320,600	$396,306	$85,186	($268,700)	$533,392

CURRENT LIABILITIES:
Current maturities of long-term debt	$2,625	—	—	—	$2,625
Trade accounts payable	2,753	37,326	153	—	40,232
Intercompany payables	—	230,040	3,787	(233,827)	—
Accrued liabilities	7,157	61,460	14,346	—	82,963

Total current liabilities	12,535	328,826	18,286	(233,827)	125,820

LONG-TERM DEBT, less current maturities	286,523	10	—	—	286,533

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	9,363	—	—	9,363

DEFERRED INCOME TAXES	—	35,745	—	(14,362)	21,383

OTHER LONG-TERM LIABILITIES	3,545	34,906	33,845	—	72,296

STOCKHOLDERS’ EQUITY:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	46,520	91,548	13,849	(105,397)	46,520
Treasury stock	(707)	—	—	—	(707)
Retained (deficit) earnings	(18,894)	(90,158)	19,206	70,952	(18,894)
Cumulative other comprehensive loss, net of tax	(8,922)	(13,934)		13,934	(8,922)

Total stockholders’ equity	17,997	(12,544)	33,055	(20,511)	17,997

Total liabilities and stockholders’ equity	$320,600	$396,306	$85,186	($268,700)	$533,392

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2002
In Thousands
(Unaudited)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$2,535	$238,716	$9,397	($11,664)	$238,984

OPERATING EXPENSES:
Salaries, wages and fringe benefits	1,959	125,554	—	—	127,513
Operating supplies and expenses	461	35,399	46	—	35,906
Purchased transportation	—	25,328	—	—	25,328
Insurance and claims	—	12,927	9,131	(9,129)	12,929
Operating taxes and licenses	54	8,576	—	—	8,630
Depreciation and amortization	744	12,420	118	—	13,282
Rents	424	1,431	1	—	1,856
Communications and utilities	141	1,729	3	—	1,873
Other operating expenses	691	3,164	135	(2,535)	1,455
Loss on disposal of operating assets, net	—	315	—	—	315

Total operating expenses	4,474	226,843	9,434	(11,664)	229,087

Operating (loss) income	(1,939)	11,873	(37)	—	9,897

OTHER INCOME (EXPENSE):
Interest expense	(11,714)	(2,280)	(43)	6,427	(7,610)
Interest income	6,379	20	643	(6,427)	615
Gain on early extinguishment of debt	—	—	—	—	—
Intercompany dividends	818	(818)	—	—	—
Equity in earnings of subsidiaries	9,498	36	—	(9,534)	—

	4,981	(3,042)	600	(9,534)	(6,995)

INCOME BEFORE INCOME TAXES	3,042	8,831	563	(9,534)	2,902
INCOME TAX (EXPENSE) BENEFIT	(933)	998	(858)	—	(793)

NET INCOME (LOSS)	$2,109	$9,829	($295)	($9,534)	$2,109

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2001
In Thousands
(Unaudited)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$2,475	$249,749	$9,538	($11,567)	$250,195

OPERATING EXPENSES:
Salaries, wages and fringe benefits	2,325	138,264	—	—	140,589
Operating supplies and expenses	72	39,773	50	—	39,895
Purchased transportation	—	28,666	—	—	28,666
Insurance and claims	—	13,900	8,960	(9,092)	13,768
Operating taxes and licenses	46	8,461	—	—	8,507
Depreciation and amortization	878	14,214	189	—	15,281
Rents	509	1,080	3	—	1,592
Communications and utilities	98	1,810	6	—	1,914
Other operating expenses	1,846	4,125	94	(2,475)	3,590
Gain on disposal of operating assets, net	—	(2,576)	—	—	(2,576)

Total operating expenses	5,774	247,717	9,302	(11,567)	251,226

Operating (loss) income	(3,299)	2,032	236	—	(1,031)

OTHER INCOME (EXPENSE):
Equity in earnings of joint ventures, net of tax	—	1,218	112	—	1,330
Interest expense	(9,046)	(8,073)	(56)	7,788	(9,387)
Interest income	7,785	49	580	(7,788)	626
Intercompany dividends	1,729	(1,729)	—	—	—
Equity in (losses) earnings of subsidiaries	(5,238)	220	—	5,018	—

	(4,770)	(8,315)	636	5,018	(7,431)

(LOSS) INCOME BEFORE INCOME TAXES	(8,069)	(6,283)	872	5,018	(8,462)
INCOME TAX BENEFIT (EXPENSE)	2,353	696	(303)	—	2,746

NET (LOSS) INCOME	($5,716)	($5,587)	$569	$5,018	($5,716)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2002
In Thousands
(Unaudited)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$5,070	$451,483	$19,019	($23,329)	$452,243

OPERATING EXPENSES:
Salaries, wages and fringe benefits	3,435	242,614	—	—	246,049
Operating supplies and expenses	787	65,939	85	—	66,811
Purchased transportation	—	47,107	—	—	47,107
Insurance and claims	—	23,498	18,261	(18,259)	23,500
Operating taxes and licenses	108	16,985	—	—	17,093
Depreciation and amortization	1,510	25,198	237	—	26,945
Rents	847	2,360	3	—	3,210
Communications and utilities	326	3,533	6	—	3,865
Other operating expenses	1,856	7,708	221	(5,070)	4,715
Gain on disposal of operating assets, net	—	(714)	—	—	(714)

Total operating expenses	8,869	434,228	18,813	(23,329)	438,581

Operating (loss) income	(3,799)	17,255	206	—	13,662

OTHER INCOME (EXPENSE):
Interest expense	(20,129)	(8,182)	(132)	12,711	(15,732)
Interest income	12,614	34	950	(12,711)	887
Gain on early extinguishment of debt	2,750	—	—	—	2,750
Other, net	—	—	(207)	—	(207)
Intercompany dividends	978	(978)	—	—	—
Equity in earnings of subsidiaries	4,240	133	—	(4,373)	—

	453	(8,993)	611	(4,373)	(12,302)

(LOSS) INCOME BEFORE INCOME TAXES & CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(3,346)	8,262	817	(4,373)	1,360
INCOME TAX BENEFIT (EXPENSE)	207	972	(1,586)	—	(407)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(3,139)	9,234	(769)	(4,373)	953
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	(4,092)	—	—	(4,092)

NET (LOSS) INCOME	($3,139)	$5,142	($769)	($4,373)	($3,139)

SUPPLEMENTAL CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2001
In Thousands
(Unaudited)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$4,950	$467,525	$19,033	($23,134)	$468,374
OPERATING EXPENSES:
Salaries, wages and fringe benefits	7,446	264,860	—	—	272,306
Operating supplies and expenses	975	80,309	53	—	81,337
Purchased transportation	—	51,962	—	—	51,962
Insurance and claims	—	27,702	17,539	(18,184)	27,057
Operating taxes and licenses	93	17,040	—	—	17,133
Depreciation and amortization	1,725	28,224	356	—	30,305
Rents	1,041	2,618	3	—	3,662
Communications and utilities	112	3,834	6	—	3,952
Other operating expenses	3,606	8,823	134	(4,950)	7,613
Gain on disposal of operating assets, net	—	(2,743)	—	—	(2,743)

Total operating expenses	14,998	482,629	18,091	(23,134)	492,584

Operating (loss) income	(10,048)	(15,104)	942	—	(24,210)

OTHER INCOME (EXPENSE):
Equity in earnings of joint ventures, net of tax	—	2,437	102	—	2,539
Interest expense	(17,069)	(16,132)	(96)	15,444	(17,853)
Interest income	15,495	112	1,427	(15,444)	1,590
Intercompany dividends	1,980	(1,980)	—	—	—
Equity in (losses) earnings of subsidiaries	(28,117)	416	—	27,701	—

	(27,711)	(15,147)	1,433	27,701	(13,724)

(LOSS) INCOME BEFORE INCOME TAXES	(37,759)	(30,251)	2,375	27,701	(37,934)
INCOME TAX BENEFIT (EXPENSE)	13,181	912	(737)	—	13,356

NET (LOSS) INCOME	($24,578)	($29,339)	$1,638	$27,701	($24,578)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	($3,139)	$5,142	($769)	($4,373)	($3,139)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on early extinguishment of debt	(2,750)	—			(2,750)
Interest expense paid in kind	—	377			377
Amortization of deferred financing costs	2,028	—			2,028
Depreciation and amortization	1,510	25,198	237	—	26,945
Cumulative effect of change in accounting principle	—	5,194	—	—	5,194
Gain on disposal of assets and other, net	—	(507)	—	—	(507)
Deferred income taxes	1,832	(1,891)	(575)	—	(634)
Compensation expense related to stock options and grants	148	—	—	—	148
Equity in earnings of subsidiaries	(4,240)	(133)	—	4,373	—
Amortization of Teamsters Union contract costs	—	1,200	—	—	1,200
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	24	10,692	241	—	10,957
Inventories	—	233	5	—	238
Prepayments and other current assets	294	(194)	(8)	—	92
Intercompany receivables and payables	185,670	(181,911)	(3,759)	—	—
Trade accounts payable	(1,009)	1,176	50	—	217
Accrued liabilities	(2,847)	(6,678)	11,890	—	2,365

Total adjustments	180,660	(147,244)	8,081	4,373	45,870

Net cash provided by (used in) operating activities	177,521	(142,102)	7,312	—	42,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(7,470)	—	—	(7,470)
Intercompany sale of property and equipment	(2)	2	—	—	—
Proceeds from sale of property and equipment	—	2,857	—	—	2,857
Proceeds from sale of equity investment in joint venture	—	—	2,700	—	2,700
Capital contribution	(73,178)	73,100	78	—	—
Return of capital	40,881	(39,829)	(1,052)	—	—
Increase in short-term investments	—	—	(1,229)	—	(1,229)
Increase in cash surrender value of life insurance	(317)	—	—	—	(317)

Net cash provided by (used in) investing activities	(32,616)	28,660	497	—	(3,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) additions to revolving credit facilities, net	(98,900)	38,177	—		(60,723)
Additions to long-term debt	—	82,751	—		82,751
Repayment of long-term debt	(37,498)	(6,332)	—		(43,830)
Payment of deferred financing costs	(8,829)	—	—	—	(8,829)
Proceeds from issuance of common stock	161	—	—	—	161
Other, net	(48)	122	299	—	373

Net cash (used in) provided by financing activities	(145,114)	114,718	299	—	(30,097)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(247)	—	—	(247)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(209)	1,029	8,108	—	8,928
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	209	1,063	9,271	—	10,543

CASH AND CASH EQUIVALENTS AT END OF PERIOD	—	$2,092	$17,379	—	$19,471

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	($24,578)	($29,339)	$1,638	$27,701	($24,578)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	2,028	(375)	—	—	1,653
Depreciation and amortization	1,725	28,224	356	—	30,305
Gain on sale disposal of assets and other, net	—	(2,743)	—	—	(2,743)
Deferred income taxes	(15,000)	1,644	—	—	(13,356)
Compensation expense related to stock options and grants	138	—	—	—	138
Equity in earnings of joint ventures	—	(2,437)	(102)	—	(2,539)
Equity in losses (earnings) of subsidiaries	28,117	(416)	—	(27,701)	—
Amortization of Teamsters Union contract costs	—	1,202	—	—	1,202
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	774	22,897	(2,844)	—	20,827
Inventories	—	415	—	—	415
Prepayments and other current assets	407	(4,151)	2,109	—	(1,635)
Intercompany receivables and payables	(9,071)	7,667	1,404	—	—
Trade accounts payable	899	(5,040)	57	—	(4,084)
Accrued liabilities	6,579	(4,648)	10,689	—	12,620

Total adjustments	16,596	42,239	11,669	(27,701)	42,803

Net cash (used in) provided by operating activities	(7,982)	12,900	13,307	—	18,225

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(67)	(16,155)	(720)	—	(16,942)
Intercompany sale of property and equipment	811	(811)	—	—	—
Proceeds from sale of property and equipment	—	4,745	—	—	4,745
Investment in joint ventures	—	—	(464)	—	(464)
Intercompany dividend received (paid)	1,980	(1,980)	—	—	—
Increase in short-term investments	—	—	(2,590)	—	(2,590)
Increase in cash surrender value of life insurance	(240)	—	—	—	(240)

Net cash provided by (used in) investing activities	2,484	(14,201)	(3,774)	—	(15,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) additions to revolving credit facilities, net	10,676	1,193	—	—	11,869
Additions to long-term debt	—	—	—	—	—
Repayment of long-term debt	—	(104)			(104)
Payment of deferred financing costs	(2,507)	—	—	—	(2,507)
Proceeds from issuance of common stock	217	—	—	—	217
Other, net	(2,314)	1,243	1,352	—	281

Net cash provided by financing activities	6,072	2,332	1,352	—	9,756

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(508)	(921)	—	(1,429)
NET INCREASE IN CASH AND CASH EQUIVALENTS	574	523	9,964	—	11,061
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(1,213)	2,063	1,523	—	2,373

CASH AND CASH EQUIVALENTS AT END OF PERIOD	($639)	$2,586	$11,487	—	$13,434

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship of expense items to revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and fringe benefits	53.4	56.2	54.4	58.1
Operating supplies and expenses	15.0	15.9	14.8	17.4
Purchased transportation	10.6	11.5	10.4	11.1
Insurance and claims	5.4	5.5	5.2	5.8
Operating taxes and licenses	3.6	3.4	3.8	3.7
Depreciation and amortization	5.6	6.1	6.0	6.5
Rents	0.8	0.6	0.7	0.8
Communications and utilities	0.8	0.8	0.9	0.8
Other operating expenses	0.6	1.4	1.0	1.6
Loss (gain) on sale of operating assets	0.1	(1.0)	(0.2)	(0.6)

Total operating expenses	(95.9)	(100.4)	(97.0)	105.2

Operating income (loss)	4.1	(0.4)	3.0	(5.2)

Other income (expense):
Equity in earnings of joint ventures, net of tax	0.0	0.5	0.0	0.5
Interest expense	(3.2)	(3.8)	(3.5)	(3.8)
Interest income	0.3	0.3	0.2	0.3
Gain on early extinguishment of debt	0.0	0.0	0.6	0.0

	(2.9)	(3.0)	(2.7)	(3.0)

Income (loss) before income taxes and cumulative effect of change in accounting principle	1.2	(3.4)	0.3	(8.2)
Income tax (expense) benefit	(0.3)	1.1	(0.1)	2.9

Income before cumulative effect of change in accounting principle	0.9	(2.3)	0.2	(5.3)
Cumulative effect of change in accounting principle, net of tax	0.0	0.0	(0.9)	0.0

Net income (loss)	0.9%	(2.3)%	(0.7)%	(5.3)%

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

Revenues were $239.0 million for the second quarter of 2002 versus revenues of $250.2 million for the second quarter of 2001, a decrease of $11.2 million, or 4.5%. For the six-month period ended June 30, 2002, revenues were $452.2 million, versus revenues of $468.4 million for the six-month period ended June 30, 2001, a decrease of $16.2 million, or 3.5%.

The decrease in revenues was due to a decline in vehicle deliveries resulting primarily from the decision to exit non-performing locations in the fourth quarter of 2001 and in 2002. Offsetting the impact on revenues from the volume decline was an increase in the Allied Automotive Group revenue per unit. This increase is primarily the result of the implementation by Allied Automotive Group of a new administrative processing fee in September 2001.

Net income was $2.1 million during the second quarter of 2002 versus a net loss of $5.7 million during the second quarter of 2001. Basic earnings per share in the second quarter of 2002 were $.25 and diluted earnings per share were $0.24 versus basic and diluted loss per share of $0.71 in the second quarter of 2001. For the six-month period ended June 30, 2002, the Company experienced a net loss of $3.1 million versus a net loss of $24.6 million for the six-month period ended June 30, 2001. Basic loss per share was $0.38 and diluted loss per share was $0.36 for the six-month period ended June 30, 2002 versus basic and diluted loss per share of $3.04 for the six-month period ended June 30, 2001. Net income for the six-month period ended June 30, 2002 included a $1.7 million after-tax gain on the early extinguishment of the Company’s subordinated notes and a $4.1 after-tax charge related to the impairment of goodwill at the Company’s Axis Group subsidiary. The impairment charge resulted from the Company’s adoption of SFAS 142 as described below.

Earnings before interest, taxes, depreciation and amortization, and gains and losses on disposal of assets (EBITDA) were $23.5 million during the second quarter of 2002 versus $11.7 million during the second quarter of 2001. For the six-month period ended June 30, 2002 EBITDA was $39.9 million versus $3.4 million for the six-month period ended June 30, 2001. The significant improvement in EBITDA was due to the ongoing execution of the Company’s turnaround initiatives related to improved revenue quality, productivity, workforce reductions and the continued elimination of non-contributory expenses and assets.

The following is a discussion of the changes in the Company’s major expense categories:

Salaries, wages and fringe benefits decreased from 56.2 % of revenues in the second quarter of 2001 to 53.4 % of revenues in the second quarter of 2002, and from 58.1% of revenues for the six-month period ended June 30, 2001 to 54.4 % of revenues for the six-month period ended June 30, 2002. The decrease was primarily due to continued productivity and efficiency improvements implemented by the Company’s turnaround initiatives. In addition, the Company incurred $5.6 million of workforce reduction expenses for the six-month period ended June 30, 2001 compared to $0.9 million of workforce reduction and severance expenses which were related to a reduction in overhead expenses and the upgrade of personnel as part of the turnaround initiatives for the first six months of 2002.

Operating supplies and expenses decreased from 15.9% of revenues in the second quarter of 2001 to 15.0% of revenues in the second quarter of 2002, and decreased from 17.4% of revenues for the six-month period ended June 30, 2001 to 14.8% of revenues for the six-month period ended June 30, 2002. The decrease was due primarily to a decrease in fuel costs experienced in the first and second quarters of 2002 versus 2001, combined with a reduction in the maintenance costs of rigs in service. The decreased maintenance costs are a result of the Company operating approximately 10.1% fewer rigs in the second quarter of 2002 as well as management’s efforts to aggressively reduce overhead costs and unnecessary spending. These efforts are consistent with the Company’s turnaround initiatives.

Purchased transportation decreased from 11.5% of revenues in the second quarter of 2001 to 10.6% of revenues in the second quarter of 2002, and decreased from 11.1% of revenues for the six-month period ended June 30, 2001 to 10.4% of revenues for the six-month period ended June 30, 2002. The decrease was due primarily to a decrease in the number of owner-operators resulting from the closing of unprofitable terminals in the fourth quarter of 2001.

Insurance and claims expense decreased from 5.5% of revenues in the second quarter of 2001 to 5.4% of revenues in the second quarter of 2002, and decreased from 5.8% of revenue for the six-month period ended June 30, 2001 to 5.2% of revenues for the six-month period ended June 30, 2002. The decrease was a result of lower cargo claims experienced on shipped vehicles as well as a reduction in auto liability self-insured claims. Allied Automotive Group is aggressively managing its cargo and auto liability claims costs as part of its turnaround plan.

Depreciation and amortization expense decreased from 6.1% of revenues in the second quarter of 2001 to 5.6% of revenues in the second quarter of 2002, and decreased from 6.5% of revenues for the six-month period ended June 30, 2001 to 6.0% of revenues for the six-month period ended June 30, 2001. The decrease is due primarily to the reduction of amortization expense resulting from the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangibles” which became effective January 1, 2002. During the second quarter of 2001, the Company recorded $0.9 million of amortization expense and $1.8 million for the six-month period ended June 30, 2001 related to goodwill. The remaining decrease is primarily due to the sale of non-performing assets during 2001 and reduced capital expenditures in 2002.

Other operating expenses decreased from 1.4% of revenues in the second quarter of 2001 to 0.6% of revenues in the second quarter of 2002, and decreased from 1.6% of revenues for the six-month period ended June 30, 2001 to 1.0% of revenues for the six-month period ended June 30, 2002. The decrease was due primarily to overall lower professional fees for consultants. During 2001, the Company engaged outside consultants, including Jay Alix and Associates, to aid in the planning and analysis of its turnaround initiatives and the refinancing of its revolving credit facility and subordinated debt.

Gain on disposition of assets decreased from a gain of $2.6 million in the second quarter of 2001 to a loss of $0.3 million in the second quarter of 2002, and decreased from a gain of $2.7 million for the six-month period ended June 30, 2001 to a gain of $0.7 million for the six-month period ended June 30, 2002. As part of the Company’s turnaround initiatives, the Company has disposed of non-performing assets.

Equity in earnings of joint ventures, net of tax, decreased to $0 in the second quarter of 2002 and for the six-month period ended June 30, 2002, from earnings of $1.3 million in the second quarter of 2001 and $2.5 million the six-month period ended June 30, 2001. The decrease is due to the sale of the Company’s joint ventures in the United Kingdom in the fourth quarter of 2001 and the sale of its joint venture interest in Brazil during April 2002.

Interest expense decreased from 3.8% of revenues in the second quarter of 2001 to 3.2% of revenues in the second quarter of 2002, and decreased from 3.8% of revenues for the six-month period ended June 30, 2001 to 3.5% of revenues for the six-month period ended June 30, 2002. The decrease was due to higher debt levels and effective interest rates in 2001 versus 2002, as well as the incurrence in 2001 of additional costs related to the amendment of the Company’s revolving credit facility and its senior subordinated notes.

The adoption of SFAS No. 142 is a required change in accounting principle, and the cumulative effect of adopting this standard as of January 1, 2002 resulted in a non-cash, after-tax decrease to net income of $4.1 million for the Company. Pursuant to the adoption of SFAS No. 142, the Company will annually test goodwill for impairment.

The adoption of SFAS No. 145 required that the gain on the early extinguishment of debt the Company recorded during the first quarter of 2002 be reclassified from an extraordinary item to other income.

As part of the Company’s turnaround efforts in the first quarter of 2002, the Allied Holdings Inc. Defined Benefit Pension Plan was amended in February 2002 to freeze the Plan. The amendment resulted in a curtailment of the Plan effective April 30, 2002, under which employees do not accumulate any new benefits and new participants are not added to the Plan. The Company’s net pension expense for 2001 was $2.6 million. As a result of freezing the Plan, the Company expects net pension expense to be $304,000 for 2002.

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

Net cash provided by operating activities totaled $42.3 million for the six-month period ended June 30, 2002, versus $18.2 million for the six-month period ended June 30, 2001. The increase was due primarily to an increase in earnings from a net loss of $24.6 million for the first six months of 2001 to $0.9 million for the first six months of 2002 of income before the cumulative effect of a change in accounting principle.

Net cash used in investing activities totaled $3.5 million for the six-month period ended June 30, 2002, versus $15.5 million for the six-month period ended June 30, 2001. Cash paid to purchase capital items decreased from $16.9 million in the first six months of 2001 to $7.5 million in the first six months of 2002. The Company has embarked on a significant fleet refurbishment program that is expected to enable the Company to refurbish approximately 15% of its active fleet in 2002. The fleet refurbishment program is being implemented slowly to ensure quality and therefore capital expenditures will be weighted more towards the second half of the year. The Company anticipates capital expenditures in a range of $25 to $30 million in calendar year 2002, which is driven primarily by the fleet refurbishment program, compared to capital expenditures of $21.5 million in 2001.

Net cash used in financing activities totaled $30.1 million for the six-month period ended June 30, 2002, versus net cash provided by financing activities of $9.8 million for the six-month period ended June 30, 2001. During the first six months of 2002, long-term debt was reduced by $24.2 million, compared to borrowings of long-term debt of $11.9 million in the first six months of 2001. The repayment of debt was primarily due to a reduction in the net loss experienced by the Company and lower working capital requirements as well as cash proceeds from the sale of the investment in the joint venture in Brazil. The Company also paid $8.8 million in deferred financing costs related the refinancing of its revolving credit facility and its senior subordinated notes.

As part of the Company’s Credit Facility, as described in Note 9, the Revolver and Term Loans A, B, and C mature on February 25, 2005. Term Loan D matures on February 26, 2005 and the Notes mature on October 1, 2007. As part of the debt agreements governing these Term Loans, the repayment of Term Loan A includes eleven installment payments with the outstanding balance due at maturity and the repayment of Term Loan B includes 5 installment payments with the outstanding balance due at maturity. Term Loans C and D, as well as the Notes, are to be repaid in full at maturity. For more comprehensive information regarding the outstanding balances at June 30, 2002 and the related interest rates, refer to Note 9.

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

Short-term Investments – The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at June 30, 2002, which are recorded at fair value of $66.0 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $6.6 million.

Interest Rates – The Company primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. The Senior Notes of the Company’s long-term debt obligations bear a fixed rate of interest while the rates for the Revolving Credit Facility and Term Loans are variable, based on a fixed percent and the prime rate. A one-percentage point increase in interest rates affecting the Company’s floating rate long-term debt would reduce pre-tax income by $1.1 million over the next fiscal year. A one-percentage point change in interest rates would not have a material effect on the fair value of the Company’s fixed rate long-term debt.

Fuel Prices – Allied Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, changes in global demand, and global production. To reduce price risk caused by market fluctuations, Allied Automotive Group periodically purchases fuel in advance of consumption. During 2001 Allied Automotive Group entered into a forward purchase commitment to purchase one million gallons of low sulfur diesel fuel per month until August 2002 at determinable prices defined within the agreement. A 10% increase in diesel fuel prices would reduce pre-tax income by $3.6 million over the next fiscal year assuming 2002 levels of fuel consumption.

Foreign Currency Exchange Rates – Although the majority of the Company’s operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investments in foreign subsidiaries translated into dollars using exchange rates at June 30, 2002, are $77.1 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $7.7 million. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

Revenue Variability – The Company’s revenues are variable and can be impacted by sudden unexpected changes in Original Equipment Manufacturer production levels. In addition, the Company’s revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models which are shipped to dealers during those periods, and the generally higher spring and early summer sales of automobiles and light trucks. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled plant shut downs. Except for the impact of fuel costs fluctuations discussed herein, inflation has not significantly affected the Company’s results of operations.

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

ACCOUNTING FOR INCOME TAXES – As part of the process of preparing the Company’s consolidated financial statements the Company is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that the deferred taxes assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company must include an expense within the tax provision in the statements of operations.

Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. The Company has recorded a valuation allowance of $5.3 million as of June 30, 2002 due to uncertainties related to the Company’s ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on management’s estimate of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact the financial position and results of operations.

The net deferred tax asset as of June 30, 2002 was $10.5 million, net of a valuation allowance of $5.3 million.

GOODWILL – The Company adopted SFAS 142 as of January 1, 2002. Pursuant to adoption, goodwill is no longer amortized but is evaluated annually for impairment, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of goodwill below its carrying value. The fair value of goodwill is derived by using a discounted cash flow analysis. This analysis involves estimates and assumptions by management regarding future revenue streams and expenses. Changes to these assumptions and estimates could have a material effect on the carrying value of goodwill and result in an impairment charge in the Company’s consolidated statements of operations.

Cautionary Notice Regarding Forward-Looking Statements - This Quarterly Report on Form 10-Q contains, and from time to time the Company and its officers, directors or employees may make other forward-looking statements, including statements regarding, among other items, (i) the Company’s plans, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company’s management information systems, (iv) the Company’s efforts to reduce costs, (v) the adequacy of the Company’s sources of cash to finance its current and future operations and (vi) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “seek,” “expect,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from historical results or results expressed or implied by such forward-looking statements are the following: economic recessions or downturns in new vehicle production or sales; the highly competitive nature of the automotive distribution industry; dependence on the automotive industry; the impact of recent price increases implemented by the Company on the Company’s market share; loss or reduction of revenues generated by the Company’s major customers or the loss of any such customers; ability of the Company to negotiate contracts expiring in the future with customers and Union representatives of its employees on terms favorable to the Company; the variability of quarterly results and seasonality of the automotive distribution industry; the Company’s highly leveraged financial position; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; increases in fuel prices; increased frequency and severity of work related accidents and workers’ compensation claims; availability of appropriate insurance coverage; increased expenses due to layoffs of employees; changes in regulatory requirements, including environmental regulations, which are applicable to the Company’s business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; risks associated with doing business in foreign countries; and other risk factors set forth from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to, this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Quarterly Report or in any statement referencing the risk factors and other cautionary statements set forth in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The information required under this item is provided under the caption “Disclosures about Market Risks” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS

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

Gateway Development & Manufacturing, Inc. v. Commercial Carriers, Inc., et al., Index No. 1997/8920 (the “Gateway Case”) and Commercial Carriers, Inc. v. Gateway Development & Manufacturing, Inc., et al. (the “CCI Case”), Index No. 12000/8184. The claims at issue in both the Gateway Case and the CCI case center around the contention that the Company breached legal duties with respect to a failed business transaction involving Gateway Development & Manufacturing, Inc., Ryder Truck Rental, Inc. and Ryder System, Inc. In the Gateway Case, the Company sought and received summary judgment in its favor on the sole claim (for tortious interference with contract) asserted against it by Gateway Development & Manufacturing, Inc., but that ruling was reversed on appeal. While the appellate court held that summary judgment in favor of the Company was premature, the Company will be permitted to raise at trial and/or further dispositive motions the substantive arguments upon which its initial summary judgment motion was based. Subsequent to its summary judgment ruling, the trial court permitted the filing and service of cross-claims against the Company by the other defendants in that action. In the CCI Case, the Company has accepted service of a separate complaint asserting claims against the Company by the other defendants in the Gateway Case. It is anticipated that the claims asserted in both the Gateway Case and the CCI Case will be resolved in a unified proceeding. With respect to the entirety of this litigation, the Company intends to continue its vigorous defense against the claims asserted against it, as management believes all of those claims are without merit. While the ultimate results of this litigation cannot be predicted, if this litigation is resolved in a manner that is adverse to the Company, it could have a material adverse effect on the Company’s consolidated financial position or results of operations.

Ryder Systems, Inc. v. Allied Holdings, Inc., AH Acquisition Corp. and Allied Automotive Group, Inc., Case No. 01-3553-CIV-HUCK in the United States District Court for the Southern District of Florida, relates to the Company’s August 1997 stock acquisition of certain corporations wholly owned by Ryder. Through that acquisition, the Company agreed to assume financial responsibility for certain third-party injury claims arising on or before the August 1997 closing date. Ryder’s original complaint was filed on August 16, 2001. In response, the Company moved to dismiss, and the court granted that motion with leave for Ryder to amend its complaint. On December 26, 2001, Ryder timely filed its amended complaint. Following the dismissal with prejudice of one of the counts asserted by Ryder, Ryder filed, on or about August 1, 2002, a Second Amended Complaint. Ryder’s five-count Second Amended Complaint alleges, in Count one, that the Company breached its agreement with Ryder by failing to undertake certain actions (including posting letters of credit and bonds) to substitute the Company for Ryder under an insurance policy covering third-party claims and with various states’ agencies that regulate matters such as self-insured workers’ compensation. In Counts two and three, the Second Amended Complaint alleges that if these obligations are not required by contract, the legal doctrines of promissory estoppel and negligent misrepresentation created them. In Count four, the Second Amended Complaint seeks a declaration that the Company is required to undertake these actions. In Count Five, Ryder seeks a declaration that the Company is obligated to take certain steps to transfer from Ryder to the Company the ownership and administrative responsibility for two pension plans. The Company intends to continue its vigorous defense against the claims asserted against it, as management believes all of those claims are without merit. The Company has also raised several counterclaims. The ultimate results of this litigation cannot be predicted. However, if Ryder prevails on its claims and the court orders the Company to substitute itself for Ryder by, among other things, posting substantial letters of credit, it could have a material adverse effect on the Company’s consolidated financial position or results of operations.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 22, 2002 the Annual Meeting of Shareholders was held. The following Directors were elected for terms that will expire on the date of the annual meeting in the year indicated below. The number of shares voted for, against and abstentions are also indicated.

Proposal I (Election of Directors)

	FOR	WITHHELD	TERM

Guy W. Rutland, III	6,368,355	437,352	2005
Robert R. Woodson	5,781,246	1,024,461	2005
J. Leland Strange	6,382,352	423,355	2005

The following Directors’ terms will continue as indicated.

Robert J. Rutland	2003
Hugh E. Sawyer	2003
William P. Benton	2003
David G. Bannister	2003
Guy W. Rutland, IV	2004
Berner F. Wilson, Jr	2004
Thomas E. Boland	2004

Proposal II (Amend the Company’s Amended and Restated Long Term Incentive Plan to increase the number of shares subject to the Plan by 500,000)

FOR	AGAINST	ABSTAIN	NO VOTE

4,648,901	507,679	4,425	1,644,702

Item 6. Exhibits and Reports on Form 8-K.

     a) Exhibits: None

     b) Reports on Form 8-K:

On April 2, 2002, the Company filed with the Commission a Current Report on Form 8-K regarding the dismissal of its independent public accountants, Arthur Andersen LLP and the engagement of KPMG LLP as its new independent auditors, which Current Report was amended on April 19, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allied Holdings, Inc.

August 14, 2002 (Date)	/s/ Hugh E. Sawyer Hugh E. Sawyer on behalf of Registrant as President and Chief Executive Officer

August 14, 2002 (Date)	/s/ Daniel H. Popky Daniel H. Popky on behalf of Registrant as Senior Vice President, Finance and Chief Financial Officer