Form 10-Q
period 2002-09-30
ALLIED HOLDINGS INC
filed 2002-11-14
CIK 909950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 – For the quarterly period ended September 30, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 – For the transition period from ______ to ______. Commission File Number: 0-22276

ALLIED HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

GEORGIA	58-0360550

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 200, 160 Clairemont Avenue, Decatur, Georgia 30030

(Address of principal executive offices)

(404) 373-4285

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Outstanding common stock, No par value at October 31, 2002.......................... 8,421,318

INDEX

PART 1

FINANCIAL INFORMATION

		PAGE

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3

	Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6

ITEM 2

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

ITEM 3

	Quantitative and Qualitative Disclosures about Market Risk	28

ITEM 4

	Controls and Procedures	28

	PART II

	OTHER INFORMATION

ITEM 6

	Exhibits and Reports on Form 8-K	30
	Signature Page	31
	Certifications	32

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,925	$10,543
Short-term investments	62,427	64,794
Receivables, net of allowance for doubtful accounts of $5,538 and $11,058, respectively	60,112	72,292
Inventories	5,301	5,349
Deferred tax assets	38,344	32,403
Prepayments and other current assets	17,384	18,921

Total current assets	208,493	204,302

PROPERTY AND EQUIPMENT, NET	185,212	214,641

OTHER ASSETS:
Goodwill, net	85,212	90,230
Other	23,650	24,219

Total other assets	108,862	114,449

Total assets	$502,567	$533,392

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$3,500	$2,625
Trade accounts payable	36,212	40,232
Accrued liabilities	89,435	82,963

Total current liabilities	129,147	125,820

LONG-TERM DEBT, less current maturities	257,660	286,533

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	9,024	9,363

DEFERRED INCOME TAXES	23,743	21,383

OTHER LONG-TERM LIABILITIES	74,378	72,296

STOCKHOLDERS’ EQUITY:
Common stock, no par value; 20,000 shares authorized, 8,385 and 8,274 shares outstanding at September 30, 2002 and December 31, 2001, respectively	—	—
Additional paid-in capital	46,572	46,520
Treasury stock at cost, 139 shares at September 30, 2002 and December 31, 2001	(707)	(707)
Retained deficit	(28,515)	(18,894)
Accumulated other comprehensive loss, net of tax	(8,735)	(8,922)

Total stockholders’ equity	8,615	17,997

Total liabilities and stockholders’ equity	$502,567	$533,392

The accompanying notes are an integral part of these consolidated balance sheets.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES	$212,985	$204,010	$665,228	$672,384

OPERATING EXPENSES:
Salaries, wages and fringe benefits	117,804	118,700	363,853	391,006
Operating supplies and expenses	33,257	33,810	100,068	115,147
Purchased transportation	25,331	23,228	72,438	75,190
Insurance and claims	10,844	10,531	34,344	37,588
Operating taxes and licenses	7,638	7,857	24,731	24,990
Depreciation and amortization	13,142	15,145	40,087	45,450
Rents	1,685	1,691	4,895	5,353
Communications and utilities	1,425	1,300	5,290	5,252
Other operating expenses	2,892	3,295	7,607	10,908
Loss (gain) on disposal of operating assets, net	367	24	(347)	(2,719)

Total operating expenses	214,385	215,581	652,966	708,165

Operating (loss) income	(1,400)	(11,571)	12,262	(35,781)

OTHER INCOME (EXPENSE):
Equity in earnings of UK and Brazil joint ventures, net of tax	—	1,054	—	3,593
Interest expense	(7,611)	(9,141)	(23,343)	(26,994)
Interest income	203	424	1,090	2,014
Gain on early extinguishment of debt	—	—	2,750	—
Other, net	100	—	(107)	—

	(7,308)	(7,663)	(19,610)	(21,387)

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(8,708)	(19,234)	(7,348)	(57,168)

INCOME TAX BENEFIT	2,226	6,588	1,819	19,944

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(6,482)	(12,646)	(5,529)	(37,224)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	(4,092)	—

NET LOSS	($6,482)	($12,646)	($9,621)	($37,224)

BASIC & DILUTED LOSS PER COMMON SHARE:

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE — BASIC AND DILUTED	($0.78)	($1.56)	($0.67)	($4.60)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX — BASIC AND DILUTED	—	—	($0.49)	—

PER COMMON SHARE — BASIC AND DILUTED	($0.78)	($1.56)	($1.16)	($4.60)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,324	8,114	8,282	8,096

The accompanying notes are an integral part of these consolidated statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Nine Months Ended
	September 30,
	2002	2001

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($9,621)	($37,224)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on early extinguishment of debt	(2,750)	—
Interest expense paid in kind	746	—
Amortization of deferred financing costs	3,013	2,906
Depreciation and amortization	40,087	45,450
Gain on disposal of assets and other, net	(240)	(2,719)
Cumulative effect of change in accounting principle	5,194	—
Deferred income taxes	(3,671)	(19,377)
Compensation expense related to stock options and grants	(210)	207
Equity in earnings of joint ventures	—	(3,593)
Amortization of Teamsters Union contract costs	1,800	1,802
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	12,276	18,190
Inventories	55	720
Prepayments and other current assets	1,556	(822)
Trade accounts payable	(4,057)	(7,021)
Accrued liabilities	8,533	6,028

Total adjustments	62,332	41,771

Net cash provided by operating activities	52,711	4,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,313)	(18,274)
Proceeds from sale of property and equipment	3,005	4,832
Investment in joint ventures	—	(464)
Cash received from joint ventures	—	3,578
Proceeds from sale of equity investment in joint venture	2,700	—
Decrease (increase) in short-term investments	2,367	(4,864)
Decrease (increase) in the cash surrender value of life insurance	1,341	(360)

Net cash used in investing activities	(3,900)	(15,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) additions to revolving credit facilities, net	(62,384)	23,587
Additions to long-term debt	82,750	—
Repayment of long-term debt	(46,360)	(107)
Payment of deferred financing costs	(9,262)	(2,663)
Proceeds from issuance of common stock	262	303
Other, net	549	(307)

Net cash (used in) provided by financing activities	(34,445)	20,813

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	16	68

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,382	9,876

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	10,543	2,373

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,925	$12,249

The accompanying notes are an integral part of these consolidated statements.

Allied Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unudited)

1.	Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the “Company”) included in the Company’s 2001 Annual Report on Form 10-K.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

3.	Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” requires companies to report all changes in equity during a period, except those resulting from investment by stockholders and distribution to stockholders. The Company had a comprehensive loss of $8.2 million for the third quarter of 2002 versus a comprehensive loss of $11.9 million for the third quarter of 2001. For the first nine months of 2002, the Company had a comprehensive loss of $9.4 million, versus a comprehensive loss of $38.5 million for the first nine months of 2001. The difference between comprehensive income and net income is the foreign currency translation adjustment net of income taxes.

4.	Accounting for Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards required that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

From time to time, the Company enters into future contracts to manage the risk associated with changes in fuel prices. Gains and losses from fuel hedging contracts are recognized as part of fuel expense when the Company uses the underlying fuel being hedged. During 2001, Allied Automotive Group entered into a forward purchase commitment to purchase one million gallons of low sulfur diesel fuel per month at determinable prices defined within the agreement. This agreement expired in August 2002 and the Company is evaluating additional forward purchase commitments. The Company does not enter into fuel hedging contracts for speculative purposes. At September 30, 2002, the Company did not have any outstanding fuel hedging contracts or other derivative instruments that fall under the provisions of SFAS No. 133 as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for asset retirement costs of long-lived assets resulting from legal obligations associated with acquisition, construction, or development transactions. The Company plans to adopt SFAS No. 143 in the first quarter of fiscal year 2003. Management will evaluate the impact of the adoption of this standard on the consolidated financial statement during the fourth quarter of fiscal year 2002.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Cost Associated with Exit or Disposal Activities.” The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the Statement will have a material impact on the financial position or results of operations of the Company as of the date of adoption.

6.	Goodwill

In accordance with SFAS No. 142, the Company no longer amortizes goodwill but will review it annually for impairment, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of goodwill below its carrying value. Pursuant to the adoption of SFAS No. 142, the Company evaluated its reporting units within the guidance of SFAS No. 142 and SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s reporting units are the Allied Automotive Group and the Axis Group. The adoption of SFAS No. 142 required the Company to perform an initial impairment assessment on all goodwill and indefinite lived intangible assets as of January 1, 2002. The Company compared the fair value of goodwill to current carrying value. Fair values were derived using discounted cash flow analyses. The assumptions used in these discounted cash flow analyses were also consistent with the Company’s internal planning and represents the Company’s best estimates. The cumulative effect of this change in accounting principle was a $5.2 million decrease to the Axis Group goodwill. The deferred income tax benefit related to this change was approximately $1.1 million. The $4.1 million cumulative effect of this change in accounting principle, net of income taxes, is included in the accompanying statements of operations for the nine months ended September 30, 2002.

The following table sets forth the carrying value of goodwill by reporting unit as of September 30, 2002 and December 31, 2001 (in thousands):

	Allied
	Automotive
	Group	Axis Group	Total

Balance as of December 31, 2001	$72,839	$17,391	$90,230
Increase in carrying amount due to a change in currency rates	175	1	176
Impairment loss	—	(5,194)	(5,194)

Balance as of September 30, 2002	$73,014	$12,198	$85,212

The following table summarizes and reconciles net loss before the cumulative effect of the accounting change for the three and nine months ended September 30, 2002 and 2001, adjusted to exclude amortization expense recognized in such periods related to goodwill (in thousands):

	For the three months ended		For the nine months ended
	September 30		September 30

	2002	2001	2002	2001

Reported net loss before cumulative effect of accounting change	$(6,482)	$(12,646)	$(5,529)	$(37,224)
Add back after-tax amounts:
Goodwill amortization	—	580	—	1,730

Adjusted net loss before cumulative effect of accounting change	$(6,482)	$(12,066)	$(5,529)	$(35,494)

	For the three months ended		For the nine months ended
	September 30		September 30

	2002	2001	2002	2001

Loss per share before accounting change:
Basic and diluted	$(0.78)	$(1.56)	$(0.67)	$(4.60)
Goodwill amortization
Basic and diluted	—	.07	—	0.22

Adjusted loss per share before accounting change
Basic and diluted	$(0.78)	$(1.49)	$(0.67)	$(4.38)

7.	Fleet Remanufacturing Program

As part of the Company’s turnaround plan, the Company is upgrading the existing fleet through an extensive remanufacturing program which is expected to increase the useful life of a rig to an average of 15 years. These upgrades are depreciated over an estimated useful life of 6 years, using the straight-line method of depreciation. The first phase of the program began in 2002 and is expected to continue through 2004 at an approximate total capital investment of $75 to $85 million for the remanufacturing of approximately 1,500 rigs over the three-year period. As of September 30, 2002 total capital expenditures related to the remanufacturing program, including engine replacements, were approximately $13 million.

8.	Workforce Reduction and Severance Expense

As part of its turnaround initiatives, the Company implemented a program to achieve a significant reduction in corporate overhead expenses and to upgrade certain personnel. Targeted in the plan were workforce reductions as well as additional efforts to decrease discretionary spending and eliminate fixed costs. During 2002 the Company has continued to incur severance expense as part of its ongoing initiative to improve personnel quality and productivity. Accordingly, the Company terminated the employment of approximately 110 and 148 corporate and field employees during the nine months ended September 30, 2002 and the nine months ended September 30, 2001 respectively. The remaining accrued benefits related to the terminations are included in accrued liabilities and as such, the Company expects to pay the accrued benefits within the next 12 months. The following table summarizes the activity in the accrual for termination benefits for the three and nine months ended September 30, 2002 and 2001, (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Beginning balance	$1,700	$4,000	$3,700	$1,600
Additions to reserve charged to salaries, wages, & fringe benefits	500	1,600	1,400	7,200
Cash payments	(800)	(2,600)	(3,700)	(5,800)

Ending balance	$1,400	$3,000	$1,400	$3,000

9.	Long-Term Debt

Long-term debt consisted of the following at September 30, 2002 and December 31, 2001 (in thousands):

	September 30,	December 31,
	2002	2001

Credit Facility	$111,160	$98,900
Senior notes	150,000	150,000
Senior subordinated notes	—	40,258

	261,160	289,158
Less: current maturities of long-term debt	(3,500)	(2,625)

	$257,660	$286,533

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

The Notes set forth a number of negative covenants which are binding on the Company. The covenants limit the Company’s ability to, among other things, purchase or redeem stock, make dividend or other distributions, make investments, and incur or repay debt (with the exception of payment of interest or principal at stated maturity).

Concurrent with the issuance of the Notes, the Company closed on a revolving credit facility (the “Revolving Credit Facility”). The Company also previously issued $40.0 million of senior subordinated notes (the “Senior Subordinated Notes”) through a private placement.

On February 25, 2002, the Company refinanced the Revolving Credit Facility and Senior Subordinated Notes with a new credit facility including certain term loans (the “Term Loans”) (the new credit facility and the term loans, collectively, the “Credit Facility”). Proceeds from the Term Loans were used to repurchase the $40.0 million of Senior Subordinated Notes for $37.25 million. In conjunction with the extinguishment of this debt, the Company recognized a pre-tax gain of $2.75 million, during the first quarter of 2002. The Credit Facility includes a revolving credit facility (the “Revolver”) that allows the Company to borrow under a revolving line of credit up to the lesser of $120 million or a borrowing base amount as defined in the Credit Facility. The interest rate for the Revolver is based upon the prime rate plus 1.5% or LIBOR plus 4.5% at management’s discretion with a minimum interest rate of 6.5%. Annual commitment fees are due on the undrawn portion of the commitment. At September 30, 2002, $36.5 million was outstanding under the Revolver, and approximately $24.0 million was committed under letters of credit. As of September 30, 2002 the Company had approximately $36.7 million available under the Revolver. The Revolver matures on February 25, 2005.

The Term Loans are comprised of four loans: $17.5 million Term Loan A, $25.0 million Term Loan B, $11.0 million Term Loan C, and $29.3 million Term Loan D. The Term Loans (except Term Loan D) mature on February 25, 2005. Term Loan D matures on February 26, 2005. Cash proceeds from certain asset sales and other transactions are required to be used to repay the Term Loans, as specified in the Credit Facility. In addition, the paid in kind “PIK” interest on Term Loans B and C to be paid at maturity is included in the loan balances. As of September 30, 2002, the amount outstanding for the Term Loans was $8.6 million for Term Loan A, $25.5 million for Term Loan B, $11.3 million for Term Loan C and $29.3 million for Term Loan D. Borrowings under the Credit Facility are secured by a first priority security interest on assets of the Company and substantially all of its subsidiaries, including a pledge of stock of substantially all of its subsidiaries. In addition, substantially all of the subsidiaries of the Company jointly and severally guarantee the obligations of the Company under the Credit Facility.

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

The Credit Facility agreement sets forth a number of affirmative, negative, and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, or sell assets. The financial covenants require the Company to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization amount and include leverage and fixed charges coverage ratios.

The Company does not anticipate any covenant violations during 2002. There can be no assurance, however, that the Company will be able to comply with these covenants or its other debt covenants or that if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its debt instruments, if not waived, or to adequately service debt obligations, could result in default under the Credit Facility. Any default under the Company’s debt instruments, particularly any default that results in an acceleration of indebtedness or foreclosure on collateral could have a material adverse effect on the Company.

10.	Employee Benefits

As part of the Company’s turnaround efforts in the first quarter, the Allied Holdings Inc. Defined Benefit Pension Plan (the “Plan”) was amended in February 2002 to freeze the Plan. The amendment resulted in a curtailment of the Plan effective April 30, 2002, under which employees do not accumulate any new benefits and new employees are not added to the Plan. The Company’s net pension expense for 2001 was $2.6 million. As a result of freezing the Plan, the Company expects net pension expense to be $304,000 for 2002.

11.	Industry Segment and Geographic Information

In accordance with the requirements of SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has identified two reportable industry segments through which it conducts its operating activities: Allied Automotive Group and Axis Group. These two segments reflect the organization used by management for internal reporting. Allied Automotive Group is engaged in the business of transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group is engaging in the business of securing and managing vehicle distribution services, automobile inspections, auction and yard management services, intramodal transport, vehicle accessorization and dealer preparatory services for the automotive industry.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues—unaffiliated customers:
Allied Automotive Group	$205,679	$197,168	$643,769	$651,982
Axis Group	7,306	6,842	21,459	20,402

	$212,985	$204,010	$665,228	$672,384

Depreciation and amortization:
Allied Automotive Group	$11,655	$13,343	$35,653	$40,132
Axis Group	769	977	2,206	2,768
Corporate/other	718	825	2,228	2,550

	$13,142	$15,145	$40,087	$45,450

Operating (loss) profit:
Allied Automotive Group	$(572)	$(10,507)	$15,430	$(25,181)
Axis Group	1,320	502	2,963	1,099
Corporate/other	(2,140)	(1,566)	(6,131)	(11,699)

	(1,400)	(11,571)	12,262	(35,781)
Reconciling items:
Equity income in joint ventures	—	1,054	—	3,593
Interest expense	(7,611)	(9,141)	(23,343)	(26,994)
Interest income	203	424	1,090	2,014
Gain on early extinguishment of debt	—		2,750
Other, net	(100)	—	(107)	—

Loss before income taxes	$(8,708)	$(19,234)	$(7,348)	$(57,168)

Capital expenditures:
Allied Automotive Group	$5,739	$1,321	$13,125	$16,381
Axis Group	98	11	182	1,826
Corporate/other	6	—	6	67

	$5,843	$1,332	$13,313	$18,274

	September 30,	December 31,
	2002	2001

Total Assets:
Allied Automotive Group	$313,250	$353,558
Axis Group	37,215	43,881
Corporate/other	152,102	135,953

	$502,567	$533,392

Geographic financial information for 2002 and 2001 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
United States	$179,155	$170,222	$551,127	$555,489
Canada	33,830	33,788	114,101	116,895

	$212,985	$204,010	$665,228	$672,384

12.	Commitments and Contingencies

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

13.	Supplemental Guarantor Information

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2002
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CURRENT ASSETS:
Cash and cash equivalents	$—	$4,287	$20,638	$—	$24,925
Short-term investments	—	—	62,427	—	62,427
Receivables, net of allowance for doubtful accounts	—	57,382	2,730	—	60,112
Inventories	—	5,301	—	—	5,301
Deferred tax assets	30,901	6,616	827	—	38,344
Prepayments and other current assets	1,796	15,528	60	—	17,384

Total current assets	32,697	89,114	86,682	—	208,493

PROPERTY AND EQUIPMENT, NET	9,523	172,407	3,282	—	185,212

OTHER ASSETS:
Goodwill, net	1,515	83,697	—	—	85,212
Other	19,150	3,540	960	—	23,650
Deferred tax asset	12,899	—	—	(12,899)	—
Intercompany receivables	46,982	—	2,573	(49,555)	—
Investment in subsidiaries	47,272	8,129	—	(55,401)	—

Total other assets	127,818	95,366	3,533	(117,855)	108,862

Total assets	$170,038	$356,887	$93,497	$(117,855)	$502,567

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$3,500	$—	$—	$3,500
Trade accounts payable	2,801	33,182	229	—	36,212
Intercompany payables	—	49,555	—	(49,555)	—
Accrued liabilities	5,077	60,274	24,084	—	89,435

Total current liabilities	7,878	146,511	24,313	(49,555)	129,147

LONG-TERM DEBT, less current maturities	150,000	107,660	—	—	257,660

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	9,024	—	—	9,024

DEFERRED INCOME TAXES	—	36,642	—	(12,899)	23,743

OTHER LONG-TERM LIABILITIES	3,545	32,630	38,203	—	74,378

STOCKHOLDERS’ EQUITY:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	46,572	165,779	13,927	(179,706)	46,572
Treasury stock	(707)	—	—	—	(707)
Retained (deficit) earnings	(28,515)	(129,127)	17,054	112,073	(28,515)
Accumulated other comprehensive loss, net of tax	(8,735)	(12,232)	—	12,232	(8,735)

Total stockholders’ equity	8,615	24,420	30,981	(55,401)	8,615

Total liabilities and stockholders’ equity	$170,038	$356,887	$93,497	$(117,855)	$502,567

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CURRENT ASSETS:
Cash and cash equivalents	$209	$1,063	$9,271	$—	$10,543
Short-term investments	—	—	64,794	—	64,794
Receivables, net of allowance for doubtful accounts	24	69,112	3,156	—	72,292
Inventories	—	5,344	5	—	5,349
Deferred tax asset — current	31,658	493	252	—	32,403
Prepayments and other current assets	1,161	17,645	115	—	18,921

Total current assets	33,052	93,657	77,593	—	204,302

PROPERTY AND EQUIPMENT, NET	11,743	199,378	3,520	—	214,641

OTHER ASSETS:
Goodwill, net	1,515	88,715	—	—	90,230
Other	14,404	5,742	4,073	—	24,219
Deferred tax asset — noncurrent	14,362	—	—	(14,362)	—
Intercompany receivables	233,827	—	—	(233,827)	—
Investment in subsidiaries	11,697	8,814	—	(20,511)	—

Total other assets	275,805	103,271	4,073	(268,700)	114,449

Total assets	$320,600	$396,306	$85,186	$(268,700)	$533,392

CURRENT LIABILITIES:
Current maturities of long-term debt	$2,625	$—	$—	$—	$2,625
Trade accounts payable	2,753	37,326	153	—	40,232
Intercompany payables	—	230,040	3,787	(233,827)	—
Accrued liabilities	7,157	61,460	14,346	—	82,963

Total current liabilities	12,535	328,826	18,286	(233,827)	125,820

LONG-TERM DEBT, less current maturities	286,523	10	—	—	286,533

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	9,363	—	—	9,363

DEFERRED INCOME TAXES	—	35,745	—	(14,362)	21,383

OTHER LONG-TERM LIABILITIES	3,545	34,906	33,845	—	72,296

STOCKHOLDERS’ EQUITY:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	46,520	91,548	13,849	(105,397)	46,520
Treasury stock	(707)	—	—	—	(707)
Retained (deficit) earnings	(18,894)	(90,158)	19,206	70,952	(18,894)
Accumulated other comprehensive loss, net of tax	(8,922)	(13,934)	—	13,934	(8,922)

Total stockholders’ equity	17,997	(12,544)	33,055	(20,511)	17,997

Total liabilities and stockholders’ equity	$320,600	$396,306	$85,186	$(268,700)	$533,392

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED SEPTEMBER 30, 2002
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$6,435	$212,625	$9,490	$(15,565)	$212,985

OPERATING EXPENSES:
Salaries, wages and fringe benefits	3,634	114,170	—	—	117,804
Operating supplies and expenses	1,941	31,259	57	—	33,257
Purchased transportation	—	25,331	—	—	25,331
Insurance and claims	—	10,844	9,130	(9,130)	10,844
Operating taxes and licenses	58	7,580	—	—	7,638
Depreciation and amortization	718	12,306	118	—	13,142
Rents	547	1,136	2	—	1,685
Communications and utilities	541	882	2	—	1,425
Other operating expenses	1,048	8,215	64	(6,435)	2,892
Loss on disposal of operating assets, net	—	160	207	—	367

Total operating expenses	8,487	211,883	9,580	(15,565)	214,385

Operating (loss) income	(2,052)	742	(90)	—	(1,400)

OTHER INCOME (EXPENSE):
Interest expense	(9,007)	(5,581)	(39)	7,016	(7,611)
Interest income	6,966	1	252	(7,016)	203
Gain on early extinguishment of debt	—	—	—	—	—
Other, net	(8)	(41)	149	—	100
Intercompany dividends	166	(166)	—	—	—
Equity in (losses) earnings of subsidiaries	(5,415)	156	—	5,259	—

	(7,298)	(5,631)	362	5,259	(7,308)

(LOSS) INCOME BEFORE INCOME TAXES	(9,350)	(4,889)	272	5,259	(8,708)

INCOME TAX BENEFIT (EXPENSE)	2,868	(39)	(603)	—	2,226

NET (LOSS) INCOME	$(6,482)	$(4,928)	$(331)	$5,259	$(6,482)

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT
THREE MONTHS ENDED SEPTEMBER 30, 2001
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$2,475	$203,586	$9,517	$(11,568)	$204,010

OPERATING EXPENSES:
Salaries, wages and fringe benefits	345	118,355	—	—	118,700
Operating supplies and expenses	341	33,437	32	—	33,810
Purchased transportation	—	23,228	—	—	23,228
Insurance and claims	—	10,680	8,944	(9,093)	10,531
Operating taxes and licenses	1	7,856	—	—	7,857
Depreciation and amortization	825	14,137	183	—	15,145
Rents	544	1,146	1	—	1,691
Communications and utilities	106	1,192	2	—	1,300
Other operating expenses	1,612	4,120	38	(2,475)	3,295
Loss on disposal of operating assets, net	—	24	—	—	24

Total operating expenses	3,774	214,175	9,200	(11,568)	215,581

Operating (loss) income	(1,299)	(10,589)	317	—	(11,571)

OTHER INCOME (EXPENSE):
Equity in earnings of joint ventures, net of tax	—	862	192	—	1,054
Interest expense	(8,442)	(8,204)	(61)	7,566	(9,141)
Interest income	7,536	43	411	(7,566)	424
Equity in (losses) earnings of subsidiaries	(17,366)	359	—	17,007	—

	(18,272)	(6,940)	542	17,007	(7,663)

(LOSS) INCOME BEFORE INCOME TAXES	(19,571)	(17,529)	859	17,007	(19,234)

INCOME TAX BENEFIT (EXPENSE)	6,925	(85)	(252)	—	6,588

NET (LOSS) INCOME	$(12,646)	$(17,614)	$607	$17,007	$(12,646)

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT
NINE MONTHS ENDED SEPTEMBER 30, 2002
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$11,505	$664,108	$28,509	$(38,894)	$665,228

OPERATING EXPENSES:
Salaries, wages and fringe benefits	7,069	356,784	—	—	363,853
Operating supplies and expenses	2,728	97,198	142	—	100,068
Purchased transportation	—	72,438	—		72,438
Insurance and claims	—	34,342	27,391	(27,389)	34,344
Operating taxes and licenses	166	24,565	—	—	24,731
Depreciation and amortization	2,228	37,504	355	—	40,087
Rents	1,394	3,496	5	—	4,895
Communications and utilities	867	4,415	8	—	5,290
Other operating expenses	2,904	15,923	285	(11,505)	7,607
Gain on disposal of operating assets, net	—	(554)	207	—	(347)

Total operating expenses	17,356	646,111	28,393	(38,894)	652,966

Operating (loss) income	(5,851)	17,997	116	—	12,262

OTHER INCOME (EXPENSE):
Interest expense	(29,136)	(13,763)	(171)	19,727	(23,343)
Interest income	19,580	35	1,202	(19,727)	1,090
Gain on early extinguishment of debt	2,750	—	—	—	2,750
Other, net	(8)	(41)	(58)	—	(107)
Intercompany dividends	1,144	(1,144)	—	—
Equity in (losses) earnings of subsidiaries	(1,175)	289	—	886	—

	(6,845)	(14,624)	973	886	(19,610)

(LOSS) INCOME BEFORE INCOME TAXES & CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(12,696)	3,373	1,089	886	(7,348)

INCOME TAX BENEFIT (EXPENSE)	3,075	933	(2,189)	—	1,819

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(9,621)	4,306	(1,100)	886	(5,529)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	(4,092)	—	—	(4,092)

NET (LOSS) INCOME	$(9,621)	$214	$(1,100)	$886	$(9,621)

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT
NINE MONTHS ENDED SEPTEMBER 30, 2001
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$7,425	$671,111	$28,550	$(34,702)	$672,384

OPERATING EXPENSES:
Salaries, wages and fringe benefits	7,791	383,215	—	—	391,006
Operating supplies and expenses	1,316	113,746	85	—	115,147
Purchased transportation	—	75,190	—	—	75,190
Insurance and claims	—	38,382	26,483	(27,277)	37,588
Operating taxes and licenses	94	24,896	—	—	24,990
Depreciation and amortization	2,550	42,361	539	—	45,450
Rents	1,585	3,764	4	—	5,353
Communications and utilities	218	5,026	8	—	5,252
Other operating expenses	5,218	12,943	172	(7,425)	10,908
Gain on disposal of operating assets, net	—	(2,719)	—	—	(2,719)

Total operating expenses	18,772	696,804	27,291	(34,702)	708,165

Operating (loss) income	(11,347)	(25,693)	1,259	—	(35,781)

OTHER INCOME (EXPENSE):
Equity in earnings of joint ventures, net of tax	—	3,299	294	—	3,593
Interest expense	(25,511)	(24,336)	(157)	23,010	(26,994)
Interest income	23,031	155	1,838	(23,010)	2,014
Intercompany dividends	1,980	(1,980)	—	—	—
Equity in (losses) earnings of subsidiaries	(45,483)	775	—	44,708	—

	(45,983)	(22,087)	1,975	44,708	(21,387)

(LOSS) INCOME BEFORE INCOME TAXES	(57,330)	(47,780)	3,234	44,708	(57,168)

INCOME TAX BENEFIT (EXPENSE)	20,106	827	(989)	—	19,944

NET (LOSS) INCOME	$(37,224)	$(46,953)	$2,245	$44,708	$(37,224)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(9,621)	$214	$(1,100)	$886	$(9,621)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on early extinguishment of debt	(2,750)	—	—	—	(2,750)
Interest expense paid in kind	—	746	—	—	746
Amortization of deferred financing costs	3,013	—	—	—	3,013
Depreciation and amortization	2,228	37,504	355	—	40,087
Gain on disposal of assets and other, net	—	(240)	—	—	(240)
Cumulative effect of change in accounting principle	—	5,194	—	—	5,194
Deferred income taxes	704	(3,800)	(575)	—	(3,671)
Compensation expense related to stock options and grants	(210)	—	—	—	(210)
Equity in earnings of joint ventures	—	—	—	—	—
Equity in earnings of subsidiaries	1,175	(289)	—	(886)	—
Amortization of Teamsters Union signing bonus	—	1,800	—	—	1,800
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	24	11,826	426	—	12,276
Inventories	—	50	5	—	55
Prepayments and other current assets	(635)	2,136	55	—	1,556
Trade accounts payable	48	(4,181)	76	—	(4,057)
Intercompany payables	186,845	(180,485)	(6,360)	—	—
Accrued liabilities	(2,080)	(3,483)	14,096	—	8,533

Total adjustments	188,362	(133,222)	8,078	(886)	62,332

Net cash provided by (used in) operating activities	178,741	(133,008)	6,978	—	52,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6)	(13,303)	(4)	—	(13,313)
Intercompany sale of property and equipment	(2)	2	—	—	—
Proceeds from sale of property and equipment	—	3,005	—	—	3,005
Proceeds from sale of equity investment in joint venture	—	—	2,700	—	2,700
Capital contribution	(73,178)	73,100	78		—
Return of capital	40,881	(39,829)	(1,052)		—
Increase in short-term investments	—	—	2,367	—	2,367
Increase in cash surrender value of life insurance	1,341	—	—	—	1,341

Net cash provided by (used in) investing activities	(30,964)	22,975	4,089	—	(3,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) additions to revolving credit facilities, net	(98,900)	36,516	—	—	(62,384)
Additions to long-term debt	—	82,750	—	—	82,750
Repayment of long-term debt	(37,498)	(8,862)	—	—	(46,360)
Payment of deferred financing costs	(9,262)	—	—	—	(9,262)
Proceeds from issuance of common stock	262	—	—	—	262
Other, net	(2,588)	2,837	300	—	549

Net cash (used in) provided by financing activities	(147,986)	113,241	300	—	(34,445)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	16	—	—	16

NET INCREASE IN CASH AND CASH EQUIVALENTS	(209)	3,224	11,367	—	14,382

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	209	1,063	9,271	—	10,543

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$4,287	$20,638	$—	$24,925

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(37,224)	$(46,953)	$2,245	$44,708	$(37,224)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	2,906	—	—	—	2,906
Depreciation and amortization	2,550	42,361	539	—	45,450
Gain on sale of property and equipment	—	(2,719)	—	—	(2,719)
Deferred income taxes	(19,657)	(51)	331	—	(19,377)
Compensation expense related to stock options and grants	207	—	—	—	207
Equity in earnings of joint ventures	—	(3,299)	(294)	—	(3,593)
Equity in losses of subsidiaries	45,483	(775)	—	(45,483)	—
Amortization of Teamsters Union signing bonus	—	1,802	—	—	1,802
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	782	20,102	(2,694)	—	18,190
Inventories	—	730	(10)	—	720
Prepayments and other current assets	212	(3,215)	2,181	—	(822)
Trade accounts payable	1,291	(7,950)	(362)	—	(7,021)
Intercompany payables	(13,610)	12,878	732	—	—
Accrued liabilities	(716)	(4,592)	11,336	—	6,028

Total adjustments	19,448	55,272	11,759	(45,483)	41,771

Net cash (used in) provided by operating activities	(17,776)	8,319	14,004	(775)	4,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(67)	(17,552)	(655)	—	(18,274)
Intercompany sale of property and equipment	1,403	(1,403)	—	—	—
Proceeds from sale of property and equipment	—	4,832	—	—	4,832
Investment in joint venture	—	—	(464)	—	(464)
Cash received from joint ventures	—	3,578	—	—	3,578
Intercompany dividend received (paid)	1,980	(1,980)	—	—	—
Increase in short-term investments	—	—	(4,864)	—	(4,864)
Increase in cash surrender value of life insurance	(360)	—	—	—	(360)

Net cash provided by (used in) investing activities	2,956	(12,525)	(5,983)	—	(15,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) additions to revolving credit facilities, net	21,739	1,848	—	—	23,587
Additions to long-term debt	—	—	—	—	—
Repayment of long-term debt	—	(107)	—	—	(107)
Payment of deferred financing costs	(2,663)	—	—	—	(2,663)
Proceeds from issuance of common stock	303	—	—	—	303
Other, net	(3,488)	2,498	683	—	(307)

Net cash provided by financing activities	15,891	4,239	683	—	20,813

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	303	(235)	—	68

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,071	336	8,469	(775)	9,876

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(1,213)	2,063	1,523	—	2,373

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(142)	$2,399	$9,992	$—	$12,249

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth the percentage relationship of expense items to revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and fringe benefits	55.3	58.2	54.7	58.1
Operating supplies and expenses	15.6	16.6	15.1	17.1
Purchased transportation	11.9	11.4	10.9	11.2
Insurance and claims	5.1	5.2	5.2	5.6
Operating taxes and licenses	3.6	3.9	3.7	3.7
Depreciation and amortization	6.2	7.4	6.0	6.8
Rents	0.8	0.8	0.8	0.8
Communications and utilities	0.7	0.6	0.8	0.8
Other operating expenses	1.3	1.6	1.1	1.6
Loss (gain) on sale of operating assets	0.2	0.0	(0.1)	(0.4)

Total operating expenses	(100.7)	(105.7)	(98.2)	105.3

Operating (loss) income	(0.7)	(5.7)	1.8	(5.3)

Other income (expense):
Equity in earnings of joint ventures, net of tax	0.0	0.5	0.0	0.5
Interest expense	(3.5)	(4.4)	(3.5)	(4.0)
Interest income	0.1	0.2	0.2	0.3
Gain on early extinguishment of debt	0.0	0.0	0.4	0.0
Other, net	0.0	0.0	0.0	0.0

	(3.4)	(3.7)	(2.9)	(3.2)

Loss before income taxes and cumulative effect of change in accounting principle	(4.1)	(9.4)	(1.1)	(8.5)

Income tax benefit	1.1	3.2	0.3	3.0

Loss before cumulative effect of change in accounting principle	(3.0)	(6.2)	(0.8)	(5.5)

Cumulative effect of change in accounting Principle, net of tax	0.0	0.0	(0.6)	0.0

Net loss	(3.0)%	(6.2)%	(1.4)%	(5.5)%

Three and Nine Months Ended September 30, 2002 compared to Three and Nine Months Ended September 30, 2001

Revenues were $213.0 million for the third quarter of 2002 versus revenues of $204.0 million for the third quarter of 2001, an increase of $9.0 million, or 4.4%. For the nine-month period ended September 30, 2002, revenues were $665.2 million, versus revenues of $672.4 million for the nine-month period ended September 30, 2001, a decrease of $7.2 million, or 1.1%.

The increase in revenues in the third quarter of 2002 over the third quarter of 2001 was due to an increase in the number of vehicle deliveries, which resulted from higher original equipment manufacturer (“OEM”) production as well as from new market share obtained in 2002. The decrease in revenues for the nine-month period ended September 30, 2002 versus the nine-month period ended September 30, 2001 was due to a decline in vehicle deliveries overall which resulted primarily from the decision to exit non-performing locations (locations with financial losses and/or high risk management exposure) in 2001 and during 2002. Offsetting the impact on revenues from the volume decline was an increase in the Allied Automotive Group revenue per unit. This increase is primarily the result of the implementation by Allied Automotive Group of a new administrative processing fee in September 2001.

The net loss was $6.5 million during the third quarter of 2002 versus a net loss of $12.6 million during the third quarter of 2001. Basic and diluted loss per share in the third quarter of 2002 were $0.78 versus basic and diluted loss per share of $1.56 in the third quarter of 2001. For the nine-month period ended September 30, 2002, the Company experienced a net loss of $9.6 million versus a net loss of $37.2 million for the nine-month period ended September 30, 2001. Basic and diluted loss per share were $0.67 for the nine-month period ended September 30, 2002 versus basic and diluted loss per share of $4.60 for the nine-month period ended September 30, 2001. The net loss for the nine-month period ended September 30, 2002 included a $1.7 million after-tax gain on the early extinguishment of the Company’s subordinated notes and a $4.1 million after-tax charge related to the impairment of goodwill at the Company’s Axis Group subsidiary. The impairment charge resulted from the Company’s adoption of SFAS 142 as described below. The net loss for the nine month period ended September 30, 2001 included after-tax charges of $4.6 million for severance and workforce reduction expenses as well as an after-tax gain of $1.5 million on the disposition of excess real estate and other assets in Canada.

Earnings before interest, taxes, depreciation and amortization, and gains and losses on disposal of assets (EBITDA) were $12.1 million during the third quarter of 2002 versus $3.6 million during the third quarter of 2001. For the nine-month period ended September 30, 2002 EBITDA was $52.0 million versus $7.0 million for the nine-month period ended September 30, 2001. The significant improvement in EBITDA was due primarily to the ongoing execution of the Company’s turnaround initiatives related to improved revenue quality, driver productivity, workforce reductions, the elimination of non-contributory expenses and assets, and improvement in workers compensation and cargo claims expenses.

The following is a discussion of the changes in the Company’s major expense categories:

Salaries, wages and fringe benefits decreased from 58.2% of revenues in the third quarter of 2001 to 55.3% of revenues in the third quarter of 2002, and from 58.1% of revenues for the nine-month period ended September 30, 2001 to 54.7% of revenues for the nine-month period ended September 30, 2002. The decrease was primarily due to continued productivity and efficiency improvements implemented as part of the Company’s turnaround initiatives. In addition, the Company incurred $7.2 million of workforce reduction expenses for the nine-month period ended September 30, 2001 compared to $1.4 million of such expenses in 2002. The workforce reduction expense was part of the Company’s turnaround initiatives.

Operating supplies and expenses decreased from 16.6% of revenues in the third quarter of 2001 to 15.6% of revenues in the third quarter of 2002, and decreased from 17.1% of revenues for the nine-month period ended September 30, 2001 to 15.1% of revenues for the nine-month period ended September 30, 2002. The decrease was due primarily to a decrease in fuel costs experienced in the first nine months of 2002 versus 2001, combined with a reduction in the maintenance costs of rigs in service. The decreased maintenance costs are a result of the Company operating approximately 9.1% fewer rigs in the third quarter of 2002 as well as improved efficiency in its field operations, including 46 dedicated garage operations managed by the Company. These efforts are consistent with the Company’s turnaround initiatives.

Purchased transportation increased from 11.4% of revenues in the third quarter of 2001 to 11.9% of revenues in the third quarter of 2002, and decreased from 11.2% of revenues for the nine-month period ended September 30, 2001 to 10.9% of revenues for the nine-month period ended September 30, 2002. The increase in the third quarter 2002 over the third quarter of 2001 was due to a shift in the mix of owner-operators versus company drivers and an increase in business at locations where owner-operators are utilized for vehicle deliveries. The decrease for the nine-month period ended September 30, 2002 versus the nine-month period ended September 30, 2001 was due primarily to a decrease in the number of owner-operators overall, which resulted from the closing of unprofitable terminals in the fourth quarter of 2001 that utilized owner-operators.

Insurance and claims expense decreased from 5.2% of revenues in the third quarter of 2001 to 5.1% of revenues in the third quarter of 2002, and decreased from 5.6% of revenues for the nine-month period ended September 30, 2001 to 5.2% of revenues for the nine-month period ended September 30, 2002. The decrease was a result of lower cargo claims experienced on shipping vehicles as well as a reduction in auto liability claims costs. The Company is aggressively managing these costs as part of its on-going turnaround plan.

Depreciation and amortization expense decreased from 7.4% of revenues in the third quarter of 2001 to 6.2% of revenues in the third quarter of 2002, and decreased from 6.8% of revenues for the nine-month period ended September 30, 2001 to 6.0% of revenues for the nine-month period ended September 30, 2002. The decrease is due primarily to the sale of non-performing assets during 2001 and reduced capital expenditures in 2002. The remaining decrease is due to the reduction of amortization expense resulting from the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangibles” which became effective January 1, 2002. During the third quarter of 2001, the Company recorded $0.9 million of amortization expense and $2.7 million for the nine-month period ended September 30, 2001 related to goodwill.

Other operating expenses decreased from 1.6% of revenues in the third quarter of 2001 to 1.3% of revenues in the third quarter of 2002, and decreased from 1.6% of revenues for the nine-month period ended September 30, 2001 to 1.1% of revenues for the nine-month period ended September 30, 2002. The decrease was due primarily to overall lower professional fees for consultants. During 2001, the Company engaged outside consultants, including Jay Alix and Associates, to aid in the planning and analysis of its turnaround initiatives and the refinancing of its revolving credit facility and subordinated debt.

Gain/loss on disposition of assets increased from a loss of $24 thousand in the third quarter of 2001 to a loss of $367 thousand in the third quarter of 2002, and decreased from a gain of $2.7 million for the nine-month period ended September 30, 2001 to a gain of $300 thousand for the nine-month period ended September 30, 2002. As part of the Company’s turnaround initiatives, the Company has disposed of non-performing assets, primarily in the second quarter of 2001.

Equity in earnings of joint ventures, net of tax, decreased to $0 in the third quarter of 2002 and for the nine-month period ended September 30, 2002, from earnings of $1.1 million in the third quarter of 2001 and $3.6 million for the nine-month period ended September 30, 2001. The decrease is due to the sale of the Company’s joint venture interest in the United Kingdom in the fourth quarter of 2001 and the sale of its joint venture interest in Brazil in the second quarter of 2002.

Interest expense decreased from 4.4% of revenues in the third quarter of 2001 to 3.5% of revenues in the third quarter of 2002, and decreased from 4.0% of revenues for the nine-month period ended September 30, 2001 to 3.5% of revenues for the nine-month period ended September 30, 2002. The decrease was due to higher debt levels and effective interest rates in 2001 versus 2002, as well as the incurrence in 2001 of additional costs related to the amendment of the Company’s revolving credit facility and its senior subordinated notes.

The income tax benefit decreased from $6.6 million in the third quarter of 2001 to $2.2 million in the third quarter of 2002, and decreased from $19.9 million for the nine-month period ended September 30, 2001 to $1.8 million, excluding taxes on extraordinary item, for the nine-month period ended September 30, 2002. The decrease was due to increased pre-tax income and a change in the effective tax rate resulting from additional valuation allowances that were established in relation to foreign tax credits that are not expected to be realized.

The adoption of SFAS No. 142 is a required change in accounting principle, and the cumulative effect of adopting this standard as of January 1, 2002 resulted in a non-cash, after-tax decrease to net income of $4.1 million for the Company. Pursuant to the adoption of SFAS No. 142, the Company will annually test goodwill for impairment.

The adoption of SFAS No. 145 required that the after-tax gain of $1.7 million on the early extinguishment of debt the Company recorded during the first quarter of 2002 be reclassified from an extraordinary item, net of tax, to other income of $2.8 million, before tax.

As part of the Company’s turnaround efforts in the first quarter of 2002, the Allied Holdings Inc. Defined Benefit Pension Plan was amended in February 2002 to freeze the Plan. The amendment resulted in a curtailment of the Plan effective April 30, 2002, under which employees do not accumulate any new benefits and new employees are not added to the Plan. The Company’s net pension expense for 2001 was $2.6 million. As a result of freezing the Plan, the Company expects net pension expense to be $304,000 for 2002.

Financial Condition, Liquidity and Capital Resources

The Company’s sources of liquidity are funds provided by operations and borrowings under its revolving credit facility with a syndicate of lenders. The Company’s primary liquidity needs are for the remanufacturing and maintenance of rigs and terminal facilities, the payment of operating expenses and the payment of interest and principal associated with long-term debt.

Net cash provided by operating activities totaled $52.7 million for the nine-month period ended September 30, 2002, versus $4.5 million for the nine-month period ended September 30, 2001. The increase was due primarily to improved results from operations that decreased the loss before income taxes and cumulative change in accounting principle of $57.2 million for the first nine months of 2001 to $7.3 million for the first nine months of 2002.

Net cash used in investing activities totaled $3.9 million for the nine-month period ended September 30, 2002, versus $15.6 million for the nine-month period ended September 30, 2001. Cash paid to purchase capital items decreased from $18.3 million in the first nine months of 2001 to $13.3 million in the first nine months of 2002. The Company has embarked on a significant fleet remanufacturing program that is expected to enable the Company to upgrade up to 15% of its active fleet in 2002. The fleet remanufacturing program is being implemented slowly to ensure quality of the remanufactured rigs and therefore capital expenditures are weighted more towards the end of the year. The Company anticipates capital expenditures of approximately $25 million in calendar year 2002, which is driven primarily by the fleet remanufacturing program, compared to capital expenditures of $21.5 million in 2001. In addition, short-term investments held by the Company’s captive insurance company increased by $4.9 million during the first nine months of 2001, but decreased by $2.4 million during the first nine months of 2002. During 2002, the captive insurance company has maintained a larger percentage of its assets in cash and cash equivalents versus short-term investments.

Net cash used in financing activities totaled $34.4 million for the nine-month period ended September 30, 2002, versus net cash provided by financing activities of $20.8 million for the nine-month period ended September 30, 2001. During the first nine months of 2002, long-term debt was reduced by $28.0 million, compared to borrowings of long-term debt of $23.5 million in the first nine-months of 2001. The repayment of debt was primarily due to a reduction in the net loss experienced by the Company and lower working capital requirements. Contributing to the increase in cash provided by operations were the proceeds from the sale of the investment in the joint venture in Brazil and $1.3 million received from the conversion of insurance policies.

The Company also paid $9.2 million in deferred financing costs related to the refinancing of its revolving credit facility and the repurchase of its senior subordinated notes.

As part of the Company’s Credit Facility, as described in Note 9, the Revolver and Term Loans A, B, and C mature on February 25, 2005. Term Loan D matures on February 26, 2005 and the Notes mature on October 1, 2007. As part of the debt agreements governing these Term Loans, the repayment of Term Loan A includes eleven installment payments with the outstanding balance due at maturity and the repayment of Term Loan B includes 5 installment payments with the outstanding balance due at maturity. Term Loans C and D, as well as the Notes, are to be repaid in full at maturity. For more comprehensive information regarding the outstanding balances at September 30, 2002 and the related interest rates, refer to Note 9.

The Company began trading its common stock on the American Stock Exchange (“AMEX”) under the symbol AHI, effective April 8, 2002. The Company’s common stock was previously listed on the New York Stock Exchange (“NYSE”). As previously announced, the Company no longer met the NYSE’s requirements for continued listing and had been operating under a plan that was approved by the NYSE in August 2001. The plan was to bring the Company’s total market capitalization and shareholders’ equity above NYSE’s continued listing requirement of $50 million by November 29, 2002. The Company believes, however, that the change to AMEX better allows for management of the business without the uncertainty and distractions associated with meeting NYSE standards. Management does not expect a significant change in shareholder liquidity as a result of the move to the AMEX.

Management anticipates that the Company’s existing capital resources, cash flow generated from future operations and drawings under the Credit Facility will enable it to maintain its planned operations, capital expenditures and debt service for the foreseeable future. Also, as described further in Part II of this report, the Company is involved in various litigation matters, including the Gateway Development & Manufacturing case and the Commercial Carriers, Inc. case. While it is not possible to predict the outcome of litigation against the Company and while the Company believes that these claims are without merit, if this litigation is resolved in a manner that is adverse to the Company, it could have a material adverse effect on the Company’s consolidated financial position and significantly increase the Company’s need for additional liquidity.

Quantitative and Qualitative Disclosures about Market Risk

Disclosures About Market Risks

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in short-term investment prices, interest rates, fuel prices, and foreign currency exchange rates.

Short-term Investments – The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at September 30, 2002, which are recorded at fair value of $62.4 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $6.2 million as of September 30, 2002.

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

Foreign Currency Exchange Rates – Although the majority of the Company’s operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investments in foreign subsidiaries translated into dollars using exchange rates at September 30, 2002, are $73.5 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $7.4 million as of September 30, 2002. At September 30, 2002 a receivable balance of $13.3 million related to intercompany transactions was recorded on the Company’s Canadian subsidiary. The potential loss from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance amounts to $1.3 million as of September 30, 2002. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

Revenue Variability – The Company’s revenues are variable and can be impacted by sudden unexpected changes in Original Equipment Manufacturer production levels. In addition, the Company’s revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models which are shipped to dealers during those periods, and the generally higher spring and early summer sales of automobiles and light trucks. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled plant shut downs. Except for the impact of fuel cost fluctuations discussed herein, inflation has not significantly affected the Company’s results of operations.

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

CLAIMS AND INSURANCE RESERVES — Reserves for self-insured workers’ compensation, automobile, and general liability losses are subject to actuarial estimates based on historical claims experience adjusted for current industry trends. The Company receives third-party actuarial valuations to assist in the determination of its claims and insurance reserves. The actuarial estimates for self-insured workers compensation and automobile liability are discounted using management’s estimate of weighted risk free interest rates for each claim year to their present values. The claims and insurance reserves are adjusted periodically as such claims mature to reflect changes in actuarial estimates based on actual experience.

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

ACCOUNTING FOR INCOME TAXES – As part of the process of preparing the Company’s consolidated financial statements the Company is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company must include an expense within the tax provision in the statements of operations.

Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. The Company has recorded a valuation allowance of $5.3 million as of September 30, 2002 due to uncertainties related to the Company’s ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on management’s estimate of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact the financial position and results of operations.

The net deferred tax asset as of September 30, 2002 was $14.6 million, net of a valuation allowance of $5.3 million.

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

Item 4. Controls and Procedures

The Company maintains a system of “disclosure controls and procedures” (as defined in Rules 13a — 14(c) and 15d — 14(c) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner of material information required to be included in the Company’s periodic Securities and Exchange Commission filings. Since the evaluation date, no significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls.

PART II – OTHER INFORMATION
Item 1. – LEGAL PROCEEDINGS

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

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits	Description

10.1*	Amendment No. 2 to Agreement between Allied Automotive Group, Inc. and UPS Autogistics, Inc., dated September 30, 2002.

* Confidential treatment requested as to certain omitted portions of this exhibit, which portions have been filed separately with the SEC.

(b) Reports on Form 8-K:

On July 3, 2002, the Allied Holdings, Inc. 401(k) Retirement Plan filed with the Commission a Current Report on Form 8-K regarding the dismissal of its independent public accountants, Arthur Andersen LLP and the engagement of KPMG LLP as its new independent auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allied Holdings, Inc.

11/13/2002 (Date)	/s/Hugh E. Sawyer Hugh E. Sawyer on behalf of Registrant as President and Chief Executive Officer

11/13/2002 (Date)	/s/Daniel H. Popky Daniel H. Popky on behalf of Registrant as Senior Vice President, Finance And Chief Financial Officer

CERTIFICATIONS

I, Daniel H. Popky, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Allied Holdings, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses,

11/13/02	/s/ Daniel H. Popky
Date	Daniel H. Popky
Senior Vice President
Finance and Chief Financial Officer

CERTIFICATIONS

I, Hugh E. Sawyer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Allied Holdings, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

11/13/02	/s/ Hugh E. Sawyer
Date	Hugh E. Sawyer
President and Chief Executive Officer