Form 10-K
period 2002-12-31
ALLIED HOLDINGS INC
filed 2003-03-27
CIK 909950

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-22276

Allied Holdings, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-0360550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)

160 Clairemont Avenue, Suite 200, Decatur, Georgia 30030

(Address of principal executive office)

Registrant’s telephone number, including area code (404) 373-4285

Securities registered pursuant to Section 12(b) of the Act:

No par value Common Stock	American Stock Exchange
(Title of Class)	(Name of Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      As of March 3, 2003 Registrant had outstanding 8,443,961 shares of common stock. The aggregate market value of the common stock held by nonaffiliates of the Registrant, based upon the closing sales price of the common stock on March 3, 2003 as reported on the American Stock Exchange, was approximately $20.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the proxy statement for Registrant’s 2003 Annual Meeting of Shareholders to be held June 19, 2003 are incorporated by reference in Part III.

ALLIED HOLDINGS, INC.

		Page
	Caption	Number

PART I
Item 1.	Business	2
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	13

PART II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	14
Item 6.	Selected Consolidated Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 8.	Financial Statements and Supplementary Data	28
Item 9. 28	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10.	Directors and Executive Officers of the Registrant	28
Item 11.	Executive Compensation	29
Item 12.	Security Ownership of Certain Beneficial Owners and Management	29
Item 13.	Certain Relationships and Related Transactions	29
Item 14.	Controls and Procedures	29

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	29

PART I

Item 1.	Business

1.     General

      Allied Holdings, Inc. (the “Company” or “Allied”), founded in 1934, is a holding company which operates through its wholly owned subsidiaries. The Company’s principal operating subsidiaries are Allied Automotive Group, Inc. (collectively with its subsidiaries referred to as the “Allied Automotive Group” or “Automotive Group”) and Axis Group, Inc. (“Axis” or the “Axis Group”). Allied Automotive Group is the largest motor carrier in North America specializing in the transportation of new and pre-owned automobiles, sport utility vehicles (“SUV’s”), and light trucks utilizing specialized tractor trailers (“Rigs or Rig”) and serves and supports all of the major domestic and foreign automotive manufacturers. The Axis Group provides distribution services to the used and new finished vehicle distribution market and other segments of the automotive industry that complement the Automotive Group’s services.

      Allied Automotive Group offers a full range of automotive delivery services including transporting new, used and off-lease vehicles to dealers from plants, rail ramps, ports and auctions, and providing vehicle rail-car loading and unloading services. Allied Automotive Group represented approximately 97% of the Company’s consolidated 2002 revenues. Allied Automotive Group operates primarily in the short-haul segment of the automotive transportation industry with an average length of haul of less than 200 miles. General Motors, Ford, DaimlerChrysler, Toyota and Honda represent the Company’s largest customers, accounting for in total approximately 87% of 2002 revenues. Allied Automotive Group also provides services to all other major foreign manufacturers, including Mazda, Nissan, Isuzu, Volkswagen and Mitsubishi. All of Allied Automotive Group’s major car hauling competitors are privately held and there is minimal public information available with respect to such companies, but Allied Automotive Group believes that its 2002 revenues were substantially greater than those of its closest competitor.

      The Company provides distribution and transportation support services to the pre-owned and new vehicle market and other segments of the automotive industry through the Axis Group that complement Allied Automotive Group’s new vehicle distribution services operations. Axis provides carrier management services for various automotive clients, leases equipment for containerized international shipment of vehicles, and provides vehicle processing services at ports and inland distribution centers. Axis, through its subsidiary CT Group, Inc., provides a variety of related support services to the pre-owned vehicle market, including marshalling and yard management services. In addition, Axis provides logistics and distribution services in Mexico, as well as vehicle tracking for more than 1.5 million Toyota vehicles annually. Axis sold its interest in a joint venture in Brazil for $3.0 million in April 2002.

2.     Services

      Allied Automotive Group is the largest motor carrier in North America specializing in the transportation of new automobiles, SUV’s and light trucks for all the major domestic and foreign automotive manufacturers. Allied Automotive Group also believes it can increase the number of secondary market vehicles (used automobiles) it delivers by utilizing its large fleet and expansive terminal network to deliver secondary market vehicles on a backhaul basis.

      The Company provides corresponding services to its customers through its Axis Group subsidiary. Axis Group is aggressively pursuing opportunities to provide distribution and support services to customers in the automotive industry and seeks to leverage its proprietary information systems in order to efficiently provide such services. These services include identifying new and innovative distribution methods for customers, providing solutions to improve the management of inventory of new and used vehicles, and providing reconditioning services to the used and remarketed vehicle market. Axis Group has also targeted growth in the secondary markets through expansion of its carrier management services.

      Information regarding revenues, operating profit and total assets of each operating segment of the Company for the fiscal years 2000 through 2002, and information regarding revenues and long-lived assets of the Company attributed to the geographic areas in which the Company conducted business during those fiscal years, is set forth in note 17 of the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

3.     Customer Relationships

      Allied Automotive Group has written multi-year contracts with substantially all of its customers. Allied Automotive Group’s contracts with its customers establish rates for the transportation of vehicles and generally are based upon a fixed rate per vehicle transported and a variable rate for each mile a vehicle is transported including an administrative processing fee. The contracts provide that the rate per vehicle may vary depending on the size and weight of the vehicle and can be terminated by either party upon specified days’ notice. The contracts between Allied Automotive Group and its customers covering approximately 64% of the Company’s 2002 revenues, permit Allied Automotive Group to recover for increases in fuel prices. None of Allied Automotive Group’s contracts with its customers allow it to recover increases in fuel taxes or labor costs unless it is mutually agreed to by Allied Automotive Group and its customers.

      Allied Automotive Group operates under a 36 month contract as to ramp locations and a 39 month contract as to plant locations for Ford vehicles which provides that the Allied Automotive Group is the primary carrier for 22 locations in the United States and 10 Canadian locations. This contract was entered into in September 2002. Each party to the contract has the right to terminate the agreement by location on 75 days’ notice.

      Allied Automotive Group is the primary carrier for 16 locations in the United States and 13 in Canada for DaimlerChrysler under a contract that expires on January 31, 2005. This contract may be terminated by location on 150 days’ notice by either party. Allied Automotive Group has a contract with General Motors which expires in March 2004 and provides that Allied Automotive Group is the primary carrier for 36 locations in the United States and Canada. General Motors does not have the right to re-source business under the terms of the contract. Allied Automotive Group operates under a two-year agreement with Toyota that expires in September 2003. This contract may be terminated by Toyota, by location, on 60 days’ notice.

4.     Proprietary Management Information Systems

      The Company, through its subsidiaries, has made a long-term commitment to utilize technology to serve its customers. Allied Automotive Group’s advanced management information system is a unique centralized, fully integrated information system utilizing a mainframe computer together with client servers. The system is based on a company-wide information database, which allows Allied Automotive Group to quickly respond to customer information requests without having to combine data files from several sources. Updates with respect to vehicle load, dispatch and delivery are immediately available for reporting to customers and for better control and tracking of customer vehicle inventories. Through electronic data interchange (EDI), Allied Automotive Group communicates directly with manufacturers in the process of delivering vehicles and electronically bills and collects from manufacturers. Allied Automotive Group also utilizes EDI to communicate with inspection companies, railroads, port processors, and other carriers.

      Subsidiaries of Allied Automotive Group also utilize the information system to allow them to operate their businesses more efficiently. For example, the information systems of Allied Automotive Group automatically design an optimal load for each Rig, taking into account factors such as the capacity of the Rig, the size of the vehicles, the route, the drop points, applicable weight and height restrictions and the formula for paying drivers. The system also determines the most economical and efficient load sequence and drop sequence for the vehicles to be transported. Axis has developed and utilizes a yard management system and a vehicle track and trace system that includes an estimated time of arrival engine to identify product delivery dates to final dealer destinations.

5.     Management Strategy

      The Company has adopted a performance management strategy which it believes contributes to driver productivity, cargo claim prevention, enhanced efficiency, safety, and the stability of its operations. The

Company’s management strategy and culture is results-driven and designed to enhance employee performance through high standards, accountability, precise metrics, careful selection, and continuous training of new employees, with individual performance goals established for each employee and performance measured regularly through the Company’s management information system. During 2002, the Company made significant changes and additions to its management team which the Company believes has increased the quality and leadership ability of this group.

      More specifically, David Rawden joined Allied Holdings as Senior Vice President in March 2002. Mr. Rawden heads the Company’s newly formed Business Process Engineering Department. Mr. Rawden’s department is devoted to re-engineering core processes throughout the organization to maximize speed and efficiency. Mr. Rawden is also responsible for the Company’s risk management activities, including cargo claims, workers compensation and traffic accidents.

      The Company adopted an Employee Stock Purchase Plan in December 1998 to provide all employees the opportunity to purchase shares of the Company’s common stock, which is intended to provide a strong incentive for employees to achieve the Company’s goals and align the interests of the employees with those of the Company’s shareholders.

6.     Risk Management and Insurance

      Each of the Company’s operating subsidiaries is responsible for defining risks and securing appropriate insurance programs and coverages at cost effective rates for the Company. Allied Automotive Group utilizes third party administrators to administer workers’ compensation, auto and general liability claims. Allied Automotive Group is self-insured for workers’ compensation claims in Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, Massachusetts, Michigan, Missouri, New Jersey, New York, North Carolina, Ohio, South Carolina, Tennessee and Virginia. Liability and workers’ compensation claims are subject to periodic audits by Allied Automotive Group’s commercial insurance carriers. In the United States, Allied Automotive Group currently retains up to $650,000 of liability for each claim for workers’ compensation and up to $500,000 of liability for automobile and general liability, including personal injury and property damage claims. In addition to the $500,000 per occurrence deductible for automobile liability, there is a $1,500,000 aggregate deductible for those claims which exceed the $500,000 per occurrence deductible subject to a $1,000,000 per claim limit. Allied Automotive Group has also applied a $1,000,000 interaggregate limit to the layer from $1,000,000 to $2,000,000. This additional exposure is limited to $1,000,000 in the aggregate, for losses between $1,000,000 and $2,000,000. Allied Automotive Group also retains up to $250,000 of liability for each cargo damage claim and physical damage claim to its owned and leased automobiles and tractor trailer units. In Canada, Allied Automotive Group retains up to CDN $500,000 of liability for each claim for personal injury, property damage or cargo damage. Also, in Canada, there is a CDN $500,000 aggregate limit for losses above CDN $500,000 and losses in excess of CDN $500,000 are limited to CDN $500,000.

      The Company records the estimated cost of the uninsured portion of the claims. The amount recorded is based on management’s evaluation of the nature and severity of claims and estimates of future claim development based on historical trends.

      If Allied Automotive Group were to experience a material increase in the frequency or severity of accidents or workers’ compensation claims or unfavorable developments in existing claims, the Company’s operating results could be adversely affected. The Company formed Haul Insurance Limited in December 1995 as a captive insurance subsidiary to provide reinsurance coverage to its licensed insurance carriers for certain types of losses within the retentions indicated, primarily non-self insured workers’ compensation, automobile liability and general liability, as indicated above. Other coverages are provided by nonrelated primary and reinsurance companies.

7.     Equipment, Maintenance and Fuel

      Allied Automotive Group has historically invested heavily in both new equipment and equipment remanufacture, which have served to increase efficiency and extend the useful life of Rigs. Currently, new 75-foot Rigs cost approximately $150,000 and have a useful life of approximately 15 years when properly maintained and remanufactured. Allied Automotive Group operates approximately 3,800 company-owned Rigs with an average age of 6.8 years based on the original purchase date or the remanufacturing date if the Rig has been remanufactured. The average remaining life of the company-owned Rigs, assuming a total useful life of 15 years, is 6 years.

      During 2002, Allied Automotive Group spent approximately $12.8 million on a fleet remanufacturing program, remanufacturing 10.0% of its owned active fleet. Remanufacturing costs approximately $35,000 per Rig compared to a cost per new Rig of approximately $150,000. In addition, in accordance with the fleet remanufacturing program, Allied replaced engines in approximately 350 Rigs during 2002 at an additional cost of $5.9 million. Allied Automotive Group expects this program to enable the Company to remanufacture approximately 15.0% of its existing active fleet each year.

      All of Allied Automotive Group’s terminals have access to a central parts warehouse through the management information system. The system calculates maximum and minimum parts inventory quantities based upon usage and automatically reorders parts. Minor modifications of equipment are performed at terminal locations. Major modifications involving change in length, configuration or load capacity are performed by the trailer manufacturers.

      In order to reduce fuel costs, Allied Automotive Group purchased approximately 38% of its fuel in bulk in 2002. Also, fuel is purchased by drivers on the road from a few major suppliers that offer competitive discounts and central billing.

8.     Competition

      After the acquisition of certain subsidiaries of Ryder System, Inc. (Ryder) in 1997, Allied Automotive Group became the largest transporter of new vehicles in the United States and Canada. In the years 1997 through 2001 after the Ryder acquisition, Allied Automotive Group lost market share primarily due to increased non-unionized competition. In 2001, Allied Automotive Group’s market share was also impacted by the decision to close four unprofitable terminal locations. In 2002, Allied Automotive Group’s market share was further affected by its decision to exit substantially all business with Nissan in the United States. In recent months, the Company has implemented customer service measures intended to increase customer retention and has implemented an organic growth strategy to capitalize on changes taking place in the automotive distribution industry.

      Automotive manufacturers are making fundamental changes to their vehicle distribution systems in an effort to increase the speed of delivery of finished vehicles to dealers with a goal of reducing inventory and improving the reliability of delivery, including the use of fourth party logistics companies by automotive manufacturers. An example is the relationship between Ford and Autogistics, Inc., a subsidiary of UPS Logistics, whereby Ford has engaged Autogistics to oversee its delivery network. All Ford vehicles in North America are shipped under the direction of Autogistics. In addition, General Motors has formed Vector SCM, a joint venture with CNF, Inc., which is General Motors’ global lead logistics service provider, and DaimlerChrysler has formed Insight, a joint venture with the Union Pacific Railroad. Management of Allied Automotive Group believes that the formation of these joint ventures will provide it with an opportunity to collaborate more directly with logistics professionals. The Company’s aspiration is to increase market share on the basis of superior customer value propositions, and by differentiating itself from its competitors on the basis of its experienced drivers, effective management, productive and service-driven operations, extensive and flexible distribution network, and superior management of risk, particularly in cargo claims, worker injuries and traffic accidents. The Company also desires to differentiate its service based on the speed and reliability of its execution. However, there can be no assurance that the use of fourth party logistics companies by the automotive manufacturer will not have a negative impact on the Allied Automotive Group.

      Major motor carriers specializing in the delivery of new vehicles that are competitors of the Allied Automotive Group include Leaseway, Jack Cooper, Cassens, Hadley and E & L, all of which utilize union labor, and Swift, Wagoneer and Fleet Car, all of which utilize non-union labor. These companies may be able to provide similar services to those provided by Allied Automotive Group at lower costs. The number of motor carriers, as well as the market share represented by motor carriers, utilizing non-union labor has increased, and as a result, these non-union carriers may be able to provide delivery services at a cost to customers that is less than the cost of Allied’s services.

9.     Employees and Owner Operators

      Subsidiaries of the Company have approximately 6,600 employees, including approximately 4,300 drivers, which are employees of Allied Automotive Group. All employee drivers and shop and yard personnel of Allied Automotive Group are currently represented by various labor unions. The majority of the employees of the operating subsidiaries of Allied Automotive Group are covered by the Master Agreement with the International Brotherhood of Teamsters (IBT) which expires on May 31, 2003. The Master Agreement was entered into in June 1999 and provided for an increase of approximately 3% per year in wage and benefits in excess of the prior contract with the IBT.

      The Master Agreement was entered into by the IBT and various companies, including certain operating subsidiaries of Allied Automotive Group and approximately 13 other unionized car-haul companies as members of the National Automobile Transporters Labor Division (the NATLD). Certain operating subsidiaries of Allied Automotive Group and the 13 other car-haul companies were members of the NATLD at the time of execution of the Master Agreement and authorized the NATLD to negotiate and execute the Master Agreement covering all of the respective terminals and operations of the participants in this multi-employer, multi-union bargaining unit. In December 2001, Allied Automotive Group provided notice of its withdrawal from the NATLD, which took effect on March 22, 2002 in order to establish an opportunity to negotiate on a more direct basis with the IBT. Certain operating subsidiaries of Allied Automotive Group remain subject to the terms of the Master Agreement but are not members of the NATLD.

      Direct negotiations with the IBT for a new agreement officially began on March 3, 2003. The NATLD is also in the process of renegotiating its contract with the IBT. Certain operating subsidiaries of Allied Automotive Group seek in the negotiation to continue their relationship with the IBT on terms that are agreeable to union members and provide the companies with the ability to continue to successfully compete in an industry which has recently had an increase in the amount of business handled by non-union car haul companies. Failure to negotiate a new Master Agreement on such terms could have a material adverse impact on the Company.

      The compensation and benefits paid by Allied Automotive Group to union employees are established by union contracts. There can be no assurance that negotiation of new union contracts as the current contracts expire will not result in increased labor costs to the Company or work stoppages, which could have a material adverse effect on the Company. Subsidiaries of Allied Automotive Group also utilize approximately 600 owner-operators, with approximately 150 of these owner-operators driving exclusively from terminals in Canada for Allied Systems (Canada) Company, a subsidiary of Allied Automotive Group, and approximately 450 driving exclusively from terminals in the United States. The owner-operators are either paid a percentage of the revenues they generate or receive normal driver pay plus a truck allowance.

10.     Regulation

      Certain subsidiaries of the Company are regulated in the United States by the United States Department of Transportation (DOT) and various state agencies, and in Canada by the National Transportation Agency of Canada and various provincial transport boards. Truck and trailer length, height, width, maximum weight capacity and other specifications are regulated federally in the United States, as well as by individual states and provinces. In recent years, the automotive manufacturers have increased the percentage of vehicles that are light trucks and SUV’s as well as increased the size and weight of many vehicles, as a result, and because of the regulations on truck and trailer length, height, width, and maximum weight capacity, the number of vehicles Allied Automotive Group delivers per load has decreased. Allied Automotive Group successfully negotiated rate increases on most of its SUV and light truck business in 1999 to account for this reduction in the number of deliveries per load. Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. The DOT also regulates certain safety features incorporated in the design of Rigs. The motor carrier transportation industry is also subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating policies or influencing the demand for, and the cost of providing, services to shippers. While the Company believes it is in material compliance with these various regulatory requirements, any failure to so comply, as well as any changes in the regulation of the industry through legislative, judicial, administrative or other action, could have a material adverse effect on the Company.

      In addition, Allied Automotive Group’s terminal operations are subject to environmental laws and regulations enforced by federal, state, provincial, and local agencies, including those related to the treatment, storage and disposal of wastes, and those related to the storage and handling of lubricants. Allied Automotive Group maintains regular ongoing testing programs for those underground storage tanks (USTs) located at its terminals for compliance with environmental laws and regulations.

11.     Revenue Variability

      The Company’s revenues are variable and can be impacted by sudden unexpected changes in original equipment manufacturer (“OEM”), production levels or unanticipated changes in product type or configuration. In addition, the Company’s revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models which are shipped to dealers during those periods, and the higher spring and early summer sales of automobiles, light trucks and SUV’s. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled plant shutdowns.

12.     Risk Factors

      The Company’s future financial condition and results of operations are subject to a number of risks and uncertainties, including those set forth below and in other sections of this Annual Report on Form 10-K.

     Substantial Leverage

      The Company has consolidated indebtedness which is substantial in relation to its stockholders’ equity. As of December 31, 2002, the Company had total long-term debt of approximately $248.5 million (excluding approximately $129.5 million of trade payables and other accrued liabilities) and stockholders’ equity of approximately $10.3 million. In addition, the Company has additional borrowings available under its revolving credit facility which is discussed in the notes to the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The Company’s leveraged financial position exposes it to the risk of increased interest rates, may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and may make the Company more vulnerable to economic downturns and limit its ability to withstand competitive pressures.

      The Company’s debt instruments contain a number of affirmative, negative, and financial covenants, which limit the ability of the Company to, among other things, incur debt, incur liens, make investments, make dividend or other distributions or enter into a merger or consolidation transaction. As of December 31, 2002, the Company was in compliance with the terms of its various long-term debt covenants. There can be no assurance, however, that the Company will be able to comply with its debt covenants in the future or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants on commercially reasonable terms, if at all.

      The Company will need to use a large portion of its future earnings to pay principal and interest on its substantial debt obligations, which will reduce the amount of money available for use in its operations, capital reinvestment, or for responding to potential business opportunities as they arise. The ability of the Company to generate the cash necessary to service its debt is subject to a number of external factors beyond its control, and there can be no assurance that the Company will be able to generate sufficient cash through its operations to enable it to meet its obligations. If the Company does not generate enough cash to enable it to meet its debt obligations, it may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or financing its debt or seeking additional equity capital. There can be no assurance that any of these actions could be effected on commercially reasonable terms, if at all, and the terms of existing or future indebtedness may restrict the Company from adopting any of these alternatives.

      Any failure of the Company to comply with the covenants contained in its debt instruments, if not waived, or to adequately service its debt obligations, could result in a default under its debt instruments. If a default occurs under any of the Company’s debt instruments, the lenders thereunder may elect to declare all borrowings outstanding, together with interest and other fees, to be immediately due and payable. Borrowings under the Company’s credit facility are collateralized with the assets of the Company and certain of its subsidiaries. If the Company were unable to repay any borrowing under its credit facility when due, the lenders thereunder would have the right to proceed against the collateral granted to them to secure the debt. Any default under the Company’s debt instruments, particularly any default that resulted in acceleration of indebtedness or foreclosure on collateral, would have a material adverse effect on the Company.

     Labor Matters

      Certain subsidiaries of the Company, along with certain competitors of the Company, which utilize union labor and are engaged in the car-haul business, are parties to the Master Agreement with the IBT. As a result of being a party to the Master Agreement along with these other entities, the Company may not have exclusive control over issues relating to bargaining with the IBT upon expiration of the Master Agreement. The Master Agreement expires May 31, 2003. Negotiation of a new contract with the IBT has begun and Allied is attempting to negotiate a contract between the Company and the IBT, exclusive of any other car-haul companies utilizing union labor. There can be no assurance that negotiation of a new contract upon expiration of the current Master Agreement will not result in increased labor costs to the Company, or that such contracts can be negotiated without work stoppages, either of which could have a material adverse effect on the Company.

     Increases in Fuel Prices

      Fuel is a major expense incident to the transportation of automotive vehicles, and the cost and availability of fuel are subject to economic and political factors and events, which the Company can neither control nor accurately predict. The current unrest in Venezuela, for example, has significantly increased the Company’s fuel costs. Similarly, the involvement by the United States in an armed conflict in the Middle East may increase fuel prices, which could have a material adverse effect on the Company. The Company attempts to minimize the effect of fuel price fluctuations by periodically purchasing fuel in advance, but there can be no assurance that such activity will effectively manage the Company’s exposure. In addition, the Company has negotiated fuel surcharges with customers representing approximately 64% of the Company’s customers, which enables it to pass on fuel costs to such customers. Nevertheless, the Company’s remaining customers are not subject to a specific fuel surcharge, and there can be no assurance that the Company will be able to continue to impose fuel surcharges on its customers. In addition, the customer fuel surcharges typically reset at the beginning of each quarter based on the fuel prices from the previous quarter. Therefore, there is a one-quarter lag between the time fuel prices change and the adjustment to the fuel surcharge. Higher fuel prices resulting from fuel shortages or other factors could materially and adversely affect the Company if the Company is unable to pass on the full amount of fuel price increases to its customers through fuel surcharges or higher rates. In addition, higher fuel prices, even if passed on to customers, or a shortage of supply, could have a detrimental effect on the automotive transportation industry and the business of the Company in general.

     Dependence on Automotive Industry

      The automotive transportation industry is dependent upon the volume of new automobiles and light trucks manufactured, imported and sold. The automotive industry is highly cyclical, and the demand for new automobiles and light trucks is directly affected by such external factors as general economic conditions in the United States, unemployment, consumer confidence, federal policies, the possibility of war, terrorist activities, and the availability of affordable new car financing. As a result, the Company’s results of operations are adversely affected by cyclical downturns in the general economy or in the automotive industry and by consumer preferences in purchasing new automobiles, SUV’s, and light trucks. Inventories of new vehicles in the first quarter of 2003 are currently significantly higher than the 2002 levels and sales of new vehicles in the first quarter of 2003 are lower than the 2002 levels. As a result, automotive manufacturers have recently announced reductions in new vehicle production in the second quarter of 2003 compared to the second quarter of 2002. A significant decline in the volume of automobiles, SUV’s, and light trucks manufactured as well as sold in North America could similarly have a material adverse effect on the Company.

     Self Insurance Claims

      An increase in the number or severity of accidents, stolen equipment, or other loss events over those anticipated could have a materially adverse effect on the Company’s profitability as the Company is self-insured for a significant portion of its risks. In addition, the insurance market is contracting and it is becoming increasingly more difficult to obtain insurance coverage. While the Company currently has insurance coverage, there can be no more assurance that the Company will be able to obtain insurance coverage in the future or obtain coverage at competitive premium rates.

     Dependence on Major Customers

      Allied Automotive Group’s business is highly dependent upon General Motors, Ford, DaimlerChrysler, Toyota and Honda, its largest customers. The Company operates under written contracts with General Motors, UPS Autogistics, Inc. on behalf of Ford, DaimlerChrysler, Toyota and Honda. The contracts with UPS Autogistics, DaimlerChrysler and Toyota can be terminated by location for any reason or no reason based on 60 to 150 days’ notice. Although Allied Automotive Group believes that its relationships with these customers is mutually satisfactory, there can be no assurance that these relationships will not be terminated in whole or in part in the future. Furthermore, automotive manufacturers are relying increasingly on fourth party logistics companies and re-engineering vehicle delivery practices, which could result in a reduction of services provided by the Company for some or all of its major customers. A significant reduction in the production by these manufacturers or the loss of General Motors, UPS Autogistics, DaimlerChrysler, Toyota or Honda as a customer, or a significant reduction in the services provided for any of these customers by Allied Automotive Group would have a material adverse effect upon the Company.

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

     Foreign Operations

      Although the majority of the Company’s operations are in the United States, the Company derives a portion of its revenues and earnings from operations in foreign countries, primarily Canada. The risks of doing business in foreign countries include potential adverse changes in the political policies of foreign governments and diplomatic relations of foreign countries with the United States, hostility from local populations, adverse effects of currency exchange controls, deterioration of foreign economic conditions, currency fluctuations, foreign exchange restrictions and changes in taxation structure. Due to the foregoing risks, any of which, if realized, could have a material adverse effect on the Company, the Company believes that its business activities outside of the United States involve a higher degree of risk than its domestic activities.

     Dependence on Key Personnel

      The success of the Company is dependent upon its senior management team, as well as its ability to attract and retain qualified personnel. The Company’s credit facility provides that the facility may be terminated in the event Hugh E. Sawyer ceases to be involved in the day to day operation of the Company, unless a successor reasonably acceptable to the lenders is appointed within 90 days of his cessation of involvement with the Company. There is no assurance that the Company will be able to retain its existing senior management or to attract additional qualified personnel.

13.     Industry Overview

      The following table summarizes historic new vehicle production and sales in the United States and Canada, the primary sources of the Company’s revenues:

			2002		2001
			vs.		vs.
			2001		2000
	2002	2001	Change	2000	Change

New Vehicle Production (in millions of units)
United States:
Big Three*	9.3	8.7	6.9%	9.9	(12.1)%
Other	2.7	2.5	8.0%	2.5	0.0%

Total	12.0	11.2	7.1%	12.4	(9.7)%

Canada:
Big Three*	2.0	1.9	5.3%	2.3	(17.4)%
Other	0.6	0.6	0.0%	0.6	0.0%

Total	2.6	2.5	4.0%	2.9	(13.8)%

New Vehicle Sales (in millions of units) United States:
Big Three*	11.1	11.6	(4.3)%	12.1	(4.1)%
Import	2.7	2.5	8.0%	2.3	8.7%
Transplant	3.0	3.0	0.0%	2.9	3.4%

Total	16.8	17.1	(1.8)%	17.3	(1.2)%

Canada:
Big Three*	1.3	1.1	18.2%	1.1	0.0%
Other	0.4	0.5	(20.0)%	0.4	25.0%

Total	1.7	1.6	6.25%	1.5	6.7%

*	Represents General Motors Corporation, Ford Motor Company and DaimlerChrysler Corporation.

Source: DRI-WEFA

      Domestic automotive manufacturing plants are typically dedicated to manufacturing a particular model or models. Vehicles destined for dealers within a radius of approximately 250 miles from the plant are usually shipped by Rigs. The remaining vehicles are shipped by rail to rail ramps throughout the United States and Canada where trucking companies handle final delivery to dealers. The rail or truck carrier is responsible for loading the vehicles on railcars or trailers and for any damages incurred while the vehicles are in the carrier’s custody. Automobiles manufactured in Europe and Asia are shipped into the United States and Canada and usually are delivered directly to dealers from seaports by truck or shipped by rail to rail ramps and delivered by trucks to dealers. Vehicles transported by ship are normally prepared for delivery in port processing centers, which involves cleaning and may involve installing accessories. The port processor releases the vehicles to the carrier which loads the vehicles and delivers them to a rail ramp or directly to dealers.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains, and from time to time the Company and its officers, directors, or employees may make other forward-looking statements, including statements regarding, among other items, (i) the Company’s strategy, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company’s management information systems, (iv) the Company’s remanufacturing program, (v) the Company’s efforts to reduce costs, (vi) the adequacy of the Company’s sources of cash to finance its current and future operations and (vii) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “seek,” “expect,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from historical results or results expressed or implied by such forward-looking statements are the following: economic recessions or downturns in new vehicle production or sales; war in the Middle East; increases in the cost and availability of fuel; the highly competitive nature of the automotive distribution industry; dependence on the automotive industry; the impact of recent price increases implemented by the Company on the Company’s market share; loss or reduction of revenues generated by the Company’s major customers or the loss of any such customers; the variability of OEM production and seasonality of the automotive distribution industry; the Company’s highly leveraged financial position; the ability of the Company to negotiate its IBT contract on terms favorable to the Company; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; increased frequency and severity of work related accidents and workers’ compensation claims; availability of appropriate insurance coverages; increased expenses due to layoffs of employees; changes in regulatory requirements which are applicable to the Company’s business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; risks associated with doing business in foreign countries; and other risk factors set forth from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to, this Annual Report on Form 10-K. Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Annual Report or in any statement referencing the risk factors and other cautionary statements set forth in this Annual Report.

Item 2.     Properties

      The Company’s executive offices are located in Decatur, Georgia, a suburb of Atlanta. The Company leases approximately 92,000 square feet of space for its executive offices, which the Company believes is sufficient to permit the Company to conduct its operations. The Company operates from 88 terminals throughout the United States and Canada, which are located at or near manufacturing plants, ports, and railway terminals. The Company currently owns 21 of its terminals and leases the remainder of its facilities. Most of the leased facilities are leased on a year to year basis from railroads at rents that are not individually material to the Company.

      During the 1990’s, changes in governmental regulations have gradually permitted the lengthening of Rigs from 55 to 75 feet. Allied Automotive Group has worked closely with manufacturers to develop specialized equipment to meet the specific needs of manufacturers. Allied Automotive Group’s Rigs are substantially maintained at 43 Allied garages located throughout the United States and Canada by approximately 575 Allied maintenance personnel, including supervisors. These shops are located in 21 facilities owned by Allied Automotive Group and 22 facilities leased by Allied Automotive Group. Rigs are scheduled for regular preventive maintenance inspections. Each shop is equipped to handle repairs resulting from inspection or driver write up, including repairs to electrical systems, air conditioners, suspension, hydraulic systems, cooling systems, and minor engine repairs. Major engine overhaul and engine replacement are performed by outside vendors. The trend has been to use engine suppliers’ outlets for engine repairs due to the long-term warranties obtained by Allied Automotive Group.

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

      Gateway Development & Manufacturing, Inc. v. Commercial Carriers, Inc., et al., Index No. 1997/8920 (the “Gateway Case”) and Commercial Carriers, Inc. v. Gateway Development & Manufacturing, Inc., et al. (the “CCI Case”), Index No. I 2000/8184. The claims at issue in both the Gateway Case and the CCI Case center around the contention that the Company breached legal duties with respect to a failed business transaction involving Gateway Development & Manufacturing, Inc., Ryder Truck Rental, Inc. and Ryder System, Inc. In the Gateway Case, the Company sought and received summary judgment in its favor on the sole claim (for tortious interference with contract) asserted against it by Gateway Development & Manufacturing, Inc., but that ruling was reversed on appeal. While the appellate court held that summary judgment in favor of the Company was premature, the Company will be permitted to raise at trial and/or further dispositive motions the substantive arguments upon which its initial summary judgment motion was based. Subsequent to its summary judgment ruling, the trial court permitted the filing and service of cross-claims against the Company by the other defendants in that action. In the CCI Case, the Company has accepted service of a separate complaint asserting claims against the Company by the other defendants in the Gateway Case. It is anticipated that the claims asserted in both the Gateway Case and the CCI Case will be resolved in a unified proceeding. With respect to the entirety of this litigation, the Company intends to continue its vigorous defense against the claims asserted against it, as management believes all of those claims are without merit. While the ultimate results of this litigation cannot be predicted, if this litigation is resolved in a manner that is adverse to the Company, it could have a material adverse effect on the Company’s consolidated financial position or results of operations.

      Ryder Systems, Inc. v. Allied Holdings, Inc., AH Acquisition Corp. and Allied Automotive Group, Inc., Case No. 01-3553-CIV-MARRA in the United States District Court for the Southern District of Florida, relates to the Company’s August 1997 stock acquisition of certain businesses formerly owned by Ryder, and the respective responsibilities of Ryder and Allied for certain third-party injury claims associated with the acquired businesses. Ryder’s original complaint was filed on August 16, 2001. In response, the Company moved to dismiss, and the court granted that motion with leave for Ryder to amend its complaint. On December 26, 2001, Ryder timely filed its amended complaint. Following the dismissal with prejudice of one of the counts asserted by Ryder in its amended complaint, Ryder filed, on or about August 1, 2002, a Second Amended Complaint. Ryder’s five-count Second Amended Complaint alleges, in Count one, that the Company breached its agreement with Ryder by failing to undertake certain actions (including posting letters of credit and bonds) to substitute the Company for Ryder under an insurance policy covering third-party claims and with various state agencies that regulate matters such as self-insured workers’ compensation. In Counts two and three, the Second Amended Complaint alleges that if these obligations are not required by contract, the legal doctrines of promissory estoppel and negligent misrepresentation created them. In Count four, the Second Amended Complaint seeks a declaration that the Company is required to undertake these actions. In Count five, Ryder seeks a declaration that the Company is obligated to take certain steps to transfer from Ryder to the Company the ownership and administrative responsibility for two pension plans. The Company has filed a motion for summary judgment on all counts, which motion is currently pending. The Company intends to continue its vigorous defense against the claims asserted against it, and management believes all of those claims are without merit. The Company has also raised several counterclaims. The ultimate results of this litigation cannot be predicted. However, if Ryder prevails on its claims and the court orders the Company to substitute itself for Ryder by, among other things, posting substantial letters of credit, it could have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Executive Officers of the Registrant

      The following table sets forth certain information regarding the executive officers of the Company and certain of its subsidiaries:

Name	Age	Title

Robert J. Rutland	61	Chairman and Director
Hugh E. Sawyer	49	President, Chief Executive Officer, and Director
Guy W. Rutland, IV	39	Senior Vice President of Chaplaincy and Performance Management and Director
Daniel H. Popky	38	Senior Vice President and Chief Financial Officer
Thomas M. Duffy	42	Senior Vice President, General Counsel and Secretary
David A. Rawden	45	Senior Vice President, Business Process Engineering

      Mr. Rutland has been Chairman of the Company since 1995, and served as Chairman and Chief Executive Officer of the Company from February 2001 to June 2001. Mr. Rutland served as Chairman from December 1995 to December 1999. Mr. Rutland was the President and Chief Executive Officer of the Company from 1986 to December 1995. Prior to October 1993, Mr. Rutland was Chief Executive Officer of each of the Company’s subsidiaries.

      Mr. Sawyer has been President and Chief Executive Officer of the Company since June 2001. Mr. Sawyer served as President and Chief Executive Officer of Aegis Communications Corp. from April 2000 to June 2001. Mr. Sawyer served briefly as President of Allied Automotive Group, Inc., a subsidiary of the Company, from January 2000 to April 2000. Mr. Sawyer was President and Chief Executive Officer of National Linen Service, a subsidiary of National Service Industries, Inc. from 1996 to 2000, and President of Wells Fargo Armored Service Corp., a subsidiary of Borg-Warner Corp., from 1988 to 1995.

      Guy W. Rutland IV has been Senior Vice President of Chaplaincy and Performance Management since July 2001. Mr. Rutland was Executive Vice President and Chief Operating Officer of Allied Automotive Group from February 2001 to July 2001. Mr. Rutland was Senior Vice President — Operations of Allied Automotive Group from November 1997 to February 2001. Mr. Rutland was Vice President — Reengineering Core Team of Allied Automotive Group from November 1996 to November 1997. From January 1996 to November 1996, Mr. Rutland was Assistant Vice President of the Central and Southeast Region of Operations for Allied Systems, Ltd. From March 1995 to January 1996, Mr. Rutland was Assistant Vice President of the Central Division of Operations for Allied Systems, Ltd. From June 1994 to March 1995, Mr. Rutland was Assistant Vice President of the Eastern Division of Operations for Allied Systems, Ltd. From 1993 to June 1994 Mr. Rutland was assigned to special projects with an assignment in Industrial Relations/Labor Department and from 1988 to 1993, Mr. Rutland was Director of Performance Management.

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

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company began trading its common stock on the American Stock Exchange (“AMEX”) under the symbol AHI, effective April 8, 2002. The Company’s common stock was listed on the New York Stock Exchange (“NYSE”) from March 3, 1998 until the change to the AMEX. The common stock began trading on September 29, 1993 on the Nasdaq Stock Market until March 3, 1998. Prior to September 29, 1993, there had been no established public trading market for the common stock.

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

      The following table sets forth the high and low per share sales price of the Company’s common stock for the periods indicated, as reported by the NYSE until April 7, 2002, and as reported by the AMEX from April 8, 2002.

	Year Ended December 31,

	2002		2001

Period:	High	Low	High	Low

First Quarter	$5.20	$2.10	$4.50	$2.70
Second Quarter	$5.78	$4.55	$2.94	$2.21
Third Quarter	$4.85	$2.50	$2.60	$1.18
Fourth Quarter	$3.70	$2.46	$2.70	$1.00

      As of March 3, 2003, there were approximately 2,500 holders of record of the Company’s common stock. The Company has paid no cash dividends in the last two years.

      The Company is a party to a credit facility with a syndicate of lenders, as well as certain 8 5/8% Senior Notes maturing in 2007, each of which contains covenants restricting the payment of dividends on the Company’s common stock. See “Item 7 — Management’s Discussions and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      Equity Compensation Plan Information:

			Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for Future
	to be Issued Upon Exercise	Exercise Price of	Issuance Under Equity
Plan Category	of Outstanding Options	Outstanding Options	Compensation Plans

Equity compensation plans approved by security holders(1)	1,612,300	$3.45	401,526 (2)
Equity compensation plans not approved by security holders	0	0	0

Total	1,612,300	$3.45	401,526

(1)	Consists of the Company’s 1993 Long-Term Incentive Plan as adopted in 1993, amended in 2000 and amended and restated in 2001. For a description of the Company’s equity compensation plan, see note 18 of the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Includes the Company’s Employee Stock Purchase Plan, which has 144,768 shares available for future issuance.

Item 6.	Selected Consolidated Financial Data

      The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2002 are derived from the Company’s Consolidated Financial Statements. The Consolidated Financial Statements for each of the four years in the period ended December 31, 2001 have been audited by Arthur Andersen LLP, independent public accountants. The Consolidated Financial Statements for the year ended December 31, 2002 have been audited by KPMG LLP. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto.

	Year Ended December 31,
	(In thousands except per share amounts)

	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenues	$898,060	$896,767	$1,069,154	$1,081,309	$1,026,799

Operating expenses:
Salaries, wages and fringe benefits	483,545	515,916	584,527	585,380	547,780
Operating supplies and expenses	138,542	149,111	189,136	185,541	169,498
Purchased transportation	99,109	97,756	104,545	103,967	109,884
Insurance and claims	43,500	50,837	47,736	48,252	40,339
Operating taxes and licenses	33,583	33,262	39,389	41,288	40,779
Depreciation and amortization	54,880	60,358	60,884	58,019	53,295
Rents	6,342	6,813	8,570	8,974	10,072
Communications and utilities	6,419	7,022	7,333	9,060	9,341
Other operating expenses	10,384	16,126	13,826	10,317	8,711
Loss (gain) on sale of operating assets	748	(2,725)	1,340	628	(1,250)

Total operating expenses	877,052	934,476	1,057,286	1,051,426	988,449

Operating income (loss)	21,008	(37,709)	11,868	29,883	38,350

	Year Ended December 31,
	(In thousands except per share amounts)

	2002	2001	2000	1999	1998

Other income (expense):
Equity in earnings (loss) of joint ventures, net of tax	0	4,072	5,066	1,733	(470)
Gain on sale of joint ventures	0	16,230	0	0	0
Writedown of joint venture	0	(10,042)	0	0	0
Interest expense	(30,627)	(37,574)	(33,813)	(32,001)	(26,146)
Interest income	2,463	3,874	5,509	2,112	3,270
Gain on early extinguishment of debt	2,750	0	0	0	0
Other, net	157	360	0	0	0

	(25,571)	(23,080)	(23,238)	(28,156)	(23,346)

(Loss) income before income taxes and cumulative effect of change in accounting principle	(4,563)	(60,789)	(11,370)	1,727	15,004
Income tax benefit (provision)	1,129	21,293	5,069	(178)	(6,527)

(Loss) income before cumulative effect of change in accounting principle	(3,434)	(39,496)	(6,301)	1,549	8,477
Cumulative effect of change in accounting principle, net of tax	(4,092)	0	0	0	0

Net (loss) income	$(7,526)	$(39,496)	$(6,301)	$1,549	$8,477

Net (loss) income per share — basic	$(0.91)	$(4.86)	$(0.79)	$0.20	$1.09
Net (loss) income per share — diluted	$(0.91)	$(4.86)	$(0.79)	$0.20	$1.08
Weighted average common shares outstanding — basic	8,301	8,128	7,946	7,810	7,747
Weighted average common shares outstanding — diluted	8,301	8,128	7,946	7,851	7,846
Balance Sheet Data:
Current assets	$203,079	$208,014	$213,492	$225,617	$195,759
Current liabilities	140,251	129,532	125,571	128,771	145,730
Total assets	485,508	537,104	610,539	649,920	621,627
Long-term debt & capital lease obligations, less current portion	237,690	286,533	324,876	330,101	291,096
Stockholders’ equity	10,314	17,997	59,141	66,914	62,853
Reconciliation of Operating Income to Adjusted EBITDA*:
Operating income (loss)	$21,008	$(37,709)	$11,868	$29,883	$38,350
Loss (gain) on disposal of operating assets	748	(2,725)	1,340	628	(1,250)
Depreciation and amortization	54,880	60,358	60,884	58,019	53,295

Adjusted EBITDA	$76,636	$19,924	$74,092	$88,530	$90,395

*	Adjusted EBITDA includes earnings before interest, taxes, depreciation and amortization and gains and losses on disposal of assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The Company, through its subsidiaries, generates revenues providing services to the automotive industry. Allied Automotive Group is the largest motor carrier in North America specializing in the transportation of new automobiles, light trucks and SUV’s for all of the major domestic and foreign automotive manufacturers. Revenues increased $1.3 million in 2002 to $898.1 million from $896.8 million in 2001, and the net loss was reduced to $7.5 million in 2002 from $39.5 million in 2001. The significant reduction in the net loss was due to the execution of the Company’s turnaround initiatives related to increased pricing, improved revenue quality, productivity and the continued elimination of non-contributing expenses and assets.

      The following table sets forth the percentage relationship of expense items to revenues for the periods indicated:

	Year Ended December 31,

	2002	2001	2000

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and fringe benefits	53.9	57.5	54.7
Operating supplies and expenses	15.5	16.6	17.7
Purchased transportation	11.0	10.9	9.8
Insurance and claims	4.9	5.7	4.5
Operating taxes and licenses	3.7	3.7	3.7
Depreciation and amortization	6.1	6.7	5.7
Rents	0.7	0.8	0.8
Communications and utilities	0.7	0.8	0.7
Other operating expenses	1.1	1.8	1.2
Loss (gain) on sale of operating assets	0.1	(0.3)	0.1

Total operating expenses	97.7	104.2	98.9

Operating (loss) income	2.3	(4.2)	1.1

Other income (expense):
Equity in earnings of joint ventures, net of tax	0.0	0.5	0.5
Gain on sale of joint ventures	0.0	1.8	0
Writedown of joint venture	0.0	(1.1)	0
Interest expense	(3.4)	(4.2)	(3.2)
Interest income	0.3	0.4	0.5
Gain on early extinguishment of debt	0.3	0.0	0.0
Other, net	(0.0)	0.0	0.0

	(2.8)	(2.6)	(2.2)

Loss before income taxes and cumulative effect of change in accounting principle	(0.5)	(6.8)	(1.1)

Income tax benefit (provision)	0.1	2.4	0.5

Loss before cumulative effect of change in accounting principle	(0.4)	(4.4)	(0.6)
Cumulative effect of change in accounting principle, net of tax	(0.4)	0.0	0.0

Net (loss) income	0.8%	(4.4)%	(0.6)%

     2002 Compared to 2001

      Revenues were $898.1 million in 2002 versus revenues of $896.8 in 2001, an increase of $1.3 million, or 0.1%. The Company recorded a net loss of $7.5 million in 2002 compared to a net loss of $39.5 million in 2001, an improvement of $32.0 million, or 81.0%. Basic and diluted loss per share for 2002 was $0.91, versus basic and diluted loss per share of $4.86 in 2001.

      The increase in revenues was primarily the result of the price increase implemented in the fall of 2001, which was partially offset by a decline in the number of vehicles delivered. Revenue per vehicle delivered increased from $90.14 in 2001 to $92.41 in 2002, a 2.5% increase. Total vehicle deliveries declined by 2.5% in 2002 versus 2001 while new vehicle production in the United States and Canada increased 6.6%. Allied Automotive Group vehicle deliveries declined versus an increase in production primarily due to the closing of unprofitable terminal locations by the Company in 2001 and in 2002, combined with a drop in market share. During the fourth quarter of 2002, Allied Automotive Group reached a strategic decision to exit substantially all business with Nissan in the United States. Allied Automotive Group’s Nissan business in the United States generated approximately $25.0 million in revenues during 2002. Allied Automotive Group confirmed that Nissan would have required rate reductions in 2003 and Allied Automotive Group was not prepared to grant price concessions. These declines were offset by organic growth within the Allied Automotive Group as a result of aggressively pursuing profitable business in those locations considered to optimize its network of terminals and fleet operations.

      During the first quarter of 2003, the Company amended its Credit Facility agreement to adjust two financial covenants: the minimum consolidated EBITDA covenant as defined in the Credit Facility, (“Covenant EBITDA”), and the maximum fixed charges coverage ratio. These financial covenants were amended by the Company and its lenders due to the potential adverse financial impact from external factors in 2003 including, but not limited to, general economic conditions in the United States, consumer confidence and the war with Iraq. See additional discussion of the terms and conditions of the amendment to the Credit Facility under the caption “Financial Condition, Liquidity and Capital Resources” of this section.

      The net loss for 2002 included a $1.7 million after-tax gain on the early extinguishment of the Company’s subordinated notes and a $4.1 million after-tax charge related to the impairment of goodwill at the Company’s Axis Group subsidiary. The impairment charge resulted from the Company’s adoption of SFAS 142 as described below.

      For 2002, adjusted EBITDA was $76.6 million versus $19.9 million for 2001. The significant improvement in adjusted EBITDA was due primarily to the ongoing execution of the Company’s turnaround initiatives related to improved revenue quality, driver productivity, workforce reductions, the elimination of non-contributory expenses and assets, reductions in traffic accidents, and improvement in workers compensation claims and cargo claims expenses.

      The following is a discussion of the changes in the Company’s major expense categories:

      Salaries, wages and fringe benefits decreased from 57.5% of revenues in 2001 to 53.9% of revenues in 2002. The decrease was due primarily to continued productivity and efficiency improvements implemented as part of the Company’s turnaround initiatives. These productivity and efficiency improvements included a better day-to-day management of the Company’s labor needs for drivers. The Master Agreement with the IBT allows for temporary layoffs of the driver workforce based on driver requirements. Failure to negotiate a new Master Agreement with the IBT upon the May 31, 2003 expiration of the current agreement without a work stoppage or without material increases in labor costs could have a material adverse effect on the Company. In addition, the Company incurred $9.2 million of workforce reduction expenses in 2001 compared to $2.3 million of such expenses in 2002. The workforce reduction expense was part of the Company’s turnaround initiatives.

      In connection with the driver workforce, on March 24, 2003 the Company successfully negotiated the renewal of its contract with its employees represented by the Teamsters Union in Eastern Canada. Allied Systems (Canada) Company and the Teamsters Union in Eastern Canada have been operating under a contract that expired on October 31, 2002. The new contract, which was ratified by the Teamsters in Eastern

Canada on March 23, 2003, will expire on October 31, 2005. The contract covers the drivers, mechanics and yard personnel represented by the Teamsters Union in the provinces of Ontario and Quebec, and represents approximately 70% of the Company’s employees in Canada.

      Economic provisions of the new agreement include a wage freeze for the first two years of the agreement and a freeze on the current health and welfare contributions of Allied Systems (Canada) Company during the three-year term of the agreement. Allied Systems (Canada) Company has also agreed to increase pension contributions in each year of the agreement and to increase wages two percent effective November 1, 2004 and an additional one percent effective May 1, 2005. The additional pension contributions will increase costs approximately $100,000 or 0.2 percent in year one of the agreement, and approximately $280,000 or 0.6 percent in year two of the agreement. The wage and pension increases in year three of the agreement will increase costs approximately $1.6 million or 3.2 percent of costs. As noted previously, the Company’s Master Agreement with the IBT in the United States expires on May 31, 2003. In the event that the IBT and the Company negotiate a new agreement and agree to wage increases in the first two years of a new contract, the Company’s new agreement in Canada also provides that the wages in each of the first two years will be increased by an amount equivalent to the negotiated percentage increases in the United States.

      Operating supplies and expenses decreased from 16.6% of revenues in 2001 to 15.5% of revenues in 2002. The decrease was due primarily to a reduction in the maintenance costs of Rigs in service. The decreased maintenance costs are a result of the Company operating approximately 8.0% fewer Rigs in 2002 as well as improved efficiency in its field operations, including 46 dedicated garage operations managed by the Company. These efforts are consistent with the Company’s turnaround initiatives.

      Purchased transportation increased from 10.9% of revenues in 2001 to 11.0% of revenues in 2002. The increase in 2002 over 2001 was due primarily to a shift in the mix of owner-operators versus company drivers and an increase in business at locations where owner-operators are utilized for vehicle deliveries. All costs for owner operators are included in purchased transportation expense.

      Insurance and claims expense decreased from 5.7% of revenues in 2001 to 4.9% of revenues in 2002. The decrease was primarily a result of lower cargo claims experienced on shipping vehicles as well as a reduction in auto liability claims costs. The number of vehicles damaged in transit declined approximately 15% in 2002 versus 2001 and the number of traffic accidents per million miles driven declined approximately 30.1% in 2002 versus 2001. The Company is aggressively managing these costs as part of its on-going turnaround initiatives.

      Depreciation and amortization expense decreased from 6.7% of revenues in 2001 to 6.1% of revenues in 2002. The decrease is due primarily to the sale of non-performing assets during 2001 and lower capital spending in 2001 and 2002 compared to depreciation expense. The Company has instituted a Rig manufacturing program to remanufacture existing owned Rigs rather than purchasing new Rigs. Remanufacturing existing Rigs requires less capital spending than purchasing new Rigs. The first phase of the program began in 2002 and is expected to continue through 2004 at an approximate total capital investment of $75 to $85 million for the remanufacturing of approximately 1,500 Rigs over the three-year period. As of December 31, 2002 approximately 350 Rigs were remanufactured and approximately 350 engines were replaced in tractors. The remaining decrease is due to the reduction of amortization expense resulting from the Company’s adoption of SFAS No. 142, Goodwill and Other Intangibles, which became effective January 1, 2002. During 2001, the Company recorded $3.5 million of amortization expense related to goodwill. The overall decrease in depreciation and amortization was offset by a charge of $2.1 million to accelerate the depreciation on Rigs that were recently idled.

      Other operating expenses decreased from 1.8% of revenues in 2001 to 1.1% of revenues in 2002. The decrease was due primarily to lower professional fees for consultants. During 2001, the Company engaged outside consultants, including Jay Alix & Associates, to aid in the planning and analysis of its turnaround initiatives and the refinancing of its revolving credit facility and subordinated debt, which was completed in 2002.

      Gain/loss on disposition of assets decreased from a gain of $2.7 million in 2001 to a loss of $748,000 in 2002. As part of the Company’s turnaround initiatives, the Company has disposed of non-performing assets. The asset sales in 2001 generated $11.8 million of cash proceeds versus proceeds of $4.7 million in 2002.

      Equity in earnings of joint ventures, net of tax, decreased from $4.1 million in 2001 to $0 in 2002. The decrease is due to the sale of the Company’s joint venture interest in the United Kingdom in the fourth quarter of 2001 and the sale of its joint venture interest in Brazil in the second quarter of 2002. There were no equity in earnings or losses from the Brazilian joint venture in 2002.

      Interest expense decreased from 4.3% of revenues in 2001 to 3.4% of revenues in 2002. The decrease was due to higher debt levels and effective interest rates in 2001 versus 2002, as well as the incurrence in 2001 of additional costs related to the amendment of the Company’s revolving credit facility and its senior subordinated notes.

      The income tax benefit decreased from $21.3 million in 2001 to $1.1 million in 2002. The decrease was due primarily to a decrease in the pre-tax loss from $60.8 million in 2001 to $4.6 million in 2002.

      The adoption of SFAS No. 142 is a required change in accounting principles, and the cumulative effect of adopting this standard as of January 1, 2002 resulted in a non-cash, after-tax decrease to net income of $4.1 million for the Company. Pursuant to the adoption of SFAS No. 142, the Company ceased amortizing goodwill and annually tests goodwill for impairment. In 2001, the Company recorded $3.5 million of amortization expense related to goodwill.

      The adoption of SFAS No. 145 required that the after-tax gain of $1.7 million on the early extinguishment of debt the Company recorded during the first quarter of 2002 to be reclassified from an extraordinary item, net of tax, to other income of $2.8 million, before tax.

      As part of the Company’s turnaround efforts in the first quarter of 2002, the Allied Holdings Inc. Defined Benefit Pension Plan, (“Plan”), was amended in February 2002 to freeze the Plan. The amendment resulted in a curtailment of the Plan effective April 30, 2002, under which employees do not accumulate any new benefits and new employees are not added to the Plan. The Company’s net pension expense for 2001 was $2.6 million. As a result of freezing the Plan, the Company’s net pension expense was $390,000 for 2002.

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

      The decrease in revenues was primarily the result of a decline in the number of vehicles delivered due to a decrease in new vehicle production and sales by the auto manufacturers. Total vehicle deliveries dropped 17% in 2001 versus 2000 while new vehicle production in the United States and Canada declined 11%. Allied Automotive Group’s vehicle deliveries declined more than the production drop primarily due to the closing of unprofitable terminal locations together with a drop in market share primarily from increased nonunionized competition. Offsetting the revenue decline from lower delivery volumes was an increase in the revenue generated per vehicle delivered from $92.06 in 2000 to $93.12 in 2001, a 1.2% increase. This increase is primarily the result of the implementation by the Company of a new administrative processing fee. Included in the results for 2001 are $9.2 million of workforce reduction expenses related to the elimination of positions at the Company’s corporate office as well as at unprofitable terminal locations.

      During the fourth quarter of 2001, the Company posted significantly improved results with net loss decreasing from $7.5 million in the fourth quarter of 2000 to a net loss of $2.3 million in the fourth quarter of 2001. During the fourth quarter of 2001, the Company benefited from the execution of turnaround initiatives that raised prices, eliminated noncontributory expenses and assets, closed nonperforming locations, and better managed cash. Results during the fourth quarter of 2001 included unusual charges of $4.5 million related to these initiatives. In addition, during the fourth quarter of 2001, the Company reduced its total debt by $59.3 million. Results for the fourth quarter of 2000 include a $1.5 million charge related to workforce reduction expense.

      The following is a discussion of the changes in the Company’s major expense categories:

      Salaries, wages and fringe benefits increased from 54.7% of revenues in 2000 to 57.5% of revenues in 2001. The increase was primarily due to inefficiencies resulting from the volume decline, which was offset by continued productivity and subsequent efficiency improvements implemented by the Company’s turnaround initiatives. In addition, the Company incurred $9.2 million of workforce reduction expenses in 2001 compared to $2.5 million in 2000.

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

      Other operating expenses increased from 1.2% of revenues in 2000 to 1.8% of revenues in 2001. The increase was primarily the result of higher legal and professional fees related to the Company’s turnaround efforts. The Company engaged the services of a specialized turnaround consulting firm, Jay Alix & Associates from June 2001 until March 2002.

      Equity in earnings of joint ventures, net of tax, decreased by $1.0 million in 2001, from $5.1 million in 2000 to $4.1 million in 2001. The decrease was due to lower earnings from Axis Group’s joint ventures in the United Kingdom which were sold during the fourth quarter of 2001.

      Axis Group completed the sale of its joint ventures in the United Kingdom during December 2001 to AutoLogic Holdings, plc for approximately $20.5 million in cash. As a result of the sale the Company recorded a gain on the sale of the joint ventures of $16.2 million.

      In addition, the Company recorded an impairment charge of $10.0 million on Axis Group’s interest in the Brazilian joint venture. Axis Group sold its investment in the joint venture in Brazil for $3.0 million during the second quarter of 2002.

      Interest expense increased from $33.8 million, or 3.2% of revenues, in 2000 to $37.6 million, or 4.2% of revenues, in 2001. The increase was primarily due to higher interest rates on the Company’s revolving credit facility and subordinated notes and additional fees incurred as a result of amendments to the Company’s revolving credit facility in April 2001.

      Interest income decreased from 0.5% of revenues in 2000 to 0.4% of revenues in 2001, or from $5.5 million in 2000, to $3.9 million in 2001. The decrease was due to lower investment income from the Company’s captive insurance subsidiary Haul Insurance Limited.

      During 2001, Allied Automotive Group closed certain terminal locations as a part of its turnaround initiative plan. As a result, the Company disposed of certain properties associated with the closings together with other surplus real estate and recorded $3.9 million of gains on the sale of these properties. During 2000, Allied Automotive Group disposed of some of its older Rigs, which resulted in write-downs of approximately $1.3 million. These items are included in other expense, net in the Company’s financial statements.

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

      Net cash provided by operating activities totaled $58.5 million for 2002, versus $28.0 million for 2001. The increase was due primarily to improved results from operations that decreased the loss before income taxes and cumulative change in accounting principle of $39.5 million for 2001 to $3.4 million for 2002. In addition, short-term investments held by the Company’s captive insurance company increased by $4.9 million in 2001, but decreased by $4.0 million in 2002. During 2002, the Company’s captive insurance company maintained a larger percentage of its assets in cash and cash equivalents versus short-term investments.

      Net cash used in investing activities totaled $11.4 million in 2002, versus net cash provided by investing activities of $19.4 million for 2001. The change is due primarily to the receipt of $20.6 million for the sale of the Company’s joint venture in the United Kingdom in 2001 and cash received prior to the sale of $8.6 million. Cash received from the sale of property and equipment decreased from $11.8 million in 2001 to $4.7 million in 2002, which is due primarily to the sale of excess real estate and non-performing assets in 2001.

      Net cash used in financing activities totaled $47.5 million in 2002, versus $39.9 million in 2001. During 2002 long-term debt was reduced by $40.7 million, compared to $35.8 million in 2001. The repayment of debt was due primarily to a reduction in the net loss experienced by the Company and lower working capital requirements. Contributing to the increase in cash provided by operations were the proceeds from the sale of the investment in the joint venture in the United Kingdom and Brazil as well as cash received from the conversion of certain insurance policies. The Company also paid $9.2 million in deferred financing costs related to the refinancing of its revolving credit facility and the repurchase of its senior subordinated notes in 2002, versus $3.6 million paid in 2001.

      On February 25, 2002, the Company refinanced its revolving credit facility and $40 million senior subordinated notes with a new credit facility including certain term loans (the Term Loans) (collectively the Credit Facility). Proceeds from the term loans were used to repurchase the $40 million of senior subordinated notes for $37.25 million. The Credit Facility includes a revolving credit facility (the Revolver) that allows the Company to borrow under a revolving line of credit up to the lesser of $120 million or a borrowing base amount as defined in the Credit Facility agreement. The interest rate for the Revolver is based upon the prime rate plus 1.5% or LIBOR plus 4.5% with a minimum interest rate of 6.5%. Annual commitment fees are due on the undrawn portion of the commitment. At December 31, 2002, $24.6 million was outstanding under the Revolver, and approximately $19 million was committed under letters of credit. As of December 31, 2002, the Company had approximately $48.4 million available under the Revolver. The Revolver matures on February 25, 2005.

      The Credit Facility contains four loans with the following terms:

	Term Loan A	Term Loan B	Term Loan C	Term Loan D

Date of note	February 25, 2002	February 25, 2002	February 25, 2002	February 25, 2002
Maturity date	February 25, 2005	February 25, 2005	February 25, 2005	February 28, 2005
Original amount	$17,500,000	$25,000,000	$11,000,000	$29,250,000
Unpaid balance	$7,474,000	$25,684,000	$11,432,000	$29,250,000
Interest rate	Prime + 2.75% or Min of 7.75%	Prime + 6.5% or Min of 11.5%	Prime + 9% or Min of 14%	Prime + 3.5%

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

      Giving effect to the scheduled maturities under the Credit Facility and the Senior Notes, future maturities of long-term debt for the Company as of December 31, 2002 are as follows (in thousands):

2003	$10,785
2004	12,623
2005	75,067
2006	0
2007	150,000

$248,475

      The Credit Facility agreement sets forth a number of affirmative, negative and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization and also includes leverage and fixed charge coverage ratios. During the first quarter of 2003, the Company amended its Credit Facility agreement to adjust two financial covenants: the minimum consolidated Covenant EBITDA and the maximum fixed charges coverage ratio. Prior to the amendment, the minimum consolidated Covenant EBITDA increased from $60 million at December 31, 2002 to $70 million at December 31, 2003. The minimum consolidated Covenant EBITDA is tested monthly and the increases were at varying amounts each month. The amendment reduced the increases and the minimum consolidated Covenant EBITDA from $70 million to $65 million. Therefore, the minimum consolidated Covenant EBITDA will now increase from $60 million at December 31, 2002 to $65 million at December 31, 2003. In addition, the fixed charges coverage ratio covenant was amended based on the reduction in the Covenant EBITDA. The financial covenants were amended by the Company and its lenders due to the potential adverse financial impact from external factors in 2003 including, but not limited to, the war with Iraq and higher fuel prices.

      There can be no assurance that the Company will be able to comply with these or its other debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its debt instruments, if not waived, or to adequately service debt obligations, could result in a default under the Credit Facility. Any default under the Company’s debt instruments, particularly any default that results in an acceleration of indebtedness or foreclosure on collateral could have a material adverse effect on the Company.

      Borrowings under the Credit Facility are secured by a first priority security interest on assets of the Company and certain of its subsidiaries, including a pledge of stock of certain subsidiaries. In addition, certain subsidiaries of the Company jointly and severally guarantee the obligations of the Company under the Credit Facility.

      Management anticipates that the Company will provide sufficient resources to fund operations, including capital expenditure requirements and debt service through at least 2003. Also, as described further in Part II of this report, the Company is currently negotiating a new Master Agreement with the IBT regarding its union employees in the United States and is involved in various litigation matters, including the Gateway Development & Manufacturing case and the Commercial Carriers, Inc. case. While it is not possible to predict the outcome of the negotiations with the IBT or the litigation against the Company and while the Company believes that these claims are without merit, if the negotiations with the IBT or the litigation is resolved in a manner that is adverse to the Company, it could have a material adverse effect on the Company’s consolidated financial position and significantly increase the Company’s need for additional liquidity.

      In addition to its debt obligations, the Company leases equipment, office space, computer equipment, and certain terminal facilities under noncancelable operating lease agreements, which expire in various years through 2007, and leases certain terminal facilities under month-to-month leases. The Company’s minimal rental commitments, net of sub-lease income, for 2003 totals approximately $10.3 million.

     Disclosures About Market Risks

      The market risk inherent in the Company’s market risk sensitive instruments and positions are the potential loss arising from adverse changes in investment prices, interest rates, fuel prices, and foreign currency exchange rates.

     Investments

      The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at December 31, 2002, which are recorded at fair value of $60.7 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $6.1 million.

     Interest Rates

      The Company primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. The majority of the Company’s long-term debt obligations bear a fixed rate of interest. A one-percentage point increase in interest rates affecting the Company’s floating rate long-term debt would reduce pre-tax income by $984,000 over the next fiscal year. A one-percentage point change in interest rates would not have a material effect on the fair value of the Company’s fixed rate long-term debt.

     Fuel Prices

      Allied Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, and changes in global demand and global production. To reduce price risk caused by market fluctuations, Allied Automotive Group periodically purchases fuel in advance of consumption. A 10% increase in diesel fuel prices would reduce pre-tax income by $3.9 million over the next fiscal year assuming 2002 levels of fuel consumption. Fuel prices in the first quarter of 2003 are approximately 20% higher than fuel prices in the fourth quarter of 2002.

     Self Insurance Claims

      An increase in the number or severity of accidents, stolen equipment, or other loss events over those anticipated could have a materially adverse effect on the Company’s profitability as the Company is self-insured for a significant portion of its risks. In addition, the insurance market is contracting and it is becoming increasingly more difficult to obtain insurance coverage. While the Company currently has insurance coverage, there can be no more assurance that the Company will be able to obtain insurance coverage in the future.

     Foreign Currency Exchange Rates

      Although the majority of the Company’s operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investments in foreign subsidiaries translated into dollars using year-end exchange rates at December 31, 2002, is $65.4 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $6.5 million. At December 31, 2002 a payable balance of $11.7 million related to intercompany transactions was recorded on the Company’s Canadian subsidiary. The potential loss from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance amounts to $1.2 million as of December 31, 2002. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

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

     Contractual Obligations

      Long-term contractual obligations, other than long-term debt obligations, are not recorded in the Company’s consolidated balance sheet. The table below sets forth the Company’s contractual obligations (in thousands):

		Payments Due by Year

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Obligations	$248,475	$10,785	$87,690	$150,000	$0
Operating Lease Obligations	41,904	10,273	27,027	4,604	0
Purchase Obligations*	15,639	4,812	10,827	0	0

	$306,018	$25,870	$125,544	$154,604	$0

*	In April 2001, the Company entered into a five-year commitment with IBM to provide its mainframe computer processing services. The agreement includes outsourcing at determinable prices defined within the agreement.

     Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make decisions based upon estimates, assumptions, and factors it considers as relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of management’s estimates and assumptions. Accordingly, actual results could differ from those anticipated.

      A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 2 of the financial statements attached hereto. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined.

      The Company’s critical accounting policies include the following:

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

      ACCOUNTS RECEIVABLE VALUATION RESERVES — Substantially all revenue is derived from transporting new automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Revenue is recorded when the vehicles are delivered to the dealerships. The Company makes significant estimates to determine the collectibility of its accounts receivable on the balance sheet. Estimates include assessments of the potential for customer billing adjustments based on the timing of delivery, the accuracy of pricing, as well as evaluation of the historical aging of customer accounts. In addition, estimates include periodic evaluations of the credit worthiness of customers including the impact of market and economic conditions on their viability to satisfy amounts owed to the Company.

      ACCOUNTING FOR INCOME TAXES — As part of the process of preparing the Company’s consolidated financial statements the Company is required to estimate income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items, such as depreciation expense, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company must include an expense within the tax provision in the statements of operations.

      Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. The Company has recorded a valuation allowance of $7.1 million as of December 31, 2002 due to uncertainties related to the Company’s ability to utilize some of the deferred tax assets, primarily consisting of certain capital losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on management’s estimate of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact the financial position and results of operations.

      The net deferred tax asset as of December 31, 2002 was $12.1 million, net of a valuation allowance of $7.1 million.

      PROPERTY AND EQUIPMENT — The Company operates approximately 3,800 company-owned Rigs, “revenue equipment,” in connection with its business. Property and equipment, including revenue equipment, are stated at cost and depreciated using the straight-line method over the estimated useful life down to estimated salvage value. The actual life, if different than estimated, could have an impact on depreciation expense in the Company’s consolidated statements of operations.

      GOODWILL — The Company adopted SFAS 142 as of January 1, 2002. Pursuant to adoption, goodwill is no longer amortized but is evaluated annually for impairment, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of goodwill below its carrying value. The fair value of goodwill is derived by using a discounted cash flow analysis. This analysis involves estimates and assumptions by management regarding future revenue streams and expenses. Changes to these assumptions and estimates could have a material effect on the carrying value of goodwill and result in an impairment charge in the Company’s consolidated statements of operations.

     Recent Accounting Pronouncements

      In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the financial position or results of operations of the Company as of the date of adoption.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. The Statement requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in Opinion 30 must be reclassified. The Statement is effective for fiscal years beginning after May 15, 2002. The Company elected early adoption of the standard. Accordingly, the after-tax gain on early extinguishment of debt that was reported as an extraordinary item in the first quarter of 2002 has been reclassified and is currently reported as other income.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the Statement will have a material effect on the financial position or results of operations of the Company as of the date of adoption.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the financial position or results of operations of the Company. The disclosure requirements, which are effective for financial statements of annual periods ending after December 15, 2002 have been implemented and had no impact on these financial statements

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is provided under the caption “Disclosures about Market Risks” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements and Supplementary Data

      Financial statements and supplementary data are set forth beginning on page F-1 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During the first quarter of 2002, the Company solicited and received formal proposals for accounting and tax services from several accounting firms. Effective April 4, 2002 the Company (a) engaged KPMG LLP as independent accountants and (b) dismissed Arthur Andersen LLP (“Andersen LLP”) as independent accountants. The decision to change accountants was approved by the Company’s Board of Directors and Audit Committee.

      The reports of Andersen LLP for the past two fiscal years contained no adverse opinion, disclaimer of opinion, or opinion that was qualified or modified as to uncertainty, audit scope, or accounting principles.

      During the Company’s two most recent fiscal years preceding the effective date of the change in accountants there were no:

1. disagreements between the Company and Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Andersen LLP, would have caused them to make reference to the subject matter of the disagreements in their reports;

2. reportable events involving Andersen LLP that would have required disclosure under Item 304(a)(1)(v) of Regulation S-K;

3. consultations between the Company and KPMG LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

      Certain information required by Part III is omitted from this report in that the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such information does not include the Compensation Committee Report, the Performance Graph or the Audit Committee Report included in the Proxy Statement.

Item 10.	Directors and Executive Officers of the Registrant

      The information concerning the Company’s directors required by this Item is incorporated by reference to the Company’s Proxy Statement. The information concerning the Company’s executive officers required by this Item is incorporated by reference to the section in Part I, entitled “Executive Officers of the Registrant.”

      The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is to be set forth in the Proxy Statement and is hereby incorporated by reference.

Item 11.	Executive Compensation

      The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item is incorporated by reference to the Company’s Proxy Statement.

Item 14.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. The Company maintains a system of “disclosure controls and procedures” (as defined in Rules 13a — 14(c) and 15d — 14(c) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner of material information required to be included in the Company’s periodic Securities and Exchange Commission filings.

      (b) Changes in Internal Controls. Since the evaluation date, no significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Public Accountants	S-1
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2002, 2001, and 2000	S-2

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) Exhibits: The list of exhibits required by this item is set forth in “(C) Exhibits” below.

      (b) Reports on Form 8-K.

None.

      (c) Exhibits.

      Exhibit Index filed as part of this report

Exhibit
No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Registration Statement on Form S-1 (File Number 33-66620) filed with the Commission on July 28, 1993, as amended on September 2, 1993 and September 17, 1993 and deemed effective on September 29, 1993).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 16, 2001).
4.1	Form of certificate representing shares of the Company’s common stock (incorporated by reference from Registration Statement on Form S-1 (File Number 33-66620) filed with the Commission on July 28, 1993, as amended on September 2, 1993 and September 17, 1993 and deemed effective on September 29, 1993).
4.2	Indenture by and among the Company, the Guarantors listed therein, and The First National Bank of Chicago, as Trustee, dated September 30, 1997 (incorporated by reference from Registration Statement on Form S-4 (File Number 333-37113) filed with the Commission on October 3, 1997).
4.3	Financing Agreement, dated as of February 25, 2002, by and among Allied Holdings, Inc., Allied Systems, Ltd. (L.P.), each subsidiary of Allied Holdings, Inc. listed as a “Guarantor” on the signature pages thereto, each of the lenders from time to time party thereto as a Senior Lender, each of the lenders from time to time party thereto as a Subordinated Term Loan D Lender, Ableco Finance LLC, as collateral agent, and Foothill Capital Corporation, as administrative agent (incorporated by reference from the Current Report on Form 8-K filed with the Commission on February 27, 2002).
4.3(a)*	First Amendment to Financing Agreement, dated as of March 4, 2003, by and among Allied Holdings, Inc., Allied Systems, Ltd. (L.P.), each subsidiary of Allied Holdings, Inc. listed as a “Guarantor” on the signature pages thereto, each of the lenders from time to time party thereto as a Senior Lender, each of the lenders from time to time party thereto as a Subordinated Term Loan D Lender, Ableco Finance LLC, as collateral agent, and Foothill Capital Corporation, as administrative agent.
10.1†	Amended and Restated Long Term Incentive Plan of Allied Holdings, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 16, 2001).

Exhibit
No.	Description

10.2†	Allied Holdings, Inc. 401(k) Retirement Plan and Defined Benefit Pension Plan and Trust (incorporated by reference from Registration Statement on Form S-8 (File Number 33-76108) filed with the Commission on March 4, 1994).
10.3†	Allied Holdings, Inc. Deferred Compensation Plan (incorporated by reference from Registration Statement on Form S-8 (File Number 333-51102) filed with the Commission on December 1, 2000).
10.4†	Allied Holdings, Inc. Amended and Restated 1999 Employee Stock Purchase Plan (incorporated by reference from Registration Statement on Form S-8 (File Number 333-62440) filed with the Commission on June 6, 2001).
10.5†	Employment Agreement between Allied Holdings, Inc. and Hugh E. Sawyer (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on August 14, 2001).
10.5(a)†	First Amendment to Employment Agreement between Allied Holdings, Inc. and Hugh E. Sawyer (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).
10.6†	Employment Agreement between Allied Holdings, Inc. and Daniel Popky (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).
10.6(a)†	First Amendment to Employment Agreement between Allied Holdings, Inc. and Daniel Popky (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).
10.7†	Employment Agreement between Allied Holdings, Inc. and Thomas Duffy (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).
10.7(a)†	First Amendment to Employment Agreement between Allied Holdings, Inc. and Thomas Duffy (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).
10.8†	Employment Agreement between Allied Holdings, Inc. and Robert J. Rutland (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).
10.9†*	Employment Agreement between Allied Holdings, Inc. and David Rawden, as amended.
10.10†	Employment Agreement among Allied Holdings, Inc., Axis Group, Inc. and Jack Gross (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).
10.11**	Agreement between Allied Automotive Group, Inc. and UPS Autogistics, Inc., as amended (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001).
10.11(a)**	Amendment No. 2 to Agreement between Allied Automotive Group, Inc. and UPS Autogistics, Inc. (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002).
10.12**	Agreement between the Company and DaimlerChrysler Corporation (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 16, 2001).
10.12(a)**	Amendment to Agreement between the Company and DaimlerChrysler Corporation.
10.13**	Agreement between the Company and General Motors Corporation (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 16, 2001).
10.13(a)**	Amendment to Agreement between the Company and General Motors Corporation (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001).

Exhibit
No.	Description

10.14**	Acquisition Agreement among Allied Holdings, Inc., AH Acquisition Corp., Canadian Acquisition Corp., Axis International Incorporated and Ryder System, Inc., dated August 20, 1997 (incorporated by reference from Current Report on Form 8-K filed with the Commission on August 29, 1997).
10.15	Sale and Purchase Agreement between Allied Holdings, Inc. and AutoLogic Holdings plc, dated November 19, 2001, regarding the sale of the remaining issued share capital of ANSA Logistics Limited, Autocar Logistics Limited and up to an additional 32% of the issued share capital of Vehicle Logistics Corporation BV (incorporated by reference from the Current Report on Form 8-K filed with the Commission on December 20, 2001).
10.16	IBM Global Services National Agreement between Allied Holdings, Inc. and International Business Machines Corporation, dated April 1, 2001 (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 27, 2002).
21.1*	Subsidiaries of Allied Holdings, Inc.
23.1*	Consent of KPMG LLP.
23.2*	Notice regarding consent of Arthur Andersen LLP
24.1*	Powers of Attorney (included within the signature page of this Report).

*	Filed herewith

**	Confidential treatment has been requested and/or granted with respect to portions of this exhibit.

†	Management contract, compensatory plan or arrangement.

(d) Financial Statement Schedules. The list of exhibits required by this item is set forth above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HOLDINGS, INC.

Date: March 27, 2003	By: /s/ HUGH E. SAWYER Hugh E. Sawyer, President and Chief Executive Officer

Date: March 27, 2003	By: /s/ DANIEL H. POPKY Daniel H. Popky, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ ROBERT J. RUTLAND Robert J. Rutland	Chairman and Director	March 27, 2003

/s/ GUY W. RUTLAND, III Guy W. Rutland, III	Chairman Emeritus and Director	March 27, 2003

/s/ HUGH E. SAWYER Hugh E. Sawyer	President, Chief Executive Officer and Director	March 27, 2003

/s/ DAVID G. BANNISTER David G. Bannister	Director	March 27, 2003

/s/ WILLIAM P. BENTON William P. Benton	Director	March 27, 2003

/s/ THOMAS E. BOLAND Thomas E. Boland	Director	March 27, 2003

/s/ GUY W. RUTLAND, IV Guy W. Rutland, IV	Executive Vice President and Director	March 27, 2003

/s/ J. LELAND STRANGE J. Leland Strange	Director	March 27, 2003

/s/ BERNER F. WILSON, JR. Berner F. Wilson, Jr.	Director	March 27, 2003

/s/ ROBERT R. WOODSON Robert R. Woodson	Director	March 27, 2003

CERTIFICATIONS

I, Daniel H. Popky, certify that:

1.	I have reviewed this annual report on Form 10-K of Allied Holdings, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ DANIEL H. POPKY Daniel H. Popky Senior Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Hugh E. Sawyer, certify that:

1.	I have reviewed this annual report on Form 10-K of Allied Holdings, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ HUGH E. SAWYER Hugh E. Sawyer President and Chief Executive Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Allied Holdings, Inc.:

      We have audited the 2002 consolidated financial statements of Allied Holdings, Inc. and subsidiaries as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements and the financial statement schedule of Allied Holdings, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors’ report, dated February 27, 2002 on those financial statements and financial statement schedule was unqualified, before the revision described in Note 7 to the consolidated financial statements, and included an explanatory paragraph that described the fact that the financial statements of Ansa Logistics Limited, an investment recorded using the equity method of accounting was audited by other auditors; the equity investment represented less than 1% of total assets at December 31, 2001 and the equity in net income for the years ended December 31, 2001 and 2000 was $2,100,000 and $2,197,000, respectively, of the total Company’s net loss of $(39,496,000) and $(6,301,000); respectively, the amounts included for Ansa Logistics Limited were based solely on the report of the other auditors.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Holdings, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 7 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

      As discussed above, the 2001 and 2000 consolidated financial statements of Allied Holdings, Inc. and subsidiaries, as listed in the accompanying index, were audited by other auditors who have ceased operations. As described in note 7, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in note 7 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Allied Holdings, Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Atlanta, Georgia

February 17, 2003

Note:	The following report of independent accountants is a copy of the report previously issued in connection with the Company’s 2001 Annual Report on Form 10-K and has not been reissued by Arthur Andersen LLP, the Company’s former independent public accountants.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Allied Holdings, Inc.:

      We have audited the accompanying consolidated balance sheets of ALLIED HOLDINGS, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      We did not audit the financial statements of Ansa Logistics Limited, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in Ansa Logistics Limited represents less than 1% of total assets at December 31, 2001 and 2000 and the equity in its net income for the years ended December 31, 2001 and 2000 is $2,100,000 and $2,197,000, respectively, of the total Company’s net loss of $(39,496,000) and $(6,301,000), respectively. The statements of Ansa Logistics Limited were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for Ansa Logistics Limited, is based solely on the report of the other auditors.

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

/s/ Arthur Andersen, LLP

Atlanta, Georgia
February 25, 2002
(except with respect to the
matter discussed in the
fourth paragraph of Note 4,
as to which the date
is March 27, 2002)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001
(In thousands)

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$10,253	$10,543
Short-term investments	60,732	64,794
Receivables, net of allowance for doubtful accounts of $5,587 and $11,058 in 2002 and 2001, respectively	58,512	72,292
Inventories	5,071	5,349
Deferred tax assets	39,826	32,403
Prepayments and other current assets	28,685	22,633

Total current assets	203,079	208,014
Property and equipment, net	176,663	214,641
Goodwill, net	85,241	90,230
Other non-current assets	20,525	24,219

Total assets	$485,508	$537,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$10,785	$2,625
Trade accounts payable	36,585	40,232
Accrued liabilities	92,881	86,675

Total current liabilities	140,251	129,532

Long-term debt, less current maturities	237,690	286,533
Postretirement benefits other than pensions	7,467	9,363
Deferred income taxes	27,746	21,383
Other long-term liabilities	62,040	72,296
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value. Authorized 5,000 shares; none outstanding	0	0
Common stock, no par value. Authorized 20,000 shares; 8,421 and 8,274 outstanding at December 31, 2002 and December 31, 2001, respectively	0	0
Additional paid-in capital	46,801	46,520
Treasury stock, 139 shares at cost at December 31, 2002 and 2001	(707)	(707)
Accumulated deficit	(26,420)	(18,894)
Accumulated other comprehensive loss, net of tax	(9,360)	(8,922)

Total stockholders’ equity	10,314	17,997

Total liabilities and stockholders’ equity	$485,508	$537,104

See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002, 2001, and 2000
(In thousands, except per share data)

	2002	2001	2000

Revenues	$898,060	$896,767	$1,069,154

Operating expenses:
Salaries, wages, and fringe benefits	483,545	515,916	584,527
Operating supplies and expenses	138,542	149,111	189,136
Purchased transportation	99,109	97,756	104,545
Insurance and claims	43,500	50,837	47,736
Operating taxes and licenses	33,583	33,262	39,389
Depreciation and amortization	54,880	60,358	60,884
Rents	6,342	6,813	8,570
Communications and utilities	6,419	7,022	7,333
Other operating expenses	10,384	16,126	13,826
Loss (gain) on disposal of operating assets, net	748	(2,725)	1,340

Total operating expenses	877,052	934,476	1,057,286

Operating income (loss)	21,008	(37,709)	11,868

Other income (expense):
Equity in earnings of joint ventures, net of tax	0	4,072	5,066
Gain on sale of joint venture	0	16,230	0
Write down of joint venture	0	(10,042)	0
Interest expense	(30,627)	(37,574)	(33,813)
Interest income	2,463	3,874	5,509
Gain on early extinguishment of debt	2,750	0	0
Other, net	(157)	360	0

	(25,571)	(23,080)	(23,238)

Loss before income taxes and cumulative effect of change in accounting principle	(4,563)	(60,789)	(11,370)
Income tax benefit	1,129	21,293	5,069

Loss before cumulative effect of change in accounting principle	(3,434)	(39,496)	(6,301)
Cumulative effect of change in accounting principle, net of tax	(4,092)	0	0

Net loss	$(7,526)	$(39,496)	$(6,301)

Basic and diluted loss per common share:
Loss before cumulative effect of change in accounting principle:
Basic and Diluted	$(0.41)	$(4.86)	$(0.79)
Cumulative effect of change in accounting principle, net of tax:
Basic and Diluted	$(0.50)	$0	$0
Net loss:
Basic and Diluted	$(0.91)	$(4.86)	$(0.79)

Weighted average common shares outstanding:
Basic and Diluted	8,301	8,128	7,946

See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001, and 2000

							Accumulated
	Comprehensive	Common Stock		Additional			Other
	Income			Paid-in	Treasury	Retained	Comprehensive
	(Loss)	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance, December 31, 1999		7,997	$0	$44,437	$(186)	$26,903	$(4,240)	$66,914
Net loss	$(6,301)	0	0	0	0	(6,301)	0	(6,301)
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $1,601	(2,504)	0	0	0	0	0	(2,504)	(2,504)

Comprehensive loss	$(8,805)

Issuance of common stock		146	0	750	0	0	0	750
Repurchases of common stock		(110)	0	0	(521)	0	0	(521)
Issuance of restricted stock, net of forfeitures		154	0	803	0	0	0	803

Balance, December 31, 2000		8,187	0	45,990	(707)	20,602	(6,744)	59,141
Net loss	$(39,496)	0	0	0	0	(39,496)	0	(39,496)
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $956	(1,373)	0	0	0	0	0	(1,373)	(1,373)
Minimum pension liability, net of income taxes of $504	(805)	0	0	0	0	0	(805)	(805)

Comprehensive loss	$(41,674)

Issuance of common stock		179	0	349	0	0	0	349
Issuance of restricted stock, net of forfeitures		(92)	0	181	0	0	0	181

Balance, December 31, 2001		8,274	0	46,520	(707)	(18,894)	(8,922)	17,997
Net loss	$(7,526)	0	0	0	0	(7,526)	0	(7,526)
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $(316)	376	0	0	0	0	0	376	376
Minimum pension liability, net of income taxes of $509	(814)	0	0	0	0	0	(814)	(814)

Comprehensive loss	$(7,964)

Issuance of common stock		159	0	338	0	0	0	338
Issuance of restricted stock, net of forfeitures		(12)	0	(57)	0	0	0	(57)

Balance, December 31, 2002		8,421	$0	$46,801	$(707)	$(26,420)	$(9,360)	$10,314

See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001, and 2000
(In thousands)

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(7,526)	$(39,496)	$(6,301)

Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on early extinguishment of debt	(2,750)	0	0
Interest expense paid in kind	1,115	248	0
Amortization of deferred financing costs	4,004	4,795	1,616
Depreciation and amortization	54,880	60,358	60,884
Gain on disposal of assets and other, net	905	(3,890)	1,340
Gain on sale of joint ventures	0	(16,230)	0
Write down of joint ventures	0	10,042	0
Cumulative effect of change in accounting principle	4,092	0	0
Deferred income taxes	(1,632)	(21,703)	(8,419)
Compensation expense related to stock options and grants	(57)	181	803
Equity in earnings of joint ventures	0	(4,072)	(5,066)
Amortization of Teamsters Union contract costs	2,400	2,403	2,490
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	13,667	40,679	8,196
Inventories	270	1,980	497
Prepayments and other current assets	(9,786)	293	2,716
Short-term investments	4,062	(4,902)	(15,567)
Trade accounts payable	(3,603)	(5,430)	2,056
Accrued liabilities	(1,556)	2,776	(12,658)

Net cash provided by operating activities	58,485	28,032	32,587

Cash flows from investing activities:
Purchases of property and equipment	(21,786)	(21,463)	(32,275)
Purchase of business, net of cash acquired	0	0	(8,352)
Proceeds from sale of property and equipment	4,725	11,762	977
Investment in joint ventures	0	(464)	(616)
Cash received from joint ventures	0	8,624	1,509
Proceeds from sale of equity investment in joint venture	3,000	20,560	0
Decrease (increase) in the cash surrender value of life insurance	2,641	420	(541)

Net cash (used in) provided by investing activities	(11,420)	19,439	(39,298)

Cash flows from financing activities:
Repayments to revolving credit facility, net	(74,263)	(35,966)	(5,173)
Additions to long-term debt	82,750	0	0
Repayment of long-term debt	(47,535)	(109)	(128)
Payment of deferred financing costs	(9,262)	(3,574)	(421)
Proceeds from issuance of common stock	338	349	750
Repurchase of common stock	0	0	(521)
Other, net	434	(612)	1,282

Net cash used in financing activities	(47,538)	(39,912)	(4,211)

Effect of exchange rate changes on cash and cash equivalents	183	611	(689)

Net change in cash and cash equivalents	(290)	8,170	(11,611)
Cash and cash equivalents at beginning of year	10,543	2,373	13,984

Cash and cash equivalents at end of year	$10,253	$10,543	$2,373

See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001, and 2000

(1)	Organization and Operations

      Allied Holdings, Inc. (the Company), a Georgia corporation, is a holding company which operates through its wholly owned subsidiaries. The principal operating divisions of the Company are Allied Automotive Group, Inc. (Allied Automotive Group) and Axis Group, Inc. (Axis Group). Allied Automotive Group, through its subsidiaries, is engaged in the business of transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group, through its subsidiaries, is engaged in the business of securing and managing vehicle distribution services, automobile inspections, auction and yard management services, intra-modal transport, vehicle accessorization, and dealer preparatory services for the automotive industry.

(2)	Summary of Significant Accounting Policies

     (a) Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     (b) Foreign Currency Translation

   The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as accumulated other comprehensive income in the accompanying consolidated statements of changes in stockholders’ equity, net of related income taxes.

     (c) Revenue Recognition

   Substantially all revenue is derived from transporting new automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships, providing vehicle rail-car loading and unloading services, yard management services, and other distribution and transportation support services to the pre-owned and new vehicle market. Revenue is recorded by the Company when the vehicles are delivered to the dealerships or when services are performed.

     (d) Cash and Cash Equivalents

   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     (e) Inventories

   Inventories consist primarily of tires, parts, materials, and supplies for servicing the Company’s tractors and trailers. Inventories are recorded at the lower of cost (on a first-in, first-out basis) or market.

     (f) Tires on Tractors and Trailers

   New tires on tractors and trailers are capitalized and amortized to operating supplies and expenses on a cents per mile basis.

     (g) Property and Equipment

   Property and equipment are stated at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently. Depreciation is provided using the straight-line method for financial reporting and accelerated methods for income tax purposes. The estimated useful lives of property and equipment are: 4 to 10 years for tractors and trailers, 6 years for costs capitalized for the remanufacturing program, 5 to 30 years for buildings, facilities and leasehold improvements, and 3 to 10 years for equipment, furniture and service cars.

   The company evaluates impairment losses on long-lived assets used in operation in accordance with statements. FASB 144, Accounting for Impairment or Disposal of Long-Lived Assets.

     (h) Impairment of Long-Lived Assets

   SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002.

   In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

   Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

   Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

     (i) Equity Investments

   The Company accounted for its investments under the equity method of accounting with its share of the ventures’ earnings or loss reflected as equity in earnings of joint venture, net of tax in the consolidated statements of operations. During 2002, there were no earnings or losses from equity investments. In addition, at December 31, 2002, the Company had no investments accounted for under the equity method.

     (j) Cash Surrender Value of Life Insurance

   The Company maintains life insurance policies for certain employees of the Company. Under the terms of the policies, the Company will receive, upon the death of the insured, the lesser of aggregate premiums paid or the cash surrender value amount of the policy. Any excess proceeds over the company’s interest in the policies are retained by the employee’s beneficiary. The Company records the increase or decrease in cash surrender value each year as a reduction or increase of premium expense.

     (k) Goodwill and Other Intangible Assets

   Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

   In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.

   The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step was required for one reporting unit. In this step, the Company compared the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which were measured as of the date of adoption.

   The implied fair value of goodwill was determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation was the implied fair value of the reporting unit goodwill. The carrying amount exceeded the implied fair value for the Axis reporting unit, which resulted in recognition of a $4.1 million impairment loss, net of related taxes. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 40 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis for 10 years. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

     (l) Reclassification

   Certain amounts in the financial statements have been reclassified to conform to the current year presentation.

     (m) Fair Value of Financial Instruments

   SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the following information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

   The amounts disclosed represent management’s best estimates of fair value. In accordance with SFAS No. 107, the Company has excluded certain financial instruments and all other assets and liabilities from its disclosure. Accordingly, the aggregate fair value amounts presented are not intended to, and do not, represent the underlying fair value of the Company.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The methods and assumptions used to estimate fair value are as follows:

Cash and Cash Equivalents

      The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

Short-Term Investments

      The Company’s short-term investments are comprised of debt and equity securities, all classified as trading securities, which are carried at their fair value based on the quoted market prices of those investments. Accordingly, net realized and unrealized gains and losses on trading securities are included in net earnings.

Other Non-Current Assets

      Other non-current assets primarily include the cash surrender value of life insurance, deferred financing costs, deposits, as well as a trademark owned by a subsidiary of the Axis Group. The carrying amount of these assets, excluding the trademark, approximates fair value due to the nature of the assets. The fair value of the trademark is based on an analysis performed by an independent appraisal firm.

Long-Term Debt

      The carrying amount of the Credit Facility approximates fair value based on the borrowing rates currently available to the Company for borrowings with similar terms and average maturities. The fair value of the Senior Notes is based on the year-end quoted market price.

      The financial instruments are generally executed with major financial institutions which expose the Company to acceptable levels of market and credit risks and may at times be concentrated with certain counterparties or groups of counterparties. The creditworthiness of counterparties is subject to continuing review and full performance is anticipated.

      The asset and (liability) amounts recorded in the balance sheet and the estimated fair values of financial instruments at December 31, 2002 consisted of the following (in thousands):

	Carrying
	Amount	Fair Value

Cash and cash equivalents	$10,253	$10,253
Short-term investments	60,732	60,732
Other non-current assets	20,525	20,416
Long-term debt	(248,475)	(202,785)

     (n) Claims and Insurance Reserves

   In the United States, the Company retains liability up to $650,000 for each workers’ compensation claim and $500,000 for each claim for automobile and general liability, including personal injury and property damage claims. In addition to the $500,000 per occurrence deductible for automobile liability, there is a $1,500,000 aggregate deductible for those claims which exceed the $500,000 per occurrence deductible, subject to a $1,000,000 per claim limit. Allied has also applied a $1,000,000 interaggregate limit to the layer from $1,000,000 to $2,000,000. This additional exposure is limited to $1,000,000 in the aggregate for losses between $1,000,000 and $2,000,000. Furthermore, the Company retains liability up to $250,000 for each cargo damage claim. In Canada, the Company retains liability up to CDN $500,000 for each claim for personal injury, property damage, and cargo damage. Also, in Canada, there is a CDN $500,000 aggregate limit for losses above CDN $500,000 and losses in excess of CDN $500,000 are limited to CDN $500,000.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reserves for self-insured workers’ compensation, automobile, and general liability losses are based on actuarial estimates that are based on the Company’s historical claims experience adjusted for current industry trends, and discounted using management’s estimate of weighted average risk free interest rates for each claim year to their present values. The undiscounted amount of these reserves at December 31, 2002 and 2001 was approximately $109,558,000 and $108,614,000, respectively. These claims and insurance reserves are adjusted periodically as such claims mature to reflect changes in actuarial estimates based on actual experience.

      The Company provides reserves primarily on an actuarially determined basis for the estimated cargo, auto, general and workers’ compensation liability for both reported and claims incurred but not reported. The estimated costs of all known and estimated losses are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims.

     (o) Stock Option Plan

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted only the disclosure requirements SFAS No. 123. If the Company had elected to recognize compensation cost for the long-term incentive plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below at December 31, 2002, 2001, and 2000 (in thousands, except per share data):

	2002	2001	2000

Net loss:
As reported	$(7,526)	$(39,496)	$(6,301)
Pro forma	$(8,238)	$(40,024)	$(6,602)
Loss per share:
As reported:
Basic and diluted	$(0.91)	$(4.86)	$(0.79)
Pro forma:
Basic and diluted	$(0.99)	$(4.92)	$(0.83)

      The fair value of the Company’s stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001, and 2000: dividend yield of 0%, expected volatility of 72%, 85%, and 65%, respectively, a risk-free interest rate of 3.19%, 4.30%, and 5.65%, respectively, and an expected holding period of five years.

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     (p) Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (q) Pension and Other Postretirement Plans

   The Company has a defined benefit pension plan for management and office personnel in the United States. The benefits are based on years of service and the employee’s compensation during the five years before retirement. The cost of this program is being funded currently.

      The Company also sponsors a defined benefit health care plan for substantially all retirees and employees. The Company measures the costs of its obligation based on its best estimate. The net periodic costs are recognized as employees render the services necessary to earn the postretirement benefits.

     (r) Earnings Per Share

   SFAS No. 128, Earnings Per Share, requires presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the years presented. Diluted earnings per share reflect the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Options for approximately 345,326, 581,684, and 288,848 shares outstanding at December 31, 2002, 2001, and 2000, respectively, were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive. The number of weighted average shares used in calculating basic and diluted earnings per share for the years ended December 31, 2002, 2001, and 2000, was 8,301,000, 8,128,000, and 7,946,000, respectively.

     (s) Commitments and Contingencies

   Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

     (t) Derivatives and Hedging Activities

   SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      From time to time, the Company enters into futures contracts to manage the risk associated with changes in fuel prices. Gains and losses from fuel hedging contracts are recognized as part of fuel expense when the Company uses the underlying fuel being hedged. The Company does not enter into fuel hedging contracts for speculative purposes. During 2002, 2001, and 2000, the Company did not have any fuel hedging contracts or other derivative instruments that fall under the provisions of SFAS No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.

     (u) Use of Estimates

   The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; self-insurance reserves; and assets and obligations related to employee benefits. Actual results could differ from those estimates.

(3)     Recent Accounting Pronouncements

      In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the financial position or results of operations of the Company as of the date of adoption.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the Statement will have a material effect on the financial position or results of operations of the Company as of the date of adoption.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the financial position or results of operations of the Company. The disclosure requirements, which are effective for financial statements of annual periods ending after December 15, 2002 have been implemented and had no impact on these financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS 123 to account for employee stock options using the fair value method, and if so, when it will begin the transition to this method.

(4)     Investments

      The Company’s investments consist of federal, state, and municipal government obligations, corporate securities, and equity securities. All of the Company’s investments are held for settlement of insurance claims and are not available to the Company for operations. In addition, the Company had $7,700,000 and $7,800,000 in cash and cash equivalents at December 31, 2002 and 2001, respectively, which are also for settlement of insurance claims. At December 31, 2002, all of the investments were classified as trading securities as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of investments at December 31, 2002 and 2001 is as follows (in thousands):

	2002

		Unrealized Amounts
	Amortized
	Cost	Gains	Losses	Fair Value

Fixed maturities:
United States government and United States government sponsored agencies	$20,136	$857	$(5)	$20,988
Asset and mortgage-backed securities	3,868	147	(73)	3,942
Corporate and other	23,030	1,342	(2)	24,370
Foreign government and foreign government sponsored debt securities	398	17	0	415
Equity securities	11,982	790	(1,755)	11,017

Investments carrying value	$59,414	$3,153	$(1,835)	$60,732

	2001

		Unrealized Amounts
	Amortized
	Cost	Gains	Losses	Fair Value

Fixed maturities:
United States government and United States government sponsored agencies	$21,964	$378	$(141)	$22,201
Asset and mortgage-backed securities	4,036	88	(47)	4,077
Corporate and other	20,679	587	(100)	21,166
Foreign government and foreign government sponsored debt securities	3,665	173	0	3,838
Equity securities	15,451	846	(2,785)	13,512

Investments carrying value	$65,795	$2,072	$(3,073)	$64,794

      The fair value of investment securities is generally based on quoted market prices.

      Scheduled maturities of investments in debt securities at December 31, 2002 were as follows (in thousands):

	Amortized Cost	Fair Value

Due in one year or less	$1,878	$1,894
Due after one year through five years	22,861	24,038
Due after five years through ten years	12,604	13,354
Due after ten years	10,089	10,429

Total	$47,432	$49,715

      Expected and scheduled maturities may differ because the issuers of certain securities may have the right to call, prepay, or otherwise redeem such obligations without penalty.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The cost of securities sold is based on the specific identification method. Sales of securities for the years ended December 31, 2002, 2001, and 2000 are summarized below (in thousands):

	2002	2001	2000

Fixed maturities:
Cash proceeds	$29,925	$117,564	$29,416
Gross realized gains	758	1,407	403
Gross realized losses	(170)	(136)	(227)
Equity securities:
Cash proceeds	5,889	4,920	4,167
Gross realized gains	340	493	482
Gross realized losses	(4,057)	(265)	(88)

(5)	Prepayments and Other Current Assets

      Prepayments and other current assets consist of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Tires on tractors and trailers	$7,082	$12,095
Prepaid insurance	1,773	1,960
Prepaid pension cost	14,968	3,712
Other	4,862	4,866

	$28,685	$22,633

(6)     Property and Equipment

      The detail of property and equipment at December 31, 2002 and 2001 is as follows (in thousands):

	2002	2001	Useful Lives

Tractors and trailers	$421,615	$416,510	4 to 10 years
Buildings and facilities (including leasehold improvements)	44,925	49,403	5 to 30 years
Land	11,958	13,563
Furniture, fixtures, and equipment	41,819	39,820	3 to 10 years
Service cars and equipment	3,111	2,860	3 to 10 years

	523,428	522,156
Less accumulated depreciation and amortization	346,765	307,515

	$176,663	$214,641

      Depreciation expense amounted to $54,670,000, $56,298,000, and $57,179,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

      The Company initiated an extensive remanufacturing program in 2002 in an effort to upgrade the existing fleet. The remanufacturing program includes structural improvements to tractors and trailers as well as engine replacements. The remanufacturing is expected to increase the useful life of a Rig to an average of 15 years. These remanufactured assets are depreciated over an estimated useful life of 6 years, using the straight-line

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of depreciation. Total capital expenditures related to the remanufacturing program, including engine replacements, were approximately $19.0 million.

      During 2002, the Company performed an analysis of certain fleet equipment that was recently idled. The assets were evaluated in order to determine if they were candidates for the fleet remanufacturing and engine replacement program. Approximately 1,000 tractors or trailers were not considered viable candidates for the program and a decision was made that they would not be placed back into operations. As a result, depreciation was accelerated to the reduced useful life resulting in an additional charge of $2.1 million to depreciation expense in 2002.

(7)     Goodwill

      In accordance with SFAS No. 142, effective January 1, 2002, the Company no longer amortizes goodwill but reviews it annually for impairment, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of goodwill below its carrying value. Goodwill amortization for the years ended December 31, 2001 and 2000 was $3,537,000 and $3,531,000 respectively.

      Pursuant to the adoption of SFAS No. 142, the Company evaluated its reporting units within the guidance of SFAS No. 142 and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s reporting units are the Allied Automotive Group and the Axis Group. The adoption of SFAS No. 142 required the Company to perform a transitional impairment assessment on all goodwill and indefinite lived intangible assets as of January 1, 2002. The Company compared the fair value of goodwill to current carrying value. Fair values were derived using discounted cash flow analyses using a discount rate comparable to market rate of return on assets. The assumptions used in these discounted cash flow analyses were also consistent with the Company’s internal planning and represents the Company’s best estimates. The cumulative effect of this change in accounting principle was a $5.2 million decrease to the Axis Group goodwill due to less than expected performance by one of the business units. The deferred income tax benefit related to this change was approximately $1.1 million. The $4.1 million cumulative effect of this change in accounting principle, net of income taxes, is included in the accompanying statements of operations for the year ended December 31, 2002. The Company completed its annual review of goodwill during the fourth quarter of 2002. No impairment was indicated.

      The following table sets forth the carrying value of goodwill by reporting unit as of December 31, 2002 and 2001 (in thousands):

	Allied
	Automotive
	Group	Axis Group	Total

Balance as of December 31, 2001	$72,839	$17,391	$90,230
Increase in carrying amount due to a change in currency rates	204	1	205
Impairment loss	0	(5,194)	(5,194)

Balance as of December 31, 2002	$73,043	$12,198	$85,241

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes and reconciles net loss before the cumulative effect of the accounting change for the years ended December 31, 2002, 2001, and 2000, adjusted to exclude amortization expense recognized in such periods related to goodwill (in thousands, except per share data):

	2002	2001	2000

Reported net loss before cumulative effect of accounting change	$(3,434)	$(39,496)	$(6,301)
Add back after-tax amounts:
Goodwill amortization	0	2,375	2,442

Adjusted net loss before cumulative effect of accounting change	$(3,434)	$(39,496)	$(3,859)

Loss per share before accounting change:
Basic and diluted	$(0.41)	$(4.86)	$(0.79)
Goodwill amortization:
Basic and diluted	0	0.29	0.31

Adjusted loss per share before accounting change:
Basic and diluted	$(0.41)	$(4.57)	$(0.48)

(8)     Other Non-Current Assets

      Other non-current assets consist of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Cash surrender value of life insurance	$6,203	$8,844
Deferred financing costs	10,377	5,120
Deposits and other	3,945	7,255
Investment in Brazil joint venture	0	3,000

	$20,525	$24,219

(9)     Equity Investments

      During 2001, Axis Group had interests in four joint ventures for the purpose of managing the distribution of vehicles in the United Kingdom and Brazil. Axis Group initially invested $10,395,000 in the ventures.

      On December 10, 2001, Axis Group completed the sale of its interest in joint ventures held by the Company’s subsidiary, Axis International, Inc., for approximately $20.5 million in cash. The Company sold the following equity interests held by Axis Group: (i) 50% interest in Autocar Logistics Limited, a company registered in England and Wales, (ii) 50% interest in Ansa Logistics Limited, a company registered in England and Wales, and (iii) 32% interest in Vehicle Logistics Corporation BV, a company registered in the Netherlands. The gain on the sale of the Company’s interest in the joint ventures was $16.2 million.

      During 2001, Axis Group recorded an impairment charge of $10.0 million on its equity interest in the Brazilian joint venture. The Company sold its investment in Brazil for $3.0 million in the second quarter of 2002, which approximated the net book value. There was no equity in earnings or losses from this joint venture in 2002.

      The Company accounts for the investments under the equity method of accounting with its share of the ventures’ net of tax earnings or loss reflected as equity in earnings of joint ventures, net of tax, in the consolidated statements of operations. The related equity investments are included in other assets in the

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying consolidated balance sheets. Income taxes related to the joint ventures for the years ended December 31, 2001, and 2000 were $2,500,000, and $2,100,000, respectively.

      The Company did not have any equity in earnings of or losses from joint ventures in 2002 and the majority of the Company’s equity in earnings of joint ventures in 2001 was derived from its joint venture in the United Kingdom, Ansa Logistics Limited. In addition, at December 31, 2002, the Company had no investments accounted for under the equity method. Summarized financial information of Ansa Logistics Limited for the year ended December 31, 2001 is as follows (in thousands):

2001

Current assets	$29,509
Other assets	4,895

Total assets	$34,404

Current liabilities	$30,875

Revenues	$99,702

Operating income	$5,974

Income from continuing operations	$6,207

Net income	$4,199

      The summarized financial information was derived from financial statements of Ansa Logistics Limited, which were audited by other auditors whose report thereon is dated March 27, 2002.

(10)     Accrued and Other Long-Term Liabilities

      Accrued and other long-term liabilities consists of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Wages and benefits	$41,903	$34,992
Claims and insurance reserves	35,487	33,721
Other	15,491	14,250

	$92,881	$82,963

      As part of its turnaround initiatives, the Company implemented a program to achieve a significant reduction in corporate overhead expenses and to upgrade certain personnel. Targeted in the plan were workforce reductions as well as additional efforts to decrease discretionary spending and eliminate fixed costs. During 2002 the Company has continued to incur severance expense as part of its ongoing initiative to improve personnel quality and productivity. Accordingly, the Company terminated approximately 135 and 190 corporate and field employees during 2002 and 2001, respectively. The following table summarizes the activity in the accrual for termination benefits for the years ended December 31, 2002 and 2001, (in thousands):

	2002	2001

Beginning balance	$3,741	$1,600
Additions to reserve charged to salaries, wages, and fringe benefits	2,321	9,210
Cash payments	(4,986)	(7,069)

Ending balance	$1,076	$3,741

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The accrual for termination benefits of $1.1 million and $3.7 million at December 31, 2002 and 2001, respectively, is included in accrued liabilities — wages and benefits above, and as such, the Company expects to pay the accrued benefits within the next twelve months. The long-term portion of claims and insurance reserves is included in the balance sheets as other long-term liabilities and amounts to approximately $60,995,000 and $68,625,000 at December 31, 2002 and 2001, respectively.

(11)     Lease Commitments

      The Company leases equipment, office space, computer equipment, and certain terminal facilities under noncancelable operating lease agreements that expire in various years through 2007. Rental expenses under these leases amounted to approximately $11,413,000, $11,327,000, and $10,918,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

      The Company also leases certain terminal facilities under cancelable leases (i.e., month-to-month terms). The total rental expenses under these leases were approximately $3,508,000, $4,051,000, and $4,037,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

      The Company has operating lease commitments for approximately 425 Rigs. The terms of the leases are seven years and expire between 2003 and 2007. The lease agreements contain residual guarantees of up to 20.0% of the original costs of the Rigs.

      During 1999, the Company entered into a sublease agreement with a third party for a leased building under which the Company’s commitment expires in 2007. This sublease agreement with the third party expires in 2004. In 2002, the Company entered into additional sublease agreements with third parties for a leased building under which the Company’s commitment expires in 2009. These sublease agreements with third parties expire in 2007. Total sublease income earned during 2002, 2001, and 2000 was approximately $1,016,000, $964,000, and $1,016,000.

      Future minimum rental commitments and related sublease income under all noncancelable operating lease agreements, excluding lease agreements that expire within one year, are as follows as of December 31, 2002 (in thousands):

		Sublease
	Commitments	Income

2003	$11,388	$1,115
2004	10,969	499
2005	10,273	141
2006	6,571	146
2007	4,248	148
Thereafter	504	0

Total	$43,953	$2,049

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)     Long-Term Debt

      Long-term debt consisted of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Revolving credit facility	$24,635	$98,900
Term Loan A	7,474	0
Term Loan B	25,684	0
Term Loan C	11,432	0
Term Loan D	29,250	0
Senior notes	150,000	150,000
Senior subordinated notes and other	0	40,258

	248,475	289,158
Less current maturities of long-term debt	(10,785)	(2,625)

	$237,690	$286,533

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

      The Notes set forth a number of negative covenants, which are binding on the Company. The covenants limit the Company’s ability to, among other things, purchase or redeem stock, make dividend or other distributions, make investments, and incur or repay debt (with the exception of payment of interest or principal at stated maturity).

      Concurrent with the issuance of the Notes, the Company closed on a revolving credit facility (the “Revolving Credit Facility”). The Company also previously issued $40.0 million of senior subordinated notes (the “Senior Subordinated Notes”) through a private placement.

      On February 25, 2002, the Company refinanced the Revolving Credit Facility and Senior Subordinated Notes with a new credit facility including certain term loans (the “Term Loans”) (the new credit facility and the term loans, collectively, the “Credit Facility”). Proceeds from the Term Loans were used to repurchase the $40.0 million of Senior Subordinated Notes for $37.25 million. In conjunction with the extinguishment of this debt, the Company recognized a pre-tax gain of $2.75 million, during the first quarter of 2002. The Credit Facility includes a revolving credit facility (the “Revolver”) that allows the Company to borrow under a revolving line of credit up to the lesser of $120 million or a borrowing base amount as defined in the Credit Facility. The interest rate for the Revolver is based upon the prime rate plus 1.5% or LIBOR plus 4.5% at management’s discretion with a minimum interest rate of 6.5%. Annual commitment fees are due on the undrawn portion of the commitment. At December 31, 2002, $24.6 million was outstanding under the Revolver, and approximately $19.0 million was committed under letters of credit. As of December 31, 2002

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company had approximately $48.4 million available under the Revolver. The Revolver matures on February 25, 2005.

      Borrowings under the Company’s Credit Facility are collateralized with the assets of the Company and certain of its subsidiaries. If the Company were unable to repay any borrowing under its Credit Facility when due, the lenders thereunder would have the right to proceed against the collateral granted to them to secure the debt. Any default under the Company’s debt instruments, particularly any default that resulted in acceleration of indebtedness or foreclosure on collateral, would have a material adverse effect on the Company.

      The Credit Facility includes four Term Loans. Term Loan A is repayable in installments over three years, with interest payable monthly. Term Loan B is repayable in installments over three years, with interest payable monthly. The interest rate on Term Loan B includes PIK interest of 3.5% that will be payable upon maturity. Term Loan C is payable in full at maturity with interest payable monthly. The interest rate on Term Loan C also includes PIK interest of 5.0% that will be payable upon maturity. Term Loan D is payable in full at maturity with interest payable quarterly.

      The following table summarizes the terms of the loans in the Credit Facility:

	Term Loan A	Term Loan B	Term Loan C	Term Loan D

Date of note	February 25, 2002	February 25, 2002	February 25, 2002	February 25, 2002
Maturity date	February 25, 2005	February 25, 2005	February 25, 2005	February 28, 2005
Original amount	$17,500,000	$25,000,000	$11,000,000	$29,250,000
Unpaid balance	$7,474,000	$25,684,000	$11,432,000	$29,250,000
Interest rate	Prime + 2.75% or	Prime + 6.5% or	Prime + 9% or	Prime + 3.5%
	Min of 7.75%	Min of 11.5%	Min of 14%

      The Credit Facility agreement sets forth a number of affirmative, negative, and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants require the Company to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization amount and include maximum leverage and minimum fixed charges coverage ratios. The Company did not have any violations in 2002.

      There can be no assurance that the Company will be able to comply with these covenants or its other debt covenants or that if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its debt instruments, if not waived, or to adequately service debt obligations, could result in default under the Credit Facility. Any default under the Company’s debt instruments, particularly any default that results in an acceleration of indebtedness or foreclosure on collateral could have a material adverse effect on the Company.

      Future maturities of long-term debt are as follows at December 31, 2002 (in thousands):

2003	$10,785
2004	12,623
2005	75,067
2006	0
2007	150,000

$248,475

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(13)     Employee Benefits

     (a) Pension and Postretirement Benefit Plans

      The Company maintains the Allied Defined Benefit Pension Plan, a trusteed noncontributory defined benefit pension plan for management and office personnel in the United States, under which, benefits are paid to eligible employees upon retirement based primarily on years of service and compensation levels at retirement. Contributions to the Plans reflect benefits attributed to employees’ services to date and services expected to be rendered in the future. The Company’s funding policy is to contribute annually at a rate that is intended to fund future service benefits at a level percentage of pay and past service benefits over a 30-year period. The Company froze employee participation in the Allied Defined Benefit Pension Plan in April 2002.

      The Company also provides certain health care and life insurance benefits for eligible employees who retired prior to July 1, 1993 and their dependents, and for certain employees participating in the 1999 voluntary early retirement plan. Generally, the health care plan pays a stated percentage of most medical expenses reduced for any deductibles and payments by government programs or other group coverage. The life insurance plan pays a lump-sum death benefit based on the employee’s salary at retirement. These plans are unfunded. Employees retiring after July 1, 1993 are not participants in the 1999 voluntary early retirement plan and are not entitled to any postretirement medical or life insurance benefits, under this plan.

      In 1997, the Company assumed the obligations of a postretirement benefit plan to provide retired employees with certain health care and life insurance benefits. Substantially all employees employed at the time of the acquisition and not covered by union-administered medical plans and who had retired as of September 30, 1997 were eligible for these benefits. Benefits were generally provided to qualified retirees under age 65 and eligible dependents. Employees retiring after September 30, 1997 are not entitled to any postretirement medical or life insurance benefits. Furthermore, the Company took over two defined pension plans for a certain terminal, which are currently active. One of the plan’s benefits provides a monthly benefit based on years of service upon retirement. The other plan provides benefits to eligible employees upon retirement based primarily on years of service and compensation levels at retirement, under this plan.

      All disclosures related to the Company’s pension and postretirement benefit plans have been prepared in accordance with SFAS No. 132.

      The change in the projected benefit obligation of the defined benefit pension plans and the postretirement benefit plans consisted of the following during fiscal years 2002 and 2001 (in thousands):

	Defined Benefit		Postretirement Benefit
	Pension Plans		Plans

	2002	2001	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$37,306	$44,103	$9,626	$7,819
Service cost	91	2,194	0	0
Interest cost	2,738	2,757	636	571
Foreign currency translation	0	(27)	0	0
Plan amendments and other	0	148	(4)	0
Actuarial loss (gain)	3,192	(2,530)	1,099	2,474
Canada Plan vested benefits transfer	(20)	(6,533)	0	0
Benefits paid	(3,137)	(2,806)	(1,446)	(1,238)

Benefit obligation at end of fiscal year	$40,170	$37,306	$9,911	$9,626

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The change in plan assets and funded status of the defined benefit pension plans and the postretirement benefit plans consisted of the following during fiscal years 2002 and 2001 (in thousands):

	Defined Benefit		Postretirement Benefit
	Pension Plans		Plans

	2002	2001	2002	2001

Change in plan assets:
Fair value of plan assets at beginning of year	$33,310	$32,960	$0	$0
Actual return on plan assets	(3,749)	(2,585)	0	0
Employer contributions	11,685	12,274	1,446	1,238
Canada Plan vested benefits transfer	(20)	(6,533)	0	0
Benefits paid	(3,137)	(2,806)	1,446	(1,238)

Fair value of plan assets at end of year	$38,089	$33,310	$0	$0
Funded status	(2,080)	(3,996)	(9,911)	(9,626)
Unrecognized actuarial loss	17,580	7,996	1,846	108
Unrecognized prior service cost	231	545	(700)	(185)
Unrecognized transition asset	(20)	(70)	0	0
Additional minimum liability	(3,323)	(2,150)	0	0

Accrued benefit cost	$12,389	$2,325	$(8,767)	$(9,703)

Amounts recognized in the consolidated balance sheets consist of:
Pension asset	$14,968	$3,712	$0	$0
Pension and postretirement benefit obligations	(2,579)	(1,387)	(8,767)	(9,703)

	$12,389	$2,325	$(8,767)	$(9,703)

      The Company recognizes a minimum pension liability for under funded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset, to the extent of previously unrecognized prior service cost or a reduction of shareholders’ equity. The Company had recorded additional liabilities of $3,323,000 and $2,150,000 as of December 31, 2002 and 2001, respectively. An intangible asset of $691,000 and $841,000 was recorded as of December 31, 2002 and 2001, respectively.

      The following assumptions were used in determining the actuarial present value of the projected pension benefit obligation and postretirement benefit obligation at December 31, 2002 and 2001:

	Defined
	Benefit		Postretirement
	Pension Plans		Benefit Plans

	2002	2001	2002	2001

Weighted average discount rate	6.75%	7.50%	6.75%	7.50%
Weighted average expected long-term rate of return on assets	8.50%	9.75%	N/A	N/A
Weighted average rate of compensation increase	N/A	2.68%	N/A	N/A

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net periodic benefit cost recognized for the defined benefit pension plans and the postretirement benefit plans includes the following components at December 31, 2002 and 2001 (in thousands):

	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans

	2002	2001	2002	2001

Components of net periodic benefit cost:
Service cost	$91	$2,194	$0	$0
Interest cost	2,738	2,757	636	571
Expected return on plan assets	(2,754)	(2,639)	0	0
Amortization of unrecognized net actuarial loss (gain)	499	139	(17)	(115)
Amortization of prior service cost	89	229	(35)	(34)
Amortization of transition asset	(50)	(50)	0	0
Recognized actuarial loss (gain)	38	(27)	0	0

Net periodic benefit cost	$651	$2,603	$584	$422

      The weighted average annual assumed rate of increase in the per capital cost of covered benefits (i.e., health care trend rate) for the health plans is 9.0% and 11% for participants prior to age 65 and after age 65, respectively for 2002 grading to 5.5% over 6 years and 9 years, respectively. The weighted average annual assumed rate of increase in the per capital cost of covered benefits (i.e. health care trend rate) for the health plans is 6.9% for 2001, grading to 5.0% over five years for participants prior to and after age 65. The effect of a 1% increase in the assumed trend rate would have increased the accumulated postretirement benefit obligation as of December 31, 2002 by approximately $775,000. The effect of this change on the periodic postretirement benefit cost for 2002 would be approximately $40,000.

      At December 31, 2002, plan assets consisted primarily of U.S. and international corporate bonds and stocks, convertible equity securities, and U.S. and Canadian government securities.

      A substantial number of the Company’s employees are covered by union-sponsored, collectively bargained, multiemployer pension plans. The Company contributed and charged to expense approximately $39,972,000, $41,466,000, and $46,192,000 for the years ended December 31, 2002, 2001, and 2000, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man-hours worked. In the event the Company withdraws from participating in these plans, the Company could incur a withdrawal liability. If withdrawal were to occur, the liability would be actuarially determined based on factors at the time of withdrawal and as such, the liability is not readily determinable as of December 31, 2002. In the opinion of management, the Company has no intention to withdraw from the plans.

      Also, a substantial number of the Company’s employees are covered by union-sponsored, collectively bargained, multiemployer health and welfare benefit plans. The Company contributed and charged to expense approximately $41,080,000, $40,491,000, and $47,040,000 in 2002, 2001, and 2000, respectively, in connection with these plans. These required contributions are determined in accordance with the provisions of negotiated labor contracts.

     (b) 401(k) Plan

      The Company has a 401(k) plan covering all of its employees in the United States. The Company eliminated its 401(k) employer contribution in 2001 and re-instated the employer contribution in 2002 for employees below the level of Vice President. The Company contributes the lesser of 3% of participant wages or $1,000 per year for each nonbargaining unit participant in the plan, excluding employees at the Vice

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

President level and above. The Company contributed approximately $406,000, $0, and $682,000, to the plan during the years ended December 31, 2002, 2001, and 2000, respectively. The Company did not pay administrative expenses for the 401(k) plan in fiscal years 2002 or 2001. The Company’s administrative expenses for the 401(k) plan were $101,000 in fiscal year 2000.

     (c) Employee Stock Purchase Plan

      During December 1998, the Company approved an Employee Stock Purchase Plan (the ESPP). The ESPP allows eligible employees, as defined, the right to purchase common stock of the Company on a quarterly basis at 85% of the lower of the fair market value on the first business day of the calendar quarter or on the last business day of the calendar quarter. There are 700,000 shares of the Company’s common stock reserved under the ESPP, of which 160,000 and 179,000 shares were issued to employees during 2002 and 2001, respectively. At December 31, 2002, the remaining shares available under the ESPP are 145,000.

     (d) Long-term Incentive Plan

      The Company has a long-term incentive plan which allows the issuance of grants or awards of incentive stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees and directors of the Company.

(14)     Income Taxes

      The loss before income taxes and cumulative effect of change in accounting principle consisted of the following (in thousands):

	2002	2001	2000

U.S	$(7,224)	$(62,872)	$(37,197)
Foreign	2,661	2,083	25,827

Total loss before tax and cumulative effect of change in accounting principle	$(4,563)	$(60,789)	$(11,370)

      The following summarizes the components of the income tax benefit (in thousands):

	2002	2001	2000

Current:
Federal	$616	$0	$(10)
State	342	(38)	249
Foreign	(455)	448	3,111
Deferred:
Federal	(13,679)	(15,739)	362
State	(1,487)	(1,723)	(1,762)
Foreign	1,009	21	691
Tax (expense) benefit of federal, state, and foreign operating loss carryforwards	7,260	(6,898)	(2,944)
Tax expense (benefit) of foreign tax credit carryforwards, net of valuation allowance	5,265	2,636	(4,766)

Total income tax benefit	$(1,129)	$(21,293)	$(5,069)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes differs from the amounts computed by applying federal statutory rates due to the following (in thousands):

	2002	2001	2000

Benefit computed at the federal statutory rate	$(1,551)	$(20,668)	$(3,866)
State income taxes, net of federal income tax effects	(909)	(2,130)	(1,360)
Tax benefit associated with sale of joint ventures	0	(1,151)	0
Amortization of goodwill	0	524	505
Nondeductible expenses	623	909	346
Earnings in jurisdictions taxed at rates different from the statutory U.S. federal rate	0	0	880
Equity income in affiliates, reflected net of tax	0	(964)	(1,729)
Reversal of previously accrued taxes	0	(2,221)	0
Valuation allowance	410	4,717	0
Other, net	298	(309)	155

Total income tax benefit	$(1,129)	$(21,293)	$(5,069)

      The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2002 and 2001 is as follows (in thousands):

	2002	2001

Deferred tax assets:
Claims and insurance expense	$60,326	$23,982
Accrued compensation expense	9,991	4,492
Postretirement benefits	5,918	3,862
Other liabilities not currently deductible	6,331	3,461
Bad debt allowances	3,725	4,455
Tax carryforwards	18,825	31,161
Cumulative other comprehensive income	5,032	5,224
Other, net	1,082	4,271

Total deferred tax assets	111,230	80,908

Valuation allowance	(7,115)	(4,717)

Deferred tax liabilities:
Prepaids currently deductible	(6,076)	(6,822)
Depreciation and amortization	(74,974)	(54,384)
Other, net	(10,985)	(3,965)

Total deferred tax liabilities	(92,035)	(65,171)

Net deferred tax assets (liabilities)	$12,080	$11,020

      The Company has certain tax carryforwards available to offset future income taxes consisting of net operating losses that expire in 2021, foreign tax credits that expire from 2004 to 2007, capital losses that expire in 2007, and alternative minimum tax credits that have no expiration dates.

      The net change in the total valuation allowance for the year ended December 31, 2002 was an increase of $2,398,000 relating to certain foreign tax credits and capital losses that are not expected to be realized.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management believes, based on the Company’s earnings history, the actions the Company has taken and are in process to improve its financial performance, expectations of future taxable income, and other relevant considerations that it is more likely than not that the future taxable income will be sufficient to utilize the remaining net deferred tax assets which exist at December 31, 2002.

      In March 2001, the Internal Revenue Service closed its examination of the Company’s tax returns for years up to and including 1997. The examination did not result in any additional tax liabilities. As a result of completing the audits, the Company reversed a portion of the previously accrued taxes, increasing the tax benefit for the year ended December 31, 2001 by $2,221,000.

(15)	Supplemental Disclosures of Cash Flow Information

	2002	2001	2000

Cash paid during the year for interest	$26,607	$37,726	$33,263
Cash paid during the year for income taxes, net of refunds	876	1,520	955
Liabilities assumed in connection with businesses acquired*	0	0	865

*	Includes trade accounts payable, accrued liabilities, deferred income taxes, and other long-term liabilities.

(16)	Commitments and Contingencies

     (a) Customer Contracts

      The Company negotiates fixed rates with its customers for the delivery of vehicles. The delivery rates are based on contract agreements that expire at various dates through January 2005. During 2001, the Company renegotiated rates for all of its customers to include an administrative processing fee for services provided.

     (b) Litigation, Claims, and Assessments

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

      Gateway Development & Manufacturing, Inc. v. Commercial Carriers, Inc., et al., (the “Gateway Case”) and Commercial Carriers, Inc. v. Gateway Development & Manufacturing, Inc., et al. (the “CCI Case”), The claims at issue in both the Gateway Case and the CCI Case center around the contention that the Company breached legal duties with respect to a failed business transaction involving Gateway Development & Manufacturing, Inc., Ryder Truck Rental, Inc. and Ryder System, Inc. In the Gateway Case, the Company sought and received summary judgment in its favor on the sole claim (for tortious interference with contract) asserted against it by Gateway Development & Manufacturing, Inc., but that ruling was reversed on appeal. While the appellate court held that summary judgment in favor of the Company was premature, the Company will be permitted to raise at trial and/or further dispositive motions the substantive arguments upon which its initial summary judgment motion was based. Subsequent to its summary judgment ruling, the trial court permitted the filing and service of cross-claims against the Company by the other defendants in that action. In the CCI Case, the Company has accepted service of a separate complaint asserting claims against the Company by the other defendants in the Gateway Case. It is anticipated that the claims asserted in both the Gateway Case and the CCI Case will be resolved in a unified proceeding. With respect to the entirety of this litigation, the Company intends to continue its vigorous defense against the claims asserted against it, as management believes all of those claims are without merit. While the ultimate results of this litigation cannot be predicted, if this litigation is resolved in a manner that is adverse to the

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company, it could have a material adverse effect on the Company’s consolidated financial position or results of operations.

      Ryder Systems, Inc. v. Allied Holdings, Inc., AH Acquisition Corp. and Allied Automotive Group, Inc., relates to the Company’s August 1997 stock acquisition of certain businesses formerly owned by Ryder, and the respective responsibilities of Ryder and Allied for certain third-party injury claims associated with the acquired businesses. Ryder’s original complaint was filed on August 16, 2001. In response, the Company moved to dismiss, and the court granted that motion with leave for Ryder to amend its complaint. On December 26, 2001, Ryder timely filed its amended complaint. Following the dismissal with prejudice of one of the counts asserted by Ryder in its amended complaint, Ryder filed, on or about August 1, 2002, a Second Amended Complaint. Ryder’s five-count Second Amended Complaint alleges, in Count one, that the Company breached its agreement with Ryder by failing to undertake certain actions (including posting letters of credit and bonds) to substitute the Company for Ryder under an insurance policy covering third-party claims and with various state agencies that regulate matters such as self-insured workers’ compensation. In Counts two and three, the Second Amended Complaint alleges that if these obligations are not required by contract, the legal doctrines of promissory estoppel and negligent misrepresentation created them. In Count four, the Second Amended Complaint seeks a declaration that the Company is required to undertake these actions. In Count five, Ryder seeks a declaration that the Company is obligated to take certain steps to transfer from Ryder to the Company the ownership and administrative responsibility for two pension plans. The Company has filed a motion for summary judgment on all counts, which motion is currently pending. The Company intends to continue its vigorous defense against the claims asserted against it, and management believes all of those claims are without merit. The Company has also raised several counterclaims. The ultimate results of this litigation cannot be predicted. However, if Ryder prevails on its claims and the court orders the Company to substitute itself for Ryder by, among other things, posting substantial letters of credit, it could have a material adverse effect on the Company’s consolidated financial position or results of operations.

     (c) Employment Agreements

      The Company has entered into employment agreements with certain executive officers of the Company. The agreements provide for compensation to the officers in the form of annual base salaries and bonuses based on earnings. The employment agreements also provide for severance benefits upon the occurrence of certain events, including a change in control, as defined.

     (d) Purchase and Service Contract Commitments

      In April 2001, the Company entered into a five-year commitment with IBM to provide its mainframe computer processing services. The agreement includes outsourcing at determinable prices defined within the agreement.

     (e) Collective Bargaining Agreements

      Approximately 86% of the Company’s total labor force is covered by collective bargaining agreements. Collective bargaining agreements representing the majority of the total workforce were renewed during 1999 and expire in 2003.

(17)     Industry Segment and Geographic Information

      In accordance with the requirements of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company has identified two reportable industry segments through which it conducts its operating activities: Allied Automotive Group and Axis Group. These two segments reflect the organization used by management for internal reporting. Allied Automotive Group is engaged in the business of

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transporting automobiles and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group, through its subsidiaries, is engaged in the business of securing and managing vehicle distribution services, automobile inspections, auction and yard management services, intra-modal transport, vehicle accessorization, and dealer preparatory services for the automotive industry.

	2002	2001	2000

	(in thousands)
Revenues — unaffiliated customers:
Allied Automotive Group	$868,041	$868,222	$1,040,644
Axis Group	30,019	28,545	28,439
Corporate/other	0	0	71

Total	$898,060	$896,767	$1,069,154

Depreciation and amortization:
Allied Automotive Group	$48,984	$53,187	$52,683
Axis Group	2,956	3,813	3,075
Corporate/other	2,940	3,358	5,126

Total	$54,880	$60,358	$60,884

Operating profit (loss):
Allied Automotive Group	$9,021	$(46,458)	$13,721
Axis Group	4,312	1,869	738
Corporate/other	7,675	8,880	(2,591)

Total	21,008	(37,709)	11,868
Reconciling items:
Equity income in joint ventures	0	4,072	5,066
Gain on sale of equity investment in joint ventures	0	16,230	0
Write down of equity investment in joint venture	0	(10,042)	0
Interest expense	(30,627)	(37,574)	(33,813)
Interest income	2,463	3,874	5,509
Other, net	2,593	360	0

Loss before income taxes and cumulative effect of change in accounting principle	$(4,563)	$(60,789)	$(11,370)

Total Assets:
Allied Automotive Group	$296,935	$353,558	$437,945
Axis Group	35,663	43,881	64,869
Corporate/other	152,910	135,953	107,725

Total	$485,508	$533,392	$610,539

Capital expenditures:
Allied Automotive Group	$21,416	$19,198	$23,657
Axis Group	217	2,198	2,671
Corporate/other	153	67	5,947

Total	$21,786	$21,463	$32,275

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Geographic financial information for 2002, 2001, and 2000 is as follows (in thousands):

	2002	2001	2000

Revenues:
United States	$746,777	$747,018	$882,009
Canada	151,283	149,749	187,145

	$898,060	$896,767	$1,069,154

Long-lived assets:
United States	$224,119	$269,509	$326,793
Canada	58,310	59,581	70,254

	$282,429	$329,090	$397,047

      Revenues are attributed to the respective countries based on the location of the origination terminal.

      Substantially all of the Company’s revenues and receivables are realized through the automotive industry in the Allied Automotive Group.

      In 2002, 2001, and 2000, approximately 73%, 68%, and 73%, respectively, of the Allied Automotive Group’s revenues were derived from the three largest domestic automobile manufacturers. In 2002, 2001, and 2000, General Motors Corporation accounted for approximately 36%, 28%, and 31%, respectively, of revenues; Ford Motor Company accounted for approximately 24%, 25%, and 27%, respectively, of revenues; and DaimlerChrysler Corporation accounted for 13%, 15%, and 15%, respectively, of revenues. As of December 31, 2002 and 2001, General Motors Corporation accounted for approximately 26% and 21%, respectively, of receivables; Ford Motor Company accounted for approximately 32% and 29%, respectively, of receivables; and DaimlerChrysler Corporation accounted for 9% and 12%, respectively, of receivables.

(18)     Stockholders’ Equity

      The Company has authorized 5,000,000 shares of preferred stock with no par value. No shares have been issued, and therefore, there were no shares outstanding at December 31, 2002 and 2001. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

      The Company has a long-term incentive plan which allows the issuance of grants or awards of incentive stock options, restricted stock, stock appreciation rights, performance units, and performance shares to employees and directors of the Company to acquire up to 2,000,000 shares of the Company’s common stock.

      During 2000, the Company granted 168,398 shares of restricted stock to certain employees of the Company. No restricted stock was granted during 2001 or 2002. During 2002, 2001, and 2000, 12,478, 92,094, and 14,188 shares, respectively, of restricted stock were canceled. Compensation expense is recorded net of forfeitures over five years, the vesting period of the restricted stock. In connection with the awards of the restricted stock, the Company recorded compensation (benefit) expense of ($57,000), $181,000, and $803,000, in 2002, 2001 and 2000, respectively. As of December 31, 2002, 2001, and 2000 restricted stock shares outstanding were 172,534, 202,985, and 356,341, respectively.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, the Company has granted nonqualified and incentive stock options under the long-term incentive plan. Options granted become exercisable after one year in 20%, 33 1/3%, or 50% increments per year and expire ten years from the date of the grant.

			Weighted
		Option Price	Average
	Shares	(Per Share)	Exercise Price

Outstanding as of December 31, 1999	284,550	$7.06 — 17.13	$8.37
Granted	75,000	$6.12 — 8.63	$6.46
Canceled	(69,250)	$6.13 — 11.75	$6.32
Outstanding as of December 31, 2000	290,300	$7.06 — 17.13	$8.37
Granted	850,000	$1.80 — 2.77	$2.56
Canceled	(120,000)	$7.06 — 17.13	$8.03

Outstanding as of December 31, 2001	1,020,300	$1.80 — 11.75	$3.56
Granted	648,000	$2.60 — 5.15	$4.01
Canceled	(56,000)	$2.35 — 11.75	$5.58

Outstanding as of December 31, 2002	1,612,300	$1.80 — 11.75	$3.45

	2002	2001	2000

Options exercisable at year-end	531,631	146,964	155,300
Weighted average exercise price of options exercisable at year-end	$4.31	$8.85	$9.15
Per share weighted average fair value of options granted during the year	$4.01	$2.57	$4.18

      The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

	Options Outstanding at			Options Exercisable at
	December 31, 2002			December 31, 2002
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

			(Years)
$1.80 — 3.70	1,150,000	$2.71	8.86	378,331	$2.60
$4.30 — 7.06	379,000	$5.31	8.89	70,000	$7.06
$9.50 — 11.75	83,300	$9.72	3.40	83,300	$9.72

	1,612,300		8.20	561,631

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)     Quarterly Financial Data (Unaudited)

	2002

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Revenues	$213,259	$238,984	$212,985	$232,832
Operating income (loss)	3,765	9,897	(1,400)	8,746
Net (loss) income	(5,248)	2,109	(6,482)	2,095
Net (loss) earnings per share:
Basic	$(0.64)	$0.25	$(0.78)	$(0.25)
Diluted	(0.64)	0.24	(0.78)	(0.24)
Average shares outstanding:
Basic	8,252	8,300	8,324	8,360
Diluted	8,252	8,781	8,324	8,646

	2001

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Revenues	$218,179	$250,195	$204,010	$224,383
Operating loss	(23,179)	(1,031)	(11,571)	(1,928)
Net loss	(18,862)	(5,716)	(12,646)	(2,272)
Basic and diluted net loss per share	$(2.35)	$(0.71)	$(1.56)	$(0.28)
Average shares outstanding:
Basic and diluted	8,020	8,086	8,114	8,167

      Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 2002 and 2001 does not equal the total computed for the year.

(20)     Supplemental Guarantor Information

      The following consolidating balance sheet information, statements of operations information, and statements of cash flows information present the financial statement information of the parent company and the combined financial statements information of the Guarantor subsidiaries and Nonguarantor Subsidiaries. The Guarantors are jointly and severally liable for the Company’s obligations under the Notes and there are no restrictions on the ability of the Guarantors to make distributions to the Company. See note 12 for a description of the Notes and a listing of the Nonguarantor subsidiaries.

      The supplemental consolidating balance sheet information as of December 31, 2002 is as follows (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$7	$1,936	$8,310	$0	$10,253
Short-term investments	0	0	60,732	0	60,732
Receivables, net of allowance for doubtful accounts	0	56,003	2,509	0	58,512

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Inventories	0	5,071	0	0	5,071
Deferred tax asset — current	37,615	2,211	0	0	39,826
Prepayments and other current assets	17,645	10,826	214	0	28,685

Total current assets	55,267	76,047	71,765	0	203,079

Property and equipment, net	8,957	164,501	3,205	0	176,663
Other assets:
Goodwill, net	1,515	83,726	0	0	85,241
Other	16,860	2,743	922	0	20,525
Deferred tax asset — noncurrent	7,445	0	0	(7,445)	0
Intercompany receivables	55,952	0	91	(56,043)	0
Investment in subsidiaries	28,466	5,111	0	(33,577)	0

Total other assets	110,238	91,580	1,013	(97,065)	105,766

Total assets	$174,462	$332,128	$75,983	$(97,065)	$485,508

Current liabilities:
Current maturities of long-term debt	$0	$10,785	$0	$0	$10,785
Trade accounts payable	3,362	32,930	293	0	36,585
Intercompany payables	0	56,043	0	(56,043)
Accrued liabilities	9,755	63,835	19,291	0	92,881

Total current liabilities	13,117	163,593	19,584	(56,043)	140,251

Long-term debt, less current maturities	150,000	87,690	0	0	237,690
Postretirement benefits other than pensions	0	7,467	0	0	7,467
Deferred income taxes	0	34,743	448	(7,445)	27,746
Other long-term liabilities	1,031	31,572	29,437	0	62,040
Stockholders’ equity:
Common stock, no par value	0	0	0	0	0
Additional paid-in capital	46,801	166,130	2,488	(168,618)	46,801
Treasury Stock	(707)	0	0	0	(707)
Retained (deficit) earnings	(26,420)	(146,278)	24,026	122,252	(26,420)
Cumulative other comprehensive loss, net of tax	(9,360)	(12,789)	0	12,789	(9,360)

Total stockholders’ equity	10,314	7,063	26,514	(33,577)	10,314

Total liabilities and stockholders’ equity	$174,462	$332,128	$75,983	$(97,065)	$485,508

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The supplemental consolidating balance sheet information as of December 31, 2001 is as follows (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$209	$1,063	$9,271	$0	$10,543
Short-term investments	0	0	64,794	0	64,794
Receivables, net of allowance for doubtful accounts	24	69,112	3,156	0	72,292
Inventories	0	5,344	5	0	5,349
Deferred tax asset — current	31,658	493	252	0	32,403
Prepayments and other current assets	1,161	17,645	115	0	18,921

Total current assets	33,052	93,657	77,593	0	204,302

Property and equipment, net	11,743	199,378	3,520	0	214,641
Other assets:
Goodwill, net	1,515	88,715	0	0	90,230
Other	14,404	5,742	4,073	0	24,219
Deferred tax asset — noncurrent	14,362	0	0	(14,362)	0
Intercompany receivables	233,827	0	0	(233,827)	0
Investment in subsidiaries	11,697	8,757	0	(20,454)	0

Total other assets	275,805	103,214	4,073	(268,643)	114,449

Total assets	$320,600	$396,249	$85,186	$(268,643)	$533,392

Current liabilities:
Current maturities of long-term debt	$2,625	$0	$0	$0	$2,625
Trade accounts payable	2,753	37,326	153	0	40,232
Intercompany payables	0	230,040	3,787	(233,827)	0
Accrued liabilities	7,157	61,460	14,346	0	82,963

Total current liabilities	12,535	328,826	18,286	(233,827)	125,820

Long-term debt, less current maturities	286,523	10	0	0	286,533
Postretirement benefits other than pensions	0	9,363	0	0	9,363
Deferred income taxes	0	35,745	0	(14,362)	21,383
Other long-term liabilities	3,545	34,906	33,845	0	72,296

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Stockholders’ equity:
Common stock, no par value	0	0	0	0	0
Additional paid-in capital	46,520	90,061	13,849	(103,910)	46,520
Retained (deficit) earnings	(18,894)	(90,171)	20,649	69,522	(18,894)
Cumulative other comprehensive loss, net of tax	(8,922)	(12,491)	(1,443)	13,934	(8,922)
Treasury stock	(707)	0	0	0	(707)

Total stockholders’ equity	17,997	(12,601)	33,055	(20,454)	17,997

Total liabilities and stockholders’ equity	$320,600	$396,249	$85,186	$(268,643)	$533,392

      The supplemental consolidated income statement information for the year ended December 31, 2002 is as follows (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$26,466	$896,574	$38,005	$(62,985)	$898,060

Operating expenses:
Salaries, wages, and fringe benefits	9,162	474,383	0	0	483,545
Operating supplies and expenses	4,613	133,725	204	0	138,542
Purchased transportation	0	99,109	0	0	99,109
Insurance and claims	57	49,104	30,858	(36,519)	43,500
Operating taxes and licenses	226	33,357	0	0	33,583
Depreciation and amortization	2,940	51,469	471	0	54,880
Rents	1,846	4,489	7	0	6,342
Communications and utilities	1,401	5,007	11	0	6,419
Other operating expenses	3,841	32,620	389	(26,466)	10,384
Loss on disposal of operating assets, net	0	541	207	0	748

Total operating expenses	24,086	883,804	32,147	(62,985)	877,052

Operating income	2,380	12,770	5,858	0	21,008

Other income (expense):
Interest expense	(8,116)	(22,482)	(210)	181	(30,627)
Interest income	1	60	2,583	(181)	2,463
Gain on early extinguishment of debt	2,750	0	0	0	2,750
Other, net	(8)	(69)	(80)	0	(157)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Intercompany dividends	1,144	(1,144)	0	0	0
Equity in net (loss) income of subsidiaries	(16,675)	415	0	16,260	0

	(20,904)	(23,220)	2,293	16,260	(25,571)

(Loss) income before income taxes and cumulative effect of change in accounting principle	(18,524)	(10,450)	8,151	16,260	(4,563)
Income tax benefit (provision)	10,998	704	(10,573)	0	1,129

Loss before cumulative effect of change in accounting principle	(7,526)	(9,746)	(2,422)	16,260	(3,434)
Cumulative effect of change in accounting principle, net of tax	0	(4,092)	0	0	(4,092)

Net loss	$(7,526)	$(13,838)	$(2,422)	$16,260	$(7,526)

      The supplemental consolidated income statement information for the year ended December 31, 2001 is as follows (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$30,291	$895,147	$37,989	$(66,660)	$896,767

Operating expenses:
Salaries, wages, and fringe benefits	11,776	504,140	0	0	515,916
Operating supplies and expenses	1,698	147,287	126	0	149,111
Purchased transportation	0	97,756	0	0	97,756
Insurance and claims	53	57,394	29,759	(36,369)	50,837
Operating taxes and licenses	119	33,143	0	0	33,262
Depreciation and amortization	3,358	56,255	745	0	60,358
Rents	2,034	4,773	6	0	6,813
Communications and utilities	365	6,645	12	0	7,022
Other operating expenses	8,134	37,991	292	(30,291)	16,126
Gain on disposal of operating assets, net	0	(2,725)	0	0	(2,725)

Total operating expenses	27,537	942,659	30,940	(66,660)	934,476

Operating income (loss)	2,754	(47,512)	7,049	0	(37,709)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Other income (expense):
Equity in income of joint ventures, net of tax	0	3,897	175	0	4,072
Gain on sale of joint venture	0	16,230	0	0	16,230
Write down of joint venture	0	(1,518)	(8,524)	0	(10,042)
Interest expense	(4,982)	(32,425)	(219)	52	(37,574)
Interest income	91	183	3,652	(52)	3,874
Other, net	0	360	0	0	360
Intercompany dividends	6,215	(6,215)	0	0	0
Equity in net loss of subsidiaries	(65,769)	0	0	65,769	0

	(64,445)	(19,488)	(4,916)	65,769	(23,080)

(Loss) income before income taxes	(61,691)	(67,000)	2,133	65,769	(60,789)
Income tax benefit (provision)	22,195	2,674	(3,576)	0	21,293

Net loss	$(39,496)	$(64,326)	$(1,443)	$65,769	$(39,496)

      The supplemental consolidated income statement information for the year ended December 31, 2000 is as follows (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$8,213	$1,067,742	$33,679	$(40,480)	$1,069,154

Operating expenses:
Salaries, wages, and fringe benefits	5,802	578,725	0	0	584,527
Operating supplies and expenses	1,209	187,899	28	0	189,136
Purchased transportation	0	104,545	0	0	104,545
Insurance and claims	80	51,026	28,897	(32,267)	47,736
Operating taxes and licenses	16	39,373	0	0	39,389
Depreciation and amortization	1,208	59,307	369	0	60,884
Rents	535	8,035	0	0	8,570
Communications and utilities	19	7,314	0	0	7,333

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Other operating expenses	2,794	18,898	347	(8,213)	13,826
Loss on disposal of operating assets, net	0	1,340	0	0	1,340

Total operating expenses	11,663	1,056,462	29,641	(40,480)	1,057,286

Operating (loss) income	(3,450)	11,280	4,038	0	11,868

Other income (expense):
Equity in earnings (loss) of joint ventures, net of tax	0	5,173	(107)	0	5,066
Interest expense	779	(34,500)	(166)	74	(33,813)
Interest income	58	362	5,163	(74)	5,509
Intercompany dividends	1,000	0	(1,000)	0	0
Equity in net loss of subsidiaries	(9,986)	0	0	9,986	0

	(8,149)	(28,965)	3,890	9,986	(23,238)

(Loss) income before income taxes	(11,599)	(17,685)	7,928	9,986	(11,370)
Income tax benefit (provision)	5,298	2,299	(2,528)	0	5,069

Net (loss) income	$(6,301)	$(15,386)	$5,400	$9,986	$(6,301)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The supplemental consolidating statement of cash flows information for the year ended December 31, 2002 (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(7,526)	$(13,838)	$(2,422)	$16,260	$(7,526)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on early extinguishment of debt	(2,750)	0	0	0	(2,750)
Interest expense paid in kind	0	1,115	0	0	1,115
Amortization of deferred financing costs	4,004	0	0	0	4,004
Depreciation and amortization	2,940	51,469	471	0	54,880
Gain on disposal of assets and other, net	0	698	207	0	905
Cumulative effect of change in accounting principle	0	4,092	0	0	4,092
Deferred income taxes	454	(2,786)	700	0	(1,632)
Compensation expense related to stock options and grants	(57)	0	0	0	(57)
Amortization of Teamsters Union contract costs	0	2,400	0	0	2,400
Equity in net loss (income) of subsidiaries	16,675	(415)	0	(16,260)	0
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	24	13,296	347	0	13,667
Inventories	0	265	5	0	270
Prepayments and other current assets	(16,484)	6,797	(99)	0	(9,786)
Short-term investments	0	0	4,062	0	4,062
Trade accounts payable	609	(4,385)	173	0	(3,603)
Intercompany receivables (payables), net	176,797	(170,385)	(6,412)	0	0
Accrued liabilities	84	(1,971)	331	0	(1,556)

Net cash provided by (used in) operating activities	174,770	(113,648)	(2,637)	0	58,485

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from investing activities:
Purchases of property and equipment	(152)	(21,629)	(5)	0	(21,786)
Intercompany sale of property and equipment	(2)	2	0	0	0
Proceeds from sale of property and equipment	0	4,725	0	0	4,725
Proceeds from sale of joint venture	0	0	3,000	0	3,000
Capital contribution	(73,178)	73,100	78	0	0
Return of capital	40,881	(39,484)	(1,397)	0	0
Decrease in cash surrender value of life insurance	2,641	0	0	0	2,641

Net cash (used in) provided by investing activities	(29,810)	16,714	1,676	0	(11,420)

Cash flows from financing activities:
(Repayment) additions to revolving credit facility, net	$(98,900)	$24,637	$0	$0	$(74,263)
Additions to long-term debt	0	82,750	0	0	82,750
Repayment of long-term debt	(37,498)	(10,037)	0	0	(47,535)
Payment of deferred financing costs	(9,262)	0	0	0	(9,262)
Proceeds from issuance of common stock	338	0	0	0	338
Other, net	160	274	0	0	434

Net cash (used in) provided by financing activities	(145,162)	97,624	0	0	(47,538)

Effect of exchange rate changes on cash and cash equivalents	0	183	0	0	183

Net increase (decrease) in cash and cash equivalents	(202)	873	(961)	0	(290)
Cash and cash equivalents at beginning of year	209	1,063	9,271	0	10,543

Cash and cash equivalents at end of year	$7	$1,936	$8,310	$0	$10,253

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The supplemental consolidating statement of cash flows information for the year ended December 31, 2001 (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$(39,496)	$(64,326)	$(1,443)	$65,769	$(39,496)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest expense paid in kind	248	0	0	0	248
Amortization of deferred financing costs	4,795	0	0	0	4,795
Depreciation and amortization	3,358	56,255	745	0	60,358
Gain on disposal of assets and other, net	0	(3,890)	0	0	(3,890)
Gain on sale of joint ventures	0	(16,230)	0	0	(16,230)
Write down of joint venture	0	1,518	8,524	0	10,042
Deferred income taxes	(19,471)	(2,562)	330	0	(21,703)
Compensation expense related to stock options and grants	181	0	0	0	181
Equity in loss of joint venture	0	(3,897)	(175)	0	(4,072)
Amortization of Teamsters Union contract costs	0	2,403	0	0	2,403
Equity in net loss of subsidiaries	65,769	0	0	(65,769)	0
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	$781	$42,469	$(2,571)	$0	$40,679
Inventories	0	1,985	(5)	0	1,980
Prepayments and other current assets	813	(2,779)	2,259	0	293
Short-term investments	0	0	(4,902)	0	(4,902)
Trade accounts payable	1,163	(5,836)	(757)	0	(5,430)
Intercompany receivables (payables), net	27,023	(29,228)	2,205	0	0
Accrued liabilities	(6,695)	5,425	4,046	0	2,776

Net cash provided by (used in) operating activities	38,469	(18,693)	8,256	0	28,032

Cash flows from investing activities:				0
Purchases of property and equipment	(67)	(20,741)	(655)	0	(21,463)
Intercompany sale of property and equipment	1,423	(1,423)	0	0	0

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Proceeds from sale of property and equipment	0	11,762	0	0	11,762
Investment in joint venture	0	0	(464)	0	(464)
Cash received from joint venture	0	8,624	0	0	8,624
Proceeds from sale of joint venture	0	20,560	0	0	20,560
Decrease in cash surrender value of life insurance	420	0	0	0	420

Net cash provided by (used in) investing activities	1,776	18,782	(1,119)	0	19,439

Cash flows from financing activities:
(Repayment) additions to revolving credit facility, net	(35,528)	(438)	0	0	(35,966)
Repayment of long-term debt	0	(109)	0	0	(109)
Payment of deferred financing costs	(3,574)	0	0	0	(3,574)
Proceeds from exercise of stock options	349	0	0	0	349
Other, net	(70)	(1,153)	611	0	(612)

Net cash (used in) provided by financing activities	(38,823)	(1,700)	611	0	(39,664)

Effect of exchange rate changes on cash and cash equivalents	0	611	0	0	611

Net increase (decrease) in cash and cash equivalents	1,422	(1,000)	7,748	0	8,170
Cash and cash equivalents at beginning of year	(1,213)	2,063	1,523	0	2,373

Cash and cash equivalents at end of year	$209	$1,063	$9,271	$0	$10,543

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The supplemental consolidating statement of cash flows information for the year ended December 31, 2000 (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(6,301)	$(15,386)	$5,400	9,986	$(6,301)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,208	59,307	369	0	60,884
Amortization of deferred financing costs	1,616	0	0	0	1,616
Loss on disposal of assets and other, net	0	1,340	0	0	1,340
Amortization of Teamsters Union contract costs	0	2,490	0	0	2,490
Equity in (earnings) loss of joint venture	0	(5,173)	107	0	(5,066)
Compensation expense related to stock options and grants	803	0	0	0	803
Deferred income taxes	(5,463)	(2,374)	(582)	0	(8,419)
Equity in net loss of subsidiaries	9,986	0	0	(9,986)	0
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	(791)	8,506	481	0	8,196
Inventories	0	497	0	0	497
Prepayments and other current assets	(363)	5,139	(2,060)	0	2,716
Short-term investments	0	0	(15,567)	0	(15,567)
Trade accounts payable	1,245	398	413	0	2,056
Intercompany receivables (payables), net	1,511	(1,709)	198	0	0
Accrued liabilities	7,187	(24,575)	4,730	0	(12,658)

Net cash provided by (used in) operating activities	10,638	28,460	(6,511)	0	32,587

Cash flows from investing activities:
Purchases of property and equipment	(2,037)	(28,865)	(1,373)	0	(32,275)
Intercompany sale of property and equipment	(15,372)	15,372	0	0	0
Proceeds from sale of property and equipment	0	977	0	0	977
Purchase of business, net of cash acquired	0	(8,352)	0	0	(8,352)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Investment in joint ventures	0	(616)	0	0	(616)
Cash received from joint ventures	0	1,509	0	0	1,509
Return of capital	11,999	(11,999)	0	0	0
Intercompany dividend received (paid)	6,585	(6,585)	0	0	0
Increase in cash surrender value of life insurance	(9,264)	8,723	0	0	(541)

Net cash used in investing activities	(8,089)	(29,836)	(1,373)	0	(39,298)

Cash flows from financing activities:
(Repayment) additions to revolving credit facility, net	(5,572)	399	0	0	(5,173)
Additions to long-term debt	0	0	0	0	0
Repayment of long-term debt	0	(128)	0	0	(128)
Payment of deferred financing costs	(421)	0	0	0	(421)
Proceeds from issuance of common stock	750	0	0	0	750
Repurchase of common stock	(521)	0	0	0	(521)
Other, net	150	166	966	0	1,282

Net cash (used in) provided by financing activities	(5,614)	437	966	0	(4,211)

Effect of exchange rate changes on cash and cash equivalents	0	(177)	(512)	0	(689)

Net decrease in cash and cash equivalents	(3,065)	(1,116)	(7,430)	0	(11,611)

Cash and cash equivalents at beginning of year	1,852	3,179	8,953	0	13,984

Cash and cash equivalents at end of year	$(1,213)	$2,063	$1,523	$0	$2,373

      This is a copy of the report previously issued in connection with the Company’s 2001 Annual Report and has not been reissued by Arthur Andersen LLP.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

To Allied Holdings, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Allied Holdings, Inc.’s 2001 annual report to stockholders and this Form 10-K, and have issued our report thereon dated February 25, 2002, except with respect to the matter discussed in the fourth paragraph of Note 4, as to which the date is March 27, 2002. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of the Company’s management, is presented for purposes of complying with the Securities and Exchange Commission’s rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen, LLP

Atlanta, Georgia

February 25, 2002
(except with respect to the
matter discussed in the
fourth paragraph of Note 4
of the financial
statements referred to
above, as to which the date is
March 27, 2002)

S-1

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001, and 2000

		Additions(a)
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Classification	Period	Expense	Deductions(b)	End of Year

	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2002	$11,058	$1,517	$(6,988)	$5,587
Year ended December 31, 2001	4,071	7,250	(263)	11,058
Year ended December 31, 2000	1,508	2,768	(205)	4,071

(a)	Additions are recorded as reduction of revenue as they primarily represent billing adjustments.

(b)	Write-off of uncollectible accounts.

S-2