Form 10-Q
period 2003-03-31
ALLIED HOLDINGS INC
filed 2003-05-15
CIK 909950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 — For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 — For the transition period from to

Commission File Number: 0-22276

ALLIED HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

GEORGIA	58-0360550

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Suite 200, 160 Clairemont Avenue, Decatur, Georgia 30030

(Address of principal executive offices)

(404) 373-4285

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒   No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934)  ☐  Yes    ☒  No

Outstanding common stock, no par value at April 22, 2003	8,499,405

ALLIED HOLDINGS, INC. & SUBSIDIARIES

INDEX

PART I

FINANCIAL INFORMATION

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,748	$10,253
Short-term investments	63,174	60,732
Receivables, net of allowance for doubtful accounts of $5,798 and $5,587 respectively	55,094	58,512
Inventories	5,237	5,071
Deferred tax assets	34,701	39,826
Prepayments and other current assets	30,574	28,685

Total current assets	194,528	203,079

PROPERTY AND EQUIPMENT, NET	172,808	176,663

GOODWILL, NET	86,867	85,241

OTHER	19,325	20,525

Total assets	$473,528	$485,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$13,418	$10,785
Trade accounts payable	32,382	36,585
Accrued liabilities	91,968	92,881

Total current liabilities	137,768	140,251

LONG-TERM DEBT, less current maturities	241,671	237,690

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	7,370	7,467

DEFERRED INCOME TAXES	19,418	27,746

OTHER LONG-TERM LIABILITIES	60,525	62,040

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000 shares authorized, none outstanding	—	—
Common stock, no par value; 20,000 shares authorized, 8,444 and 8,421 shares outstanding at March 31, 2003 and December 31, 2002, respectively	—	—
Additional paid-in capital	46,918	46,801
Treasury stock at cost, 139 shares at March 31, 2003 and December 31, 2002	(707)	(707)
Accumulated deficit	(32,084)	(26,420)
Accumulated other comprehensive loss, net of tax	(7,351)	(9,360)

Total stockholders’ equity	6,776	10,314

Total liabilities and stockholders’ equity	$473,528	$485,508

The accompanying notes are an integral part of these consolidated balance sheets.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	For the Three Months Ended
	March 31,

	2003	2002

	(Unaudited)	(Unaudited)
REVENUES	$213,592	$213,259

OPERATING EXPENSES:
Salaries, wages and fringe benefits	117,575	118,536
Operating supplies and expenses	37,180	30,905
Purchased transportation	24,713	21,580
Insurance and claims	9,357	10,571
Operating taxes and licenses	7,838	8,463
Depreciation and amortization	12,024	13,663
Rents	1,620	1,553
Communications and utilities	1,888	1,992
Other operating expenses	2,849	3,297
Loss (gain) on disposal of operating assets, net	264	(1,029)

Total operating expenses	215,308	209,531

Operating (loss) income	(1,716)	3,728

OTHER INCOME (EXPENSE):
Interest expense	(7,381)	(8,122)
Interest income	326	272
Gain on early extinguishment of debt	—	2,750
Foreign exchange gains, net	1,018	37
Other, net	—	(207)

	(6,037)	(5,270)

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(7,753)	(1,542)
INCOME TAX BENEFIT	2,089	386

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(5,664)	(1,156)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	(4,092)

NET LOSS	$(5,664)	$(5,248)

BASIC & DILUTED LOSS PER COMMON SHARE:
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
BASIC AND DILUTED	$(0.67)	$(0.14)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX:
BASIC AND DILUTED	—	(0.50)

NET LOSS: BASIC AND DILUTED	$(0.67)	$(0.64)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	8,409	8,252

The accompanying notes are an integral part of these financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Three Months Ended
	March 31,
	2003	2002

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,664)	$(5,248)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on early extinguishment of debt	—	(2,750)
Interest expense paid in kind	369	12
Amortization of deferred financing costs	1,012	1,045
Depreciation and amortization	12,024	13,663
Loss (gain) on disposal of assets and other, net	264	(822)
Foreign exchange gains, net	(1,018)	(37)
Cumulative effect of change in accounting principle	—	4,092
Deferred income taxes	(4,401)	(1,767)
Compensation expense related to stock options and grants	60	59
Amortization of Teamsters Union contract costs	600	600
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	2,810	9,473
Inventories	(226)	99
Prepayments and other current assets	(2,039)	1,405
Short-term investments	(2,442)	136
Trade accounts payable	(3,810)	(2,467)
Accrued liabilities	(2,146)	6,878

Net change in operating assets and liabilities	(7,853)	15,524

Net cash (used in) provided by operating activities	(4,607)	24,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,878)	(2,626)
Proceeds from sale of property and equipment	11	2,185
Decrease in the cash surrender value of life insurance	1	183

Net cash used in investing activities	(5,866)	(258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to (repayments of) revolving credit facilities, net	8,471	(49,458)
Additions to long-term debt	—	82,750
Repayment of long-term debt	(2,226)	(39,671)
Payment of deferred financing costs	(407)	(8,803)
Proceeds from issuance of common stock	57	24
Other, net	(12)	125

Net cash provided by (used in) financing activities	5,883	(15,033)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	85	(8)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,505)	9,072
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,253	10,543

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,748	$19,615

The accompanying notes are an integral part of these financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2003 and 2002

(1)	Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the “Company”) included in the Company’s 2002 Annual Report on Form 10-K.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

(2)	Use of Estimates

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

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted the provisions of the standard effective January 1, 2003. The Statement did not have a material impact on the financial position or results of operations of the Company as of the date of adoption.

In July 2002, the FASB issued SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The Company adopted the provisions of the standard effective January 1, 2003. The Statement did not have a material impact on the financial position or results of operations of the Company as of the date of adoption.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company adopted the provisions of the Interpretation effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the financial position or results of operations of the Company as of the date of adoption. See note 11, “Guarantees and Indemnifications.”

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 44, and 64 Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates clarifies and simplifies existing accounting pronouncements. The Statement requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in Opinion 30 must be reclassified. The Statement is effective for fiscal years beginning after May 15, 2002. The Company elected early adoption of the standard. Accordingly, the after-tax gain on early extinguishment of debt that was reported as an extraordinary item in the first quarter of 2002 has been reclassified and is currently reported as other income.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years and interim periods ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. This interpretation applies immediately to variable interest entities that are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003. The Company did not have any variable interest entities prior to February 1, 2003 and has not created any for which control has been maintained since January 31, 2003. Therefore, this Interpretation is not expected to have a material impact on the financial position or results of operations of the Company.

(4)	Prepayments and Other Current Assets

Prepayments and other current assets consist of the following at March 31, 2003 and December 31, 2002 (in thousands):

	March 31,	December 31,
	2003	2002

Tires on tractors and trailers	$7,581	$7,082
Prepaid insurance	1,269	1,773
Prepaid pension cost	14,885	14,968
Other	6,839	4,862

	$30,574	$28,685

(5)	Property and Equipment

Property and equipment consists of the following at March 31, 2003 and December 31, 2002 (in thousands):

	March 31,	December 31,
	2003	2003	Useful Lives

Tractors and trailers	$431,862	$421,615	4 to 10 years
Buildings and facilities (including leasehold improvements)	45,476	44,925	5 to 30 years
Land	12,100	11,958
Furniture, fixtures, and equipment	42,096	41,819	3 to 10 years
Service cars and equipment	3,127	3,111	3 to 10 years

	534,661	523,428
Less accumulated depreciation and amortization	361,853	346,765

	$172,808	$176,663

Depreciation expense amounted to $11,977,000 and $13,618,000 for the three months ended March 31, 2003 and 2002, respectively.

(6)	Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, the Company no longer amortizes goodwill but reviews it annually for impairment, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of goodwill below its carrying value. The adoption of SFAS No. 142 is a required change in accounting principle, and the cumulative effect of adopting this standard as of January 1, 2002 resulted in a non-cash, after-tax decrease to net income of $4.1 in the first quarter of 2002. The Company’s reporting units are the Allied Automotive Group and the Axis Group.

The following table sets forth the carrying value of goodwill by reporting unit as of March 31, 2003 and December 31, 2002 (in thousands):

	Allied
	Automotive	Axis
	Group	Group	Total

Balance as of December 31, 2002	$73,043	$12,198	$85,241
Increase in carrying amount due to a change in currency rates	1,619	7	1,626

Balance as of March 31, 2003	$74,662	$12,205	$86,867

(7)	Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

During 2002, the Company performed an analysis of certain fleet equipment that was recently idled. The assets were evaluated in order to determine if they were candidates for the fleet remanufacturing and engine replacement program. Approximately 1,000 tractors or trailers were not considered viable candidates for the program and a decision was made that they would not be placed back into operations. As a result, depreciation was accelerated to the reduced useful life resulting in an additional charge of $2.1 million to depreciation expense in the fourth quarter of 2002. Management is developing a disposal plan regarding these assets and anticipates disposing of them during 2003.

(8)	Accrued Liabilities

Accrued liabilities consists of the following at March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003	December 31, 2002

Wages and benefits	$40,719	$41,903
Claims and insurance reserves	29,363	35,487
Other	21,886	15,491

	$91,968	$92,881

(9)	Long-Term Debt

Long-term debt consisted of the following at March 31, 2003 and December 31, 2002 (in thousands):

	March 31,	December 31,
	2003	2002

Revolving credit facility	$33,107	$24,635
Term Loan A	5,247	7,474
Term Loan B	25,909	25,684
Term Loan C	11,576	11,432
Term Loan D	29,250	29,250
Senior notes	150,000	150,000

	255,089	248,475
Less current maturities of long-term debt	(13,418)	(10,785)

	$241,671	$237,690

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

On February 25, 2002, the Company refinanced the Revolving Credit Facility and Senior Subordinated Notes with a new credit facility including certain term loans (the “Term Loans”) (the new credit facility and the term loans, collectively, the “Credit Facility”). Proceeds from the Term Loans were used to repurchase the $40.0 million of Senior Subordinated Notes for $37.25 million. In conjunction with the extinguishment of this debt, the Company recognized a pre-tax gain of $2.75 million, during the first quarter of 2002. The Credit Facility includes a revolving credit facility (the “Revolver”) that allows the Company to borrow under a revolving line of credit up to the lesser of $120.0 million or a borrowing base amount as defined in the Credit Facility. The interest rate for the Revolver is based upon the prime rate plus 1.5% or LIBOR plus 4.5% at management’s discretion with a minimum interest rate of 6.5%. Annual commitment fees are due on the undrawn portion of the commitment. At March 31, 2003, $33.1 million was outstanding under the Revolver, and approximately $19.6 million was committed under letters of credit. As of March 31, 2003 the Company had approximately $39.3 million available under the Revolver. The Revolver matures on February 25, 2005.

Borrowings under the Company’s credit facility are collateralized with the assets of the Company and certain of its subsidiaries. If the Company were unable to repay any borrowing under its credit facility when due, the lenders thereunder would have the right to proceed against the collateral granted to them to secure the debt. Any default under the Company’s debt instruments, particularly any default that resulted in acceleration of indebtedness or foreclosure on collateral, could have a material adverse effect on the Company.

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

The following table summarizes the terms of the loans in the Credit Facility:

	Term Loan A	Term Loan B	Term Loan C	Term Loan D

Date of note Maturity date Original amount Interest rate	February 25, 2002 February 25, 2005 $17,500,000 Prime + 2.75% or Min of 7.75%	February 25, 2002 February 25, 2005 $25,000,000 Prime + 6.5% or Min of 11.5%	February 25, 2002 February 25, 2005 $11,000,000 Prime + 9% or Min of 14%	February 25, 2002 February 28, 2005 $29,250,000 Prime + 3.5%

The Credit Facility agreement sets forth a number of affirmative, negative, and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants require the Company to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization, and gains and losses on disposal of operating assets amount and include maximum leverage and minimum fixed charges coverage ratios. The Company was in compliance at March 31, 2003.

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

(10)	Commitments and Contingencies

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

(11)	Guarantees and Indemnifications

Guarantees

The Company leases office space and certain terminal facilities under noncancelable and cancelable (i.e. month-to-month terms) operating lease agreements. Certain of the leases provide for guarantees to restore leased premises to original conditions at the lessors’ discretion upon termination of the leases. With respect to the guarantees that the Company issued in the three months ended March 31, 2003, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of the occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors. Through internal analysis the Company determined that the fair value of the guarantees issued in the three months ended March 31, 2003 was not material to the Company’s financial position or results of operations.

Indemnifications

The Company enters into indemnification provisions under its agreements with certain of its customers, suppliers, service providers, and business partners in the ordinary course of business. Under these provisions, subject to various limitations and qualifications, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The potential losses primarily relate to obligations that are insured under the Company’s insurance programs. These indemnifications provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

In addition, the Company is obligated to indemnify its directors and officers who are, or were, serving at the Company’s request in such capacities, subject to the Company’s By-laws. The maximum potential amount of future payments that the Company could be required to make under the By-laws is unlimited; however the Company has Director and Officer insurance policies that, in most cases, would limit its exposure and enable it to recover a portion of any future amounts paid. Historically, costs incurred to settle claims related to these indemnifications have not been material to the Company’s financial position or results of operations, and accordingly, no liabilities have been recorded for these provisions as of March 31, 2003.

(12)	Net Income (Loss) Per Common Share

SFAS No. 128, Earnings Per Share, requires presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the periods presented. Diluted earnings per share reflect the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

A reconciliation of net income (loss) and the weighted average number of common shares outstanding used to calculate basic and diluted net income (loss) per common share for the three months ended March 31, 2003 and 2002 is as follows:

	For the Three Months Ended
	March 31,

	2003	2002

Basic Earnings Per Share:
Weighted average number of common shares outstanding	8,409	8,252

Loss before cumulative effect of a change in accounting principle	$(5,664)	$(1,156)
Cumulative effect of a change in accounting principle, net of taxes	—	(4,092)

Net loss	$(5,664)	$(5,248)

Net loss per share:
Loss before cumulative effect of a change in accounting principle	$(0.67)	$(0.14)
Cumulative effect of a change in accounting principle, net of taxes	—	(0.50)

Net loss per common share	$(0.67)	$(0.64)

	For the Three Months Ended
	March 31,

	2003	2002

Diluted Earnings Per Share:
Weighted average number of common shares outstanding	8,409	8,252
Shares issued upon assumed exercise of outstanding stock options	—	—

Weighted average number of common and common equivalent shares	8,409	8,252

Loss before cumulative effect of a change in accounting principle	$(5,664)	$(1,156)
Cumulative effect of a change in accounting principle, net of taxes	—	(4,092)

Net loss	$(5,664)	$(5,248)

Net loss per share:
Loss before cumulative effect of a change in accounting principle	$(0.67)	$(0.14)
Cumulative effect of a change in accounting principle, net of taxes	—	(0.50)

Net loss per common share	$(0.67)	$(0.64)

Common stock equivalents for approximately 326,000 and 293,000 shares outstanding at March 31, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive.

(13)	Stock Option Plan

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted only the disclosure requirements SFAS No. 123. The Company did not grant any significant stock options during the first quarter of 2003. If the Company had elected to recognize compensation cost for the long-term incentive plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS No. 123, net income and earnings per share, using the Black-Scholes option pricing valuation model, would have been changed to the pro forma amounts indicated below at March 31, 2003 and 2002 (in thousands, except per share data):

	For the Three Months Ended
	March 31,

	2003	2002

Reported net loss	$(5,664)	$(5,248)
Less: stock-based employee compensation included in reported net loss, net of related taxes	0	0
Plus: stock-based employee compensation determined under the fair value method, net of related taxes	(124)	(133)

Pro forma net loss	$(5,788)	$(5,381)

Loss per share:
As reported:
Basic and diluted	$(0.67)	$(0.64)
Pro forma:
Basic and diluted	$(0.69)	$(0.65)

(14)	Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners. The Company had a comprehensive loss of $3.6 million in the first quarter of 2003 versus a comprehensive loss of $5.4 million in the first quarter of 2002. The difference between comprehensive loss and net loss is the foreign currency translation adjustment and minimum pension liability, net of income taxes.

(15)	Industry Segment and Geographic Information

In accordance with the requirements of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company has identified two reportable industry segments through which it conducts its operating activities: Allied Automotive Group and Axis Group. These two segments reflect the organization used by management for internal reporting. Allied Automotive Group is engaged in the business of transporting automobiles, light trucks and SUV’s from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group, through its subsidiaries, is engaged in the business of securing and managing vehicle distribution services, automobile inspections, auction and yard management services, intra-modal transport, vehicle tracking, vehicle accessorization, and dealer preparatory services for the automotive industry.

	For the Three Months Ended
	March 31,

	2003	2002

Revenues – unaffiliated customers:
Allied Automotive Group	$206,202	$206,610
Axis Group	7,390	6,649
Corporate/other	0	0

Total	$213,592	$213,259

Depreciation and amortization:
Allied Automotive Group	$10,411	$12,190
Axis Group	736	707
Corporate/other	877	766

Total	$12,024	$13,663

Operating (loss) profit:
Allied Automotive Group	$(1,077)	$5,569
Axis Group	671	112
Corporate/other	(1,310)	(1,953)

Total	$(1,716)	$3,728
Reconciling items:
Interest expense	$(7,381)	$(8,122)
Interest income	326	272
Gain on early extinguishment of debt	0	2,750
Foreign exchange gains, net	1,018	37
Other, net	0	(207)

Loss before income taxes and cumulative effect of change in accounting principle	$(7,753)	$(1,542)

	March 31,	December 31,
	2003	2002

Total Assets:
Allied Automotive Group	$297,877	$296,935
Axis Group	32,498	35,663
Corporate/other	143,153	152,910

Total	$473,528	$485,508

	For the Three Months Ended
	March 31,

	2003	2002

Capital expenditures:
Allied Automotive Group	$5,693	$2,608
Axis Group	158	18
Corporate/other	27	0

Total	$5,878	$2,626

Geographical information for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

	For Three Months Ended
	March 31,

	2003	2002

Revenues:
United States	$176,205	$178,228
Canada	37,387	35,031

Total	$213,592	$213,259

	March 31,	December 31,
	2003	2002

Long-lived assets:
United States	$217,818	$224,119
Canada	61,182	58,310

Total	$279,000	$282,429

Revenues are attributed to the respective countries based on the location of the origination terminal.

Substantially all of the Company’s revenues and receivables are realized through the automotive industry in the Allied Automotive Group.

(16)	Supplemental Guarantor Information

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
MARCH 31, 2003
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CURRENT ASSETS:
Cash and cash equivalents	$—	$1,158	$4,590	$—	$5,748
Short-term investments	—	—	63,174	—	63,174
Receivables, net of allowance for doubtful accounts	—	53,064	2,030	—	55,094
Inventories	—	5,237	—	—	5,237
Deferred tax asset — current	32,478	2,223	—	—	34,701
Prepayments and other current assets	16,173	14,153	248	—	30,574

Total current assets	48,651	75,835	70,042	—	194,528

PROPERTY AND EQUIPMENT, NET	8,291	161,341	3,176	—	172,808
OTHER ASSETS:
Goodwill, net	1,515	85,352	—	—	86,867
Other	16,329	2,112	884	—	19,325
Deferred tax asset — noncurrent	15,699	—	—	(15,699)	—
Intercompany receivables	56,658	—	—	(56,658)	—
Investment in subsidiaries	24,984	5,230	—	(30,214)	—

Total other assets	115,185	92,694	884	(102,571)	106,192

Total assets	$172,127	$329,870	$74,102	$(102,571)	$473,528

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$13,418	$—	$—	$13,418
Trade accounts payable	2,802	29,256	324	—	32,382
Intercompany payables	—	56,485	173	(56,658)	—
Accrued liabilities	11,518	66,759	13,691	—	91,968

Total current liabilities	14,320	165,918	14,188	(56,658)	137,768

LONG-TERM DEBT, less current maturities	150,000	91,671	—	—	241,671
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	7,370	—	—	7,370
DEFERRED INCOME TAXES	—	34,669	448	(15,699)	19,418
OTHER LONG-TERM LIABILITIES	1,031	26,765	32,729	—	60,525
STOCKHOLDERS’ EQUITY:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	46,918	166,130	2,488	(168,618)	46,918
Treasury stock	(707)	—	—	—	(707)
Retained (deficit) earnings	(32,084)	(150,353)	24,249	126,106	(32,084)
Accumulated other comprehensive loss, net of tax	(7,351)	(12,300)	—	12,298	(7,351)

Total stockholders’ equity	6,776	3,477	26,737	(30,214)	6,776

Total liabilities and stockholders’ equity	$172,127	$329,870	$74,102	$(102,571)	$473,528

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2002
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CURRENT ASSETS:
Cash and cash equivalents	$7	$1,936	$8,310	$—	$10,253
Short-term investments	—	—	60,732	—	60,732
Receivables, net of allowance for doubtful accounts	—	56,003	2,509	—	58,512
Inventories	—	5,071	—	—	5,071
Deferred tax assets	37,615	2,211	—	—	39,826
Prepayments and other current assets	17,645	10,826	214	—	28,685

Total current assets	55,267	76,047	71,765	—	203,079

PROPERTY AND EQUIPMENT, NET	8,957	164,501	3,205	—	176,663
OTHER ASSETS:
Goodwill, net	1,515	83,726	—	—	85,241
Other	16,860	2,743	922	—	20,525
Deferred tax asset	7,445	—	—	(7,445)	—
Intercompany receivables	55,952	—	91	(56,043)	—
Investment in subsidiaries	28,466	5,111	—	(33,577)	—

Total other assets	110,238	91,580	1,013	(97,065)	105,766

Total assets	$174,462	$332,128	$75,983	$(97,065)	$485,508

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$10,785	$—	$—	$10,785
Trade accounts payable	3,362	32,930	293	—	36,585
Intercompany payables	—	56,043	—	(56,043)	—
Accrued liabilities	9,755	63,835	19,291	—	92,881

Total current liabilities	13,117	163,593	19,584	(56,043)	140,251

LONG-TERM DEBT, less current maturities	150,000	87,690	—	—	237,690
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	7,467	—	—	7,467
DEFERRED INCOME TAXES	—	34,743	448	(7,445)	27,746
OTHER LONG-TERM LIABILITIES	1,031	31,572	29,437	—	62,040
STOCKHOLDERS’ EQUITY:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	46,801	166,130	2,488	(168,618)	46,801
Treasury stock	(707)	—	—	—	(707)
Retained (deficit) earnings	(26,420)	(146,278)	24,026	122,252	(26,420)
Accumulated other comprehensive loss, net of tax	(9,360)	(12,789)	—	12,789	(9,360)

Total stockholders’ equity	10,314	7,063	26,514	(33,577)	10,314

Total liabilities and stockholders’ equity	$174,462	$332,128	$75,983	$(97,065)	$485,508

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
THREE MONTHS ENDED MARCH 31, 2003
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$6,806	$213,250	$9,022	$(15,486)	$213,592

OPERATING EXPENSES:
Salaries, wages and fringe benefits	2,610	114,965	—	—	117,575
Operating supplies and expenses	2,233	34,895	52	—	37,180
Purchased transportation	—	24,713	—	—	24,713
Insurance and claims	—	9,511	8,526	(8,680)	9,357
Operating taxes and licenses	65	7,773	—	—	7,838
Depreciation and amortization	878	11,026	120	—	12,024
Rents	478	1,140	2	—	1,620
Communications and utilities	935	950	3	—	1,888
Other operating expenses	979	8,576	100	(6,806)	2,849
Loss on disposal of operating assets, net	—	264	—	—	264

Total operating expenses	8,178	213,813	8,803	(15,486)	215,308

Operating (loss) income	(1,372)	(563)	219	—	(1,716)

OTHER INCOME (EXPENSE):
Interest expense	(3,299)	(5,107)	(48)	1,073	(7,381)
Interest income	1,073	21	305	(1,073)	326
Intercompany dividends	—	—	—	—	—
Foreign exchange gains, net	—	1,089	(71)	—	1,018
Equity in (losses) earnings of subsidiaries	(3,972)	120	—	3,852	—

	(6,198)	(3,877)	186	3,852	(6,037)

(LOSS) INCOME BEFORE INCOME TAXES	(7,570)	(4,440)	405	3,852	(7,753)
INCOME TAX BENEFIT (EXPENSE)	1,906	365	(182)	—	2,089

NET (LOSS) INCOME	$(5,664)	$(4,075)	$223	$3,852	$(5,664)

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
THREE MONTHS ENDED MARCH 31, 2002
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$2,535	$212,767	$9,622	$(11,665)	$213,259

OPERATING EXPENSES:
Salaries, wages and fringe benefits	1,476	117,060	—	—	118,536
Operating supplies and expenses	326	30,540	39	—	30,905
Purchased transportation	—	21,580	—	—	21,580
Insurance and claims	—	10,571	9,130	(9,130)	10,571
Operating taxes and licenses	54	8,409	—	—	8,463
Depreciation and amortization	766	12,778	119	—	13,663
Rents	423	1,128	2	—	1,553
Communications and utilities	185	1,804	3	—	1,992
Other operating expenses	1,165	4,581	86	(2,535)	3,297
Gain on disposal of operating assets, net		(1,029)			(1,029)

Total operating expenses	4,395	207,422	9,379	(11,665)	209,531

Operating (loss) income	(1,860)	5,345	243	—	3,728

OTHER INCOME (EXPENSE):
Interest expense	(2,180)	(5,853)	(89)	—	(8,122)
Interest income	—	(35)	307	—	272
Gain on early extinguishment of debt	2,750	—	—	—	2,750
Intercompany dividends	160	(160)	—	—	—
Foreign exchange gains, net	—	37	—	—	37
Other, net	—	—	(207)	—	(207)
Equity in (losses) earnings of subsidiaries	(5,258)	97	—	5,161	—

	(4,528)	(5,914)	11	5,161	(5,270)

(LOSS) INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(6,388)	(569)	254	5,161	(1,542)
INCOME TAX BENEFIT (EXPENSE)	1,140	(26)	(728)	—	386

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(5,248)	(595)	(474)	5,161	(1,156)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	(4,092)	—	—	(4,092)

NET LOSS	$(5,248)	$(4,687)	$(474)	$5,161	$(5,248)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
THREE MONTHS ENDED MARCH 31, 2003
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,664)	$(4,075)	$223	$3,852	$(5,664)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Interest expense paid in kind	—	369	—	—	369
Amortization of deferred financing costs	1,012	—	—	—	1,012
Depreciation and amortization	878	11,026	120	—	12,024
Loss on disposal of assets and other, net	—	264	—	—	264
Foreign exchange gains, net	—	(1,018)	—	—	(1,018)
Deferred income taxes	(4,401)	—	—	—	(4,401)
Compensation expense related to stock options and grants	60	—	—	—	60
Equity in losses (earnings) of subsidiaries	3,972	(120)	—	(3,852)	—
Amortization of Teamsters Union contract costs	—	600	—	—	600
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	—	2,331	479	—	2,810
Inventories	—	(226)	—	—	(226)
Prepayments and other current assets	1,472	(3,477)	(34)	—	(2,039)
Short-term investments	—	—	(2,442)	—	(2,442)
Trade accounts payable	(560)	(3,281)	31	—	(3,810)
Intercompany payables	2,098	(2,362)	264	—	—
Accrued liabilities	1,763	(1,601)	(2,308)	—	(2,146)

Net change in operating assets and liabilities	4,773	(8,616)	(4,010)	—	(7,853)

Net cash provided by (used in) operating activities	630	(1,570)	(3,667)	—	(4,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27)	(5,798)	(53)	—	(5,878)
Proceeds from sale of property and equipment	—	11	—	—	11
Decrease in cash surrender value of life insurance	1	—	—	—	1

Net cash used in investing activities	(26)	(5,787)	(53)	—	(5,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to revolving credit facilities, net	—	8,471	—	—	8,471
Repayment of long-term debt	—	(2,226)	—	—	(2,226)
Payment of deferred financing costs	(407)	—	—	—	(407)
Proceeds from issuance of common stock	57	—	—	—	57
Other, net	(261)	249	—	—	(12)

Net cash (used in) provided by financing activities	(611)	6,494	—	—	5,883

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	85	—	—	85
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7)	(778)	(3,720)	—	(4,505)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7	1,936	8,310	—	10,253

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,158	$4,590	$—	$5,748

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,248)	$(4,687)	$(474)	$5,161	$(5,248)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on early extinguishment of debt	(2,750)	—	—	—	(2,750)
Interest expense paid in kind	—	12	—	—	12
Amortization of deferred financing costs	1,045	—	—		1,045
Depreciation and amortization	766	12,778	119	—	13,663
Loss (gain) on disposal of assets and other, net	—	(822)	—	—	(822)
Foreign exchange gains, net	—	(37)	—		(37)
Cumulative effect of change in accounting principle	—	4,092	—	—	4,092
Deferred income taxes	(1,671)	(97)	1	—	(1,767)
Compensation expense related to stock options and grants	59	—	—	—	59
Amortization of Teamsters Union contract bonus	—	600	—	—	600
Equity in losses (earnings) of subsidiaries	5,258	(97)	—	(5,161)	—
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	13	9,660	(200)	—	9,473
Inventories	—	100	(1)	—	99
Prepayments and other current assets	282	1,125	(2)	—	1,405
Short-term investments	—	—	136	—	136
Trade accounts payable	(991)	(1,559)	83	—	(2,467)
Intercompany payables	147,276	(148,330)	1,054	—	—
Accrued liabilities	1,209	(3,437)	9,106	—	6,878

Net change in operating assets and liabilities	147,789	(142,441)	10,176	—	15,524

Net cash provided by (used in) operating activities	145,248	(130,699)	9,822	—	24,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(2,587)	(39)	—	(2,626)
Proceeds from sale of property and equipment	—	2,185	—	—	2,185
Decrease in cash surrender value of life insurance	183	—	—	—	183

Net cash (used in) provided by investing activities	183	(402)	(39)	—	(258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of revolving credit facilities	(98,900)	49,442	—	—	(49,458)
Additions to long-term debt	—	82,750	—	—	82,750
Repayments of long-term debt	(37,498)	(2,173)	—	—	(39,671)
Payment of deferred financing costs	(8,803)	—	—	—	(8,803)
Proceeds from issuance of common stock	24	—	—	—	24
Other, net	54	720	(649)	—	125

Net cash (used in) provided by financing activities	(145,123)	130,739	(649)	—	(15,033)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(8)	—	—	(8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	308	(370)	9,134	—	9,072
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	209	1,063	9,271	—	10,543

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$517	$693	$18,405	$—	$19,615

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company, through its subsidiaries, generates revenues providing services to the automotive industry. Allied Automotive Group, Inc. (“AAG”) is the largest motor carrier in North America specializing in the transportation of new automobiles, light trucks and SUV’s, for all of the major domestic and foreign automotive manufacturers.

The following table sets forth the percentage relationship of expense items to revenues for the periods indicated:

	Three Months Ended
	March 31,

	2003	2002

Revenues	100.0%	100.0%

Operating expenses:
Salaries, wages, and fringe benefits	55.0	55.6
Operating supplies and expenses	17.4	14.5
Purchased transportation	11.6	10.2
Insurance and claims	4.4	5.0
Operating taxes and licenses	3.7	4.0
Depreciation and amortization	5.6	6.4
Rents	0.8	0.6
Communications and utilities	0.9	0.9
Other operating expenses	1.3	1.5
Loss (gain) on sale of operating assets	0.1	(0.5)

Total operating expenses	100.8	98.2

Operating (loss) income	(0.8)	1.8

Other income (expense):
Gain on early extinguishment of debt	0	1.3
Interest expense	(3.5)	(3.8)
Interest income	0.2	0.1
Other, net	0.5	(0.1)

	(2.8)	(2.5)

Loss before income taxes and cumulative effect of change in accounting principle	(3.6)	(0.7)
Income tax benefit	1.0	0.2

Loss before cumulative effect of change in accounting principle	(2.6)	(0.5)
Cumulative effect of change in accounting principle, net of tax	0	(1.9)

Net (loss) income	(2.6)%	(2.4)%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenues were $213.6 million in the first quarter of 2003 compared to revenues of $213.3 million in the first quarter of 2002. The increase in revenues included an increase in revenues at Axis Group Inc. (“Axis”) of $740,000 in the first quarter of 2003 offset somewhat by a decline in revenues at AAG of $407,000 during the first quarter of 2003. The increase in revenues at Axis was primarily due to increase in volume experienced in the used vehicle and off-lease segments of the Axis business. The decline in revenues at AAG was largely due to a different length of haul on deliveries in the first quarter of 2003 as compared to the first quarter of 2002. The Company experienced a decrease in its average length of haul during its first quarter of 2003, which reduced revenue per unit as compared to the prior year. Specifically, while vehicles delivered by AAG in the first quarter of 2003 actually increased by 0.6% as compared to the first quarter in 2002, the revenue per unit decreased by 0.8% in the same period. The decrease in the average length of haul is primarily the result of a portion of the new business the Company obtained in 2002 having a shorter average length of haul than the Company’s remaining business. Automotive manufacturers have announced production cutbacks during the second quarter of 2003. As a result, the Company expects to experience a decline in vehicle deliveries during the second quarter, which could have an adverse affect on revenues. In addition, vehicle deliveries in the third quarter are typically lower due to manufacturing production downtime due to vacations and model change-overs. The Company’s results of operations are adversely affected by cyclical downturns in the general economy or in the automotive industry and by consumer preferences in purchasing new automobiles, SUV’s, and light trucks. Inventories of new vehicles in the first quarter of 2003 are currently significantly higher than the 2002 levels and sales of new vehicles in the first quarter of 2003 were lower than the 2002 levels.

The Company experienced a net loss of $5.7 million in the first quarter of 2003 versus a net loss of $5.2 million in the first quarter of 2002. Basic and diluted loss per share in the first quarter of 2003 were $0.67 versus basic and diluted loss per share of $0.64 in the first quarter of 2002. Results for the first quarter of 2003 include after-tax foreign exchange gains of $0.7 million related primarily to the Company’s operating subsidiary in Canada. The results for the first quarter of 2002 include a $1.7 million after-tax gain on the early extinguishment of the Company’s subordinated notes and a $4.1 million after-tax charge related to the impairment of goodwill at Axis.

Earnings before interest, taxes, depreciation and amortization, gains and losses on disposal of assets, gain on early extinguishment of debt, foreign exchange gains, net and other losses (“Adjusted EBITDA”) for the first quarter of 2003 were $10.6 million compared to $16.4 million of Adjusted EBITDA reported during the first quarter last year. Approximately $4.0 million of the decline in Adjusted EBITDA related to higher fuel prices experienced in the first quarter of 2003 as compared to the first quarter of 2002. Diesel fuel costs in the first quarter of 2003 were approximately 39% higher than in the prior year. In addition, Adjusted EBITDA was negatively impacted by unusually severe weather conditions, which adversely affected terminal productivity, and changes in our customers’ product mix which eroded AAG’s load factor and increased operating costs. Diminished shipments of passenger vehicles combined with our customers’ ongoing commitment to the production of SUV’s and trucks reduced the number of revenue producing vehicles AAG could physically place on each trailer due to size and weight restrictions mandated by DOT guidelines. Reductions in load factor also increased AAG’s operating costs, as more trips were required to deliver a roughly equivalent number of vehicles as had been shipped in the first quarter of 2002.

Adjusted EBITDA is presented because management believes it provides useful information to investors regarding the Company’s ability to generate cash flows that can be used to service debt and provide for capital expenditures. Adjusted EBITDA is also a component of certain financial covenants in the Company’s debt agreements. A reconciliation of Adjusted EBITDA to Operating Income and Operating Cash Flows is provided below, as they are the closest measures in the Company’s financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), in terms of comparability to Adjusted EBITDA. Because Adjusted EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying calculation, Adjusted EBITDA as presented may not be comparable to other similarly titled measures in other companies.

The following table reconciles Adjusted EBITDA to operating income (loss) and operating cash provided by (used in) operating cash flows for the three months ended March 31, 2003 and 2002 (in thousands):

	For the Three Months Ended
	March 31,

	2003	2002

Reconciliation of operating income to Adjusted EBITDA:
Operating (loss) income	$(1,716)	$3,728
Loss (gain) on disposal of operating assets	264	(1,029)
Depreciation and Amortization	12,024	13,663

Adjusted EBITDA	$10,572	$16,362

Reconciliation of operating cash flows to Adjusted EBITDA:
Cash (used in) provided by operations	$(4,607)	$24,371
Adjustments:
Interest expense	7,381	8,122
Interest paid in kind	(369)	(12)
Interest income	(326)	(272)
Amortization of deferred financing costs	(1,012)	(1,045)
Income tax benefit	(2,089)	(386)
Deferred income taxes	4,401	1,767
Amortization of teamster union contract costs	(600)	(600)
Compensation expense related to stock options and grants	(60)	(59)
Total change in operating assets and liabilities	7,853	(15,524)

Adjusted EBITDA	$10,572	$16,362

During the first quarter of 2003, the Company amended its Credit Facility agreement to adjust two financial covenants: the minimum consolidated EBITDA covenant as defined in the Credit Facility, (“Covenant EBITDA”), and the maximum fixed charges coverage ratio. These financial covenants were amended by the Company and its lenders due to the potential adverse financial impact on the Company from external factors in 2003 including, but not limited to, general economic conditions in the United States, higher fuel prices, consumer confidence and the war with Iraq. See additional discussion of the terms and conditions of the amendment to the Credit Facility under the caption “Financial Condition, Liquidity and Capital Resources” of this section.

The following is a discussion of the changes in the Company’s major expense categories:

Salaries, wages and fringe benefits decreased from 55.6% of revenues in the first quarter of 2002 to 55.0% of revenues in the first quarter of 2003. The decrease was due primarily to continued productivity and efficiency improvements implemented by the Company. These productivity and efficiency improvements included a better day-to-day management of the Company’s labor needs for drivers, as the Master Agreement with the International Brotherhood of Teamsters (“IBT”) allows for temporary layoffs of the driver workforce based on driver requirements. The increase in productivity and efficiency was partially offset by an increase to wages and benefits received by all Teamster employees in the United States on June 1, 2002. This increase impacted wage and benefit costs by approximately $3.0 million in the first quarter of 2003 as compared to the first quarter of 2002. The Company was unable to fully offset increases in wage and benefit costs through price increases.

Certain subsidiaries of the Company, along with certain competitors of the Company, which utilize union labor and are engaged in the car-haul business, are parties to the Master Agreement with the IBT. As a result of being a party to the Master Agreement along with these other entities, the Company may not have exclusive control over issues relating to bargaining with the IBT upon expiration of the Master Agreement. The Master Agreement expires May 31, 2003. Negotiation of a new contract with the IBT, in the United States, is currently in process between the Company and the IBT, exclusive of any other car-haul companies utilizing union labor. The Company believes that it must obtain wage and benefit stability and work rule flexibility with its union employees in order to remain competitive. There can be no assurance that negotiation of a new contract upon the May 31, 2003 expiration of the current Master Agreement will not result in increased labor costs to the Company, or that such contracts can be negotiated without work stoppages, either of which could have a material adverse effect on the Company.

During March 2003, the Company renegotiated a contract that expired October 31, 2002 with the Teamsters Union in Eastern Canada. The employees governed by this contract represent approximately 70% of the Company’s total bargaining unit employees in Canada. The employees in Eastern Canada agreed to a three-year contract with a wage freeze in the first two years and increases in the third year, provided that wages in each of the first two years will be increased by an amount equivalent to any negotiated percentage increases in the contract to be negotiated with the Teamsters Union in the United States later this year. Health and welfare costs were frozen for the entire three-year agreement and there were pension increases each year of the new contract. The additional pension contributions will increase costs approximately $100,000 or 0.2% in year one of the agreement, and approximately $280,000 or 0.6% in year two of the agreement. The wage and pension increases in year three of the agreement will increase costs approximately $1.6 million or 3.2% of costs.

The Company had previously negotiated agreements with most of its other employees in Canada that avoided wage and benefit increases over the 2002 levels and in some cases, required employee contributions for health and welfare costs. Therefore, the Company did not experience any wage and benefit inflation in Canada during the first quarter of 2003.

Operating supplies and expenses increased from 14.5% of revenues in the first quarter of 2002 to 17.4 % of revenues in the first quarter of 2003. The increase was due primarily to an increase in fuel costs experienced in the first quarter of 2003 versus the first quarter of 2002. Fuel expense increased approximately $5.0 million, before fuel tax surcharges which are included in revenue, in the first quarter of 2003 versus the first quarter of 2002. The Company attempts to minimize the effect of fuel price fluctuations by periodically purchasing fuel in advance. Additionally, the Company has negotiated fuel surcharges with customers representing approximately 64% of the Company’s customers, which enables it to pass on fuel costs to such customers. However, the customer fuel surcharges typically reset at the beginning of each quarter based on the fuel prices from the previous quarter. Therefore, there is a one-quarter lag between the time fuel prices change and the adjustment to the fuel surcharge.

Purchased transportation increased from 10.2% of revenues in the first quarter of 2002 to 11.6% of revenues in the first quarter of 2003. The increase was due primarily to a shift in the mix of owner-operators versus company drivers and an increase in business at locations where owner-operators are utilized for vehicle deliveries. Subsequent to the first quarter of 2002, the Company has increased the number of owner-operators by approximately 80. All costs for owner-operators are included in purchased transportation expense.

Insurance and claims expense decreased from 5.0% of revenues in the first quarter of 2002 to 4.4% of revenues in the first quarter of 2003. The decrease was a result of lower cargo claims experienced on shipped vehicles as well as a reduction in auto liability claims, resulting from the Company’s ongoing initiatives to improve quality and safety measures, as well as claims processing. The Company also experienced a decline of 16% in lost time days associated with worker injuries that resulted in lower insurance costs during the first quarter of 2003 as compared to the prior year.

Depreciation and amortization decreased from 6.4% of revenues in the first quarter of 2002 to 5.6% of revenues in the first quarter of 2003. The decrease is due primarily to the disposal of assets in 2002 with a cost basis of approximately $18.8 million and a net book value of approximately $5.1 million, as well as capital spending being lower than depreciation and amortization in 2002.

During 2002, the Company performed an analysis of certain fleet equipment that was recently idled. The assets were evaluated in order to determine if they were candidates for the fleet remanufacturing and engine replacement program. Approximately 1,000 tractors or trailers were not considered viable candidates for the program and a decision was made that they would not be placed back into operations. As a result, depreciation was accelerated to the reduced useful life resulting in an additional charge of $2.1 million to depreciation expense in the fourth quarter of 2002. Management is developing a disposal plan regarding these assets and anticipates disposing of them during 2003.

The Company continues its tractor and trailer (“Rig”) remanufacturing program to remanufacture existing owned Rigs rather than purchasing new Rigs. Remanufacturing existing rigs requires less capital spending than purchasing new Rigs. During the first quarter of 2003, the Company remanufactured approximately 120 Rigs and replaced approximately 110 engines in its tractors. The total remanufactured Rigs and replaced engines during the life of the program are approximately 470 and 460, respectively. Due to the production cutbacks announced by the automotive industry for the second quarter of 2003 and the cyclical decline in the industry typically experienced in the third quarter, the Company plans to reduce the number of vehicles remanufactured during the second and third quarters of 2003. The Company expects to remanufacture 70 Rigs and replace 170 engines during the second and third quarters of 2003.

Other operating expenses decreased from 1.5% of revenues in the first quarter of 2002 to 1.3% of revenues in the first quarter of 2003. The decrease was primarily due to lower professional fees for consultants. During 2001, the Company engaged outside consultants, including Jay Alix & Associates, to aid in the planning and analysis of its turnaround initiatives and the refinancing of its revolving credit facility and subordinated debt, which was completed in the second quarter of 2002.

Gain/loss on disposition of assets decreased from a gain of $1.0 million in the first quarter of 2002 to a loss of $264,000 in 2003. As part of the Company’s initiatives to improve performance and better utilize its assets, the Company disposed of significant assets in 2002, which generated cash of approximately $2.2 million in the first quarter of 2002. There were no significant disposals of operating assets during the first quarter of 2003.

Interest expense decreased from $8.1 million, or 3.8% of revenues, in the first quarter of 2002 to $7.4 million, or 3.5% of revenues, in the first quarter of 2003. The decrease was due primarily to lower debt balances combined with lower effective interest rates that resulted from the new credit facility, which took effect during the end of the first quarter of 2002.

Foreign exchange gains, net increased from $37,000 in the first quarter of 2002 to $1.0 million in the first quarter of 2003. The increase was due primarily to exchange rate increases related to the Company’s operating subsidiary in Canada that resulted from a strengthening of the Canadian dollar in relation to the US dollar in the first quarter of 2003.

During the first quarter of 2002, the Company incurred other expenses of $207,000 related to the disposition of the Company’s Brazilian joint venture that occurred in the second quarter of 2002.

The adoption of SFAS No. 142 is a required change in accounting principle, and the cumulative effect of adopting this standard as of January 1, 2002 resulted in a non-cash, after-tax decrease to net income of $4.1 in the first quarter of 2002. Pursuant to the adoption of SFAS No. 142, the Company has elected to annually test goodwill during the fourth quarter of each year for impairment, or earlier if an event occurs or circumstances change that would reduce the fair value of goodwill below its carrying value. No impairment was indicated during the review performed in the fourth quarter of 2002.

The adoption of SFAS No. 145 required that the after-tax gain of $1.7 million on the early extinguishment of debt the Company recorded during the first quarter of 2002 to be reclassified from an extraordinary item, net of tax, to other income of $2.8 million, before tax.

Financial Condition, Liquidity and Capital Resources

The Company’s sources of liquidity are funds provided by operations and borrowings under its revolving credit facility with a syndicate of lenders. The Company’s primary liquidity needs are for the payment of operating expenses, the refurbishment and maintenance of Rigs and terminal facilities, and the payment of interest and principal associated with long-term debt.

Net cash used in operating activities totaled $4.6 million in the first quarter of 2003 versus net cash provided by operations of $24.4 million in the first quarter of 2002. The decrease in cash provided by operations was due primarily to unfavorable changes in working capital of $7.9 million in the first quarter of 2003 versus favorable changes in working capital of $15.5 million in the first quarter of 2002. The fluctuation of the change in working capital was partially due to the payment of $4.0 million related to fleet licensing. This payment was made in the first quarter of 2003 resulting from a change in the statutory state payment date. The fleet licensing payment in 2002 was paid in the second quarter of 2002. In addition, the Company incurred an increase of $5.0 million for fuel costs in the first quarter 2003 as compared to the prior year. The change in working capital was also effected by a decrease in cash generated from accounts receivable of $6.7 million, as well as a change in the investment portfolio mix of the Company’s captive insurance company from cash to short-term investments during 2003. Short-term investments increased approximately $2.4 million during the first quarter of 2003.

Net cash used in investing activities totaled $5.9 million for the first quarter of 2003 versus $258,000 for the first quarter of 2002. Cash paid to purchase capital items increased from $2.6 million to $5.9 million in the first quarter of 2003. Capital expenditures for fiscal year 2003 are expected to be comparable to total capital expenditures for 2002. However, the Company’s fleet remanufacturing program began in 2002 and capital expenditures were weighted more towards the third and fourth quarters of 2002. Capital spending during the first quarter of 2002 was offset by the receipt of $2.2 million of proceeds from the sale of assets in the first quarter of 2002. The Company did not sell any significant assets in the first quarter of 2003.

Net cash provided by financing activities totaled $5.9 million in the first quarter of 2003 versus net cash used in financing activities of $15.0 million in the first quarter of 2002. During the first quarter of 2003, the Company borrowed long-term debt of $6.6 million versus repayments of long-term debt of $9.1 in the first quarter of 2002. The borrowings of long-term debt in the first quarter of 2003 were due primarily to higher working capital requirements and the reduction of long-term debt in the first quarter of 2002 included the gain on early extinguishment of the Senior Subordinated Notes of approximately $2.8 million.

On February 25, 2002, the Company refinanced its revolving credit facility and $40 million Senior Subordinated Notes with a new credit facility including certain term loans (the Term Loans)(collectively the Credit Facility). Proceeds from the Term Loans were used to repurchase the $40 million of Senior Subordinated Notes for $37.25 million. The Credit Facility includes a revolving credit facility (the Revolver) that allows the Company to borrow under a revolving line of credit up to the lesser of $120 million or a borrowing base amount as defined in the Credit Facility agreement. The interest rate for the Revolver is based upon the prime rate plus 1.5% or LIBOR plus 4.5% with a minimum interest rate of 6.5%. Annual commitment fees are due on the undrawn portion of the commitment. At March 31, 2003, $33.1 million was outstanding under the Revolver, and approximately $19.6 million was committed under letters of credit. As of March 31, 2003, the Company had approximately $39.3 million available under the Revolver. The Revolver matures on February 25, 2005.

Borrowings under the Credit Facility are secured by a first priority security interest on assets of the Company and certain of its subsidiaries, including a pledge of stock of certain subsidiaries. In addition, certain subsidiaries of the Company jointly and severally guarantee the obligations of the Company under the Credit Facility.

The Credit Facility contains four loans with the following terms:

	Term Loan A	Term Loan B	Term Loan C	Term Loan D

Date of note Maturity date Original amount Interest rate	February 25, 2002 February 25, 2005 $17,500,000 Prime + 2.75% or Min of 7.75%	February 25, 2002 February 25, 2005 $25,000,000 Prime + 6.5% or Min of 11.5%	February 25, 2002 February 25, 2005 $11,000,000 Prime + 9% or Min of 14%	February 25, 2002 February 28, 2005 $29,250,000 Prime + 3.5%

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

Future maturities of long-term debt are as follows at March 31, 2003 (in thousands):

April 1, 2003 to March 31, 2004	$13,418
April 1, 2004 to March 31, 2005	91,671
April 1, 2005 to March 31, 2006	0
April 1, 2006 to March 31, 2007	0
April 1, 2007 to October 1, 2007	150,000

$255,089

The Credit Facility agreement sets forth a number of affirmative, negative and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization, and gains and losses on disposal of operating assets, and also includes leverage and fixed charges coverage ratios. During the first quarter of 2003, the Company amended its Credit Facility agreement to adjust two financial covenants: the minimum consolidated Covenant EBITDA and the maximum fixed charges coverage ratio. The Company incurred a fee of $300,000 related to the completion of the amendment to the Credit Facility. Prior to the amendment, the minimum consolidated Covenant EBITDA increased from $60 million at December 31, 2002 to $70 million at December 31, 2003. The minimum consolidated Covenant EBITDA is tested monthly and the increases were at varying amounts each month. The amendment reduced the increases and the minimum consolidated Covenant EBITDA from $70 million to $65 million. Therefore, the minimum consolidated Covenant EBITDA will now increase from $60 million at December 31, 2002 to $65 million at December 31, 2003. In addition, the fixed charges coverage ratio covenant was amended based on the reduction in the Covenant EBITDA. The financial covenants were amended by the Company and its lenders due to the potential adverse financial impact from external factors in 2003 including, but not limited to, the war with Iraq and a drop in new vehicle production, as well as higher fuel prices.

There can be no assurance that the Company will be able to comply with these or its other debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its debt instruments, if not waived, or to adequately service debt obligations, could result in a default under the Credit Facility. Any default under the Company’s debt instruments, particularly any default that results in an acceleration of indebtedness or foreclosure on collateral, could have a material adverse effect on the Company.

As described previously, the Company is currently negotiating a new Master Agreement with the IBT regarding its union employees in the United States. If the Company is unable to negotiate a new contract with the IBT by May 31, 2003 (the expiration date of the current Master Agreement) and there is a work stoppage, such work stoppage could result in an event of default under the Company’s Credit Facility. A work stoppage by the Company’s employees may significantly affect the Company’s liquidity, including its ability to borrow additional funds under its Credit Facility and its ability to pay normal operating expenses and amounts owed to its creditors, which could potentially require the Company to seek bankruptcy court or other protection from its creditors.

In additional, the Company is involved in various litigation matters, including the Gateway Development & Manufacturing case and the Commercial Carriers, Inc. case. While it is not possible to predict the outcome of the litigation against the Company and while the Company believes that these claims are without merit, if the litigation is resolved in a manner that is financial position and significantly increase the Company’s need for additional liquidity.

Quantitative and Qualitative Disclosures about Market Risk

Disclosures About Market Risks

     The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in short-term investment prices, interest rates, fuel prices, and foreign currency exchange rates.

Investments

     The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at March 31, 2003, which are recorded at fair value of $63.2 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $6.3 million.

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

Substantial Leverage

     The Company has consolidated indebtedness, which is substantial in relation to its stockholders’ equity. As of March 31, 2003, the Company had total long-term debt of approximately $255.1 million (excluding approximately $124.4 million of trade payables and other accrued liabilities) and stockholders’ equity of approximately $6.8 million. In addition, the Company has additional borrowings available under its revolving credit facility, which is discussed in the notes to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q. The Company’s leveraged financial position exposes it to the risk of increased interest rates, may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and may make the Company more vulnerable to economic downturns and work stoppages, and limit its ability to withstand competitive pressures.

     The Company’s debt instruments contain a number of affirmative, negative, and financial covenants, which limit the ability of the Company to, among other things, incur debt, incur liens, make investments, make capital expenditures, make dividend or other distributions or enter into a merger or consolidation transaction. As of March 31, 2003, the Company was in compliance with the terms of its various long-term debt covenants. There can be no assurance, however, that the Company will be able to comply with its debt covenants in the future or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants on commercially reasonable terms, if at all.

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

Labor Matters

     Certain subsidiaries of the Company, along with certain competitors of the Company, which utilize union labor and are engaged in the car-haul business, are parties to the Master Agreement with the IBT. As a result of being a party to the Master Agreement along with these other entities, the Company may not have exclusive control over issues relating to bargaining with the IBT upon expiration of the Master Agreement. The Master Agreement expires May 31, 2003. Negotiation of a new contract with the IBT has begun and the Company is attempting to negotiate a contract with the IBT, exclusive of any other car-haul companies utilizing union labor. The Company believes that it must obtain wage and benefit stability and work rule flexibility with its union employees in order to remain competitive. There can be no assurance that negotiation of a new contract upon expiration of the current Master Agreement will not result in increased labor costs to the Company, or that such contracts can be negotiated without work stoppages, either of which could have a material adverse effect on the Company. A work stoppage by the Company’s employees may significantly affect the Company’s liquidity, including its ability to borrow additional funds under its Credit Facility and its ability to pay normal operating expenses and amounts owed to its creditors, which could potentially require the Company to seek bankruptcy court or other protection from its creditors.

     The United Auto Workers’ (“UAW”) contract with Ford Motor Company, General Motors Corporation, and DaimlerChrysler Corporation expires in September 2003. The failure of any of these automobile manufacturers to negotiate a new agreement with the UAW without a work stoppage, which reduces production levels, could have a material adverse effect on the Company.

Fuel Prices

     Allied Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, and changes in global demand and global production. To reduce price risk caused by market fluctuations, Allied Automotive Group periodically purchases fuel in advance of consumption. A 10% increase in diesel fuel prices would reduce pre-tax income by $5.4 million over the next fiscal year assuming levels of fuel consumption and pricing in the remainder of 2003 is consistent with the first quarter, without taking into account any positive impact arising from fuel surcharges.

Competition

     The automotive transportation industry is highly competitive, as Allied Automotive Group currently competes with other motor carriers of varying sizes, as well as with railroads. Allied Automotive Group also competes with non-union motor carriers. The development of new methods of hauling vehicles could also lead to competition.

     The carhaul business is labor intensive for union carhaul companies. Wages and benefits represented approximately 55% of the Company’s consolidated operating expenses for the quarter ended March 31, 2003. There has been an increase in the number of carhaul companies that utilize non-union labor, and the market share represented by such companies has increased. Carhaul companies that utilize non-union labor operate at a significant cost advantage as compared to Allied Automotive Group and other union carhaul companies due to lower labor costs, primarily as a result of lower benefit and pension costs. Non-union competitors also operate without work rules which apply to Allied Automotive Group and other union companies, which provide non-union companies with a competitive advantage.

     Non-union companies, which operate at a significant cost advantage to Allied Automotive Group, may be able to provide delivery services at a cost to customers that is less than the cost of Allied Automotive Group’s services. The Company believes that Allied Automotive Group must obtain wage and benefit stability and work rule flexibility with its union employees in order to remain competitive.

Self Insurance Claims

     An increase in the number or severity of accidents, stolen equipment, or other loss events over those anticipated could have a materially adverse effect on the Company’s profitability as the Company is self-insured for a significant portion of its risks. In addition, the insurance market is contracting and it is becoming increasingly more difficult to obtain insurance coverage. While the Company currently has insurance coverage, there can be no assurance that the Company will be able to obtain insurance coverage in the future.

Dependence on Major Customers

     Allied Automotive Group’s business is highly dependent upon General Motors, Ford, DaimlerChrysler, Toyota and Honda, its largest customers. The Company operates under written contracts with General Motors, UPS Autogistics, Inc. on behalf of Ford, DaimlerChrysler, Toyota and Honda. The contracts with UPS Autogistics, DaimlerChrysler and Toyota can be terminated by location for any reason or no reason based on 60 to 150 days’ notice. Although Allied Automotive Group believes that its relationships with these customers is mutually satisfactory, there can be no assurance that these relationships will not be terminated in whole or in part in the future. Furthermore, automotive manufacturers are relying increasingly on fourth party logistics companies and re-engineering vehicle delivery practices, which could result in a reduction of services provided by the Company for some or all of its major customers. A significant reduction in the production levels, plant closings or the imposition of vendor price reductions by these manufacturers, or the loss of General Motors, UPS Autogistics, DaimlerChrysler, Toyota or Honda as a customer, or a significant reduction in the services provided for any of these customers by Allied Automotive Group would have a material adverse effect upon the Company.

Foreign Currency Exchange Rates

     Although the majority of the Company’s operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investment in foreign subsidiaries translated into dollars using month-end exchange rates at March 31, 2003 is $70.9 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $7.1 million. At March 31, 2003 a payable balance of $16.4 million related to intercompany transactions was recorded on the Company’s Canadian subsidiary. The potential loss from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance amounts to $1.6 million as of March 31, 2003. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

Revenue Variability

     The Company’s revenues are variable and can be impacted by sudden unexpected changes in OEM production levels. In addition, the Company’s revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models, which are shipped to dealers during those periods and the higher spring, and early summer sales of automobiles and light trucks. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled plant shut downs. Except for the impact of rising fuel costs discussed herein, inflation has not significantly affected the Company’s results of operations. Automobile manufacturers have announced production cutbacks during the second quarter of 2003. As a result, the Company expects to experience a potentially significant decline in vehicle deliveries during the second quarter.

Dependence on Automotive Industry

     The automotive transportation industry is dependent upon the volume of new automobiles and light trucks manufactured, imported and sold. The automotive industry is highly cyclical, and the demand for new automobiles and light trucks is directly affected by such external factors as general economic conditions in the United States, unemployment, consumer confidence, federal policies, the possibility of war, terrorist activities, and the availability of affordable new car financing. As a result, the Company’s results of operations are adversely affected by cyclical downturns in the general economy or in the automotive industry and by consumer preferences in purchasing new automobiles, SUV’s, and light trucks. Inventories of new vehicles in the first quarter of 2003 are currently significantly higher than the 2002 levels and sales of new vehicles in the first quarter of 2003 were lower than the 2002 levels. As a result, automotive manufacturers have recently announced reductions in new vehicle production in the second quarter of 2003 compared to the second quarter of 2002. A significant decline in the volume of automobiles, SUV’s, and light trucks manufactured as well as sold in North America, or a material change in the overall mix of vehicles manufactured, could similarly have a material adverse effect on the Company.

Contractual Obligations

     Long-term contractual obligations, other than long-term debt obligations, are not recorded in the Company’s consolidated balance sheet. The Company has no material changes to this disclosure as made in its Annual Report on Form 10-K for the year ended December 31, 2002.

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

Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. The Company has recorded a valuation allowance of $7.1 as of March 31, 2003 due to uncertainties related to the Company’s ability to utilize some of the deferred tax assets, primarily consisting of certain capital losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on management’s estimate of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact the financial position and results of operations.

The net deferred tax asset as of March 31, 2003 was $15.3 net of a valuation allowance of $7.1 million.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS — This Quarterly Report on Form 10-Q contains, and from time to time the Company and its officers, directors, or employees may make other forward-looking statements, including statements regarding, among other items, (i) the Company’s strategy, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company’s management information systems, (iv) the Company’s remanufacturing program, (v) the Company’s efforts to reduce costs, (vi) the adequacy of the Company’s sources of cash to finance its current and future operations and (vii) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “seek,” “expect,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from historical results or results expressed or implied by such forward-looking statements are the following: economic recessions or downturns in new vehicle production or sales; war in the Middle East; increases in the cost and availability of fuel; the highly competitive nature of the automotive distribution industry; price competition with non-union carriers; dependence on the automotive industry; the impact of recent price increases implemented by the Company on the Company’s market share; loss or reduction of revenues generated by the Company’s major customers or the loss of any such customers; the variability of OEM production and seasonality of the automotive distribution industry; potential plant closings by the OEMs; the Company’s highly leveraged financial position; the ability of the Company to negotiate its IBT contract on terms favorable to the Company without a work stoppage; the ability of Ford Motor Corporation, General Motors Corporation, and DaimlerChrysler Corporation to negotiate a contract with the UAW by September 2003 without work stoppages; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; increased frequency and severity of work related accidents and workers’ compensation claims; availability of appropriate insurance coverages; increased expenses due to layoffs of employees; changes in regulatory requirements which are applicable to the Company’s business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; risks associated with doing business in foreign countries; and other risk factors set forth from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to, this Quarterly Report on Form 10-Q. Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Quarterly Report or in any statement referencing the risk factors and other cautionary statements set forth in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required under this item is provided under the caption “Disclosures about Market Risks” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company maintains a system of “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner of material information required to be included in the Company’s periodic Securities and Exchange Commission filings.

(b)	Changes in Internal Controls.

Since the evaluation date described above, no significant changes were made to the Company’s internal controls or other factors that could significantly affect those controls.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit	Description

10.1†	Form of [Bonus and Retention Agreement], dated February 14, 2003 between the Company and each of Hugh E. Sawyer, Robert J. Rutland, Daniel Popky, Thomas Duffy, and David Rawden.

† Management contract, compensatory plan or arrangement.

     (b)  Reports on Form 8-K: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HOLDINGS, INC.

Date: May 15, 2003

	By:	/s/ HUGH E. SAWYER

Hugh E. Sawyer, President and Chief Executive Officer

Date: May 15, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003	/s/Daniel H. Popky

Date	Daniel H. Popky Senior Vice President Finance and Chief Financial Officer

CERTIFICATIONS

I, Hugh E. Sawyer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Allied Holdings, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003	/s/Hugh E. Sawyer

Date	Hugh E. Sawyer President and Chief Executive Officer