Form 10-Q
period 2003-06-30
ALLIED HOLDINGS INC
filed 2003-08-12
CIK 909950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 — For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934).   ☐ Yes ☒ No

Outstanding common stock, no par value at August 4, 2003	8,528,791

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PART I

FINANCIAL INFORMATION

		PAGE
ITEM 1	Financial Statements
	Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	3
	Consolidated Statements of Operations for the Three and Six-Month Periods Ended June 30, 2003 and 2002	4
	Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements	6
ITEM 2
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
ITEM 3
	Quantitative and Qualitative Disclosures About Market Risk	36
ITEM 4
	Controls and Procedures	37
	PART II OTHER INFORMATION
ITEM 1
	Legal Proceedings	37
ITEM 4
	Submission of Matters to a Vote of Security Holders	38
ITEM 6
	Exhibits and Reports on Form 8-K	39
	Signature Page	40
	Certifications	42

PART 1 — FINANCIAL INFORMATION

ITEM 1. Financial Statements

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,573	$10,253
Short-term investments	67,809	60,732
Receivables, net of allowance for doubtful accounts of $4,382 and $5,587 respectively	56,033	58,512
Inventories	5,514	5,071
Deferred tax assets	29,271	39,826
Prepayments and other current assets	32,523	28,685

Total current assets	198,723	203,079

PROPERTY AND EQUIPMENT, NET	166,879	176,663

GOODWILL, NET	89,128	85,241

OTHER	17,780	20,525

Total assets	$472,510	$485,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11,000	$10,785
Trade accounts payable	30,331	36,585
Accrued liabilities	91,804	92,881

Total current liabilities	133,135	140,251

LONG-TERM DEBT, less current maturities	240,265	237,690

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	7,042	7,467

DEFERRED INCOME TAXES	19,451	27,746

OTHER LONG-TERM LIABILITIES	59,378	62,040

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000 shares authorized, none outstanding	—	—
Common stock, no par value; 20,000 shares authorized, 8,494 and 8,421 shares outstanding at June 30, 2003 and December 31, 2002, respectively	—	—
Additional paid-in capital	47,112	46,801
Treasury stock at cost, 139 shares at June 30, 2003 and December 31, 2002	(707)	(707)
Accumulated deficit	(28,712)	(26,420)
Accumulated other comprehensive loss, net of tax	(4,454)	(9,360)

Total stockholders’ equity	13,239	10,314

Total liabilities and stockholders’ equity	$472,510	$485,508

The accompanying notes are an integral part of these financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

REVENUES	$230,078	$238,984	$443,670	$452,243

OPERATING EXPENSES:
Salaries, wages and fringe benefits	123,502	127,513	241,077	246,049
Operating supplies and expenses	35,968	35,906	73,148	66,811
Purchased transportation	25,837	25,527	50,550	47,107
Insurance and claims	11,477	12,929	20,834	23,500
Operating taxes and licenses	8,159	8,630	15,997	17,093
Depreciation and amortization	11,653	13,282	23,677	26,945
Rents	1,620	1,657	3,240	3,210
Communications and utilities	1,580	1,873	3,468	3,865
Other operating expenses	2,535	1,451	5,384	4,748
Loss (gain) on disposal of operating assets, net	195	315	459	(714)

Total operating expenses	222,526	229,083	437,834	438,614

Operating income	7,552	9,901	5,836	13,629

OTHER INCOME (EXPENSE):
Interest expense	(7,373)	(7,610)	(14,754)	(15,732)
Investment income	3,007	615	3,333	887
Gain on early extinguishment of debt	—	—	—	2,750
Foreign exchange gains (losses), net	1,430	(4)	2,448	33
Other, net	—	—	—	(207)

	(2,936)	(6,999)	(8,973)	(12,269)

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4,616	2,902	(3,137)	1,360
INCOME TAX (EXPENSE) BENEFIT	(1,244)	(793)	845	(407)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	3,372	2,109	(2,292)	953
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	—	(4,092)

NET INCOME (LOSS)	$3,372	$2,109	($2,292)	($3,139)

BASIC & DILUTED EARNINGS (LOSS) PER COMMON SHARE:
BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE :
BASIC	$0.40	$0.25	($0.27)	$0.12
DILUTED	$0.39	$0.24	($0.27)	$0.11
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX:
BASIC	—	—	—	(0.50)
DILUTED	—	—	—	(0.47)

NET INCOME (LOSS):
BASIC	$0.40	$0.25	($0.27)	($0.38)

DILUTED	$0.39	$0.24	($0.27)	($0.36)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	8,462	8,300	8,436	8,259

DILUTED	8,700	8,781	8,436	8,793

The accompanying notes are an integral part of these financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Six Months Ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($2,292)	($3,139)
Reconciliation of net loss to net cash provided by operating activities:
Gain on early extinguishment of debt	—	(2,750)
Interest expense paid in kind	725	377
Amortization of deferred financing costs	2,054	2,028
Depreciation and amortization	23,677	26,945
Loss (gain) on disposal of assets and other, net	459	(507)
Foreign exchange gains, net	(2,448)	(33)
Cumulative effect of change in accounting principle	—	4,092
Deferred income taxes	(671)	468
Compensation expense related to stock options and grants	120	148
Amortization of Teamsters Union contract costs	1,000	1,200
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	3,933	10,957
Inventories	(299)	238
Prepayments and other current assets	(3,480)	92
Short-term investments	(7,077)	(1,229)
Trade accounts payable	(7,194)	217
Accrued liabilities	(5,313)	1,993

Net change in operating assets and liabilities	(19,430)	12,268

Net cash provided by operating activities	3,194	41,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(8,417)	(7,470)
Proceeds from sale of property and equipment	31	2,857
Proceeds from sale of equity investment in joint venture	—	2,700
Decrease (increase) in the cash surrender value of life insurance	2	(317)

Net cash used in investing activities	(8,384)	(2,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to (repayments of) revolving credit facilities, net	10,084	(60,723)
Additions to long-term debt	—	82,751
Repayment of long-term debt	(8,019)	(43,830)
Payment of deferred financing costs	(414)	(8,829)
Proceeds from issuance of common stock	191	161
Other, net	26	373

Net cash provided by (used in) financing activities	1,868	(30,097)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	642	158
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,680)	8,928
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,253	10,543

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,573	$19,471

The accompanying notes are an integral part of these financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2003 and 2002

(1)	Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries, (the “Company”) included in the Company’s 2002 Annual Report on Form 10-K.

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

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted the provisions of SFAS No. 143 effective January 1, 2003. The Statement did not have a material impact on the financial position or results of operations of the Company as of the date of adoption.

In July 2002, the FASB issued SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The Statement did not have a material impact on the financial position or results of operations of the Company as of the date of adoption.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company adopted the recognition and measurement provisions of the Interpretation effective January 1, 2003 for guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the financial position or results of operations of the Company as of the date of adoption. See note 11, “Guarantees and Indemnifications.”

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

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement clarifies under which circumstances a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The adoption of SFAS 149 is not expected to have a material impact on the financial position, results of operations or cash flows of the Company.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. The Company did not have, and has not entered into, any financial instruments that fall within the guidelines of this Statement as of June 30, 2003. Therefore, this Statement is not expected to have a material impact on the financial position or results of operations of the Company.

(4)	Prepayments and Other Current Assets

Prepayments and other current assets consist of the following at June 30, 2003 and December 31, 2002 (in thousands):

	June 30,	December 31,
	2003	2002

Tires on tractors and trailers	$7,417	$7,082
Prepaid insurance	4,738	1,773
Prepaid pension cost	14,783	14,968
Other	5,585	4,862

	$32,523	$28,685

(5)	Property and Equipment

Property and equipment consists of the following at June 30, 2003 and December 31, 2002 (in thousands):

	June 30,	December 31,
	2003	2002

Tractors and trailers	$439,729	$421,615
Buildings and facilities (including leasehold improvements)	46,183	44,925
Land	12,299	11,958
Furniture, fixtures, and equipment	42,325	41,819
Service cars and equipment	3,482	3,111

	544,018	523,428
Less accumulated depreciation and amortization	(377,139)	(346,765)

	$166,879	$176,663

Depreciation expense amounted to $11,610,000 and $13,237,000 for the quarter ended June 30, 2003 and 2002, respectively and $23,587,000 and $26,855,000 for the six months ended June 30, 2003 and 2002, respectively.

(6)	Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews goodwill annually for impairment, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of goodwill below its carrying value. The Company performs its annual analysis during the fourth calendar quarter of each year. No indicators of impairment were identified during the first six months of 2003. The Company’s reporting units are the Allied Automotive Group and the Axis Group.

The following table sets forth the carrying value of goodwill by reporting unit as of June 30, 2003 and December 31, 2002 (in thousands):

	Allied Automotive	Axis
	Group	Group	Total

Balance as of December 31, 2002	$73,043	$12,198	$85,241
Increase in carrying amount due to a change in currency rates	3,870	17	3,887

Balance as of June 30, 2003	$76,913	$12,215	$89,128

(7)	Impairment of Long-Lived Assets

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

During 2002, the Company performed an analysis of certain fleet equipment that was idled in that year or a preceding year. The assets were evaluated in order to determine if they were candidates for the fleet remanufacturing and engine replacement program. Approximately 1,000 tractors or trailers were not considered viable candidates for the program and a decision was made that they would not be placed back into operations. As a result, depreciation was accelerated to the reduced useful life resulting in an additional charge of $2.1 million to depreciation expense in the fourth quarter of 2002. During the third quarter of 2003, the Company began disposal of these assets and anticipates completion by the end of 2003.

(8)	Accrued Liabilities

Accrued liabilities consists of the following at June 30, 2003 and December 31, 2002 (in thousands):

	June 30,	December 31,
	2003	2002

Wages and benefits	$35,188	$41,903
Claims and insurance reserves	40,123	35,487
Other	16,493	15,491

	$91,804	$92,881

(9)	Long-Term Debt

Long-term debt consisted of the following at June 30, 2003 and December 31, 2002 (in thousands):

	June 30,	December 31,
	2003	2002

Revolving credit facility	$34,720	$24,635
Term Loan A	4,373	7,474
Term Loan B	21,198	25,684
Term Loan C	11,724	11,432
Term Loan D	29,250	29,250
Senior notes	150,000	150,000

	251,265	248,475
Less current maturities of long-term debt	(11,000)	(10,785)

	$240,265	$237,690

On September 30, 1997, the Company issued $150.0 million of 8 5/8% senior notes (the “Notes”) through a private placement. Subsequently, the Notes were registered with the Securities and Exchange Commission. The net proceeds from the Notes were used to fund the acquisition of Ryder Automotive Carrier Services, Inc. and RC

Management Corp., pay related fees and expenses, and reduce outstanding indebtedness. The Notes mature on October 1, 2007.

Borrowings under the Notes are general unsecured obligations of the Company. The Company’s obligations under the Notes are guaranteed by substantially all of the subsidiaries of the Company (the “Guarantor Subsidiaries”). Haul Insurance Ltd., Arrendadora de Equipo Para el Transporte de Automoviles, S. de R.L. de C.V. and Axis Logistica, S. de R.L. de C.V. do not guarantee the Company’s obligations under the Notes (the “Nonguarantor Subsidiaries”). See Note 17. There are no restrictions on the ability of Guarantors to make distributions to the Company.

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

On February 25, 2002, the Company refinanced the Revolving Credit Facility and Senior Subordinated Notes with a new credit facility including certain term loans (the “Term Loans”) (the new credit facility and the term loans, collectively, the “Credit Facility”). Proceeds from the Term Loans were used to repurchase the $40.0 million of Senior Subordinated Notes for $37.25 million. In conjunction with the extinguishment of this debt, the Company recognized a pre-tax gain of $2.75 million, during the first quarter of 2002. The Credit Facility includes a revolving credit facility (the “Revolver”) that allows the Company to borrow under a revolving line of credit up to the lesser of $120.0 million or a borrowing base amount as defined in the Credit Facility. The interest rate for the Revolver is based upon the prime rate plus 1.5% or LIBOR plus 4.5% at management’s discretion with a minimum interest rate of 6.5%. Annual commitment fees are due on the undrawn portion of the commitment. At June 30, 2003, $34.7 million was outstanding under the Revolver, and approximately $20.9 million was committed under letters of credit. As of June 30, 2003 the Company had approximately $26.6 million available under the Revolver. The Revolver matures on February 25, 2005.

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

The following table summarizes the terms of the loans in the Credit Facility (in thousands):

	Term Loan A	Term Loan B	Term Loan C	Term Loan D

Date of note	February 25, 2002	February 25, 2002	February 25, 2002	February 25, 2002

Maturity date	February 25, 2005	February 25, 2005	February 25, 2005	February 28, 2005

Original amount	$17,500	$25,000	$11,000	$29,250

Unpaid balance	$ 4,373	$21,198	$11,724	$29,250

Interest rate	Prime + 2.75% or	Prime + 6.5% or	Prime + 9% or	Prime + 3.5%

	Min of 7.75%	Min of 11.5%	Min of 14%

The Credit Facility agreement sets forth a number of affirmative, negative, and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants require the Company to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization, and gains and losses on disposal of operating assets amount and include maximum leverage and minimum fixed charges coverage ratios. The Company was in compliance of the various covenants set forth in the Credit Facility at June 30, 2003.

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

The Company is involved in various environmental matters and litigation relating to employment practices, damages, and other matters arising from operations in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters, other than those discussed below, will not have a material adverse effect on the Company’s financial position or results of operations.

Gateway Development & Manufacturing, Inc. v. Commercial Carriers, Inc., et al.,(the “Gateway Case”) and Commercial Carriers, Inc. v. Gateway Development & Manufacturing, Inc., et al. (the “CCI Case”). The claims at issue in both the Gateway Case and the CCI case center around the contention that the Company breached legal duties with respect to a failed business transaction involving Gateway Development & Manufacturing, Inc., Ryder Truck Rental, Inc. and Ryder System, Inc. In the Gateway Case, the Company sought and received summary judgment in its favor on the sole claim (for tortious interference with contract) asserted against it by Gateway Development & Manufacturing, Inc., but that ruling was reversed on appeal. While the appellate court held that summary judgment in favor of the Company was premature, the Company will be permitted to raise at trial and/or further dispositive motions the substantive arguments upon which its initial summary judgment motion was based. Subsequent to its summary judgment ruling, the trial court permitted the filing and service of cross-claims against the Company by the other defendants in that action. In the CCI Case, the Company has accepted service of a separate complaint asserting claims against the Company by the other defendants in the Gateway Case. It is anticipated that the claims asserted in both the Gateway Case and the CCI Case will be resolved in a unified proceeding. With respect to the entirety of this litigation, the Company intends to continue its vigorous defense against the claims asserted against it, as management believes all of those claims are without merit. While the ultimate results of this litigation cannot be predicted, if this litigation is resolved in a manner that is adverse to the Company, it could have a material adverse effect on the Company’s consolidated financial position or results of operations.

Ryder System, Inc. v. Allied Holdings, Inc., AH Acquisition Corp. and Allied Automotive Group, Inc., in the United States District Court for the Southern District of Florida, relates to the Company’s August 1997 stock acquisition of certain corporations wholly owned by Ryder. Through that acquisition, the Company agreed to assume financial responsibility for certain third-party injury claims arising on or before the August 1997 closing date. Ryder’s original complaint was filed on August 16, 2001. In response, the Company moved to dismiss, and the court granted that motion with leave for Ryder to amend its complaint. On December 26, 2001, Ryder timely filed its amended complaint. Following the dismissal with prejudice of one of the counts asserted by Ryder, Ryder filed, on or about August 1, 2002, a Second Amended Complaint. Ryder’s five-count Second Amended Complaint alleges, in Count one, that the Company breached its agreement with Ryder by failing to undertake certain actions (including posting letters of credit and bonds) to substitute the Company for Ryder under an insurance policy covering third-party claims and with various states’ agencies that regulate matters such as self-insured workers’ compensation. In Counts two and three, the Second Amended Complaint alleges that if these obligations are not required by contract, the legal doctrines of promissory estoppel and negligent misrepresentation created them. In Count four, the Second Amended Complaint seeks a declaration that the Company is required to undertake these actions. In Count five, Ryder seeks a declaration that the Company is obligated to take certain steps to transfer from Ryder to the Company the ownership and administrative responsibility for two pension plans. The Company intends to continue its vigorous defense against the claims asserted against it, as management believes all of those claims are without merit. The Company has also raised several counterclaims. The ultimate results of this litigation cannot be predicted. However, if Ryder prevails on its claims and the court orders the Company to substitute itself for Ryder by, among other things, posting substantial letters of credit, it could have a material adverse effect on the Company’s consolidated financial position or results of operations.

(11)	Guarantees and Indemnifications

Guarantees

The Company leases office space and certain terminal facilities under noncancelable and cancelable (i.e. month-to-month) operating lease agreements, some of which provide guarantees to third parties. With respect to the guarantees that the Company issued in the six months ended June 30, 2003, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of the occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors. Through internal analysis the Company determined that the fair value of the guarantees issued in the six months ended June 30, 2003 are minimal to the Company’s financial position or results of operations.

Indemnifications

The Company enters into indemnification provisions under its agreements with certain of its customers, suppliers, service providers, and business partners in the ordinary course of business. Under these provisions, subject to various limitations and qualifications, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The potential losses primarily relate to obligations that are insured under the Company’s insurance programs. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

In addition, the Company is obligated to indemnify its directors and officers who are, or were, serving at the Company’s request in such capacities, subject to the Company’s By-laws. The maximum potential amount of future payments that the Company could be required to make under the By-laws is unlimited; however the Company has Director and Officer insurance policies that, in most cases, would enable it to recover a portion of any future amounts paid. Historically, the Company has never incurred any costs, and there are no claims outstanding as of June 30, 2003, to settle claims related to these indemnifications. Accordingly, no liabilities for indemnifications have been recorded as of June 30, 2003.

(12)	Net Income (Loss) Per Common Share

SFAS No. 128, Earnings Per Share, requires presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the years presented. Diluted earnings per share reflect the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity

A reconciliation of net income (loss) and the weighted average number of common shares outstanding used to calculate basic and diluted net income (loss) per common share for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic Earnings Per Share:
Weighted average number of common shares outstanding	8,462	8,300	8,436	8,259

Income (loss) before cumulative effect of a change in accounting principle	$3,372	$2,109	$(2,292)	$953
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(4,092)

Net income (loss)	$3,372	$2,109	$(2,292)	$(3,139)

Net income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.40	$0.25	$(0.27)	$0.12
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(0.50)

Net income (loss) per common share	$0.40	$0.25	$(0.27)	$(0.38)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Diluted Earnings Per Share:
Weighted average number of common shares outstanding	8,462	8,300	8,436	8,259
Shares issued upon assumed exercise of outstanding common stock equivalents	238	481	—	534

Weighted average number of common and common stock equivalent shares	8,700	8,781	8,436	8,793

Income (loss) before cumulative effect of a change in accounting principle Cumulative effect of a change in accounting principle, net of taxes	$3,372	$2,109	$(2,292)	$953
	—	—	—	(4,092)

Net income (loss)	$3,372	$2,109	$(2,292)	$(3,139)

Net income (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.39	$0.24	$(0.27)	$0.11

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(0.47)

Net income (loss) per common share	$0.39	$0.24	$(0.27)	$(0.36)

Common stock equivalents for approximately 282,000 shares outstanding for the six months ended June 30, 2003 were excluded from the calculation of diluted earnings per share, as the impact would have been antidilutive.

(13)	Stock Option Plan

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The Company did not grant any significant stock options during the second quarter of 2003. If the Company had elected to recognize compensation cost for the long-term incentive plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS No. 123, net income and earnings per share, using the Black-Scholes option pricing valuation model, would have been changed to the pro forma amounts indicated below for the three- and six-months ended June 30, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Reported net income (loss)	$3,372	$2,109	$(2,292)	$(3,139)
Plus: stock-based employee compensation included in reported net income (loss), net of related taxes	—	—	—	—
Less: stock-based employee compensation determined under the fair value method, net of related taxes	(132)	(163)	(256)	(296)

Pro forma net income (loss)	$3,240	$1,946	$(2,548)	$(3,435)

Income (loss) per share:
As reported:
Basic	$0.40	$0.25	$(0.27)	$(0.38)
Diluted	$0.39	$0.24	$(0.27)	$(0.36)
Pro forma:
Basic	$0.38	$0.23	$(0.30)	$(0.42)
Diluted	$0.37	$0.22	$(0.30)	$(0.39)

(14)	Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners. The Company had comprehensive income of $6.3 million in the second quarter of 2003 versus comprehensive income of $4.1 million in the second quarter of 2002. For the first six months of 2003, the Company had comprehensive income of $2.6 versus a comprehensive loss of $1.3 million for the first six months of 2002. The difference between comprehensive income (loss) and net income (loss) is the foreign currency translation adjustment and minimum pension liability, net of income taxes.

(15)	Investment Income

Investment income consists of the following for the three and six-month period ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest and dividend income	$783	$895	$1,529	$1,717
Realized gains	483	36	582	194
Unrealized gains (losses)	1,741	(316)	1,222	(1,024)

Total	$3,007	$615	$3,333	$887

(16)	Industry Segment and Geographic Information

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues—unaffiliated customers:
Allied Automotive Group	$223,098	$231,480	$429,300	$438,090
Axis Group	6,980	7,504	14,370	14,153

Total	$230,078	$238,984	$443,670	$452,243

Depreciation and amortization:
Allied Automotive Group	$10,076	$11,808	$20,487	$23,998
Axis Group	727	730	1,463	1,437
Corporate/Other	850	744	1,727	1,510

Total	$11,653	$13,282	$23,677	$26,945

Operating profit (loss):
Allied Automotive Group	$7,696	$10,441	$6,619	$16,010
Axis Group	991	1,482	1,662	1,594
Corporate/Other	(1,135)	(2,022)	(2,445)	(3,975)

Total	$7,552	$9,901	$5,836	$13,629
Reconciling items:
Interest expense	(7,373)	(7,610)	(14,754)	(15,732)
Investment income	3,007	615	3,333	887
Gain on early extinguishment of debt	—	—	—	2,750
Foreign exchange gains (losses), net	1,430	(4)	2,448	33
Other, net	—	—	—	(207)

Income (loss) before income taxes and cumulative effect of change in accounting principle	$4,616	$2,902	$(3,137)	$1,360

Capital expenditures:
Allied Automotive Group	$2,330	$4,778	$8,023	$7,386
Axis Group	43	66	201	84
Corporate /Other	166	—	193	—

	$2,539	$4,844	$8,417	$7,470

	June 30,	December 31,
	2003	2002

Total assets:
Allied Automotive Group	$289,817	$296,935
Axis Group	30,226	35,663
Corporate/Other	152,467	152,910

Total	$472,510	$485,508

Geographical information for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
United States	$182,552	$193,744	$358,757	$371,972
Canada	47,526	45,240	84,913	80,271

Total	$230,078	$238,984	$443,670	$452,243

	June 30,	December 31,
	2003	2002

Long-lived assets:
United States	$208,423	$224,119
Canada	65,364	58,310

Total	$273,787	$282,429

Revenues are attributed to the respective countries based on the location of the origination terminal. Substantially all of the Company’s revenues and receivables are realized in the automotive industry by the Allied Automotive Group.

(17)	Supplemental Guarantor Information

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
JUNE 30, 2003
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CURRENT ASSETS:
Cash and cash equivalents	$—	$1,117	$6,456	$—	$7,573
Short-term investments	—	—	67,809	—	67,809
Receivables, net of allowance for doubtful accounts	—	48,689	7,344	—	56,033
Inventories	—	5,514	—	—	5,514
Deferred tax asset — current	27,031	2,240	—	—	29,271
Prepayments and other current assets	16,283	16,117	123	—	32,523

Total current assets	43,314	73,677	81,732	—	198,723

PROPERTY AND EQUIPMENT, NET	7,771	155,993	3,115	—	166,879
OTHER ASSETS:
Goodwill, net	1,515	87,613	—	—	89,128
Other	15,239	1,695	846	—	17,780
Deferred tax asset — noncurrent	15,563	—	—	(15,563)	—
Intercompany receivables	59,321	—	99	(59,420)	—
Investment in subsidiaries	32,097	5,458	—	(37,555)	—

Total other assets	123,735	94,766	945	(112,538)	106,908

Total assets	$174,820	$324,436	$85,792	$(112,538)	$472,510

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$11,000	$—	$—	$11,000
Trade accounts payable	3,214	26,924	193	—	30,331
Intercompany payables	—	59,420	—	(59,420)	—
Accrued liabilities	7,336	61,260	23,208	—	91,804

Total current liabilities	10,550	158,604	23,401	(59,420)	133,135

LONG-TERM DEBT, less current maturities	150,000	90,265	—	—	240,265
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	7,042	—	—	7,042
DEFERRED INCOME TAXES	—	34,566	448	(15,563)	19,451
OTHER LONG-TERM LIABILITIES	1,031	25,155	33,192	—	59,378
STOCKHOLDERS’ EQUITY:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	47,112	166,130	2,488	(168,618)	47,112
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(28,712)	(145,877)	26,263	119,614	(28,712)
Accumulated other comprehensive loss, net of tax	(4,454)	(11,449)	—	11,449	(4,454)

Total stockholders’ equity	13,239	8,804	28,751	(37,555)	13,239

Total liabilities and stockholders’ equity	$174,820	$324,436	$85,792	$(112,538)	$472,510

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2002
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CURRENT ASSETS:
Cash and cash equivalents	$7	$1,936	$8,310	$—	$10,253
Short-term investments	—	—	60,732	—	60,732
Receivables, net of allowance for doubtful accounts	—	56,003	2,509	—	58,512
Inventories	—	5,071	—	—	5,071
Deferred tax assets	37,615	2,211	—	—	39,826
Prepayments and other current assets	17,645	10,826	214	—	28,685

Total current assets	55,267	76,047	71,765	—	203,079

PROPERTY AND EQUIPMENT, NET	8,957	164,501	3,205	—	176,663
OTHER ASSETS:
Goodwill, net	1,515	83,726	—	—	85,241
Other	16,860	2,743	922	—	20,525
Deferred tax asset	7,445	—	—	(7,445)	—
Intercompany receivables	55,952	—	91	(56,043)	—
Investment in subsidiaries	28,466	5,111	—	(33,577)	—

Total other assets	110,238	91,580	1,013	(97,065)	105,766

Total assets	$174,462	$332,128	$75,983	$(97,065)	$485,508

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$10,785	$—	$—	$10,785
Trade accounts payable	3,362	32,930	293	—	36,585
Intercompany payables	—	56,043	—	(56,043)	—
Accrued liabilities	9,755	63,835	19,291	—	92,881

Total current liabilities	13,117	163,593	19,584	(56,043)	140,251

LONG-TERM DEBT, less current maturities	150,000	87,690	—	—	237,690
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	7,467	—	—	7,467
DEFERRED INCOME TAXES	—	34,743	448	(7,445)	27,746
OTHER LONG-TERM LIABILITIES	1,031	31,572	29,437	—	62,040
STOCKHOLDERS’ EQUITY:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	46,801	166,130	2,488	(168,618)	46,801
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(26,420)	(146,278)	24,026	122,252	(26,420)
Accumulated other comprehensive loss, net of tax	(9,360)	(12,789)	—	12,789	(9,360)

Total stockholders’ equity	10,314	7,063	26,514	(33,577)	10,314

Total liabilities and stockholders’ equity	$174,462	$332,128	$75,983	$(97,065)	$485,508

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
THREE MONTHS ENDED JUNE 30, 2003
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$7,298	$229,736	$9,236	$(16,192)	$230,078

OPERATING EXPENSES:
Salaries, wages and fringe benefits	2,555	120,947	—	—	123,502
Operating supplies and expenses	2,310	33,632	26	—	35,968
Purchased transportation	—	25,837	—	—	25,837
Insurance and claims	—	11,476	8,895	(8,894)	11,477
Operating taxes and licenses	58	8,101	—	—	8,159
Depreciation and amortization	849	10,692	112	—	11,653
Rents	510	1,109	1	—	1,620
Communications and utilities	915	662	3	—	1,580
Other operating expenses	1,164	8,574	95	(7,298)	2,535
Loss on disposal of operating assets, net	—	195	—	—	195

Total operating expenses	8,361	221,225	9,132	(16,192)	222,526

Operating (loss) income	(1,063)	8,511	104	—	7,552

OTHER INCOME (EXPENSE):
Interest expense	(1,748)	(5,573)	(52)	—	(7,373)
Interest income	—	21	2,986	—	3,007
Foreign exchange gains, net	—	1,332	98	—	1,430
Equity in earnings of subsidiaries	6,263	227	—	(6,490)	—

	4,515	(3,993)	3,032	(6,490)	(2,936)

(LOSS) INCOME BEFORE INCOME TAXES	3,452	4,518	3,136	(6,490)	4,616
INCOME TAX EXPENSE	(80)	(42)	(1,122)	—	(1,244)

NET INCOME	$3,372	$4,476	$2,014	$(6,490)	$3,372

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
THREE MONTHS ENDED JUNE 30, 2002
(In Thousands)

	ALLIED	GUARANTOR		NONGUARANTOR
	HOLDINGS	SUBSIDIARIES		SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$2,535	$238,716		$9,397	$(11,664)	$238,984

OPERATING EXPENSES:
Salaries, wages and fringe benefits	1,959	125,554		—	—	127,513
Operating supplies and expenses	461	35,399		46	—	35,906
Purchased transportation	—	25,527		—	—	25,527
Insurance and claims	—	12,927		9,131	(9,129)	12,929
Operating taxes and licenses	54	8,576		—	—	8,630
Depreciation and amortization	744	12,420		118	—	13,282
Rents	424	1,232		1	—	1,657
Communications and utilities	141	1,729		3	—	1,873
Other operating expenses	683	3,168		135	(2,535)	1,451
Loss on disposal of operating assets, net	—	315		—	—	315

Total operating expenses	4,466	226,847		9,434	(11,664)	229,083

Operating (loss) income	(1,931)	11,869		(37)	—	9,901

OTHER INCOME (EXPENSE):
Interest expense	(5,336)	(2,321)		(43)	90	(7,610)
Interest income	1	61		643	(90)	615
Gain on early extinguishment of debt	—	—		—	—	—
Intercompany dividends	818	(818)	—	—	—	—
Foreign exchange gains (losses), net	(8)	4		—	—	(4)
Other, net	—	—		—	—	—
Equity in (losses) earnings of subsidiaries	9,498	36		—	(9,534)	—

	4,973	(3,038)		600	(9,534)	(6,999)

(LOSS) INCOME BEFORE INCOME TAXES	3,042	8,831		563	(9,534)	2,902
INCOME TAX BENEFIT (EXPENSE)	(933)	998		(858)	—	(793)

NET LOSS	$2,109	$9,829		$(295)	$(9,534)	$2,109

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
SIX MONTHS ENDED JUNE 30, 2003
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$14,104	$442,986	$18,258	$(31,678)	$443,670

OPERATING EXPENSES:
Salaries, wages and fringe benefits	5,165	235,912	—	—	241,077
Operating supplies and expenses	4,543	68,527	78	—	73,148
Purchased transportation	—	50,550	—	—	50,550
Insurance and claims	—	20,987	17,421	(17,574)	20,834
Operating taxes and licenses	123	15,874	—	—	15,997
Depreciation and amortization	1,727	21,718	232	—	23,677
Rents	988	2,249	3	—	3,240
Communications and utilities	1,850	1,612	6	—	3,468
Other operating expenses	2,143	17,150	195	(14,104)	5,384
Loss on disposal of operating assets, net	—	459	—	—	459

Total operating expenses	16,539	435,038	17,935	(31,678)	437,834

Operating (loss) income	(2,435)	7,948	323	—	5,836

OTHER INCOME (EXPENSE):
Interest expense	(3,974)	(10,680)	(100)	—	(14,754)
Interest income		42	3,291	—	3,333
Intercompany dividends	—	—	—	—	—
Foreign exchange (losses) gains, net	—	2,421	27	—	2,448
Equity in earnings of subsidiaries	2,291	347	—	(2,638)	—

	(1,683)	(7,870)	3,218	(2,638)	(8,973)

(LOSS) INCOME BEFORE INCOME TAXES	(4,118)	78	3,541	(2,638)	(3,137)
INCOME TAX BENEFIT (EXPENSE)	1,826	323	(1,304)	—	845

NET (LOSS) INCOME	$(2,292)	$401	$2,237	$(2,638)	$(2,292)

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
SIX MONTHS ENDED JUNE 30, 2002
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$5,070	$451,483	$19,019	$(23,329)	$452,243

OPERATING EXPENSES:
Salaries, wages and fringe benefits	3,435	242,614	—	—	246,049
Operating supplies and expenses	787	65,939	85	—	66,811
Purchased transportation	—	47,107	—	—	47,107
Insurance and claims	—	23,498	18,261	(18,259)	23,500
Operating taxes and licenses	108	16,985	—	—	17,093
Depreciation and amortization	1,510	25,198	237	—	26,945
Rents	847	2,360	3	—	3,210
Communications and utilities	326	3,533	6	—	3,865
Other operating expenses	1,848	7,749	221	(5,070)	4,748
Gain on disposal of operating assets, net	—	(714)			(714)

Total operating expenses	8,861	434,269	18,813	(23,329)	438,614

Operating (loss) income	(3,791)	17,214	206	—	13,629

OTHER INCOME (EXPENSE):
Interest expense	(7,516)	(8,174)	(132)	90	(15,732)
Interest income	1	26	950	(90)	887
Gain on early extinguishment of debt	2,750	—	—	—	2,750
Intercompany dividends	978	(978)	—	—	—
Foreign exchange (losses) gains, net	(8)	41	—	—	33
Other, net	—	—	(207)	—	(207)
Equity in earnings of subsidiaries	4,240	133	—	(4,373)	—

	445	(8,952)	611	(4,373)	(12,269)

(LOSS) INCOME BEFORE INCOME TAXES & CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(3,346)	8,262	817	(4,373)	1,360

INCOME TAX BENEFIT (EXPENSE)	207	972	(1,586)	—	(407)

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(3,139)	9,234	(769)	(4,373)	953
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	(4,092)	—	—	(4,092)

NET (LOSS) INCOME	$(3,139)	$5,142	$(769)	$(4,373)	$(3,139)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
SIX MONTHS ENDED JUNE 30, 2003
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,292)	$401	$2,237	$(2,638)	$(2,292)

Reconciliation of net (loss) income to net cash provided by (used in) operating activities:
Interest expense paid in kind	—	725	—	—	725
Amortization of deferred financing costs	2,054	—	—	—	2,054
Depreciation and amortization	1,727	21,718	232	—	23,677
Loss on disposal of assets and other, net	—	459	—	—	459
Foreign exchange (losses) gains, net	—	(2,448)	—	—	(2,448)
Deferred income taxes	(671)	—	—	—	(671)
Compensation expense related to stock options and grants	120	—	—	—	120
Equity in (earnings) losses of subsidiaries	(2,291)	(347)	—	2,638	—
Amortization of Teamsters Union contract costs	—	1,000	—	—	1,000
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	—	8,768	(4,835)	—	3,933
Inventories	—	(299)	—	—	(299)
Prepayments and other current assets	1,362	(4,933)	91	—	(3,480)
Short-term investments	—	—	(7,077)	—	(7,077)
Trade accounts payable	(148)	(6,946)	(100)	—	(7,194)
Intercompany receivables	3,334	(3,326)	(8)	—	—
Accrued liabilities	(2,419)	(10,566)	7,672	—	(5,313)

Net change in operating assets and liabilities	2,129	(17,302)	(4,257)	—	(19,430)

Net cash provided by (used in) operating activities	776	4,206	(1,788)	—	3,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(194)	(8,157)	(66)	—	(8,417)
Proceeds from sale of property and equipment	—	31	—	—	31
Decrease in cash surrender value of life insurance	2	—	—	—	2

Net cash used in investing activities	(192)	(8,126)	(66)	—	(8,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to revolving credit facilities, net	—	10,084	—	—	10,084
Repayment of long-term debt	—	(8,019)	—	—	(8,019)
Payment of deferred financing costs	(414)	—	—	—	(414)
Proceeds from issuance of common stock	191	—	—	—	191
Other, net	(368)	394	—	—	26

Net cash (used in) provided by financing activities	(591)	2,459	—	—	1,868

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	642	—	—	642
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7)	(819)	(1,854)	—	(2,680)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7	1,936	8,310	—	10,253

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,117	$6,456	$—	$7,573

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW INFORMATION
SIX MONTHS ENDED JUNE 30, 2002
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	($3,139)	$5,142	($769)	($4,373)	($3,139)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gain on early extinguishment of debt	(2,750)	—			(2,750)
Interest expense paid in kind	—	377			377
Amortization of deferred financing costs	2,028	—			2,028
Depreciation and amortization	1,510	25,198	237	—	26,945
Gain on disposal of assets and other, net	—	(507)	—	—	(507)
Foreign exchange gains (losses), net	8	(41)	—	—	(33)
Cumulative effect of change in accounting principle	—	4,092	—	—	4,092
Deferred income taxes	1,832	(789)	(575)	—	468
Compensation expense related to stock options and grants	148	—	—	—	148
Equity in earnings of subsidiaries	(4,240)	(133)	—	4,373	—
Amortization of Teamsters Union contract costs	—	1,200	—	—	1,200
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	24	10,692	241	—	10,957
Inventories	—	233	5	—	238
Prepayments and other current assets	294	(194)	(8)	—	92
Increase in short-term investments	—	—	(1,229)	—	(1,229)
Intercompany receivables and payables	185,670	(181,911)	(3,759)	—	—
Trade accounts payable	(1,009)	1,176	50	—	217
Accrued liabilities	(2,847)	(7,050)	11,890	—	1,993

Net change in operating assets and liabilities	182,132	(177,054)	7,190	—	12,268

Net cash provided by (used in) operating activities	$177,529	($142,515)	$6,083	$0	$41,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(7,470)	—	—	(7,470)
Intercompany sale of property and equipment	(2)	2	—	—	—
Proceeds from sale of property and equipment	—	2,857	—	—	2,857
Proceeds from sale of equity investment in joint venture	—	—	2,700	—	2,700
Capital contribution	(73,178)	73,100	78	—	—
Return of capital	40,881	(39,829)	(1,052)	—	—
Increase in cash surrender value of life insurance	(317)	—	—	—	(317)

Net cash provided by (used in) investing activities	(32,616)	28,660	1,726	—	(2,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) additions to revolving credit facilities, net	(98,900)	38,177	—		(60,723)
Additions to long-term debt	—	82,751	—		82,751
Repayment of long-term debt	(37,498)	(6,332)	—		(43,830)
Payment of deferred financing costs	(8,829)	—	—	—	(8,829)
Proceeds from issuance of common stock	161	—	—	—	161
Other, net	(56)	130	299	—	373

Net cash (used in) provided by financing activities	(145,122)	114,726	299	—	(30,097)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	158	—	—	158
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(209)	1,029	8,108	—	8,928
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	209	1,063	9,271	—	10,543

CASH AND CASH EQUIVALENTS AT END OF PERIOD	—	$2,092	$17,379	—	$19,471

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company, through its subsidiaries, generates revenues providing services to the automotive industry. Allied Automotive Group, Inc. (“AAG”) is the largest motor carrier in North America specializing in the transportation of new automobiles, light trucks and SUV’s, for most of the major domestic and foreign automotive manufacturers.

The following table sets forth the percentage relationship of expense items to revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and fringe benefits	53.7	53.4	54.3	54.4
Operating supplies and expenses	15.6	15.0	16.4	14.8
Purchased transportation	11.2	10.7	11.4	10.4
Insurance and claims	5.0	5.4	4.7	5.2
Operating taxes and licenses	3.5	3.6	3.6	3.8
Depreciation and amortization	5.1	5.6	5.3	6.0
Rents	0.7	0.7	0.7	0.7
Communications and utilities	0.7	0.8	0.8	0.9
Other operating expenses	1.1	0.6	1.2	1.0
Loss (gain) on sale of operating assets	0.1	0.1	0.1	(0.2)

Total operating expenses	(96.7)	(95.9)	(98.7)	(97.0)

Operating income (loss)	3.3	4.1	1.3	3.0
Other income (expense):
Interest expense	(3.2)	(3.2)	(3.3)	(3.5)
Interest income	1.3	0.3	0.7	0.2
Gain on early extinguishment of debt	0.0	0.0	0.0	0.6
Foreign exchange gains (losses), net	0.6	0.0	0.6	0.0

	(1.3)	(2.9)	(2.0)	(2.7)
Income (loss) before income taxes and cumulative effect of change in accounting principle	2.0	1.2	(0.7)	0.3
Income tax (expense) benefit	(0.5)	(0.3)	0.2	(0.1)

Income before cumulative effect of change in accounting principle	1.5	0.9	(0.5)	0.2
Cumulative effect of change in accounting principle, net of tax	0.0	0.0	0.0	(0.9)

Net income (loss)	1.5%	0.9%	(0.5)%	(0.7)%

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

Revenues were $230.1 million in the second quarter of 2003 compared to revenues of $239.0 million in the second quarter of 2002, a decrease of $8.9 million, or 3.7%. For the six-month period ended June 30, 2003, revenues were $443.7 million, versus revenues of $452.2 million for the six-month period ended June 30, 2002, a decrease of $8.5 million, or 1.9%. The decline in revenues in the second quarter was due primarily to a decline in the number of vehicle deliveries, resulting from lower production levels by the automotive manufacturers compared to the same quarter in 2002. Vehicle deliveries declined by 5.8% during the second quarter of 2003 versus the second quarter of 2002. The

Company’s results of operations are also adversely affected by cyclical downturns in the general economy and in the automotive industry as well as consumer preferences in purchasing new automobiles, SUV’s and light trucks instead of small passenger vehicles. The Company experienced reduced load factors on deliveries of SUV’s and light trucks due to their size, which results in less revenue per load of vehicle delivered. Additionally, manufacturing production downtime, vacations and model change-overs traditionally take place during the third quarter by the automotive manufacturers and as a result, the Company typically experiences lower vehicle deliveries in the third quarter, as compared to other quarters.

The Company recorded net income of $3.4 million in the second quarter of 2003 versus net income of $2.1 million in the second quarter of 2002. Results for the second quarter of 2003 include foreign exchange gains of $1.4 million related primarily to the Company’s operating subsidiary in Canada and $3.0 million of investment income from marketable securities held by the Company’s captive insurance company. The Company realized approximately $1.3 million of its total investment income recognized in the second quarter. Basic earnings per share in the second quarter of 2003 were $0.40 versus $0.25 in the second quarter of 2002. Diluted earnings per share in the second quarter of 2003 were $0.39 versus $0.24 in the second quarter of 2002. For the six-month period ended June 30, 2003, the Company experienced a net loss of $2.3 million versus a net loss of $3.1 million for the six-month period ended June 30, 2002. Results for the first six months of 2003 include $3.3 million of investment income and $2.4 million of foreign exchange gains, compared to $0.9 million of investment income and nominal gains related to foreign exchange rates in the first six months of 2002. Basic and diluted loss per share were $0.27 for the six-month period ended June 30, 2003 versus basic loss per share of $0.38 and diluted loss per share of $0.36 for the six-month period ended June 30, 2002.

Earnings before interest, taxes, depreciation and amortization, gains and losses on disposal of assets, gain on the early extinguishment of debt, foreign exchange gains, net and other losses (“Adjusted EBITDA”) for the second quarter of 2003 were $19.4 million compared to $23.5 million of Adjusted EBITDA reported during the second quarter of 2002. For the six-month period ended June 30, 2003 Adjusted EBITDA was $30.0 million versus $39.9 million for the six-month period ended June 30, 2002. Adjusted EBITDA for the second quarter of 2003 was adversely affected by approximately $4.0 million related to decreased vehicle deliveries arising from lower original equipment manufacturer (“OEM”) production levels in 2003 versus 2002, offset somewhat by the Company’s internal initiatives that continued to gain traction. Specifically, incidents of cargo damage, worker injuries and traffic accidents declined versus the same period in 2002. The benefit from improved execution of internal initiatives virtually eliminated the approximate $2.0 million increase in costs during the second quarter from increased wages and benefits to the Company’s Teamster-represented employees. In the U.S., the Company’s costs for these employees were higher during April and May of 2003, the final two months of the previous Teamster contract, versus the same period in the prior year. Starting June 1, 2003, the Company began operating under a new five-year agreement with the Teamsters in the U.S. and there was no wage or benefit inflation in June of 2003. Wages under the new U.S. agreement will remain frozen for the first two years of the agreement and health, welfare and pension contributions will increase beginning August 1, 2003. Management believes that this new five year contract stabilizes the Company’s U.S. Teamster labor agreement during a critical phase of the Company’s turnaround and that the successful ratification of the new labor agreement is an important step in Allied’s ongoing revitalization effort. There was no wage and benefit inflation for employees represented by the Teamsters in Canada during the second quarter of 2003 as a result of new labor agreements negotiated in Canada over the past year.

Adjusted EBITDA is presented because management believes it provides useful information to investors regarding the Company’s ability to generate cash flows that can be used to service debt and provide for capital expenditures. Adjusted EBITDA is also a component of certain financial covenants in the Company’s debt agreements. A reconciliation of Adjusted EBITDA to Net Income and Operating Cash Flows is provided below, as they are the closest measures in the Company’s financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), in terms of comparability to Adjusted EBITDA. Because Adjusted EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying calculation, Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies.

The following table reconciles Adjusted EBITDA to Net Income and Operating Cash Flows for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Reconciliation of Net Income to Adjusted EBITDA:
Net income (loss)	$3,372	$2,109	$(2,292)	$(3,139)
Income tax expense (benefit)	1,244	793	(845)	407
Interest expense	7,373	7,610	14,754	15,732
Investment income	(3,007)	(615)	(3,333)	(887)
Gain on early extinguishment of debt	—	—	—	(2,750)
Foreign exchange losses (gains), net	(1,430)	4	(2,448)	(33)
Other, net	—	—	—	207
Cumulative effect of change in accounting principle, net of tax	—	—	—	4,092
Loss (gain) on disposal of operating assets	195	315	459	(714)
Depreciation and Amortization	11,653	13,282	23,677	26,945

Adjusted EBITDA	$19,400	$23,498	$29,972	$39,860

Reconciliation of operating cash flows to Adjusted EBITDA:
Cash provided by operations	$7,801	$16,726	$3,194	$41,097
Adjustments:
Interest expense	7,373	7,610	14,754	15,732
Interest paid in kind	(356)	(365)	(725)	(377)
Investment income	(3,007)	(615)	(3,333)	(887)
Amortization of deferred financing costs	(1,042)	(983)	(2,054)	(2,028)
Income tax expense (benefit)	1,244	793	(845)	407
Deferred income taxes	(3,730)	(2,235)	671	(468)
Amortization of Teamster union contract costs	(400)	(600)	(1,000)	(1,200)
Compensation expense related to stock options	(60)	(89)	(120)	(148)
Total change in operating assets and liabilities	11,577	3,256	19,430	(12,268)

Adjusted EBITDA	$19,400	$23,498	$29,972	$39,860

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

During the second quarter of 2003, the Company began operating under a new five-year agreement with the International Brotherhood of Teamsters (“Teamsters”) in the United States. The agreement was effective beginning June 1, 2003.

The following is a discussion of the changes in the Company’s major expense categories:

Salaries, wages and fringe benefits increased from 53.4% of revenues in the second quarter of 2002 to 53.7% of revenues in the second quarter of 2003, and decreased from 54.4% of revenues for the six-month period ended June 30, 2002 to 54.3% of revenues for the six-month period ended June 30, 2003. On June 1, 2002 Teamster wages and benefits increased based on the provisions of the Master Agreement in effect at that time. The changes mandated by the Master Agreement resulted in increased costs of approximately $2.0 million in the second quarter of 2003 over 2002 and $5.0 million in the first six months of 2003 over 2002. The wage and benefit increases were partially offset by continued productivity and efficiency improvements implemented by the Company. These productivity and efficiency improvements included a better day-to-day management of the Company’s labor needs for drivers, as the Master Agreement allows for temporary layoffs of the driver workforce based on driver requirements. Wage and benefit increases were also offset by a reduction in workers compensation expense, which is due to the Company’s ongoing initiative to reduce worker injuries.

The new agreement with the Teamsters in the United States covers approximately 70% of the Company’s employees. Economic provisions of the new agreement include a wage freeze for the first two years of the agreement and wage increases of approximately 2.0% on June 1, 2005, 2.0% on June 1, 2006, and an additional 2.5% on June 1, 2007. The agreement provides for increases in health, welfare and pension contributions by the Company during each year of the agreement. The economic provisions of the contract are anticipated to increase the Company’s U.S. Teamster labor costs approximately 1.1% in year one of the agreement, 1.3% in year two, 2.5% in year three, 2.5% in year four, and 3.0% in year five of the agreement.

During March 2003, the Company renegotiated a contract that expired October 31, 2002 with the Teamsters Union in Eastern Canada. The employees governed by this contract represent approximately 70% of the Company’s total bargaining unit employees in Canada. The employees in Eastern Canada agreed to a three-year contract with a wage freeze in the first two years and increases in the third year. Health and welfare costs were frozen for the entire three-year agreement and there were pension increases each year of the new contract. The additional pension contributions will increase costs approximately 0.2% in year one of the agreement and approximately 0.6% in year two of the agreement. The wage and pension increases in year three of the agreement will increase costs approximately 3.2%.

Operating supplies and expenses increased from 15.0% of revenues in the second quarter of 2002 to 15.6% of revenues in the second quarter of 2003, and increased from 14.8% of revenues for the six-month period ended June 30, 2002 to 16.4% of revenues for the six-month period ended June 30, 2003. The increase for the six-month period was due primarily to an increase in fuel costs experienced in 2003. Fuel costs increased by an average of 25% per gallon, resulting in higher fuel expense of $1.2 million in the second quarter of 2003 versus 2002, and $6.2 million in the first six months of 2003 versus the first six months of 2002. The Company has negotiated fuel surcharges with customers representing approximately 64.0% of the Company’s customers, which enables it to pass on fuel costs to such customers. However, the customer fuel surcharges typically reset at the beginning of each quarter based on the fuel prices from the previous quarter. Therefore, there is a one-quarter lag between the time fuel prices change and the adjustment to the fuel surcharge. Fuel surcharges are recorded as a component of revenue.

Purchased transportation increased from 10.7% of revenues in the second quarter of 2002 to 11.2% of revenues in the second quarter of 2003, and increased from 10.4% of revenues for the six-month period ended June 30, 2002 to 11.4% of revenues for the six-month period ended June 30, 2003. The increase was due primarily to a shift in the mix of owner-operators versus company drivers and an increase in business at locations where owner-operators are utilized for vehicle deliveries. All costs for owner-operators are included in purchased transportation expense.

Insurance and claims expense decreased from 5.4% of revenues in the second quarter of 2002 to 5.0% of revenues in the second quarter of 2003, and decreased from 5.2% of revenues for the six-month period ended June 30, 2002 to 4.7% of revenues for the six-month period ended June 30, 2003. The decrease was a result of lower cargo claims experienced on shipped vehicles as well as a reduction in auto liability accidents. These operating improvements are a result of the Company’s ongoing initiatives to improve quality and safety measures, as well as claims processing.

Depreciation and amortization decreased from 5.6% of revenues in the second quarter of 2002 to 5.1% of revenues in the second quarter of 2003, and decreased from 6.0% of revenues for the six-month period ended June 30, 2002 to 5.3% of revenues for the six-month period ended June 30, 2003. The decrease is due primarily to the disposal of assets in 2002 with a net book value of approximately $5.1 million, combined with capital spending that was lower than depreciation and amortization expense in calendar year 2002 and for the first six months of 2003.

During 2002, the Company performed an analysis of certain fleet equipment that was idled in that year or a preceding year. The assets were evaluated in order to determine if they were candidates for the fleet remanufacturing and engine replacement program. Approximately 1,000 tractors or trailers were not considered viable candidates for the program and a decision was made that they would not be placed back into operations. As a result, depreciation was accelerated to the reduced useful life resulting in an additional charge of $2.1 million to depreciation expense in the fourth quarter of 2002. During the third quarter of 2003, the Company began disposal of these assets and anticipates completion by the end of 2003.

The Company continues its tractor and trailer (“Rig”) remanufacturing program to remanufacture existing owned Rigs rather than purchasing new Rigs. Remanufacturing existing Rigs requires less capital spending than purchasing new Rigs. During the second quarter of 2003, the Company remanufactured approximately 30 Rigs and replaced approximately 40 engines in its tractors. The total remanufactured Rigs and replaced engines during the life of the program are approximately 440 and 500, respectively. Due to the production cutbacks by the automotive industry in the second quarter of 2003 and the cyclical decline in the industry typically experienced in the third quarter, the Company will continue to evaluate the number of vehicles to be remanufactured during the third quarter of 2003 as visibility into product shipment levels improve. The Company expects to spend between $15.0 and $20.0 million on capital expenditures during calendar year 2003 related mainly to the fleet remanufacturing program.

Other operating expenses increased from 0.6% of revenues in the second quarter of 2002 to 1.1% of revenues in the second quarter of 2003, and increased from 1.0% of revenues for the six-month period ended June 30, 2002 to 1.2% of revenues for the six-month period ended June 30, 2003. The increase was due primarily to additional expenses related to the negotiation of the new agreement with the Teamsters that were incurred mainly during the second quarter of 2003.

Investment income increased from $615,000 in the second quarter of 2002 to $3.0 million in the second quarter of 2003, and increased from $887,000 for the six-month period ended June 30, 2002 to $3.3 million for the six-month period ended June 30, 2003 which included $2.1 million and $1.2 million realized and unrealized gains, respectively. The increase was due to an increase in value on marketable debt and equity securities held by the Company’s captive insurance company.

Foreign exchange gains, net increased from $4,000 in the second quarter of 2002 to $1.4 million in the second quarter of 2003, and increased from $33,000 for the six-month period ended June 30, 2002 to $2.4 million for the six-month period ended June 30, 2003. The increase was due primarily to favorable exchange rate changes related to the Company’s operating subsidiary in Canada that resulted from a strengthening of the Canadian dollar in relation to the U.S. dollar that continued through the second quarter of 2003. The Canadian dollar increased in value by approximately 17%, as compared to the U.S. dollar since the beginning of 2003.

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

Net cash provided by operating activities totaled $3.2 million for the six-month period ended June 30, 2003 versus $41.1 million for the six-month period ended June 30, 2002. The decrease in cash provided by operations was due primarily to reduced Adjusted EBITDA, increased funding of the Company’s captive insurance company, as well as unfavorable changes in working capital. For the six-month period ended June 30, 2003 working capital changed unfavorably by $19.4 million, versus a favorable change of $12.3 million for the six-month period ended June 30, 2002. The unfavorable change in working capital in 2003 was related to a decrease in cash generated from accounts receivable of $7.0 million, a change in the investment portfolio mix of the Company’s captive insurance company from cash to short-term investments, as well as an increase in cash used to settle accounts payable and accrued liabilities. During 2002, the Company reduced its accounts receivable outstanding with customers by $13.8 million. As of December 31, 2001 the average days outstanding in accounts receivable were 31.2, which was reduced to 23.2 and 17.9 at December 31, 2002 and June 30, 2003 respectively. The increase in short-term investments was due primarily to increased funding of the Company’s captive insurance company resulting from a change in its primary insurance carrier from Kemper to Ace U.S.A. In the first six months of 2003, the Company changed primary insurance carriers due to a downgrading of Kemper by A.M. Best. As a result of the change in carriers, the Company experienced increased collateral requirements that required increased funding to the Company’s captive insurance company. The Company is aggressively pursuing alternatives to resolve the collateral requirements. As a result, the investments held by the captive insurance have been converted into short-term investments that are highly liquid, which will reduce the amount of assets necessary to secure the lines of credit.

Net cash used in investing activities totaled $8.4 million for the six-month period ended June 30, 2003 versus $2.2 million for the six-month period ended June 30, 2002. Cash paid to purchase capital items, which are related mainly to the fleet remanufacturing program, increased by $0.9 million while cash proceeds from the sale of assets and joint ventures decreased by $5.6 million. The Company did not sell any significant assets in the first six months of 2003. The Company began its fleet remanufacturing program in 2002 and capital expenditures were weighted more in the third and fourth quarters of 2002. However, during 2003 the Company reduced the number of Rigs remanufactured during the second quarter primarily due to cutbacks in production levels by the OEMs. The Company will continue to evaluate the progression of the remanufacturing program throughout 2003. Capital expenditures for fiscal year 2003 are expected to be in the range of $15.0 million to $20.0 million related mainly to the fleet remanufacturing program.

Net cash provided by financing activities totaled $1.9 million for the six-month period ended June 30, 2003 versus net cash used in financing activities of $30.1 million for the six-month period ended June 30, 2002. Debt repayments were lower in 2003 due to reduced Adjusted EBITDA, increased working capital requirements set forth in the Credit Facility, lower cash proceeds from asset sales, and the increase in funding requirements of the Company’s captive insurance company.

On February 25, 2002, the Company refinanced its revolving credit facility and $40.0 million Senior Subordinated Notes with a new credit facility including certain term loans (the “Term Loans”)(collectively the “Credit Facility.”) Proceeds from the Term Loans were used to repurchase the $40.0 million of Senior Subordinated Notes for $37.25 million. The Credit Facility includes a revolving credit facility (the “Revolver”) that allows the Company to borrow under a revolving line of credit up to the lesser of $120.0 million or a borrowing base amount as defined in the Credit Facility agreement. The interest rate for the Revolver is based upon the prime rate plus 1.5% or LIBOR plus 4.5% with a minimum interest rate of 6.5%. Annual commitment fees are due on the undrawn portion of the commitment. At June 30, 2003, $34.7 million was outstanding under the Revolver, and approximately $20.9 million was committed under letters of credit. As of June 30, 2003, the Company had approximately $26.6 million available under the Revolver. The Revolver matures on February 25, 2005.

Borrowings under the Credit Facility are secured by a first priority security interest on assets of the Company and certain of its subsidiaries, including a pledge of stock of certain subsidiaries. In addition, certain subsidiaries of the Company jointly and severally guarantee the obligations of the Company under the Credit Facility.

The Credit Facility contains four loans with the following terms (in thousands):

	Term Loan A	Term Loan B	Term Loan C	Term Loan D

Date of note	February 25, 2002	February 25, 2002	February 25, 2002	February 25, 2002
Maturity date	February 25, 2005	February 25, 2005	February 25, 2005	February 28, 2005
Original amount	$17,500	$25,000	$11,000	$29,250
Unpaid balance	$ 4,371	$21,198	$11,724	$29,250
Interest rate	Prime + 2.75% or	Prime + 6.5% or	Prime + 9% or	Prime + 3.5%
	Min of 7.75%	Min of 11.5%	Min of 14%

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

Future maturities of long-term debt are as follows at June 30, 2003 (in thousands):

July 1, 2003 to June 30, 2004	$11,000
July 1, 2004 to June 30, 2005	90,265
July 1, 2005 to June 30, 2006	0
July 1, 2006 to June 30, 2007	0
July 1, 2007 to October 1, 2007	150,000

$251,265

The Credit Facility agreement sets forth a number of affirmative, negative and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization, and gains and losses on disposal of operating assets, and also includes leverage and fixed charges coverage ratios. During the first quarter of 2003, the Company amended its Credit Facility agreement to adjust two financial covenants: the minimum consolidated Covenant EBITDA and the maximum fixed charges coverage ratio. The Company incurred a fee of $300,000 related to the completion of the amendment to the Credit Facility. Prior to the amendment, the minimum consolidated Covenant EBITDA increased from $60.0 million at December 31, 2002 to $70.0 million at December 31, 2003. The minimum consolidated Covenant EBITDA is tested monthly and the increases were at varying amounts each month. The amendment reduced the increases and the minimum consolidated Covenant EBITDA from $70.0 million to $65.0 million. Therefore, the minimum consolidated Covenant EBITDA will now increase from $60.0 million at December 31, 2002 to $65.0 million at December 31, 2003. In addition, the fixed charges coverage ratio covenant was amended based on the reduction in the Covenant EBITDA. The financial covenants were amended by the Company and its lenders due to the potential adverse financial impact from external factors in 2003 including, but not limited to, the war with Iraq and a drop in new vehicle production, as well as higher fuel prices. There can be no assurance that the Company will be able to comply with these or its other debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its debt instruments, if not waived, or to adequately service debt obligations, could result in a default under the Credit Facility. Any default under the Company’s debt instruments, particularly any default that results in an acceleration of indebtedness or foreclosure on collateral, could have a material adverse effect on the Company.

In addition, the Company is involved in various litigation matters, including the Gateway Development & Manufacturing case, Commercial Carriers, Inc. case and the Ryder Systems case. While it is not possible to predict the outcome of the litigation against the Company and while the Company believes that these claims are without merit, if the litigation is resolved in a manner that is adverse to the Company, it could have a material adverse effect on the Company’s consolidated financial position and significantly increase the Company’s need for additional liquidity.

Quantitative and Qualitative Disclosures about Market Risk

Disclosures About Market Risks

The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in short-term investment prices, interest rates, fuel prices, and foreign currency exchange rates.

Investments

The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. Short-term investments at June 30, 2003, which are recorded at fair value of $67.8 million, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in quoted prices and amounts to $6.8 million.

Interest Rates

The Company primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. The majority of the Company’s long-term debt obligations bear a fixed rate of interest. A one-percentage point increase in interest rates affecting the Company’s floating rate long-term debt would reduce pre-tax income by $1.0 million over the next fiscal year. A one-percentage point change in interest rates would not have a material effect on the fair value of the Company’s fixed rate long-term debt.

Substantial Leverage

The Company has consolidated indebtedness, which is substantial in relation to its stockholders’ equity. As of June 30, 2003, the Company had total long-term debt of approximately $251.3 million (excluding approximately $122.1 million of trade payables and other accrued liabilities) and stockholders’ equity of approximately $13.2 million. In addition, the Company has additional borrowings available under its revolving credit facility, which is discussed in the notes to the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q. The Company’s leveraged financial position exposes it to the risk of increased interest rates, may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and may make the Company more vulnerable to economic downturns and work stoppages, and limit its ability to withstand competitive pressures.

The Company’s debt instruments contain a number of affirmative, negative, and financial covenants, which limit the ability of the Company to, among other things, incur debt, incur liens, make investments, make capital expenditures, make dividend or other distributions or enter into a merger or consolidation transaction. As of June 30, 2003, the Company was in compliance with the terms of its various long-term debt covenants. There can be no assurance, however, that the Company will be able to comply with its debt covenants in the future or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants on commercially reasonable terms, if at all.

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

Labor Matters

Employees of the Company’s subsidiary, Allied Systems, which represents approximately 70% of the Company’s workforce, are represented by the International Brotherhood of Teamsters Union in the United States. A new collective bargaining agreement, which covers the Company’s employees represented by the Teamsters, commenced on June 1, 2003 and will expire on May 31, 2008.

Economic provisions of the agreement include a wage freeze for the first two years of the agreement and wage increases of approximately 2% on June 1, 2005, 2% on June 1, 2006, and an additional 2.5% on June 1, 2007. The agreement provides for increases in health, welfare and pension contributions by the Company during each year of the agreement. The economic provisions of the contract will increase the Company’s U.S. Teamster labor costs approximately 1.1% in year one of the agreement, 1.3% in year two, 2.5% in year three, 2.5% in year four, and 3.0% in year five of the agreement. In addition to the economic provisions, the agreement contains key changes in work-rule provisions that provide increased flexibility in the Company’s operations in order to meet evolving client expectations and potentially improve the Company’s ability to compete for new business.

The United Auto Workers’ (“UAW”) contract with Ford Motor Company, General Motors Corporation, and DaimlerChrysler Corporation expires in September 2003. The failure of any of these automobile manufacturers to negotiate a new agreement with the UAW without a work stoppage, which reduces production levels could have a material adverse effect on the Company.

Fuel Prices

Allied Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, and changes in global demand and global production. To reduce price risk caused by market fluctuations, Allied Automotive Group periodically purchases fuel in advance of consumption. A 10% increase in diesel fuel prices would reduce pre-tax income by $4.9 million over the next fiscal year assuming levels of fuel consumption and pricing in the remainder of 2003 is consistent with the first six months of 2003, without taking into account any positive impact arising from fuel surcharges.

Competition

The automotive transportation industry is highly competitive, as Allied Automotive Group currently competes with other motor carriers of varying sizes, as well as with railroads. Allied Automotive Group also competes with non-union motor carriers. The development of new methods of hauling vehicles could also lead to competition.

The carhaul business is labor intensive for union carhaul companies. Wages and benefits represented approximately $123.5 million of the Company’s consolidated operating expenses for the quarter ended June 30, 2003. There has been an increase in the number of carhaul companies that utilize non-union labor, and the market share represented by such companies has increased. Carhaul companies that utilize non-union labor operate at a significant cost advantage as compared to Allied Automotive Group and other union carhaul companies due to lower labor costs, primarily as a result of lower benefit and pension costs. Non-union competitors also operate without work rules which apply to Allied Automotive Group and other union companies, which provide non-union companies with a competitive advantage. Non-union companies, which operate at a significant cost advantage to Allied Automotive Group, may be able to provide delivery services at a cost to customers that are less than the cost of Allied Automotive Group’s services.

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

Foreign Currency Exchange Rates

Although the majority of the Company’s operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investment in foreign subsidiaries translated into dollars using month-end exchange rates at June 30, 2003 is $75.7 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $7.6 million. At June 30, 2003 a payable balance of $12.4 million related to intercompany transactions was recorded on the Company’s Canadian subsidiary. The potential loss from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance amounts to $1.2 million as of June 30, 2003. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

Revenue Variability

The Company’s revenues are variable and can be impacted by sudden unexpected changes in OEM production levels. In addition, the Company’s revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models, which are shipped to dealers during those periods and the higher spring, and early summer sales of automobiles and light trucks. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled plant shut downs. Except for the impact of rising fuel costs discussed herein, inflation has not significantly affected the Company’s results of operations. Automobile manufacturers have made production cutbacks during 2003. As a result, the Company could potentially experience a decline in vehicle deliveries during the third quarter.

Dependence on Automotive Industry

The automotive transportation industry is dependent upon the volume of new automobiles and light trucks manufactured, imported and sold. The automotive industry is highly cyclical, and the demand for new automobiles and light trucks is directly affected by such external factors as general economic conditions in the United States, unemployment, consumer confidence, federal policies, the possibility of war, terrorist activities, and the availability of affordable new car financing. As a result, the Company’s results of operations are adversely affected by cyclical downturns in the general economy or in the automotive industry and by consumer preferences in purchasing new automobiles, SUV’s, and light trucks. Inventories of new vehicles in the second quarter of 2003 were significantly higher than the 2002 levels and sales of new vehicles in the second quarter of 2003 were lower than the 2002 levels. As a result, automotive manufacturers have recently announced reductions in new vehicle production in the third quarter of 2003 compared to the third quarter of 2002. A significant decline in the volume of automobiles, SUV’s, and light trucks manufactured as well as sold in North America, or a material change in the overall mix of vehicles manufactured, could similarly have a material adverse effect on the Company.

Contractual Obligations

The Company has certain long-term contractual obligations including operating lease obligations and purchase and service contract commitments that are not required to be recorded in the Company’s consolidated balance sheet. The Company has no material changes to this disclosure as made in its Annual Report on Form 10-K for the year ended December 31, 2002.

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

Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. The net deferred tax asset as of June 30, 2003 was $9.0 million net of a valuation allowance of $7.1 million. The Company has recorded a valuation allowance of $7.1 million as of June 30, 2003 due to uncertainties related to the Company’s ability to utilize some of the deferred tax assets, primarily consisting of certain capital losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on management’s estimate of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact the financial position and results of operations.

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

GOODWILL – Pursuant to SFAS 142, goodwill is evaluated annually for impairment, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of goodwill below its carrying value. The fair value of goodwill is derived by using a discounted cash flow analysis. This analysis involves estimates and assumptions by management regarding future revenue streams and expenses. Changes to these assumptions and estimates could have a material effect on the carrying value of goodwill and result in an impairment charge in the Company’s consolidated statements of operations. During 2003 the Company’s goodwill increased by approximately $3.9 million. The increase was due primarily to favorable exchange rate changes related to the Company’s operating subsidiary in Canada that resulted from a strengthening of the Canadian dollar in relation to the U.S. dollar that continued during the second quarter of 2003. The Canadian dollar increased in value by approximately 17%, as compared to the U.S. dollar since the beginning of 2003.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS — This Quarterly Report on Form 10-Q contains, and from time to time the Company and its officers, directors, or employees may make other forward-looking statements, including statements regarding, among other items, (i) the Company’s strategy, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company’s management information systems, (iv) the Company’s remanufacturing program, (v) the Company’s efforts to reduce costs, (vi) the adequacy of the Company’s sources of cash to finance its current and future operations, (vii) the effects of the new Teamster agreements in the U.S. and in Canada, (viii) the capital expenditures of the Company in 2003, (ix) the ability of the Company to comply with the financial covenants set forth in the Credit Facility, and (x) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “seek,” “expect,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from historical results or results expressed or implied by such forward-looking statements are the following: economic recessions or downturns in new vehicle production or sales; war in the Middle East; increases in the cost and availability of fuel; the highly competitive nature of the automotive distribution industry; price competition with non-union carriers; dependence on the automotive industry; loss or reduction of revenues generated by the Company’s major customers or the loss of any such customers; the variability of OEM production and seasonality of the automotive distribution industry; potential plant closings by the OEMs; the Company’s highly leveraged financial position; the ability of Ford Motor Corporation, General Motors Corporation, and DaimlerChrysler Corporation to negotiate a contract with the UAW by September 2003 without work stoppages; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; increased frequency and severity of work related accidents and workers’ compensation claims; availability of appropriate insurance coverages; increased expenses due to layoffs of employees; changes in regulatory requirements which are applicable to the Company’s business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; risks associated with doing business in foreign countries; and other risk factors set forth from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to, this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Quarterly Report or in any statement referencing the risk factors and other cautionary statements set forth in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required under this item is provided under the caption “Disclosures about Market Risks” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company maintains a system of “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner of material information required to be included in the Company’s periodic Securities and Exchange Commission filings.

(b)	Changes in Internal Control Over Financial Reporting.

No changes were made to the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings

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

Gateway Development & Manufacturing, Inc. v. Commercial Carriers, Inc., et al., (the “Gateway Case”) and Commercial Carriers, Inc. v. Gateway Development & Manufacturing, Inc., et al. (the “CCI Case”). The claims at issue in both the Gateway Case and the CCI Case center around the contention that the Company breached legal duties with respect to a failed business transaction involving Gateway Development & Manufacturing, Inc., Ryder Truck Rental, Inc. and Ryder System, Inc. In the Gateway Case, the Company sought and received summary judgment in its favor on the sole claim (for tortious interference with contract) asserted against it by Gateway Development & Manufacturing, Inc., but that ruling was reversed on appeal. While the appellate court held that summary judgment in favor of the Company was premature, the Company will be permitted to raise at trial and/or further dispositive motions the substantive arguments upon which its initial summary judgment motion was based. Subsequent to its summary judgment ruling, the trial court permitted the filing and service of cross-claims against the Company by the other defendants in that action. In the CCI Case, the Company has accepted service of a separate complaint asserting claims against the Company by the other defendants in the Gateway Case. It is anticipated that the claims asserted in both the Gateway Case and the CCI Case will be resolved in a unified proceeding. With respect to the entirety of this litigation, the Company intends to continue its vigorous defense against the claims asserted against it, as management believes all of those claims are without merit. While the ultimate results of this litigation cannot be predicted, if this litigation is resolved in a manner that is adverse to the Company, it could have a material adverse effect on the Company’s consolidated financial position or results of operations.

Ryder Systems, Inc. v. Allied Holdings, Inc., AH Acquisition Corp. and Allied Automotive Group, Inc., in the United States District Court for the Southern District of Florida, relates to the Company’s August 1997 stock acquisition of certain businesses formerly owned by Ryder, and the respective responsibilities of Ryder and Allied for certain third-party injury claims associated with the acquired businesses. Ryder’s original complaint was filed on August 16, 2001. In response, the Company moved to dismiss, and the court granted that motion with leave for

Ryder to amend its complaint. On December 26, 2001, Ryder timely filed its amended complaint. Following the dismissal with prejudice of one of the counts asserted by Ryder in its amended complaint, Ryder filed, on or about August 1, 2002, a Second Amended Complaint. Ryder’s five-count Second Amended Complaint alleges, in Count one, that the Company breached its agreement with Ryder by failing to undertake certain actions (including posting letters of credit and bonds) to substitute the Company for Ryder under an insurance policy covering third-party claims and with various state agencies that regulate matters such as self-insured workers’ compensation. In Counts two and three, the Second Amended Complaint alleges that if these obligations are not required by contract, the legal doctrines of promissory estoppel and negligent misrepresentation created them. In Count four, the Second Amended Complaint seeks a declaration that the Company is required to undertake these actions. In Count five, Ryder seeks a declaration that the Company is obligated to take certain steps to transfer from Ryder to the Company the ownership and administrative responsibility for two pension plans. The Company has filed a motion for summary judgment on all counts, which motion is currently pending. The Company intends to continue its vigorous defense against the claims asserted against it, and management believes all of those claims are without merit. The Company has also raised several counterclaims. The ultimate results of this litigation cannot be predicted. However, if Ryder prevails on its claims and the court orders the Company to substitute itself for Ryder by, among other things, posting substantial letters of credit, it could have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On June 19, 2003 the Annual Meeting of Shareholders was held. The following Directors were elected for terms that will expire on the date of the annual meeting in the year indicated below. The number of shares voted for, against and abstentions are also indicated.

Proposal I (Election of Directors)

		AGAINST/
	FOR	WITHHELD	TERM

Robert J. Rutland	7,443,224	23,949	2006
Hugh E. Sawyer	7,440,410	26,763	2006
William P. Benton	7,429,836	37,337	2006
David G. Bannister	7,430,062	37,111	2006

The following Directors’ terms will continue as indicated.

Guy W. Rutland, IV	2004
Berner F. Wilson, Jr.	2004
Thomas E. Boland	2004
Guy W. Rutland, III	2005
Robert R. Woodson	2005
J. Leland Strange	2005

Proposal II (Amend the Company’s Amended Employee Stock Purchase Plan to increase the number of shares subject to the Plan by 350,000)

FOR	AGAINST	ABSTAIN	NO VOTE

7,413,076	47,063	7,034	0

Item 6. Exhibits and Reports on Form 8-K:

(a)  Exhibit Index

Exhibit No.	Description

10.1	Summary of Financial Terms of Collective Bargaining Agreement with the International Brotherhood of Teamsters in the United States, effective June 1, 2003.

10.2†	Allied Holdings, Inc. Amended and Restated 1999 Employee Stock Purchase Plan, as amended through June 19, 2003.

10.3†	Allied Holdings, Inc. 2003 Stock Issuance Plan (incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-107456), filed with the Commission on July 30, 2003).

10.4†	Form of Allied Holdings, Inc. 2003 Restricted Stock Agreement for 2003 Stock Issuance Plan (U.S. Employees) (incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-107456), filed with the Commission on July 30, 2003).

10.5†	Form of Allied Holdings, Inc. 2003 Stock Agreement for 2003 Stock Issuance Plan (Canadian Employees) (incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-107456), filed with the Commission on July 30, 2003).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Daniel H. Popky.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by Daniel H. Popky.

† Management contract, compensatory plan or arrangement.

(b)	Reports on Form 8-K.

On April 29, 2003, Allied Holdings, Inc. filed with the Commission a Current Report on Form 8-K attaching a press release issued by it on April 29, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HOLDINGS, INC.

Date: August 12, 2003	By:	/s/ HUGH E. SAWYER

Hugh E. Sawyer, President and Chief Executive Officer

Date: August 12, 2003	By:	/s/ DANIEL H. POPKY

Daniel H. Popky, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Summary of Financial Terms of Collective Bargaining Agreement with the International Brotherhood of Teamsters in the United States, effective June 1, 2003.

10.2†	Allied Holdings, Inc. Amended and Restated 1999 Employee Stock Purchase Plan, as amended through June 19, 2003.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Daniel H. Popky.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by Daniel H. Popky.

† Management contract, compensatory plan or arrangement.