Form 10-Q
period 2003-09-30
ALLIED HOLDINGS INC
filed 2003-11-14
CIK 909950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the quarterly period ended September 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the transition period from to

Commission File Number: 0-22276

ALLIED HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-0360550 (I.R.S. Employer Identification Number)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934).
[  ] Yes     [X] No

Outstanding common stock, no par value at October 31, 2003	8,741,830

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

INDEX

		PAGE
	PART I
	FINANCIAL INFORMATION
ITEM 1	Financial Statements
	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Consolidated Statements of Operations for the Three and Nine-Month Periods Ended September 30, 2003 and 2002	4
	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements	6
ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	35
ITEM 4	Controls and Procedures	35
	PART II
	OTHER INFORMATION
ITEM 1	Legal Proceedings	36
ITEM 6	Exhibits and Reports on Form 8-K	37
	Signature Page	38

PART 1 - FINANCIAL INFORMATION
Item 1 - FINANCIAL STATEMENTS

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$83,349	$10,253
Short-term investments	—	60,732
Receivables, net of allowance for doubtful accounts of $3,389 and $5,587 respectively	58,078	58,512
Inventories	4,874	5,071
Deferred tax assets	24,034	39,826
Prepayments and other current assets	12,672	28,685

Total current assets	183,007	203,079

PROPERTY AND EQUIPMENT, NET	158,539	176,663

GOODWILL, NET	88,998	85,241

OTHER	33,805	20,525

Total assets	$464,349	$485,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$17,854	$10,785
Trade accounts payable	27,817	36,585
Accrued liabilities	93,421	92,881

Total current liabilities	139,092	140,251

LONG-TERM DEBT, less current maturities	236,376	237,690

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	6,530	7,467

DEFERRED INCOME TAXES	11,364	27,746

OTHER LONG-TERM LIABILITIES	59,653	62,040

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; 5,000 shares authorized, none outstanding	—	—
Common stock, no par value; 20,000 shares authorized, 8,722 and 8,421 shares outstanding at September 30, 2003 and December 31, 2002, respectively	—	—
Additional paid-in capital	47,373	46,801
Treasury stock at cost, 139 shares at September 30, 2003 and December 31, 2002	(707)	(707)
Accumulated deficit	(30,687)	(26,420)
Accumulated other comprehensive loss, net of tax	(4,645)	(9,360)

Total stockholders’ equity	11,334	10,314

Total liabilities and stockholders’ equity	$464,349	$485,508

The accompanying notes are an integral part of these consolidated balance sheets.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUES	$197,089	$212,985	$640,759	$665,228

OPERATING EXPENSES:
Salaries, wages and fringe benefits	107,369	117,804	348,446	363,853
Operating supplies and expenses	29,960	33,257	103,108	100,068
Purchased transportation	24,082	25,331	74,632	72,438
Insurance and claims	8,260	10,844	29,094	34,344
Operating taxes and licenses	6,992	7,638	22,989	24,731
Depreciation and amortization	11,011	13,142	34,688	40,087
Rents	1,579	1,685	4,819	4,895
Communications and utilities	1,745	1,425	5,213	5,290
Other operating expenses	2,791	2,859	8,175	7,607
Loss (gain) on disposal of operating assets, net	153	367	612	(347)

Total operating expenses	193,942	214,352	631,776	652,966

Operating income (loss)	3,147	(1,367)	8,983	12,262

OTHER INCOME (EXPENSE):
Interest expense	(7,366)	(7,611)	(22,120)	(23,343)
Investment income (loss)	(398)	203	2,935	1,090
Gain on early extinguishment of debt	—	—	—	2,750
Foreign exchange gain (loss), net	(62)	124	2,386	157
Other, net	1,976	(57)	1,976	(264)

	(5,850)	(7,341)	(14,823)	(19,610)

LOSS BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,703)	(8,708)	(5,840)	(7,348)
INCOME TAX BENEFIT	728	2,226	1,573	1,819

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,975)	(6,482)	(4,267)	(5,529)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	—	(4,092)

NET LOSS	($1,975)	($6,482)	($4,267)	($9,621)

BASIC AND DILUTED LOSS PER COMMON SHARE:
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	($0.23)	($0.78)	($0.50)	($0.67)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	—	($0.49)

NET LOSS	($0.23)	($0.78)	($0.50)	($1.16)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	8,507	8,324	8,459	8,282

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($4,267)	($9,621)
Reconciliation of net loss to net cash provided by operating activities:
Gain on early extinguishment of debt	—	(2,750)
Interest expense paid in kind	1,065	746
Amortization of deferred financing costs	3,007	3,013
Depreciation and amortization	34,688	40,087
Loss (gain) on disposal of assets and other, net	612	(83)
Foreign exchange gain, net	(2,386)	(157)
Cumulative effect of change in accounting principle	—	4,092
Deferred income taxes	(3,402)	(2,569)
Compensation expense related to stock options and grants	290	(210)
Amortization of Teamsters Union contract costs	1,000	1,800
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	1,840	12,276
Inventories	336	55
Prepayments and other current assets	16,359	1,556
Short-term investments	60,732	2,367
Trade accounts payable	(9,676)	(4,057)
Accrued liabilities and other	(18,596)	8,533

Net change in operating assets and liabilities	50,995	20,730

Net cash provided by operating activities	81,602	55,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,547)	(13,313)
Proceeds from sale of property and equipment	287	3,005
Proceeds from sale of equity investment in joint venture	—	2,700
Decrease in the cash surrender value of life insurance	2	1,341

Net cash used in investing activities	(11,258)	(6,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to (repayments of) revolving credit facilities, net	(20,280)	(62,384)
Additions to long-term debt	99,875	82,750
Repayment of long-term debt	(74,905)	(46,360)
Payment of deferred financing costs	(3,031)	(9,262)
Proceeds from issuance of common stock	282	262
Repurchase of common stock	—	—
Other, net	65	549

Net cash provided by (used in) financing activities	2,006	(34,445)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	746	16
NET INCREASE IN CASH AND CASH EQUIVALENTS	73,096	14,382
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,253	10,543

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$83,349	$24,925

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2003 and 2002

(1) Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements contained herein reflect all adjustments, all of which are of a normal, recurring nature, which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries (the “Company”) included in the Company’s 2002 Annual Report on Form 10-K.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

(2) Use of Estimates

The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and revenues and expenses during the period to disclose contingent assets and liabilities at the date of the consolidated financial statements. Significant items subject to such estimates and assumptions include the carrying amount of intangibles; property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; self-insurance reserves; and assets and obligations related to employee benefits. Actual results could differ from those estimates.

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company’s exposure (variable interest) to the economic risks and potential rewards from the variable interest entity’s assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity’s assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements. This interpretation applies immediately to variable interest entities that are created after or for which control is obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the provisions would be applied effective July 1, 2003. Since the release of this interpretation, the FASB has issued numerous FASB Staff positions (“FSP”) regarding it, three of which remain in proposed form. On October 9, 2003, the FASB released FSP 46-6, which deferred the effective date for the consolidation guidance of this interpretation from July 1, 2003 to December 31, 2003, for variable interest entities existing prior to February 1, 2003. This Interpretation is not expected to have a material impact on the financial position or results of operations of the Company.

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

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity. This Statement requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FSP 150-3. The adoption of SFAS 150, as modified by FSP 150-3, did not have a material impact on the financial position or results of operations of the Company.

(4) Prepayments and Other Current Assets

Prepayments and other current assets consist of the following at September 30, 2003 and December 31, 2002 (in thousands):

	September 30,	December 31,
	2003	2002

Tires on tractors and trailers	$7,179	$7,082
Prepaid insurance	975	1,773
Other	4,518	19,830

	$12,672	$28,685

(5) Property and Equipment

Property and equipment consists of the following at September 30, 2003 and December 31, 2002 (in thousands):

	September 30,	December 31,
	2003	2002

Tractors and trailers	$436,581	$421,615
Buildings and facilities (including leasehold improvements)	46,224	44,925
Land	12,287	11,958
Furniture, fixtures, and equipment	42,714	41,819
Service cars and equipment	3,547	3,111

	541,353	523,428
Less accumulated depreciation and amortization	(382,814)	(346,765)

	$158,539	$176,663

Depreciation expense amounted to $10,966,000 and $12,945,000 for the quarters ended September 30, 2003 and 2002, respectively and $34,553,000 and $39,924,000 for the nine months ended September 30, 2003 and 2002, respectively.

(6) Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews goodwill annually for impairment, or on an interim basis if an event occurs or circumstances change that could potentially reduce the fair value of goodwill below its carrying value. The Company performs its annual analysis during the fourth calendar quarter of each year. No indicators of impairment were identified during the first nine months of 2003.

The Company’s reporting units are the Allied Automotive Group and the Axis Group. The following table sets forth the carrying value of goodwill by reporting unit as of September 30, 2003 and December 31, 2002 (in thousands):

	Allied Automotive	Axis
	Group	Group	Total

Balance as of December 31, 2002	$73,043	$12,198	$85,241
Increase in carrying amount due to a change in currency rates	3,740	17	3,757

Balance as of September 30, 2003	$76,783	$12,215	$88,998

(7) Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

During 2002, the Company performed an analysis of certain fleet equipment that was idled. The assets were evaluated in order to determine if they were candidates for the fleet remanufacturing and engine replacement program. Approximately 1,000 tractors or trailers were not considered viable candidates for the program and a decision was made that they would not be placed back into operations. As a result, depreciation was accelerated to the reduced useful life resulting in an additional charge of $2.1 million to depreciation expense in the fourth quarter of 2002. During the second quarter of 2003, the Company began disposal of these assets and anticipates substantial completion by the end of 2003.

(8) Accrued Liabilities

Accrued liabilities consists of the following at September 30, 2003 and December 31, 2002 (in thousands):

	September 30,	December 31,
	2003	2002

Wages and benefits	$38,464	$41,903
Claims and insurance reserves	35,680	35,487
Other	19,277	15,491

	$93,421	$92,881

(9) Long-Term Debt

Long-term debt consisted of the following at September 30, 2003 and December 31, 2002 (in thousands):

	September 30,	December 31,
	2003	2002

Revolving credit facility	$4,354	$24,635
Term Loan	99,876	0
Term Loan A	0	7,474
Term Loan B	0	25,684
Term Loan C	0	11,432
Term Loan D	0	29,250
Senior notes	150,000	150,000

	254,230	248,475
Less current maturities of long-term debt	(17,854)	(10,785)

	$236,376	$237,690

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

On February 25, 2002, the Company entered into a new credit facility which includes certain term loans (the “Term Loans”) and a revolving credit facility. Proceeds from the Term Loans were used in February 2002 to repurchase $40 million of senior subordinated notes for $37.25 million. In conjunction with the extinguishment of these senior subordinated notes, the Company recognized a pre-tax gain of $2.75 million during the first quarter of 2002.

The Company amended the facility in September 2003 (the Credit Facility and amendments thereto are collectively referred to as the “Credit Facility”). The Credit Facility as amended in September 2003 provides the Company with a $90.0 million revolving credit facility (the “Revolver”) and a $100 million term loan (the “New Term Loan”). At its inception, the Credit Facility consisted of a $120 million revolving credit facility and four Term Loans that totaled $82.75 million. As part of the amendment, the maturity date of the Credit Facility was extended to September 2007.

The interest rate for the Revolver is based upon the prime rate plus 1.5%, or LIBOR plus 4.5%, at management’s discretion, with a minimum interest rate of 6.5%. The Credit Facility as amended provides that the New Term Loan bear interest between 8.5% and 11.5% to be determined solely on the Company’s leverage as defined in the agreement. Prior to the amendment, the interest rate on the Term Loans was based solely on a spread over the prime rate. Annual commitment fees are due on the undrawn portion of the commitment.

At September 30, 2003, $4.4 million was outstanding under the Revolver, and approximately $24.3 million was committed under letters of credit. The Company had approximately $58.2 million available under the Revolver as of September 30, 2003.

Borrowings under the Company’s Credit Facility are secured by first priority security interest on assets of the Company and certain of its subsidiaries, including a pledge of stock of certain subsidiaries. If the Company were unable to repay any borrowing under its Credit Facility when due, the lenders thereunder would have the right to proceed against the collateral granted to them to secure the debt. Any default under the Company’s debt instruments, particularly any default that resulted in acceleration of indebtedness or foreclosure on collateral, would have a material adverse effect on the Company.

The Credit Facility agreement sets forth a number of affirmative, negative, and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants require the Company to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization, and gains and losses on disposal of operating assets amount and also include a maximum leverage ratio. The Company was in compliance with the various covenants set forth in the Credit Facility at September 30, 2003.

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

(10) Commitments and Contingencies

The Company is involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Since its last quarterly filing, Allied has settled all outstanding litigation with Ryder System, Inc., which litigation was previously disclosed in company filings. The litigation arose in connection with the acquisition by the Company of Ryder Automotive Carrier Services, Inc. and RC Management Corp. from Ryder System, Inc. in September 1997, and consisted of three actions. In Ryder System, Inc. v. Allied Holdings, Inc., AH Acquisition Corp. and Allied Automotive Group (the “Ryder Action”), Ryder alleged that the Company failed to substitute itself for Ryder under an insurance policy covering third-party claims and with various state agencies that regulate matters such as self-insured workers’ compensation. Ryder also alleged that the Company was obligated to take certain steps to transfer from Ryder to itself the ownership and administrative responsibility for two pension plans. The other two actions, Gateway Development & Manufacturing, Inc. v. Commercial Carriers, Inc., et al. and Commercial Carriers, Inc. v. Gateway Development & Manufacturing, Inc., et al. (collectively the “Gateway/CCI Actions”), both centered around the contention that the Company breached legal duties with respect to a failed business transaction involving Gateway Development, Ryder Truck Rental, Inc., and Ryder System.

Under terms of the settlement agreement, Ryder System has paid the Company approximately $1.4 million, and Ryder’s insurance carrier has paid the Company approximately $1.6 million. The payment from Ryder represents the settlement of various claims and disputes that have arisen since the 1997 acquisition. The payment from Ryder’s insurance carrier represents a reimbursement for amounts paid by the Company in excess of the self-insured retention for workers’ compensation and automobile liability claims assumed in the acquisition of Ryder’s Automotive Carrier Group. The Company and Ryder System have agreed to dismiss all litigation each party had brought against the other as part of the settlement, which has resulted in the complete dismissal of the Ryder Action. Except with respect to expenses already incurred, Ryder has agreed to indemnify Allied for all costs, including legal fees and any potential judgment against Allied, arising out of the Gateway/CCI Actions. Therefore, although the Gateway/CCI Actions remain pending, the settlement provides Allied with indemnification from Ryder System as to exposure to future legal fees or any potential judgment against the Company.

As part of the settlement agreement, the Company has issued a letter of credit for $3.5 million in favor of Ryder System and has agreed to increase the letter of credit by $1 million each quarter starting in the fourth quarter of 2003 through the third quarter of 2005. The letter of credit may only be drawn by Ryder System if the Company fails to pay workers’ compensation and liability claims assumed by the Company in the Ryder Automotive Carrier Group acquisition. The Company has provided the letter of credit in favor of Ryder System because Ryder has issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims assumed by the Company. By September 30, 2005, and periodically thereafter, an actuarial valuation will be made to determine the remaining outstanding amount of workers’ compensation and liability claims assumed by Allied, and the letter of credit issued by the Company in favor of Ryder System will be adjusted accordingly.

(11) Guarantees and Indemnifications

Guarantees

The Company leases office space and certain terminal facilities under noncancelable and cancelable (i.e. month-to-month) operating lease agreements, some of which provide guarantees to third parties. With respect to the guarantees that the Company issued in the nine months ended September 30, 2003, the Company assessed the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of the occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors. The Company has not entered into any guarantees of significance in the nine months ended September 30, 2003.

Indemnifications

The Company enters into indemnification provisions under its agreements with certain of its customers, suppliers, service providers, and business partners in the ordinary course of business. Under these provisions, subject to various limitations and qualifications, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The potential losses primarily relate to obligations that are insured under the Company’s insurance programs. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements and does not expect to at this time. The fair value of these agreements is estimated to be minimal. The Company has no liabilities recorded for these agreements as of September 30, 2003.

In addition, the Company is obligated to indemnify its directors and officers who are, or were, serving at the Company’s request in such capacities, subject to the Company’s By-laws. The maximum potential amount of future payments that the Company could be required to make under the By-laws is unlimited; however the Company has Director and Officer insurance policies that, in most cases, would enable it to recover a portion of any future amounts paid. Historically, the Company has never incurred any costs to settle claims related to these indemnifications, and there are no claims outstanding as of September 30, 2003. Accordingly, no liabilities for indemnifications have been recorded as of September 30, 2003.

(12) Net Income (Loss) Per Common Share

SFAS No. 128, Earnings Per Share, requires presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the years presented. Diluted earnings per share reflect the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.

A reconciliation of net income (loss) and the weighted average number of common shares outstanding used to calculate basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic and Diluted Earnings Per Share:
Weighted average number of common shares outstanding	8,507	8,324	8,459	8,282

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Loss before cumulative effect of a change in accounting principle	($1,975)	($6,482)	($4,267)	($5,529)
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(4,092)

Net loss	($1,975)	($6,482)	($4,267)	($9,621)

Net loss per share:
Loss before cumulative effect of a change in accounting principle	($0.23)	($0.78)	($0.50)	($0.67)
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	($0.49)

Net loss per common share	($0.23)	($0.78)	($0.50)	($1.16)

Common stock equivalents for approximately 291,000 and 318,000 shares outstanding for the three months ended September 30, 2003 and 2002, respectively, and 285,000 and 365,000 for the nine months ended September 30, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share, as the impact would have been antidilutive.

(13) Stock Option Plan

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

The Company did not grant any significant stock options during the third quarter of 2003. If the Company had elected to recognize compensation cost based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, net income and earnings per share, using the Black-Scholes option pricing valuation model, would have been changed to the pro forma amounts indicated below for the three and nine months ended September 30, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Reported net loss	($1,975)	($6,482)	($4,267)	($9,621)
Plus: stock-based employee compensation included in reported net income (loss), net of related taxes	—	—	—	—
Less: stock-based employee compensation determined under the fair value method, net of related taxes	(138)	(174)	(394)	(470)

Pro forma net loss	($2,113)	($6,656)	($4,661)	($10,091)

Loss per share:
As reported:
Basic and diluted	($0.23)	($0.78)	($0.50)	($1.16)
Pro forma:
Basic and diluted	($0.25)	($0.80)	($0.56)	($1.22)

(14) Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners. The Company had a comprehensive loss of $2.2 million in the third quarter of 2003 versus a comprehensive loss of $4.8 million in the third quarter of 2002. For the first nine months of 2003, the Company had comprehensive income of $0.5 million versus a comprehensive loss of $6.1 million for the first nine months of 2002. The difference between comprehensive income (loss) and net income (loss) is the foreign currency translation adjustment and minimum pension liability, net of income taxes.

(15) Investment Income (Loss)

Investment income (loss) consists of the following for the three and nine-months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest and dividend income	$341	$892	$1,870	$2,609
Realized gains (losses)	2,011	(3,599)	2,593	(3,405)
Unrealized (losses) gains	(2,750)	2,910	(1,528)	1,886

Total	$(398)	$203	$2,935	$1,090

(16) Industry Segment and Geographic Information

In accordance with the requirements of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company has identified two reportable industry segments through which it conducts its operating activities: Allied Automotive Group and Axis Group. These two segments reflect the organization used by management for internal reporting. Allied Automotive Group is engaged in the business of transporting automobiles, light trucks and SUVs from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group, through its subsidiaries, is engaged in the business of securing and managing vehicle distribution services, automobile inspections, auction and yard management services, intra-modal transport, vehicle tracking, vehicle accessorization, and dealer preparatory services for the automotive industry.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues—unaffiliated customers:
Allied Automotive Group	$190,532	$205,679	$619,832	$643,769
Axis Group	6,557	7,306	20,927	21,459

Total	$197,089	$212,985	$640,759	$665,228

Depreciation and amortization:
Allied Automotive Group	$9,518	$11,655	$30,005	$35,653
Axis Group	723	769	2,186	2,206
Corporate/Other	770	718	2,497	2,228

Total	$11,011	$13,142	$34,688	$40,087

Operating profit (loss):
Allied Automotive Group	$5,370	$(580)	$11,987	$15,430
Axis Group	886	1,371	2,550	2,965
Corporate/Other	(3,109)	(2,158)	(5,554)	(6,133)

Total	$3,147	$(1,367)	$8,983	$12,262

Reconciling items:
Interest expense	$(7,366)	$(7,611)	$(22,120)	$(23,343)
Investment (loss) income	(398)	203	2,935	1,090
Gain on early extinguishment of debt	—	—	—	2,750
Foreign exchange (loss) gain, net	(62)	124	2,386	157
Other, net	1,976	(57)	1,976	(264)

Loss before income taxes and cumulative effect of change in accounting principle	$(2,703)	$(8,708)	$(5,840)	$(7,348)

Capital expenditures:
Allied Automotive Group	$2,990	$5,739	$11,013	$13,125
Axis Group	64	98	265	182
Corporate /Other	76	6	269	6

	$3,130	$5,843	$11,547	$13,313

	September 30,	December 31,
	2003	2002

Total assets:
Allied Automotive Group	$280,870	$296,935
Axis Group	32,878	35,663
Corporate/Other	150,601	152,910

Total	$464,349	$485,508

Geographical information for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
United States	$166,678	$179,155	$525,435	$551,127
Canada	30,411	33,830	115,324	114,101

Total	$197,089	$212,985	$640,759	$665,228

	September 30,	December 31,
	2003	2002

Long-lived assets:
United States	$217,760	$224,119
Canada	63,582	58,310

Total	$281,342	$282,429

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
SEPTEMBER 30, 2003
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CURRENT ASSETS:
Cash and cash equivalents	$—	$414	$82,935	$—	$83,349
Short-term investments	—	—	—	—	—
Receivables, net of allowance for doubtful accounts	—	52,411	5,667	—	58,078
Inventories	—	4,874	—	—	4,874
Deferred tax asset - current	21,795	2,239	—	—	24,034
Prepayments and other current assets	1,297	11,287	88	—	12,672

Total current assets	23,092	71,225	88,690	—	183,007

PROPERTY AND EQUIPMENT, NET	7,294	148,212	3,033	—	158,539
OTHER ASSETS:
Goodwill, net	1,515	87,483	—	—	88,998
Other	31,286	1,710	809	—	33,805
Deferred tax asset - noncurrent	23,654	—	—	(23,654)	—
Intercompany receivables	59,897	—	—	(59,897)	—
Investment in subsidiaries	32,144	5,544	—	(37,688)	—

Total other assets	148,496	94,737	809	(121,239)	122,803

Total assets	$178,882	$314,174	$92,532	$(121,239)	$464,349

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$17,854	$—	$—	$17,854
Trade accounts payable	2,468	25,229	120	—	27,817
Intercompany payables	—	54,618	5,279	(59,897)	—
Accrued liabilities	14,049	52,845	26,527	—	93,421

Total current liabilities	16,517	150,546	31,926	(59,897)	139,092

LONG-TERM DEBT, less current maturities	150,000	86,376	—	—	236,376
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	6,530	—	—	6,530
DEFERRED INCOME TAXES	—	34,570	448	(23,654)	11,364
OTHER LONG-TERM LIABILITIES	1,031	26,915	31,707	—	59,653
STOCKHOLDERS’ EQUITY:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	47,373	166,130	2,488	(168,618)	47,373
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(30,687)	(145,349)	25,963	119,386	(30,687)
Accumulated other comprehensive loss, net of tax	(4,645)	(11,544)	—	11,544	(4,645)

Total stockholders’ equity	11,334	9,237	28,451	(37,688)	11,334

Total liabilities and stockholders’ equity	$178,882	$314,174	$92,532	$(121,239)	$464,349

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2002
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CURRENT ASSETS:
Cash and cash equivalents	$7	$1,936	$8,310	$—	$10,253
Short-term investments	—	—	60,732	—	60,732
Receivables, net of allowance for doubtful accounts	—	56,003	2,509	—	58,512
Inventories	—	5,071	—	—	5,071
Deferred tax assets	37,615	2,211	—	—	39,826
Prepayments and other current assets	17,645	10,826	214	—	28,685

Total current assets	55,267	76,047	71,765	—	203,079

PROPERTY AND EQUIPMENT, NET	8,957	164,501	3,205	—	176,663
OTHER ASSETS:
Goodwill, net	1,515	83,726	—	—	85,241
Other	16,860	2,743	922	—	20,525
Deferred tax asset	7,445	—	—	(7,445)	—
Intercompany receivables	55,952	—	91	(56,043)	—
Investment in subsidiaries	28,466	5,111	—	(33,577)	—

Total other assets	110,238	91,580	1,013	(97,065)	105,766

Total assets	$174,462	$332,128	$75,983	$(97,065)	$485,508

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$10,785	$—	$—	$10,785
Trade accounts payable	3,362	32,930	293	—	36,585
Intercompany payables	—	56,043	—	(56,043)	—
Accrued liabilities	9,755	63,835	19,291	—	92,881

Total current liabilities	13,117	163,593	19,584	(56,043)	140,251

LONG-TERM DEBT, less current maturities	150,000	87,690	—	—	237,690
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	7,467	—	—	7,467
DEFERRED INCOME TAXES	—	34,743	448	(7,445)	27,746
OTHER LONG-TERM LIABILITIES	1,031	31,572	29,437	—	62,040
STOCKHOLDERS’ EQUITY:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	46,801	166,130	2,488	(168,618)	46,801
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(26,420)	(146,278)	24,026	122,252	(26,420)
Accumulated other comprehensive loss, net of tax	(9,360)	(12,789)	—	12,789	(9,360)

Total stockholders’ equity	10,314	7,063	26,514	(33,577)	10,314

Total liabilities and stockholders’ equity	$174,462	$332,128	$75,983	$(97,065)	$485,508

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2003
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$6,805	$196,733	$9,251	$(15,700)	$197,089

OPERATING EXPENSES:
Salaries, wages and fringe benefits	3,469	103,900	—	—	107,369
Operating supplies and expenses	2,298	27,609	53	—	29,960
Purchased transportation	—	24,082	—	—	24,082
Insurance and claims	—	8,260	8,895	(8,895)	8,260
Operating taxes and licenses	59	6,933	—	—	6,992
Depreciation and amortization	770	10,120	121	—	11,011
Rents	473	1,104	2	—	1,579
Communications and utilities	1,256	484	5	—	1,745
Other operating expenses	1,550	8,003	43	(6,805)	2,791
Loss on disposal of operating assets, net	—	153	—	—	153

Total operating expenses	9,875	190,648	9,119	(15,700)	193,942

Operating (loss) income	(3,070)	6,085	132	—	3,147

OTHER INCOME (EXPENSE):
Interest expense	(1,640)	(5,632)	(94)	—	(7,366)
Investment income	—	12	(410)	—	(398)
Foreign exchange loss, net	—	(23)	(39)	—	(62)
Equity in earnings of subsidiaries	142	86	—	(228)	—
Other, net	1,976	—	—	—	1,976

	478	(5,557)	(543)	(228)	(5,850)

(LOSS) INCOME BEFORE INCOME TAXES	(2,592)	528	(411)	(228)	(2,703)
INCOME TAX BENEFIT (EXPENSE)	617	—	111	—	728

NET (LOSS) INCOME	$(1,975)	$528	$(300)	$(228)	$(1,975)

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2002
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$6,435	$212,625	$9,490	$(15,565)	$212,985

OPERATING EXPENSES:
Salaries, wages and fringe benefits	3,634	114,170	—	—	117,804
Operating supplies and expenses	1,941	31,259	57	—	33,257
Purchased transportation	—	25,331	—	—	25,331
Insurance and claims	—	10,844	9,130	(9,130)	10,844
Operating taxes and licenses	58	7,580	—	—	7,638
Depreciation and amortization	718	12,306	118	—	13,142
Rents	547	1,136	2	—	1,685
Communications and utilities	541	882	2	—	1,425
Other operating expenses	1,056	8,174	64	(6,435)	2,859
Loss on disposal of operating assets, net	—	160	207	—	367

Total operating expenses	8,495	211,842	9,580	(15,565)	214,352

Operating (loss) income	(2,060)	783	(90)	—	(1,367)

OTHER INCOME (EXPENSE):
Interest expense	(4,791)	(2,831)	(39)	50	(7,611)
Investment income	—	1	252	(50)	203
Intercompany dividends	166	(166)	—	—	—
Foreign exchange gain, net	—	124	—	—	124
Other, net	—	(206)	149	—	(57)
Equity in (losses) earnings of subsidiaries	(2,665)	156	—	2,509	—

	(7,290)	(2,922)	362	2,509	(7,341)

(LOSS) INCOME BEFORE INCOME TAXES & CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(9,350)	(2,139)	272	2,509	(8,708)
INCOME TAX BENEFIT (EXPENSE)	2,868	(39)	(603)	—	2,226

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(6,482)	(2,178)	(331)	2,509	(6,482)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	—	—	—

NET LOSS	$(6,482)	$(2,178)	$(331)	$2,509	$(6,482)

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2003
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$20,909	$639,719	$27,509	$(47,378)	$640,759

OPERATING EXPENSES:
Salaries, wages and fringe benefits	8,634	339,812	—	—	348,446
Operating supplies and expenses	6,841	96,136	131	—	103,108
Purchased transportation	—	74,632	—	—	74,632
Insurance and claims	—	29,247	26,316	(26,469)	29,094
Operating taxes and licenses	182	22,807	—	—	22,989
Depreciation and amortization	2,497	31,838	353	—	34,688
Rents	1,461	3,353	5	—	4,819
Communications and utilities	3,106	2,096	11	—	5,213
Other operating expenses	3,693	25,153	238	(20,909)	8,175
Loss on disposal of operating assets, net	—	612	—	—	612

Total operating expenses	26,414	625,686	27,054	(47,378)	631,776

Operating (loss) income	(5,505)	14,033	455	—	8,983

OTHER INCOME (EXPENSE):
Interest expense	(5,614)	(16,312)	(194)	—	(22,120)
Investment income	—	54	2,881	—	2,935
Foreign exchange gain (loss) gains, net	—	2,398	(12)	—	2,386
Equity in earnings of subsidiaries	2,433	433	—	(2,866)	—
Other, net	1,976	—	—	—	1,976

	(1,205)	(13,427)	2,675	(2,866)	(14,823)

(LOSS) INCOME BEFORE INCOME TAXES	(6,710)	606	3,130	(2,866)	(5,840)
INCOME TAX BENEFIT (EXPENSE)	2,443	323	(1,193)	—	1,573

NET (LOSS) INCOME	$(4,267)	$929	$1,937	$(2,866)	$(4,267)

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2002
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

REVENUES	$11,505	$664,108	$28,509	$(38,894)	$665,228

OPERATING EXPENSES:
Salaries, wages and fringe benefits	7,069	356,784	—	—	363,853
Operating supplies and expenses	2,728	97,198	142	—	100,068
Purchased transportation	—	72,438	—	—	72,438
Insurance and claims	—	34,342	27,391	(27,389)	34,344
Operating taxes and licenses	166	24,565	—	—	24,731
Depreciation and amortization	2,228	37,504	355	—	40,087
Rents	1,394	3,496	5	—	4,895
Communications and utilities	867	4,415	8	—	5,290
Other operating expenses	2,904	15,923	285	(11,505)	7,607
(Gain) loss on disposal of operating assets, net	—	(554)	207		(347)

Total operating expenses	17,356	646,111	28,393	(38,894)	652,966

Operating (loss) income	(5,851)	17,997	116	—	12,262

OTHER INCOME (EXPENSE):
Interest expense	(12,307)	(11,005)	(171)	140	(23,343)
Investment income	1	27	1,202	(140)	1,090
Gain on early extinguishment of debt	2,750	—	—	—	2,750
Intercompany dividends	1,144	(1,144)	—	—	—
Foreign exchange (loss) gain, net	(8)	165	—	—	157
Other, net	—	(206)	(58)	—	(264)
Equity in earnings of subsidiaries	1,575	289	—	(1,864)	—

	(6,845)	(11,874)	973	(1,864)	(19,610)

(LOSS) INCOME BEFORE INCOME TAXES & CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(12,696)	6,123	1,089	(1,864)	(7,348)
INCOME TAX BENEFIT (EXPENSE)	3,075	933	(2,189)	—	1,819

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(9,621)	7,056	(1,100)	(1,864)	(5,529)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	(4,092)	—	—	(4,092)

NET (LOSS) INCOME	$(9,621)	$2,964	$(1,100)	$(1,864)	$(9,621)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2003
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,267)	$929	$1,937	$(2,866)	$(4,267)

Reconciliation of net (loss) income to net cash provided by operating activities:
Interest expense paid in kind	—	1,065	—	—	1,065
Amortization of deferred financing costs	3,007	—	—	—	3,007
Depreciation and amortization	2,497	31,838	353	—	34,688
Loss on disposal of assets and other, net	—	612	—	—	612
Foreign exchange gain, net	—	(2,386)	—	—	(2,386)
Deferred income taxes	(3,402)	—	—	—	(3,402)
Compensation expense related to stock options and grants	290	—	—	—	290
Equity in earnings of subsidiaries	(2,433)	(433)	—	(2,866)	—
Amortization of Teamsters Union contract costs	—	1,000	—	—	1,000
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	—	4,998	(3,158)	—	1,840
Inventories	—	336	—	—	336
Prepayments and other current assets	16,348	(115)	126	—	16,359
Short-term investments	—	—	60,732	—	60,732
Trade accounts payable	(894)	(8,609)	(173)	—	(9,676)
Intercompany receivables	2,535	(7,905)	5,370	—	—
Accrued liabilities and other	(10,152)	(17,950)	9,506	—	(18,596)

Net change in operating assets and liabilities	7,837	(29,245)	72,403	—	50,995

Net cash provided by operating activities	3,529	3,380	74,693	—	81,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(269)	(11,210)	(68)	—	(11,547)
Proceeds from sale of property and equipment	—	287	—	—	287
Decrease in cash surrender value of life insurance	2	—	—	—	2

Net cash used in investing activities	(267)	(10,923)	(68)	—	(11,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of revolving credit facilities, net	—	(20,280)	—	—	(20,280)
Additions to long-term debt	—	99,875	—	—	99,875
Repayment of long-term debt	—	(74,905)	—	—	(74,905)
Payment of deferred financing costs	(3,031)	—	—	—	(3,031)
Proceeds from issuance of common stock	282	—	—	—	282
Other, net	(520)	585	—	—	65

Net cash (used in) provided by financing activities	(3,269)	5,275	—	—	2,006

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	746	—	—	746
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7)	(1,522)	74,625	—	73,096
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7	1,936	8,310	—	10,253

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$414	$82,935	$—	$83,349

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(9,621)	$2,964	$(1,100)	$(1,864)	$(9,621)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gain on early extinguishment of debt	(2,750)	—	—	—	(2,750)
Interest expense paid in kind	—	746	—	—	746
Amortization of deferred financing costs	3,013	—	—	—	3,013
Depreciation and amortization	2,228	37,504	355	—	40,087
Gain on disposal of assets and other, net	—	(83)	—	—	(83)
Foreign exchange gain, net	8	(165)	—	—	(157)
Cumulative effect of change in accounting principle	—	4,092	—	—	4,092
Deferred income taxes	704	(2,698)	(575)	—	(2,569)
Compensation expense related to stock options and grants	(210)	—	—	—	(210)
Equity in earnings of subsidiaries	(1,575)	(289)	—	1,864	—
Amortization of Teamsters Union contract costs	—	1,800	—	—	1,800
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	24	11,826	426	—	12,276
Inventories	—	50	5	—	55
Prepayments and other current assets	(635)	2,136	55	—	1,556
Short-term investments	—	—	2,367	—	2,367
Trade accounts payable	48	(4,181)	76	—	(4,057)
Intercompany payables	186,845	(180,485)	(6,360)	—	—
Accrued liabilities	(2,080)	(3,483)	14,096	—	8,533

Net change in operating assets and liabilities	184,202	(174,137)	10,665	—	20,730

Net cash provided by (used in) operating activities	175,999	(130,266)	9,345	—	55,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6)	(13,303)	(4)	—	(13,313)
Intercompany sale of property and equipment	(2)	2	—	—	—
Proceeds from sale of property and equipment	—	3,005	—	—	3,005
Proceeds from sale of equity investment in joint venture	—	—	2,700	—	2,700
Capital contribution	(73,178)	73,100	78		—
Return of capital	40,881	(39,829)	(1,052)		—
Increase in cash surrender value of life insurance	1,341	—	—	—	1,341

Net cash (used in) provided by investing activities	(30,964)	22,975	1,722	—	(6,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repayments) additions to revolving credit facilities, net	(98,900)	36,516	—	—	(62,384)
Additions to long-term debt	—	82,750	—	—	82,750
Repayment of long-term debt	(37,498)	(8,862)	—	—	(46,360)
Payment of deferred financing costs	(9,262)	—	—	—	(9,262)
Proceeds from issuance of common stock	262	—	—	—	262
Other, net	154	95	300	—	549

Net cash (used in) provided by financing activities	(145,244)	110,499	300	—	(34,445)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	16	—	—	16
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(209)	3,224	11,367	—	14,382
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	209	1,063	9,271	—	10,543

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$4,287	$20,638	$—	$24,925

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company, through its subsidiaries, generates revenues by providing services to the automotive industry. Allied Automotive Group, Inc. (“AAG”) is the largest motor carrier in North America specializing in the transportation of new automobiles, light trucks and SUVs, for most of the major domestic and foreign automotive manufacturers.

The following table sets forth the percentage relationship of expense items to revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and fringe benefits	54.5	55.3	54.4	54.7
Operating supplies and expenses	15.2	15.6	16.1	15.1
Purchased transportation	12.2	11.9	11.6	10.9
Insurance and claims	4.2	5.1	4.5	5.2
Operating taxes and licenses	3.5	3.6	3.6	3.7
Depreciation and amortization	5.6	6.2	5.4	6.0
Rents	0.8	0.8	0.8	0.8
Communications and utilities	0.9	0.7	0.8	0.8
Other operating expenses	1.4	1.3	1.3	1.1
Loss (gain) on sale of operating assets, net	0.1	0.2	0.1	(0.1)

Total operating expenses	98.4	100.7	98.6	(98.2)

Operating income (loss)	1.6	(0.7)	1.4	1.8
Other income (expense):
Interest expense	(3.8)	(3.6)	(3.5)	(3.5)
Investment income (loss)	(0.2)	0.1	0.5	0.2
Gain on early extinguishment of debt	0.0	0.0	0.0	0.4
Foreign exchange gain, net	0.0	0.1	0.4	0.0
Other, net	1.0	0.0	0.3	0.0

	(3.0)	(3.4)	(2.3)	(2.9)
Loss before income taxes and cumulative effect of change in accounting principle	(1.4)	(4.1)	(0.9)	(1.1)
Income tax benefit	0.4	1.1	0.2	0.3

Loss before cumulative effect of change in accounting principle	(1.0)	(3.0)	(0.7)	(0.8)
Cumulative effect of change in accounting principle, net of tax	0.0	0.0	0.0	(0.6)

Net Loss	(1.0)%	(3.0)%	(0.7)%	(1.4)%

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

Revenues were $197.1 million in the third quarter of 2003 compared to revenues of $213.0 million in the third quarter of 2002, a decrease of $15.9 million, or 7.5%. For the nine-month period ended September 30, 2003, revenues were $640.8 million, versus revenues of $665.2 million for the nine-month period ended September 30, 2002, a decrease of $24.4 million, or 3.7%. The decline in revenues in the third quarter and for the first nine months of 2003 versus 2002 was due primarily to a decline in the number of vehicle deliveries, lower production levels by the automotive manufacturers, as well the Company’s decision to exit non-performing business, including the traffic for General Motors in Jessup, Maryland. During the fourth quarter of 2003, the Company will cease delivering a portion of the business it currently transports from the General Motor’s Saturn Spring Hill, Tennessee location. Both pieces of traffic at these locations has historically generated operating losses with aggregate annual revenues of $16.6 million.

Vehicle deliveries declined by 6.2% in the first nine months of 2003, while North American new vehicle production declined by 4.2%. Offsetting the decline in revenues due to the decrease in vehicle deliveries was an increase in the revenue generated per vehicle delivered of 6.9% in the third quarter of 2003 and 2.7% for the first nine months of 2003 compared to the same period in 2002. The increase in revenue per vehicle is due primarily to ancillary revenue in the US operations related to the model changeovers and new product launches. These vehicles are held until all launch related issues are resolved. During this time the Company will shuttle the vehicles to a holding yard and may shuttle them back to the plant as necessary until the vehicles are cleared for delivery to the dealerships. Accordingly, the changeovers and new product launches cause an increase in revenues without a corresponding increase in the number of vehicles delivered. In addition, revenue per vehicle delivered in Canada increased due to the higher Canadian dollar exchange rates.

The Company recorded a net loss of $2.0 million in the third quarter of 2003 versus a net loss of $6.5 million in the third quarter of 2002. Results for the third quarter of 2003 include a gain of approximately $2.0 million related to the settlement of the Ryder litigation claim discussed in footnote 10. This amount is included in the statement of operations as other income. Basic and diluted loss per share in the third quarter of 2003 was $0.23 versus $0.78 in the third quarter of 2002. For the nine-month period ended September 30, 2003, the Company experienced a net loss of $4.3 million versus a net loss of $9.6 million for the nine-month period ended September 30, 2002. Results for the first nine months of 2002 include a $2.8 million pre-tax gain on the early extinguishment of the Company’s subordinated notes and a $4.1 million after-tax charge ($5.2 million pre-tax) related to the impairment of goodwill at the Company’s Axis Group subsidiary. Basic and diluted loss per share were $0.50 for the nine-month period ended September 30, 2003 versus basic and diluted loss per share of $1.16 for the nine-month period ended September 30, 2002.

Earnings before interest, taxes, depreciation and amortization, gains and losses on disposal of assets, gain on the early extinguishment of debt, foreign exchange gains and losses, investment income and losses, cumulative effect of accounting changes and other income (“Adjusted EBITDA”) for the third quarter of 2003 were $14.3 million compared to $12.1 million of Adjusted EBITDA reported during the third quarter of 2002. Adjusted EBITDA for the third quarter of 2003 was adversely affected by decreased vehicle deliveries arising from original equipment manufacturer (“OEM”) production declines in 2003 versus 2002. The decline in revenue was more than offset by the Company’s internal initiatives that continued to gain traction. These initiatives, which include management’s focus to improve quality and safety, led to a decline in incidents and amounts expensed by $2.6 million for cargo damage and worker injuries as compared to the same period in 2002.

For the nine-month period ended September 30, 2003 Adjusted EBITDA was $44.3 million versus $52.0 million for the nine-month period ended September 30, 2002. During the first nine months of 2003, Adjusted EBITDA was adversely affected by a decrease in vehicle deliveries and increased fuel and wages costs, which were partially offset by the positive impact of the Company’s internal initiatives to reduce costs related to insurance and claims expense and improved operating efficiencies.

Adjusted EBITDA is presented because management believes it provides useful information to investors regarding the Company’s ability to generate cash flows that can be used to service debt and provide for capital expenditures. Adjusted EBITDA is also a component of certain financial covenants in the Company’s debt agreements. The Company’s net loss is the closest measure in the Company’s financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), in terms of comparability to Adjusted EBITDA. As such, a reconciliation of Adjusted EBITDA to the net loss for the quarters and nine months ended September 30, 2003 and 2002 are provided below. Because Adjusted EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures used by other companies.

The following table reconciles Adjusted EBITDA to Net loss for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Reconciliation of Net loss to Adjusted EBITDA:
Net loss	($1,975)	($6,482)	($4,267)	($9,621)
Income tax benefit	(728)	(2,226)	(1,573)	(1,819)
Interest expense	7,366	7,611	22,120	23,343
Investment losses (income)	398	(203)	(2,935)	(1,090)
Gain on early extinguishment of debt	—	—	—	(2,750)
Foreign exchange losses (gains), net	62	(124)	(2,386)	(157)
Other, net	(1,976)	57	(1,976)	264
Cumulative effect of change in accounting principle, net of tax	—	—	—	4,092
Loss (gain) on disposal of operating assets	153	367	612	(347)
Depreciation and Amortization	11,011	13,142	34,688	40,087

Adjusted EBITDA	$14,311	$12,142	$44,283	$52,002

The following is a discussion of the changes in the Company’s major expense categories:

Salaries, wages and fringe benefits decreased from 55.3% of revenues in the third quarter of 2002 to 54.5% of revenues in the third quarter of 2003, and decreased from 54.7% of revenues for the nine-month period ended September 30, 2002 to 54.4% of revenues for the nine-month period ended September 30, 2003. The decrease is due primarily to increased driver productivity and a reduction in workers’ compensation expense, which are a result of the Company’s ongoing initiatives to improve productivity and to reduce worker injuries. The benefit of the internal initiatives more than offset the impact of Teamster wage and benefit inflation.

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

During the third quarter of 2003, the Company granted 250 shares of the Company’s common stock to all non-bargaining employees. In order to earn the stock, employees were required to take a one-week furlough and remain working with the Company for one year from the date of grant. The Company recorded a charge to deferred compensation of approximately $660,000 as a result of the grant, of which $110,000 was recorded as expense during the third quarter of 2003.

Operating supplies and expenses decreased from 15.6% of revenues in the third quarter of 2002 to 15.2% of revenues in the third quarter of 2003, and increased from 15.1% of revenues for the nine-month period ended September 30, 2002 to 16.1% of revenues for the nine-month period ended September 30, 2003. The increase for the nine-month period was due primarily to an increase in fuel costs experienced in 2003. Fuel costs increased by an average of 19% per gallon, resulting in higher fuel expense of $5.1 million in the first nine months of 2003 versus the first nine months of 2002. The Company has negotiated fuel surcharges with customers representing approximately 64.0% of the Company’s customers, which enables it to pass on fuel costs to such customers. However, the customer fuel surcharges typically reset at the beginning of each quarter based on the fuel prices from the previous quarter. Therefore, there is a one-quarter lag between the time fuel prices change and the adjustment to the fuel surcharge. Fuel surcharges are recorded as a component of revenue.

Purchased transportation increased from 11.9% of revenues in the third quarter of 2002 to 12.2% of revenues in the third quarter of 2003, and increased from 10.9% of revenues for the nine-month period ended September 30, 2002 to 11.6% of revenues for the nine-month period ended September 30, 2003. The increase was due primarily to a shift in the mix of owner-operators versus company drivers and an increase in business at locations where owner-operators are utilized for vehicle deliveries. All costs for owner-operators are included in purchased transportation expense.

Insurance and claims expense decreased from 5.1% of revenues in the third quarter of 2002 to 4.2% of revenues in the third quarter of 2003, and decreased from 5.2% of revenues for the nine-month period ended September 30, 2002 to 4.5% of revenues for the nine-month period ended September 30, 2003. The decrease was due primarily to lower cargo claims experienced on shipped vehicles, resulting from the Company’s ongoing initiatives to improve quality and safety measures, as well as improve claims processing to eliminate payment of claims not caused by the Company.

Depreciation and amortization decreased from 6.2% of revenues in the third quarter of 2002 to 5.6% of revenues in the third quarter of 2003, and decreased from 6.0% of revenues for the nine-month period ended September 30, 2002 to 5.4% of revenues for the nine-month period ended September 30, 2003. The decrease is due primarily to the disposal of assets in 2002 with a net book value of approximately $5.1 million, combined with capital spending that was lower than depreciation and amortization expense in calendar year 2002 as well as for the first nine months of 2003.

During 2002, the Company performed an analysis of certain fleet equipment that was idled. The assets were evaluated in order to determine if they were candidates for the fleet remanufacturing and engine replacement program. Approximately 1,000 tractors or trailers were not considered viable candidates for the program and a decision was made that they would not be placed back into operations. As a result, depreciation was accelerated to the reduced useful life resulting in an additional charge of $2.1 million to depreciation expense in the fourth quarter of 2002. During the second quarter of 2003, the Company began disposal of these assets and anticipates substantial completion by the end of 2003.

The Company continues its tractor and trailer (“Rig”) remanufacturing program to remanufacture existing owned Rigs rather than purchasing new Rigs. Remanufacturing existing Rigs requires less capital spending than purchasing new Rigs. During the third quarter of 2003, the Company remanufactured approximately 38 Rigs and replaced approximately 36 engines in its tractors. The total remanufactured Rigs and replaced engines during the life of the program are approximately 478 and 536, respectively. During the first nine months of 2003 the Company spent $8.9 million on Rigs as a part of the remanufacturing program. Total capital expenditures for the first nine months of 2003 were $11.5 million. The Company expects to spend between $15.0 and $20.0 million on capital expenditures during calendar year 2003 related primarily to the fleet remanufacturing program.

Other operating expenses increased from 1.3% of revenues in the third quarter of 2002 to 1.4% of revenues in the third quarter of 2003, and increased from 1.1% of revenues for the nine-month period ended September 30, 2002 to 1.3% of revenues for the nine-month period ended September 30, 2003. The increase was due primarily to additional expenses related to the negotiation of the new agreement with the Teamsters that were incurred mainly during the second and third quarters of 2003 and to the professional fees incurred to settle litigation during the third quarter. The settlement of this litigation is described in more detail in Part II, Item 1. Legal Proceedings.

Investment income decreased from $0.2 million in the third quarter of 2002 to a loss of $0.4 million in the third quarter of 2003, and increased from $1.1 million for the nine-month period ended September 30, 2002 to $2.9 million for the nine-month period ended September 30, 2003, which included $1.8 million interest and dividend income, $2.6 million realized gains and $1.5 million unrealized losses. The net increase for the nine-month period was due to an increase in value on marketable debt and equity securities held by the Company’s captive insurance company. The reduction in investment income during the third quarter of 2003 was due to a rise in interest rates that reduced the value of the Company’s marketable debt securities as well as the conversion of marketable debt and equity securities to cash during July 2003.

Foreign exchange gains, net decreased from $0.1 million in the third quarter of 2002 to a loss of $62,000 in the third quarter of 2003, and increased from $0.2 million for the nine-month period ended September 30, 2002 to $2.4 million for the nine-month period ended September 30, 2003. The increase for the nine-month period was due primarily to favorable exchange rate changes related to the Company’s operating subsidiary in Canada that resulted from a strengthening of the Canadian dollar in relation to the U.S. dollar, which did not continue during the third quarter of 2003. The Canadian dollar has increased in value by approximately 16%, as compared to the U.S. dollar, since the beginning of 2003.

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

Net cash provided by operating activities totaled $81.6 million for the nine-month period ended September 30, 2003 versus $55.1 million for the nine-month period ended September 30, 2002. The increase in cash provided by operations was due primarily to the movement of the Company’s captive insurance company’s short-term investments to cash and cash equivalents in July 2003. The $60.7 million of cash provided by this change was partly offset by reduced operating cash flows, increased funding of the Company’s captive insurance company, as well as changes in working capital. During the three month period ended September 30, 2003, the Company’s captive insurance company converted approximately $60.7 million of marketable debt and equity securities to cash and cash equivalents. The change in short-term investments resulted from increased collateral requirements due to a change in insurance carriers. The Company is aggressively pursuing alternatives to resolve the collateral requirements. As a result, the investments held by the captive insurance company have been converted into cash and cash equivalents that are highly liquid, which will reduce the amount of assets necessary to secure the lines of credit. The increase in cash provided by the conversion of the short-term investments was partially offset by a decrease in cash generated from accounts receivable as compared to the prior period as well as an increase in cash used to settle accounts payable and accrued liabilities. During 2002, the Company reduced its accounts receivable outstanding with customers by $13.8 million. As of December 31, 2001 the average days outstanding in accounts receivable were 31.2, which was reduced to 23.2 and 19.8 at December 31, 2002 and September 30, 2003 respectively.

Net cash used in investing activities totaled $11.3 million for the nine-month period ended September 30, 2003 versus $6.3 million for the nine-month period ended September 30, 2002. Cash paid to purchase capital items, which are related mainly to the fleet remanufacturing program, decreased by $1.8 million while cash proceeds from the sale of assets and joint ventures decreased by $5.4 million. The Company did not sell any significant assets in the first nine months of 2003. The Company reduced the number of Rigs remanufactured during the third quarter of 2003 primarily due to cutbacks in production levels by the OEMs. The Company will continue to evaluate the progression of the remanufacturing program throughout 2003. Capital expenditures for fiscal year 2003 are expected to be in the range of $15.0 million to $20.0 million related mainly to the fleet remanufacturing program.

Net cash provided by financing activities totaled $2.0 million for the nine-month period ended September 30, 2003 versus net cash used in financing activities of $34.4 million for the nine-month period ended September 30, 2002. Debt repayments were lower in 2003 due to reduced operating cash flows, increased working capital requirements, lower cash proceeds from asset sales, and the increase in funding requirements of the Company’s captive insurance company.

On February 25, 2002, the Company entered into a new credit facility which includes certain term loans (the “Term Loans”) and a revolving credit facility. Proceeds from the Term Loans were used in February 2002 to repurchase $40 million of senior subordinated notes for $37.25 million. In conjunction with the extinguishment of these senior subordinated notes, the Company recognized a pre-tax gain of $2.75 million during the first quarter of 2002.

The Company amended the facility in September 2003 (the Credit Facility and amendments thereto are collectively referred to as the “Credit Facility”). The Credit Facility as amended in September 2003 provides the Company with a $90.0 million revolving credit facility (the “Revolver”) and a $100 million term loan (the “New Term Loan”). At its inception, the Credit Facility consisted of a $120 million revolving credit facility and four Term Loans that totaled $82.75 million. As part of the amendment, the maturity date of the Credit Facility was extended to September 2007.

The interest rate for the Revolver is based upon the prime rate plus 1.5%, or LIBOR plus 4.5%, at management’s discretion, with a minimum interest rate of 6.5%. The Credit Facility as amended provides that the New Term Loan bear interest between 8.5% and 11.5% to be determined solely on the Company’s leverage as defined in the agreement. Prior to the amendment, the interest rate on the Term Loans was based solely on a spread over the prime rate. Annual commitment fees are due on the undrawn portion of the commitment.

At September 30, 2003, $4.4 million was outstanding under the Revolver, and approximately $24.3 million was committed under letters of credit. The Company had approximately $58.2 million available under the Revolver as of September 30, 2003.

Borrowings under the Company’s Credit Facility are secured by a first priority security interest on assets of the Company and certain of its subsidiaries, including a pledge of stock of certain subsidiaries. In addition, certain subsidiaries of the Company jointly and severally guarantee the obligations of the Company under the Credit Facility.

The Credit Facility agreement sets forth a number of affirmative, negative and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization, and gains and losses on disposal of operating assets, and also include a maximum leverage ratio. The minimum consolidated EBITDA, as defined in the Credit Facility, is $50.0 million and is tested monthly based on the prior rolling twelve-month period.

Future maturities of long-term debt are as follows at September 30, 2003 (in thousands):

October 1, 2003 to September 30, 2004	$17,854
October 1, 2004 to September 30, 2005	13,500
October 1, 2005 to September 30, 2006	13,500
October 1, 2006 to September 30, 2007	13,500
October 1, 2007	195,876

$254,230

The Company has certain long-term contractual obligations, including operating lease obligations and purchase and service contract commitments that are not required to be recorded in the Company's consolidated balance sheet. The Company has no material changes to this disclosure as made in its Annual Report on Form 10-K for the year ended December 31, 2002.

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

Substantial Leverage

The Company has consolidated indebtedness, which is substantial in relation to its stockholders’ equity. As of September 30, 2003, the Company had total long-term debt of approximately $254.2 million (excluding approximately $121.2 million of trade payables and other accrued liabilities) and stockholders’ equity of approximately $11.3 million. In addition, the Company has additional capacity for borrowings available under its revolving credit facility, which is discussed in the Financial Condition, Liquidity and Capital Resources section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q. The Company’s leveraged financial position exposes it to the risk of increased interest rates, may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and may make the Company more vulnerable to economic downturns and work stoppages, and limit its ability to withstand competitive pressures.

The Company’s debt instruments contain a number of affirmative, negative, and financial covenants, which limit the ability of the Company to, among other things, incur debt, incur liens, make investments, make capital expenditures, make dividend or other distributions or enter into a merger or consolidation transaction. As of September 30, 2003, the Company was in compliance with the terms of its various debt covenants. There can be no assurance, however, that the Company will be able to comply with its debt covenants in the future or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants on commercially reasonable terms, if at all.

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

Fuel Prices

Allied Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, and changes in global demand and global production. To reduce price risk caused by market fluctuations, Allied Automotive Group periodically purchases fuel in advance of consumption. As of September 30, 2003 the Company had no fuel purchase commitments outstanding. A 10% increase in diesel fuel prices would reduce pre-tax income by $4.5 million over the next fiscal year assuming levels of fuel consumption and pricing in the remainder of 2003 is consistent with the first nine months of 2003, without taking into account any positive impact arising from fuel surcharges.

Competition

The automotive transportation industry is highly competitive, as Allied Automotive Group currently competes with other motor carriers of varying sizes, as well as with railroads. Allied Automotive Group also competes with non-union motor carriers and broker operations that sub-contract carhaul transportation services to low-cost independent owner-operators. The development of new methods of hauling vehicles could also lead to competition.

The carhaul business is labor intensive for union carhaul companies. Wages and benefits represented approximately $107.4 million of the Company’s consolidated operating expenses for the quarter ended September 30, 2003. There has been an increase in the number of carhaul companies that utilize non-union labor, and the market share represented by such companies has increased. Carhaul companies that utilize non-union labor operate at a significant cost advantage as compared to Allied Automotive Group and other union carhaul companies due to lower labor costs, primarily as a result of lower benefit and pension costs. Non-union competitors also operate without work rules which apply to Allied Automotive Group and other union companies, which provide non-union companies with a competitive advantage. Non-union companies, which operate at a significant cost advantage to Allied Automotive Group, may be able to provide delivery services at a cost to customers that are less than the cost of Allied Automotive Group’s services. Railroads, which specialize in long-haul transportation, may be able to provide delivery services at a cost to customers that are less than the long-haul delivery cost of Allied Automotive Group’s services.

Self Insurance Claims

Each of the Company’s operating subsidiaries is responsible for defining risks and securing appropriate insurance programs and coverage at cost effective rates for the Company. The Company records the insurance program premiums and the estimated cost of the uninsured portion of loss claims as insurance expense. The amount recorded for estimated loss claims is based on management’s evaluation of the nature and severity of claims and actuarially determined estimates of future claim development based on historical trends. The Company formed Haul Insurance Limited in December 1995 as a captive insurance subsidiary to provide reinsurance coverage to its licensed insurance carriers for certain types of losses within retentions (as noted below), for non-self insured workers’ compensation, automobile liability and general liability, as indicated above. Other coverages are provided by non-related primary and reinsurance companies.

For the period of January 1, 2003 through September 30, 2003, in the United States, AAG retains up to $650,000 of liability for each claim for workers’ compensation and up to $500,000 of liability for automobile and general liability, including personal injury and property damage claims. In addition to the $500,000 per occurrence deductible for automobile liability, there is a $1.5 million aggregate deductible for those claims which exceed the $500,000 per occurrence deductible subject to a $1.0 million per claim limit. AAG also has a $1.0 million interaggregate limit for losses from $1.0 million to $2.0 million, and an additional $3.0 million aggregate limit for losses from $2.0 million to $5.0 million. AAG also retains up to $250,000 of liability for each cargo damage claim and physical damage claim to its owned and leased automobiles and tractor trailer units. In Canada, AAG retains up to CDN $500,000 of liability for each claim for personal injury, property damage or cargo damage. Also, in Canada, there is a CDN $500,000 aggregate limit for losses above CDN $500,000.

Effective October 1, 2003, AAG changed its retention limits for automobile claims. The $3.0 million aggregate limit for losses exceeding $2.0 million will increase to $4.0 million. These new retention limits are in place for the fourth quarter 2003. Effective January 1, 2004, AAG will retain up to $1.0 million of liability for automobile claims. In addition to the $1.0 million deductible, there will be a $7.0 million aggregate deductible for those claims which exceed $1.0 million.

If Allied Automotive Group were to experience a material increase in the frequency or severity of accidents, workers’ compensation claims, stolen equipment or other loss events or unfavorable developments in existing claims over those anticipated, the Company’s operating results could be adversely affected. The insurance market is contracting and it is becoming increasingly more difficult to obtain insurance coverage. While the Company currently has insurance coverage, there can be no assurance that the Company will be able to obtain insurance coverage in the future.

Dependence on Major Customers

Allied Automotive Group’s business is highly dependent upon General Motors, Ford, DaimlerChrysler, Toyota and Honda, its largest customers. The Company operates under written contracts with General Motors, UPS Autogistics, Inc. on behalf of Ford, DaimlerChrysler, Toyota and Honda. The contracts with UPS Autogistics, DaimlerChrysler and Toyota can be terminated by location for any reason or no reason based on 60 to 150 days’

notice. Although Allied Automotive Group believes that its relationships with these customers is mutually satisfactory, there can be no assurance that these relationships will not be terminated in whole or in part in the future. Furthermore, automotive manufacturers are relying increasingly on fourth party logistics companies and re-engineering vehicle delivery practices, which could result in a reduction of services provided by the Company for some or all of its major customers. A significant reduction in the production levels, plant closings or the imposition of vendor price reductions by these manufacturers, or the loss of General Motors, UPS Autogistics, DaimlerChrysler, Toyota or Honda as a customer, or a significant reduction in the services provided for any of these customers by Allied Automotive Group would have a material adverse effect upon the Company. General Motors, DaimlerChrysler and Ford, in particular, have publicly announced plans to significantly reduce vendor costs including those costs associated with logistics services.

Foreign Currency Exchange Rates

Although the majority of the Company’s operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investment in foreign subsidiaries translated into dollars using month-end exchange rates at September 30, 2003 is $75.4 million. The potential loss in fair value impacting other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $7.5 million. At September 30, 2003 a payable balance of $14.2 million related to intercompany transactions was outstanding on the Company’s Canadian subsidiary. The potential loss from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance amounts to $1.4 million as of September 30, 2003. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

Revenue Variability

The Company’s revenues are variable and can be impacted by sudden unexpected changes in OEM production levels. In addition, the Company’s revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models, which are shipped to dealers during those periods and the higher spring and early summer sales of automobiles and light trucks. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled plant shut downs. Except for the impact of rising fuel costs discussed herein, inflation has not significantly affected the Company’s results of operations. Automobile manufacturers have made production cutbacks during 2003. As a result, the Company may experience a decline in vehicle deliveries during the fourth quarter.

Dependence on Automotive Industry

The automotive transportation industry is dependent upon the volume of new automobiles and light trucks manufactured, imported and sold. The automotive industry is highly cyclical, and the demand for new automobiles and light trucks is directly affected by such external factors as general economic conditions in the United States, unemployment, consumer confidence, federal policies, the possibility of war, terrorist activities, and the availability of affordable new car financing. As a result, the Company’s results of operations are adversely affected by cyclical downturns in the general economy or in the automotive industry and by consumer preferences in purchasing new automobiles, SUVs, and light trucks. Inventories of new vehicles in the second quarter of 2003 were significantly higher than the 2002 levels and sales of new vehicles in the second quarter of 2003 were lower than the 2002 levels. As a result, automotive manufacturers reduced new vehicle production in the third quarter of 2003 as compared to the third quarter of 2002. A significant decline in the volume of automobiles, SUVs, and light trucks manufactured as well as sold in North America, or a material change in the overall mix of vehicles manufactured, could similarly have a material adverse effect on the Company.

Contractual Obligations

The Company has certain long-term contractual obligations, including operating lease obligations and purchase and service contract commitments that are not required to be recorded in the Company’s consolidated balance sheet. The Company has no material changes to this disclosure as made in its Annual Report on Form 10-K for the year ended December 31, 2002.

Dependence on Key Personnel

The success of the Company is dependent upon its senior management team, as well as its ability to attract and retain qualified personnel. The Company’s credit facility provides that the facility may be terminated in the event Hugh E. Sawyer ceases to be involved in the day-to-day operation of the Company, unless a successor reasonably acceptable to the lenders is appointed within 90 days of his cessation of involvement with the Company. There is no assurance that the Company will be able to retain its existing senior management or to attract additional qualified personnel.

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

The Company’s critical accounting policies include the following:

CLAIMS AND INSURANCE RESERVES — Reserves for self-insured workers’ compensation, automobile, and general liability losses are subject to management’s evaluation of the nature and severity of claims and actuarially determined estimates of future claims development based on historical trends adjusted for current industry trends. The Company receives third-party actuarial valuations to assist in the determination of its claims and insurance reserves. The actuarial estimates for self-insured workers’ compensation and automobile liability are discounted using management’s estimate of weighted risk free interest rates for each claim year to their present values. The claims and insurance reserves are adjusted periodically as such claims mature to reflect changes in actuarial estimates based on actual experience.

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

Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the net deferred tax assets. The net deferred tax asset as of September 30, 2003 was $12.7 million net of a valuation allowance of $7.1 million. The Company has recorded a valuation allowance of $7.1 million as of September 30, 2003 due to uncertainties related to the Company’s ability to utilize some of the deferred tax assets, primarily consisting of certain capital losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on management’s estimate of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance, which could materially impact the financial position and results of operations.

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

GOODWILL — Pursuant to SFAS 142, goodwill is evaluated annually for impairment, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of goodwill below its carrying value. The fair value of goodwill is derived by using a discounted cash flow analysis. This analysis involves estimates and assumptions by management regarding future revenue streams and expenses. Changes to these assumptions and estimates could have a material effect on the carrying value of goodwill and result in an impairment charge in the Company’s consolidated statements of operations. During 2003 the Company’s goodwill increased by approximately $3.8 million. The increase was due primarily to favorable exchange rate changes related to the Company’s operating subsidiary in Canada that resulted from a strengthening of the Canadian dollar in relation to the U.S. dollar that continued during the third quarter of 2003. The Canadian dollar increased in value by approximately 16%, as compared to the U.S. dollar since the beginning of 2003.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS — This Quarterly Report on Form 10-Q contains, and from time to time the Company and its officers, directors, or employees may make other forward-looking statements, including statements regarding, among other items, (i) the Company’s strategy, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company’s management information systems, (iv) the Company’s remanufacturing program and the disposal of certain tractor or trailers, (v) the Company’s efforts to reduce costs, (vi) the adequacy of the Company’s sources of cash to finance its current and future operations, (vii) the effects of the new Teamster agreements in the U.S. and in Canada, (viii) the capital expenditures of the Company in 2003, (ix) the ability of the Company to comply with the financial covenants set forth in the Credit Facility, and (x) resolution of litigation and renegotiation of split-dollar life insurance agreements without material adverse effect on the Company. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “seek,” “expect,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from historical results or results expressed or implied by such forward-looking statements are the following: economic recessions or downturns in new vehicle production or sales; war in the Middle East; increases in the cost and availability of fuel; the highly competitive nature of the automotive distribution industry; price competition with non-union carriers; dependence on the automotive industry; loss or reduction of revenues generated by the Company’s major customers or the loss of any such customers; the variability of OEM production and seasonality of the automotive distribution industry; potential plant closings by the OEMs; the Company’s highly leveraged financial position; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; increased frequency and severity of work related accidents and workers’ compensation claims; availability of appropriate insurance coverages; increased expenses due to layoffs of employees; changes in regulatory requirements which are applicable to the Company’s business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; risks associated with doing business in foreign countries; and other risk factors set forth from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to, this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Quarterly Report or in any statement referencing the risk factors and other cautionary statements set forth in this Quarterly Report.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Since its last quarterly filing, Allied has settled all outstanding litigation with Ryder System, Inc., which litigation was previously disclosed in company filings. The litigation arose in connection with the acquisition by the Company of Ryder Automotive Carrier Services, Inc. and RC Management Corp. from Ryder System, Inc. in September 1997, and consisted of three actions. In Ryder Systems, Inc. v. Allied Holdings, Inc., AH Acquisition Corp. and Allied Automotive Group (the “Ryder Action”), Ryder alleged that the Company failed to substitute itself for Ryder under an insurance policy covering third-party claims and with various state agencies that regulate matters such as self-insured workers’ compensation. Ryder also alleged that the Company was obligated to take certain steps to transfer from Ryder to itself the ownership and administrative responsibility for two pension plans. The other two actions, Gateway Development & Manufacturing, Inc. v. Commercial Carriers, Inc., et al. and Commercial Carriers, Inc. v. Gateway Development & Manufacturing, Inc., et al. (collectively the “Gateway/CCI Actions”), both centered around the contention that the Company breached legal duties with respect to a failed business transaction involving Gateway Development, Ryder Truck Rental, Inc., and Ryder System.

Under terms of the settlement agreement, Ryder System has paid the Company approximately $1.4 million, and Ryder’s insurance carrier has paid the Company approximately $1.6 million. The payment from Ryder represents the settlement of various claims and disputes that have arisen since the 1997 acquisition. The payment from Ryder’s insurance carrier represents a reimbursement for amounts paid by the Company in excess of the self-insured retention for workers’ compensation and automobile liability claims assumed in the acquisition of Ryder’s Automotive Carrier Group. The Company and Ryder System have agreed to dismiss all litigation each party had brought against the other as part of the settlement, which has resulted in the complete dismissal of the Ryder Action. Except with respect to expenses already incurred, Ryder has agreed to indemnify Allied for all costs, including legal fees and any potential judgment against Allied, arising out of the Gateway/CCI Actions. Therefore, although the Gateway/CCI Actions remain pending, the settlement will provide Allied with indemnification from Ryder System as to exposure to future legal fees or any potential judgment against the Company.

As part of the settlement agreement, the Company has issued a letter of credit for $3.5 million in favor of Ryder System and has agreed to increase the letter of credit by $1 million each quarter starting in the fourth quarter 2003 through the third quarter of 2005. The letter of credit may only be drawn by Ryder System if the Company fails to pay workers’ compensation and liability claims assumed by the Company in the Ryder Automotive Carrier Group acquisition. The Company has provided the letter of credit in favor of Ryder System because Ryder has issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims assumed by the Company. By September 30, 2005, and periodically thereafter, an actuarial valuation will be made to determine the remaining outstanding amount of workers’ compensation and liability claims assumed by Allied, and the letter of credit issued by the Company in favor of Ryder System will be adjusted accordingly.

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Daniel H. Popky.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by Daniel H. Popky.

(b)	Reports on Form 8-K

On July 5, 2003, Allied Holdings, Inc. filed with the Commission a Current Report on Form 8-K attaching a press release issued by it on July 30, 2003.

On September 5, 2003, Allied Holdings, Inc. filed with the Commission a Current Report on Form 8-K announcing the completion of an amendment to its senior credit facility and attaching a press release related thereto and the amended senior credit facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HOLDINGS, INC.

Date: November 14, 2003

By:	/s/ HUGH E. SAWYER

Hugh E. Sawyer, President and Chief Executive Officer

Date: November 14, 2003

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