Form 10-K
period 2003-12-31
ALLIED HOLDINGS INC
filed 2004-04-13
CIK 909950

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003.

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

      The number of shares outstanding of the Registrant’s common stock as of March 19, 2004 was 8,854,173.

      The aggregate market value of the common stock held by nonaffiliates of the Registrant, based upon the closing sales price of the common stock as of June 30, 2003 as reported on the American Stock Exchange, was approximately $18.8 million. Shares of the Registrant’s common stock owned by its directors and executive officers were excluded from this aggregate market value calculation; however, shares owned by the Registrant’s institutional shareholders were included.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the proxy statement for Registrant’s 2004 Annual Meeting of Shareholders to be held May 19, 2004 are incorporated by reference in Part III.

ALLIED HOLDINGS, INC.

		Page
	Caption	Number

PART I
Item 1.	Business	2
Item 2.	Properties	12
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13

PART II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	14
Item 6.	Selected Consolidated Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 8.	Financial Statements and Supplementary Data	28
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	28
Item 9A.	Controls and Procedures	29

PART III
Item 10.	Directors and Executive Officers of the Registrant	29
Item 11.	Executive Compensation	30
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	30
Item 13.	Certain Relationships and Related Transactions	30
Item 14.	Principal Accountant Fees and Services	30

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	30
EX-10.13 EMPLOYMENT AGREEMENT
EX-10.17 AGREEMENT BETWEEN COMPANY & GENERAL MOTOR
EX-10.20(A) AMENDMENT NO. 4 TO THE IBM GLOBAL
EX-21.1 SUBSIDIARIES OF ALLIED HOLDINGS, INC.
EX-23.1 CONSENT OF KPMG LLP.
EX-23.2 NOTICE RE: CONSENT OF ARTHUR ANDERSEN LLP
EX-31.1 CERTIFICATION BY HUGH E. SAWYER
EX-31.2 CERTIFICATION BY DAVID A. RAWDEN
EX-32.1 SECTION 1350 CERTIFICATION BY HUGH SAWYER
EX-32.2 SECTION 1350 CERTIFICATION BY DAVID RAWDEN
EX-99.1 CHARTER OF AUDIT COMMITTEE
EX-99.2 CHARTER OF THE COMPENSATION AND NOMINATING
EX-99.3 ALLIED HOLDINGS, INC. CODE OF CONDUCT

PART I

Item 1.	Business

1.     General

      Allied Holdings, Inc. (the “Company” or “Allied”), founded in 1934, is a holding company that operates through its wholly owned subsidiaries. The Company’s principal operating subsidiaries are Allied Automotive Group, Inc. (collectively with its subsidiaries referred to as the “Allied Automotive Group” or “Automotive Group”) and Axis Group, Inc. (“Axis” or the “Axis Group”). Allied Automotive Group is the largest motor carrier in North America specializing in the transportation of new and pre-owned automobiles, sport utility vehicles (“SUVs”), and light trucks utilizing specialized tractor trailers (“Rigs or Rig”) and serves and supports all of the major domestic and foreign automotive manufacturers. The Axis Group provides distribution services to the used and new finished vehicle distribution market and other segments of the automotive industry that complement the Automotive Group’s services.

      Allied Automotive Group offers a full range of automotive delivery services including transporting new, used and off-lease vehicles to dealers from plants, rail ramps, ports and auctions, and providing vehicle rail-car loading and unloading services. Allied Automotive Group represented approximately 97% of the Company’s consolidated 2003 revenues. Allied Automotive Group operates primarily in the short-haul segment of the automotive transportation industry with an average length of haul of less than 200 miles. General Motors, Ford, DaimlerChrysler, Toyota and Honda represent the Company’s largest customers, accounting for in total approximately 86% of 2003 revenues. Allied Automotive Group also provides services to all other major foreign manufacturers, including Mazda, Nissan, Isuzu, Volkswagen, Hyundai, and KIA. All of Allied Automotive Group’s major car hauling competitors are privately held and there is minimal public information available with respect to such companies, but Allied Automotive Group believes that its 2003 revenues were substantially greater than those of its closest competitor.

      The Company provides vehicle distribution and transportation support services to the pre-owned and new vehicle markets through the Axis Group. These services complement Allied Automotive Group’s new vehicle distribution services operations. Axis provides carrier management services for various automotive clients, leases patented-designed equipment for containerized shipment of vehicles, operates a computerized vehicle tracking system for Toyota, and provides vehicle processing services at ports and inland distribution centers. Axis, through its subsidiaries CT Services, Inc. and Axis Canada, provides a variety of related support services to the pre-owned vehicle market, including vehicle inspections, title storage, marshalling and rail yard management. In addition, Axis provides similar logistics and distribution services in Mexico through its subsidiary, Axis Logistica.

2.	Services

      Allied Automotive Group is the largest motor carrier in North America specializing in the transportation of new automobiles, SUVs and light trucks for all the major domestic and foreign automotive manufacturers. Allied Automotive Group also believes it can increase the number of secondary market vehicles (used automobiles) it delivers by utilizing its large fleet and expansive terminal network to deliver secondary market vehicles on a backhaul basis.

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

      Information regarding revenues, operating profit and total assets of each operating segment of the Company for the fiscal years 2001 through 2003, and information regarding revenues and long-lived assets of the Company attributed to the geographic areas in which the Company conducted business during those fiscal years, is set forth in note 17 of the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

3.	Customer Relationships

      Allied Automotive Group has written multi-year contracts with substantially all of its customers. Allied Automotive Group’s contracts with its customers establish rates for the transportation of vehicles and generally are based upon a fixed rate per vehicle transported and a variable rate for each mile a vehicle is transported, including an administrative processing fee. The contracts provide that the rate per vehicle may vary depending on the size and weight of the vehicle and can be terminated by either party upon specified days’ notice. The contracts between Allied Automotive Group and its customers who comprise approximately 59% of the Company’s 2003 revenues, permit Allied Automotive Group to recover for increases in fuel prices. None of Allied Automotive Group’s contracts with its customers allow it to recover increases in fuel taxes or labor costs unless it is mutually agreed to by Allied Automotive Group and its customers.

      Allied Automotive Group operates under a contract with Autogistics for Ford vehicles (with a term of 36 months as to ramp locations and 39 months as to plant locations) which provides that the Allied Automotive Group is the primary carrier for 22 locations in the United States and 10 Canadian locations. This contract expires in September 2005 for ramp locations and December 2005 for plant locations. Each party to the contract has the right to terminate the agreement by location on 75 days’ notice. Allied Automotive Group has a contract with DaimlerChrysler that expires on January 31, 2005, under which it is the primary carrier for 16 locations in the United States and 13 in Canada. This contract may be terminated by location on 150 days’ notice by either party. Allied Automotive Group has a contract with General Motors that expires in March 2006 and provides that Allied Automotive Group is the primary carrier for 36 locations in the United States and Canada. General Motors does not have the right to resource business under the terms of the contract unless Allied Automotive Group fails to comply with service or quality standards, by location, provided the Company has 30 days to cure noncompliance. In the event the Company does not cure noncompliance, General Motors must give 60 days’ notice to terminate at a specific location. Allied Automotive Group operates under an agreement with Toyota that expires in November 2004. This contract may be terminated by either party on 60 days’ notice.

4.	Proprietary Management Information Systems

      The Company, through its subsidiaries, has made a long-term commitment to utilize technology to serve its customers. Allied Automotive Group’s advanced management information system is a unique, centralized, fully integrated information system utilizing a mainframe computer together with client servers. The system is based on a company-wide information database, which allows Allied Automotive Group to quickly respond to customer information requests without having to combine data files from several sources. Updates with respect to vehicle load, dispatch and delivery are immediately available for reporting to customers and for better control and tracking of customer vehicle inventories. Through electronic data interchange (EDI), Allied Automotive Group communicates directly with manufacturers in the process of delivering vehicles and electronically bills and collects from manufacturers. Allied Automotive Group also utilizes EDI to communicate with inspection companies, railroads, port processors, and other carriers.

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

      The Company has adopted a performance management strategy that it believes contributes to driver productivity, cargo claim prevention, enhanced efficiency, safety, and the stability of its operations. The Company’s management strategy and culture is results-driven and designed to enhance employee performance through high standards, accountability, precise metrics, careful selection, and continuous training of new employees, with individual performance goals established for each employee and performance measured regularly through the Company’s management information system. During 2003, the Company continued to make significant changes and additions to its management team which the Company believes has increased the quality and leadership ability of this group.

      Specifically, David Rawden, who joined Allied Holdings as Senior Vice President in March 2002, was appointed Executive Vice President and Chief Financial Officer in February 2004. Mr. Rawden heads the Company’s corporate finance operations. From March 2002 until February 2004, Mr. Rawden was Senior Vice President of the Company’s Business Process Engineering Department, which is responsible for re-engineering core processes throughout the organization to maximize speed and efficiency. Mr. Rawden was also responsible for the Company’s risk management activities, including cargo claims, workers compensation and traffic accidents, as well as information technology. In October 2003, Robert Chambers was appointed President of Axis Group, Inc. From February 2000 until October 2003, Mr. Chambers was President of certain subsidiaries of Axis. Mr. Chambers was the owner of CT Group, Inc., CT Services, Inc. and Cordin Transportation, Inc. prior to the acquisition of such companies by Axis in February 2000.

      In addition to strategies directly focused on the Company’s management team, Allied Holdings has an Employee Stock Purchase Plan that provides all employees the opportunity to purchase shares of the Company’s common stock. This Plan is intended to provide a strong incentive for employees to achieve the Company’s goals and align the interests of the employees with those of the Company’s shareholders.

      In August 2003, the Company awarded 250 shares of common stock to each full time nonbargaining U.S. employee other than those at the level of Senior Vice President or above. The shares vest one year from the date of issuance. In addition, the Company agreed to award 250 shares of common stock in August 2004 to each full time nonbargaining unit employee in Canada as of August 1, 2003 other than those at the level of Senior Vice President or above.

6.	Risk Management and Insurance

      The Company defines its risks and secures appropriate insurance programs and coverages at cost effective rates. Allied Automotive Group utilizes third party administrators to administer workers’ compensation, auto and general liability claims. Allied Automotive Group is self-insured for workers’ compensation claims in Florida, Georgia, Kentucky, Missouri, and Ohio. Liability and workers’ compensation claims are subject to periodic audits by Allied Automotive Group’s commercial insurance carriers. In the United States, the Company retains liability up to $650,000 for each workers’ compensation claim and $500,000 for each claim for automobile and general liability, including personal injury and property damage claims. In addition to the $500,000 per occurrence deductible for automobile liability, there is a $1.5 million aggregate deductible for those claims that exceed the $500,000 per occurrence deductible, subject to a $1.0 million per claim limit. Prior to January 1, 2004, Allied had a $1.0 million inneraggregate limit for losses from $1.0 to $2.0 million, and an additional $4.0 million aggregate limit for losses from $2.0 to $5.0 million. Effective January 1, 2004, Allied retains up to $1.0 million liability for automobile claims with no aggregate and a $7.0 million aggregate deductible for claims that exceed $1.0 million, but are less than $5.0 million per occurrence. Furthermore, the Company retains liability up to $250,000 for each cargo damage claim. In Canada, the Company retains liability up to CDN $500,000 for each claim for personal injury and property damage. Also, in Canada, there is a CDN $500,000 inner aggregate limit for losses from CDN $500,000 to 1.0 million. For cargo damage in Canada, the Company has a CDN $100,000 deductible.

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

      The Company is required to provide letters of credit to its insurance companies and various states in order to facilitate the payment of injury, accident, theft, and other loss claims. The Company is required to collateralize these letters of credit. There can be no assurance that the Company will be able to reduce the amount of the letters of credit or underlying collateral.

7.	Equipment, Maintenance and Fuel

      Allied Automotive Group has historically invested in both new equipment and remanufacturing of existing equipment, which have served to increase efficiency and extend the useful life of Rigs. Currently, new 75-foot Rigs cost approximately $170,000 and have a useful life of approximately 15 years when properly maintained and remanufactured. Allied Automotive Group operates approximately 3,700 company-owned Rigs with an average age of 7.3 years based on the original purchase date or the remanufacturing date if the Rig has been remanufactured. The average remaining life of the company-owned Rigs, assuming a total useful life of 15 years, is 5 years.

      During 2003, Allied Automotive Group spent approximately $9.4 million on a fleet remanufacturing program, remanufacturing approximately 220 of its owned active Rigs. Remanufacturing a Rig costs approximately $43,000 per Rig compared to a cost per new Rig of approximately $170,000. In addition, in accordance with the fleet remanufacturing program, Allied replaced engines in approximately 280 Rigs during 2003 at an additional cost of $5.4 million. In 2004, Allied Automotive Group expects to spend approximately $25-35 million on its fleet.

      All of Allied Automotive Group’s terminals have access to a central parts warehouse through the management information system. The system calculates maximum and minimum parts inventory quantities based upon usage and automatically reorders parts. Minor modifications of equipment are performed at terminal locations. Major modifications involving change in length, configuration, or load capacity are performed by the trailer manufacturers.

      In order to reduce fuel costs, Allied Automotive Group purchased approximately 37% of its fuel in bulk in 2003. Also, fuel is purchased by drivers on the road from a few major suppliers that offer competitive discounts and central billing.

8.	Competition

      After the acquisition of certain subsidiaries of Ryder System, Inc. (Ryder) in 1997, Allied Automotive Group became the largest transporter of new vehicles in the United States and Canada. In the years 1997 through 2001 after the Ryder acquisition, Allied Automotive Group lost market share primarily due to increased non-unionized competition. In 2001, Allied Automotive Group’s market share was also impacted by the decision to close four unprofitable terminal locations. In 2002, Allied Automotive Group’s market share was further affected by its decision to exit substantially all business with Nissan in the United States. In 2003, the Company’s revenues from business gains with existing customers exceeded revenues from business losses, exclusive of revenues lost as a result of the Company’s decisions to return certain business to its customers. Allied Automotive Group continues as the largest motor carrier in North America specializing in the transportation of new automobiles, SUVs and light trucks for all the major domestic and foreign automotive manufacturers.

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

      Major motor carriers specializing in the delivery of new vehicles that are competitors of the Allied Automotive Group include Leaseway, Jack Cooper, Cassens, Hadley and E & L, all of which utilize union labor, and Swift, Wagoneer and Fleet Car, all of which utilize non-union labor. In February 2004, the principal shareholder of Hadley and E & L announced a tentative agreement to acquire Leaseway. The combined entity would be the second largest car haul company in North America. The Company’s competitors may be able to provide similar services to those provided by Allied Automotive Group at lower costs. The number of motor carriers, as well as the market share represented by motor carriers utilizing non-union labor has increased and, as a result, these non-union carriers may be able to provide delivery services at a cost to customers that is less than the cost of Allied’s services.

9.	Employees and Owner Operators

      Subsidiaries of the Company have approximately 6,200 employees, including approximately 4,000 drivers, who are employees of Allied Automotive Group. All employee drivers and shop and yard personnel of Allied Automotive Group are currently represented by various labor unions. The majority of the employees of the operating subsidiaries of Allied Automotive Group are covered by a Master Agreement with the International Brotherhood of Teamsters (IBT or Teamsters) in the United States that expires on May 31, 2008. The Master Agreement was negotiated and executed by subsidiaries of Allied Automotive Group and is identical to the agreement with the National Automobile Transporters Labor Division (the NATLD) and the IBT. The Agreement covers all of the terminals and operations of the participants in the United States in this multi-employer, multi-union bargaining unit and provides for increases of 1.1% to 3.0% per year in wages and benefits in excess of the prior contract with the IBT.

      On March 24, 2003 the Company successfully negotiated the renewal of its contract with its employees represented by the Teamsters Union in Eastern Canada. The Company had been operating under a contract that expired on October 31, 2002. The new contract will expire on October 31, 2005. The contract covers the drivers, mechanics and yard personnel represented by the Teamsters Union in the provinces of Ontario and Quebec, and represents approximately 70% of the Company’s total bargaining unit employees in Canada.

      There can be no assurance that negotiation of new union contracts as the current contracts expire will not result in increased labor costs to the Company or work stoppages, which could have a material adverse effect on the Company.

      Subsidiaries of Allied Automotive Group also utilize approximately 630 owner-operators, with approximately 120 of these owner-operators driving exclusively from terminals in Canada for Allied Systems (Canada) Company, a subsidiary of Allied Automotive Group, and approximately 510 driving exclusively from terminals in the United States for Allied Systems, Inc. The owner-operators are either paid a percentage of the revenues they generate or receive normal driver pay plus a truck allowance.

10.	Regulation

      Certain subsidiaries of the Company are regulated in the United States by the United States Department of Transportation (DOT) and various state agencies, and in Canada by the National Transportation Agency of Canada and various provincial transport boards. Truck and trailer length, height, width, maximum weight capacity and other specifications are regulated federally in the United States, as well as by individual states and, in Canada, by provinces. In recent years, the automotive manufacturers have increased the percentage of vehicles that are light trucks and SUVs as well as increased the size and weight of many vehicles. As a result of these increases and because of the regulations on truck and trailer length, height, width, and maximum weight capacity, the number of vehicles Allied Automotive Group delivers per load has decreased. Allied Automotive Group successfully negotiated rate increases on most of its SUV and light truck business in 1999 to account for this reduction in the number of deliveries per load.

      Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Effective January 1, 2004, the DOT changed the regulations regarding hours of service for drivers of commercial motor vehicles. Because of the relatively short length of the Company’s average haul, the Company expects that approximately 40% of its drivers will be unaffected by the new regulations. For the remaining drivers, the new regulations will increase or decrease the flexibility and hours of service. Where flexibility and hours of service are reduced, the Company may face additional operating costs to maintain current service levels. The Company does not expect the affect of the new regulations to be material to the Company’s results of operations. The DOT also regulates certain safety features incorporated in the design of Rigs. The motor carrier transportation industry is subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating policies or influencing the demand for, and the cost of providing, services to shippers. While the Company believes it is in material compliance with these various regulatory requirements, any failure to so comply, as well as any changes in the regulation of the industry through legislative, judicial, administrative or other action, could have a material adverse effect on the Company.

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

      The Company’s revenues are variable and can be impacted by sudden unexpected changes in original equipment manufacturer (“OEM”) production levels or unanticipated changes in product type or configuration. In addition, the Company’s revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models which are shipped to dealers during those periods, and the higher spring and early summer sales of automobiles, light trucks and SUVs. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled plant shutdowns.

12.	Risk Factors

      The Company’s future financial condition and results of operations are subject to a number of risks and uncertainties, including those set forth below and in other sections of this Annual Report on Form 10-K.

Substantial Leverage

      The Company has consolidated indebtedness which is substantial in relation to its stockholders’ equity. As of December 31, 2003, the Company had total long-term debt of approximately $246.5 million, approximately $115.2 million of trade payables and other accrued liabilities, and stockholders’ equity of approximately $8.8 million. In addition, the Company has additional borrowings available under its revolving credit facility which is discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources. The Company’s leveraged financial position exposes it to the risk of increased interest rates, may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and may make the Company more vulnerable to economic downturns and limit its ability to withstand competitive pressures.

      The Company’s debt instruments contain a number of affirmative, negative, and financial covenants, which limit the ability of the Company to, among other things, incur debt, incur liens, make investments, make dividend or other distributions or enter into a merger or consolidation transaction. As of December 31, 2003, the Company was in compliance with the terms of its various long-term debt covenants. There can be no assurance, however, that the Company will be able to comply with its debt covenants in the future or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants on commercially reasonable terms, if at all. On March 30, 2004, the Company obtained the consent of its lenders under the Credit Facility to deliver its financial statements for the year ended December 31, 2003 on or before April 15, 2004.

      The Company will need to use a large portion of its future earnings to pay principal and interest on its substantial debt obligations, which will reduce the amount of money available for use in its operations, capital reinvestment, or for responding to potential business opportunities as they arise. The ability of the Company to generate the cash necessary to service its debt is subject to a number of external factors beyond its control, and there can be no assurance that the Company will be able to generate sufficient cash through its operations to enable it to meet its obligations. If the Company does not generate enough cash to enable it to meet its debt obligations, it may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its debt or seeking additional equity capital. There can be no assurance that any of these actions could be effected on commercially reasonable terms, if at all, and the terms of existing or future indebtedness may restrict the Company from adopting any of these alternatives.

      Any failure of the Company to comply with the covenants contained in its debt instruments, if not waived, or to adequately service its debt obligations, could result in a default under its debt instruments. If a default occurs under any of the Company’s debt instruments, the lenders thereunder may elect to declare all borrowings outstanding, together with interest and other fees, to be immediately due and payable. Borrowings under the Company’s credit facility are collateralized with substantially all of the assets of the Company and certain of its subsidiaries. If the Company were unable to repay any borrowing under its credit facility when due, the lenders thereunder would have the right to proceed against the collateral granted to them to secure the debt. Any default under the Company’s debt instruments, particularly any default that resulted in acceleration of indebtedness or foreclosure on collateral, would have a material adverse effect on the Company.

Increases in Fuel Prices

      Fuel is a major expense incident to the transportation of automotive vehicles, and the cost and availability of fuel are subject to economic and political factors and events, which the Company can neither control nor accurately predict. The Company attempts to minimize the effect of fuel price fluctuations by periodically purchasing fuel in advance, but there can be no assurance that such activity will effectively manage the Company’s exposure. In addition, the Company has negotiated fuel surcharges with customers who comprise approximately 59% of the Company’s 2003 revenues, which enables it to pass on fuel costs to such customers. Nevertheless, the Company’s remaining revenues are generated from customers which are not contractually required to provide Allied a fuel surcharge, and there can be no assurance that the Company will be able to continue to impose fuel surcharges on these or any of its customers. In addition, the customer fuel surcharges typically reset at the beginning of each quarter based on the fuel prices from the previous quarter. Therefore, there is typically a one-quarter lag between the time fuel prices change and the adjustment to the fuel surcharge. Higher fuel prices resulting from fuel shortages or other factors could materially and adversely affect the Company if the Company is unable to pass on the full amount of fuel price increases to its customers through fuel surcharges or higher rates. In addition, higher fuel prices, even if passed on to customers, or a shortage of supply, could have a detrimental effect on the automotive transportation industry and the business of the Company in general.

Labor Matters

      There can be no assurance that the Company will be able to negotiate new union contracts as the current contracts expire or that such contracts will be on terms acceptable to the Company or result in increased labor costs to the Company or work stoppages, which could have a material adverse effect on the Company.

Dependence on Automotive Industry

      The automotive transportation industry is dependent upon the volume of new automobiles, SUVs, and light trucks manufactured, imported and sold. The automotive industry is highly cyclical, and the demand for new automobiles, SUVs, and light trucks is directly affected by such external factors as general economic conditions in the United States, unemployment, consumer confidence, federal policies, continuing activities of war, terrorist activities, and the availability of affordable new car financing. As a result, the Company’s results of operations are adversely affected by cyclical downturns in the general economy or in the automotive industry and by consumer preferences in purchasing new automobiles, SUVs, and light trucks. A significant decline in the volume of automobiles, SUVs, and light trucks manufactured as well as sold in North America could have a material adverse effect on the Company.

Self Insurance Claims

      An increase in the number or severity of accidents, stolen equipment, worker injuries or other loss events over those anticipated could have a materially adverse effect on the Company’s profitability and liquidity as the Company is self-insured for a significant portion of its risks. In addition, the insurance market is contracting and it is becoming increasingly more difficult to obtain insurance coverage. While the Company currently has insurance coverage, there can be no more assurance that the Company will be able to obtain insurance coverage in the future or obtain coverage at competitive premium rates.

      Prior to January 1, 2004, Allied had a $1.0 million inneraggregate limit for losses from $1.0 to $2.0 million, and an additional $4.0 million aggregate limit for losses from $2.0 to $5.0 million. Effective January 1, 2004, Allied retains up to $1.0 million liability for automobile claims with no aggregate and a $7.0 million aggregate deductible for claims that exceed $1.0 million, but are less than $5.0 million per occurrence.

Restrictions on Cash and Investments

      The Company uses restricted cash and investments to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. These assets are not available for the operations of the Company.

Dependence on Major Customers

      Allied Automotive Group’s business is highly dependent upon General Motors, Ford, DaimlerChrysler, Toyota and Honda, its largest customers. The Company operates under written contracts with General Motors, UPS Autogistics, Inc. on behalf of Ford, DaimlerChrysler, Toyota and Honda. The contract with General Motors expires in March 2006, Ford expires in September 2005 for ramp locations and December 2005 for plant locations, DaimlerChrysler expires January 2005, Toyota expires November 2004, and Honda expires March 2005. The contracts with UPS Autogistics, DaimlerChrysler and Toyota can be terminated by location for any reason or no reason based on 60 to 150 days’ notice. The contract with General Motors can be terminated by location for failure to comply with service and quality standards set forth in the contract. The Company has 30 days to cure any such noncompliance by location and General Motors may terminate by location on 60 days notice following a failure to cure.

      Although Allied Automotive Group believes that its relationships with these customers is mutually satisfactory, there can be no assurance that these relationships will not be terminated in whole or in part in the future. Furthermore, automotive manufacturers are relying increasingly on fourth party logistics companies and re-engineering vehicle delivery practices, which could result in a reduction of services provided by the

Company for some or all of its major customers. A significant reduction in the production levels, plant closings, or the imposition of vendor price reductions by these manufacturers, or the loss of General Motors, UPS Autogistics, DaimlerChrysler, Toyota or Honda as a customer, or a significant reduction in the services provided for any of these customers by Allied Automotive Group would have a material adverse effect upon the Company. General Motors, DaimlerChrysler, and Ford, in particular, have publicly announced plans to significantly reduce vendor costs including those costs associated with logistics services. The contract with General Motors that was effective March 2004, includes reductions in the Company’s rates for transportation services.

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

      Performance Logistics Group, Inc., which owns two competitors of Allied Automotive Group, Inc., E & L Transport Company and Hadley Auto Transport, recently announced it has agreed to acquire Leaseway Auto Carrier Group, another competitor of Allied Automotive Group. Performance Logistics Group, Inc. has indicated that upon consummation of the acquisition, the combined entities will be the second largest provider of vehicle transport services in North America with annual revenues of approximately $350 million. The parties also announced that the acquisition is subject to regulatory approvals and satisfactory or customary closing conditions.

      There has been an increase in the number of carhaul companies that utilize non-union labor, and the market share represented by such companies has increased. Carhaul companies that utilize non-union labor operate at a significant cost advantage as compared to Allied Automotive Group and other union carhaul companies. The cost advantage is primarily a result of lower benefit and pension costs. Non-union competitors also operate without work rules that apply to Allied Automotive Group and other union companies. Non-union companies may be able to provide delivery services at a cost to customers that are less than the cost of Allied Automotive Group’s services. Railroads, which specialize in long-haul transportation, may be able to provide delivery services at a cost to customers that is less than the long-haul delivery cost of Allied Automotive Group’s services.

Foreign Operations

      Although the majority of the Company’s operations are in the United States, the Company derives a portion of its revenues and earnings from operations in foreign countries, primarily Canada. The risks of doing business in foreign countries include potential adverse changes in the political policies of foreign governments and diplomatic relations of foreign countries with the United States, hostility from local populations, adverse effects of currency exchange controls, deterioration of foreign economic conditions, currency rate fluctuations, foreign exchange restrictions and changes in taxation structure. Due to the foregoing risks, any of which, if realized, could have a material adverse effect on the Company, the Company believes that its business activities outside of the United States involve a higher degree of risk than its domestic activities.

Dependence on Key Personnel

      The success of the Company is dependent upon its senior management team, as well as its ability to attract and retain qualified personnel. The Company’s credit facility provides that the facility may be terminated in the event Hugh E. Sawyer ceases to be involved in the day-to-day operation of the Company, unless a successor reasonably acceptable to the lenders is appointed within 90 days of his cessation of involvement with the Company. The Company recently announced that David A. Rawden was appointed Executive Vice President and Chief Financial Officer, replacing Daniel H. Popky. Mr. Popky served as Chief Financial Officer since November 1998. There is no assurance that the Company will be able to retain its existing senior management or to attract additional qualified personnel.

13.	Industry Overview

      The following table summarizes historic new vehicle production and sales in the United States and Canada, the primary sources of the Company’s revenues:

			2003		2002
			vs.		vs.
			2002		2001
	2003	2002	Change	2001	Change

New Vehicle Production (in millions of units)
United States:
Big Three*	8.9	9.3	(4.3)%	8.7	6.9%
Other	2.9	2.7	7.4%	2.5	8.0%

Total	11.8	12.0	(1.7)%	11.2	7.1%

Canada:
Big Three*	1.8	2.0	(10.0)%	1.9	5.3%
Other	0.7	0.6	16.7%	0.6	0.0%

Total	2.5	2.6	(3.8)%	2.5	4.0%

New Vehicle Sales (in millions of units)
United States:
Big Three*	10.8	11.1	(2.7)%	11.6	(4.3)%
Import	2.7	2.7	0.0%	2.5	8.0%
Transplant	3.2	3.0	6.7%	3.0	0.0%

Total	16.7	16.8	(0.6)%	17.1	(1.8)%

Canada:
Big Three*	1.0	1.3	(23.1)%	1.1	18.2%
Other	0.6	0.4	50.0%	0.5	(20.0)%

Total	1.6	1.7	(5.9)%	1.6	6.25%

*	Represents General Motors Corporation, Ford Motor Company and DaimlerChrysler Corporation.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains, and from time to time the Company and its officers, directors, or employees may make other forward-looking statements, including statements regarding, among other items, (i) the Company’s strategy, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company’s management information systems, (iv) the

Company’s remanufacturing program, (v) the Company’s efforts to reduce costs, (vi) the adequacy of the Company’s sources of cash to finance its current and future operations and (vii) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “seek,” “expect,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from historical results or results expressed or implied by such forward-looking statements are the following: the ability of the Company to comply with the terms of its current debt agreements and customer contracts; economic recessions or downturns in new vehicle production or sales; war in the Middle East; increases in the cost and availability of fuel; the highly competitive nature of the automotive distribution industry; dependence on the automotive industry and recent initiatives of customers to reduce vendor costs; loss or reduction of revenues generated by the Company’s major customers or the loss of any such customers; the variability of OEM production and seasonality of the automotive distribution industry; the Company’s highly leveraged financial position; the ability of the Company to obtain financing in the future; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; increased frequency and severity of work related accidents and workers’ compensation claims; availability of appropriate insurance coverages; changes in regulatory requirements which are applicable to the Company’s business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; risks associated with doing business in foreign countries; and other risk factors set forth from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to, this Annual Report on Form 10-K. Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Annual Report or in any statement referencing the risk factors and other cautionary statements set forth in this Annual Report.

Item 2.	Properties

      The Company’s executive offices are located in Decatur, Georgia, a suburb of Atlanta. The Company leases approximately 92,000 square feet of space for its executive offices, which the Company believes is sufficient to permit the Company to conduct its operations. The Company has subleased approximately 7,700 square feet of this space for varying terms. Allied Automotive Group operates from 83 terminals throughout the United States and Canada, which are located at or near manufacturing plants, ports, and railway terminals. Allied Automotive Group currently owns 21 of its terminals and leases the remainder of its facilities. Most of the leased facilities are leased on a year to year basis from railroads at rents that are not individually material to the Company. In addition, Axis Group, Inc. operates from 40 terminals.

      During the 1990’s, changes in governmental regulations have gradually permitted the lengthening of Rigs from 55 to 75 feet. Allied Automotive Group has worked closely with manufacturers to develop specialized equipment to meet the specific needs of its customers. Allied Automotive Group’s Rigs are substantially maintained at 43 Allied garages located throughout the United States and Canada by approximately 520 Allied maintenance personnel, including supervisors. These shops are located in 21 facilities owned by Allied Automotive Group and 22 facilities leased by Allied Automotive Group. Rigs are scheduled for regular preventive maintenance inspections. Each shop is equipped to handle repairs resulting from inspection or driver write up, including repairs to electrical systems, air conditioners, suspension, hydraulic systems, cooling systems, and minor engine repairs. Major engine overhaul and engine replacement are performed by outside vendors. The trend has been to use engine suppliers’ outlets for engine repairs due to the long-term warranties obtained by Allied Automotive Group.

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

      Since its last annual filing, Allied has settled all outstanding litigation with Ryder System, Inc., which litigation and settlement was previously disclosed in the Company’s Form 10-Q for the quarter ended September 30, 2003. See Note (17)(b) of the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

      The following table sets forth certain information regarding the executive officers of the Company and certain of its subsidiaries:

Name	Age	Title

Robert J. Rutland	62	Chairman and Director
Hugh E. Sawyer	50	President, Chief Executive Officer, and Director
Guy W. Rutland, IV	40	Senior Vice President and Director
Thomas M. Duffy	43	Executive Vice President, General Counsel and Secretary
David A. Rawden	46	Executive Vice President and Chief Financial Officer
Robert Chambers	56	President of Axis Group, Inc.

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

      Guy W. Rutland IV has been Senior Vice President since July 2001. Mr. Rutland was Executive Vice President and Chief Operating Officer of Allied Automotive Group from February 2001 to July 2001. Mr. Rutland was Senior Vice President — Operations of Allied Automotive Group from November 1997 to February 2001. Mr. Rutland was Vice President — Reengineering Core Team of Allied Automotive Group from November 1996 to November 1997. From January 1996 to November 1996, Mr. Rutland was Assistant Vice President of the Central and Southeast Region of Operations for Allied Systems, Ltd. From March 1995 to January 1996, Mr. Rutland was Assistant Vice President of the Central Division of Operations for Allied Systems, Ltd. From June 1994 to March 1995, Mr. Rutland was Assistant Vice President of the Eastern Division of Operations for Allied Systems, Ltd. From 1993 to June 1994 Mr. Rutland was assigned to special projects with an assignment in Industrial Relations/ Labor Department and from 1988 to 1993, Mr. Rutland was Director of Performance Management.

      Mr. Duffy has been Executive Vice President, General Counsel and Secretary of the Company since February 2004, was Senior Vice President, General Counsel and Secretary of the Company from November 2000 until February 2004, and was Vice President, General Counsel and Secretary from June 1998 until November 2000. From May 1997 to June 1998, Mr. Duffy was a partner with the law firm of Troutman Sanders LLP. Prior to May 1997, Mr. Duffy was a partner with the law firm of Peterson Dillard Young Asselin & Powell LLP.

      Mr. Rawden has been Executive Vice President and Chief Financial Officer since February 2004 and was Senior Vice President, Business Process Engineering of the Company from March 2002 until February 2004. Mr. Rawden previously served as a Principal with Jay Alix & Associates in their Turnaround and Crisis Management business unit from November 1990 to March 2002. Mr. Rawden has over eleven years experience in successful turnarounds in a wide variety of industries.

      Mr. Chambers has been President of Axis Group, Inc. since October 2003 and was President of certain subsidiaries of Axis Group from February 2000 until October 2003. Mr. Chambers was the owner of CT Group, Inc., CT Services, Inc. and Cordin Transportation, Inc. prior to the acquisition of such companies by Axis Group in February 2000.

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

	Year Ended December 31,

	2003		2002

Period:	High	Low	High	Low

First Quarter	$3.75	$3.12	$5.20	$2.10
Second Quarter	$3.50	$3.00	$5.78	$4.55
Third Quarter	$3.73	$3.27	$4.85	$2.50
Fourth Quarter	$5.00	$3.50	$3.70	$2.46

      As of March 19, 2004, there were approximately 2,500 holders of record of the Company’s common stock. The Company has paid no cash dividends in the last two years.

      The Company is a party to a credit facility with a syndicate of lenders, as well as certain 8 5/8% Senior Notes maturing in 2007, each of which contains covenants restricting the payment of dividends on the Company’s common stock. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.

      Equity Compensation Plan Information:

	Number of Securities to be		Number of Securities
	Issued Upon Exercise of	Weighted-Average	Remaining Available for Future
	Outstanding Options,	Exercise Price of	Issuance Under Equity
Plan Category	Warrants and Rights	Outstanding Options	Compensation Plans

Equity compensation plans approved by security holders(1)	1,709,967	$3.65	486,705 (2)
Equity compensation plans not approved by security holders(3)	—	—	25,250

Total	1,709,967	$3.65	511,955

(1)	Consists of the Company’s 1993 Long-Term Incentive Plan as adopted in 1993, amended in 2000, amended and restated in 2001, amended in 2002, and amended and restated in 2004. For a description of the Company’s equity compensation plan, see note 18 of the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Includes the Company’s Employee Stock Purchase Plan, which has 363,126 shares available for future issuance.

(3)	Consists of the Company’s 2003 Stock Issuance Plan, which was implemented in connection with certain mandated unpaid furloughs to be taken by employees in 2003. The Company granted to each of its full time salaried employees in the United States, and agreed to grant to each of its full time salaried employees in Canada, who were employed as of June 30, 2003 (other than employees at the level of Senior Vice President or above or employees subject to a collective bargaining agreement or otherwise represented by any labor union), 250 shares of Common Stock of the Company. The shares granted to the U.S. employees vest one year from the date of grant and may not be sold or otherwise transferred prior to such date. Canadian participants have the right to receive the shares one year from the date of a stock agreement that provide for the terms and conditions related to the issuance of the shares. A total of 225,000 shares of Common Stock (subject to adjustment under certain circumstances) are available for issuance under the Plan. If a “Change in Control” occurs as determined under the Plan prior to the termination of employment of the participant with the Company, (i) all restrictions on the shares of restricted stock immediately lapse and all such shares immediately vest in the U.S. participant, and (ii) all rights under the 2003 Stock Agreement shall automatically be exchanged for shares of Common Stock, and such shares shall be immediately issuable to the Canadian participant. The Plan terminates immediately upon the issuance of restricted shares of Company Common Stock to each U.S. participant and issuance of shares of Company Common Stock to each Canadian participant, and in any event no later than December 31, 2004.

Item 6.	Selected Consolidated Financial Data

      The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto.

	Year Ended December 31,
	(In thousands except per share amounts)

	2003	2002	2001	2000	1999

Selected Statement of Operations Data:
Revenues	$865,463	$898,060	$896,767	$1,069,154	$1,081,309

Operating expenses:
Salaries, wages and fringe benefits	469,540	483,545	515,916	584,527	585,380
Operating supplies and expenses	138,512	138,542	149,111	189,136	185,541
Purchased transportation	99,604	99,109	97,756	104,545	103,967
Insurance and claims	38,168	43,500	50,837	47,736	48,252
Operating taxes and licenses	30,376	33,583	33,262	39,389	41,288
Depreciation and amortization	45,556	54,880	60,358	60,884	58,019
Rents	6,090	6,342	6,813	8,570	8,974
Communications and utilities	7,138	6,419	7,022	7,333	9,060
Other operating expenses	10,671	10,384	16,126	13,636	10,321
Loss (gain) on sale of operating assets	1,325	748	(2,725)	1,340	628

Total operating expenses	846,980	877,052	934,476	1,057,096	1,051,430

Operating income (loss)	18,483	21,008	(37,709)	12,058	29,879

Other income (expense):
Equity in earnings (loss) of joint ventures, net of tax	0	0	4,072	5,066	1,733
Gain on sale of joint ventures	0	0	16,230	0	0
Writedown of joint venture	0	0	(10,042)	0	0
Interest expense	(29,138)	(30,627)	(37,574)	(33,813)	(32,001)
Investment income	3,172	2,463	3,874	5,509	2,112
Foreign exchange gain (loss)	3,169	108	(829)	(190)	4
Gain on early extinguishment of debt	0	2,750	0	0	0
Other, net	1,976	(265)	1,189	0	0

	(20,821)	(25,571)	(23,080)	(23,428)	(28,152)

(Loss) income before income taxes and cumulative effect of change in accounting principle	(2,338)	(4,563)	(60,789)	(11,370)	1,727
Income tax benefit (provision)	(6,266)	1,129	21,293	5,069	(178)

(Loss) income before cumulative effect of change in accounting principle	(8,604)	(3,434)	(39,496)	(6,301)	1,549
Cumulative effect of change in accounting principle, net of tax	0	(4,092)	0	0	0

Net (loss) income	$(8,604)	$(7,526)	$(39,496)	$(6,301)	$1,549

Net (loss) income per share — basic	$(1.02)	$(0.91)	$(4.86)	$(0.79)	$0.20
Net (loss) income per share — diluted	$(1.02)	$(0.91)	$(4.86)	$(0.79)	$0.20

	Year Ended December 31,
	(In thousands except per share amounts)

	2003	2002	2001	2000	1999

Weighted average common shares outstanding — basic	8,475	8,301	8,128	7,946	7,810
Weighted average common shares outstanding — diluted	8,475	8,301	8,128	7,946	7,851
Selected Balance Sheet Data:
Total assets(1)	455,735	465,983	537,104	610,539	649,920
Long-term debt & capital lease obligations, including current portion of long-term debt	246,500	223,840	289,158	324,985	330,286
Stockholders’ equity	8,814	10,314	17,997	59,141	66,914

(1)	The 2002 and 2001 amounts have been restated, see Note (3) in the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

      The Company, through its subsidiaries, generates revenues by providing services to the automotive industry. Allied Automotive Group is the largest motor carrier in North America specializing in the transportation of new and pre-owned automobiles, light trucks and SUVs for all of the major domestic and foreign automotive manufacturers. During 2003, the Company has faced challenges from lower automobile production levels and higher fuel prices; however, the Company has continued to reduce its loss before income taxes and cumulative effect of change in accounting principle by executing internal initiatives related to driver productivity, reduced costs, and risk management performance. In addition, the Company has reduced significant risk factors by amending its senior secured credit facility, renewing contracts with four major customers, and renegotiating agreements with the Teamsters in the United States and Canada.

Results of Operations

      The following table sets forth the percentage relationship of expense items to revenues for the periods indicated:

	Year Ended December 31,

	2003	2002	2001

Revenues	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and fringe benefits	54.3	53.9	57.5
Operating supplies and expenses	16.0	15.5	16.6
Purchased transportation	11.5	11.0	10.9
Insurance and claims	4.4	4.9	5.7
Operating taxes and licenses	3.5	3.7	3.7
Depreciation and amortization	5.3	6.1	6.7
Rents	0.7	0.7	0.8
Communications and utilities	0.8	0.7	0.8
Other operating expenses	1.2	1.1	1.8
Loss (gain) on disposal of operating assets	0.2	0.1	(0.3)

Total operating expenses	97.9	97.7	104.2

Operating (loss) income	2.1	2.3	(4.2)

	Year Ended December 31,

	2003	2002	2001

Other income (expense):
Equity in earnings of joint ventures, net of tax	0.0	0.0	0.5
Gain on sale of joint ventures	0.0	0.0	1.8
Writedown of joint venture	0.0	0.0	(1.1)
Interest expense	(3.4)	(3.4)	(4.2)
Investment income	0.4	0.3	0.4
Foreign exchange gain (loss)	0.4	0.0	0.0
Gain on early extinguishment of debt	0.0	0.3	0.0
Other, net	0.2	(0.0)	0.0

	(2.4)	(2.8)	(2.6)

Loss before income taxes and cumulative effect of change in accounting principle	(0.3)	(0.5)	(6.8)

Income tax benefit (provision)	(0.7)	0.1	2.4

Loss before cumulative effect of change in accounting principle	(1.0)	(0.4)	(4.4)
Cumulative effect of change in accounting principle, net of tax	0.0	(0.4)	0.0

Net (loss) income	(1.0)%	(0.8)%	(4.4)%

2003 Compared to 2002

      Revenues were $865.5 million in 2003 versus revenues of $898.1 million in 2002, a decrease of $32.6 million or 3.6%. The Company recorded a net loss of $8.6 million in 2003 compared to a net loss of $7.5 million in 2002. Basic and diluted loss per share for 2003 was $1.02, versus basic and diluted loss per share of $0.91 in 2002.

      The decrease in revenues was due primarily to a decline in the number of vehicles delivered. Total vehicle deliveries declined by 6.3% in 2003 versus 2002 and new vehicle production by the automotive manufacturers in the United States and Canada declined 2.1%. The delivery decrease was greater than the production decline due to the Company’s decision to exit non-performing business. In the fourth quarter of 2002, the Company stopped hauling vehicles for Nissan in the United States. In 2003, the Company ceased delivering all of its General Motors traffic at Jessup, Maryland and certain of its General Motors traffic at Spring Hill, Tennessee, each of which had historically generated losses. Historically, annual revenue for the two locations was $16.6 million. The decrease in volume was partially offset by an increase in revenue per vehicle delivered. Revenue per vehicle delivered increased from $91.75 in 2002 to $94.37 in 2003, a 2.9% increase. In the United States, the increase in revenue per vehicle delivered is primarily due to ancillary revenue related to model changeovers and new product launches which causes an increase in revenue without a corresponding increase in the number of vehicles delivered. In addition, the Company obtained rate increases during 2003. In Canada, revenue per vehicle delivered increased primarily due to the higher Canadian dollar exchange rates.

      The net loss for 2003 included a $6.8 million non-cash charge to record a valuation allowance against its net deferred tax assets due to net losses in 2003 and prior years based on management’s conclusion that it is not “more likely than not” that the deferred tax assets will be recovered and a $2.0 million pre-tax gain from the settlement of litigation with Ryder System. The net loss for 2002 included a $2.8 million pre-tax gain on the early extinguishment of the Company’s subordinated notes and a $4.1 million after-tax charge ($5.2 million pre-tax) related to the impairment of goodwill at the Company’s Axis Group subsidiary.

      During 2003, the Company amended its Senior Credit Facility to extend the maturity, increase liquidity, and adjust financial covenants. See an additional discussion of the terms and conditions of the amendment to the Senior Credit Facility under the caption “Financial Condition, Liquidity and Capital Resources” of this section.

      The following is a discussion of material changes in the Company’s major expense categories:

      Salaries, wages, and fringe benefits increased from 53.9% of revenues in 2002 to 54.3% of revenues in 2003. This increase is primarily due to wage, health, welfare, and pension cost increases in the prior Teamster agreements which expired during 2003 and health, welfare, and pension cost increases in the new Teamster agreements signed in 2003. The increase is partially offset by the Company’s internal initiatives to improve driver productivity and reduce worker injuries.

      During the second quarter of 2003, the Company began operating under a new five-year agreement with the Teamsters in the United States. The agreement was effective on June 1, 2003 and expires May 31, 2008. The new agreement with the Teamsters in the United States covers approximately 80% of the Company’s U.S. employees. Economic provisions of the new agreement include a wage freeze for the first two years of the agreement and wage increases of approximately 2.0% on June 1, 2005, 2.0% on June 1, 2006, and an additional 2.5% on June 1, 2007. The agreement provides for increases in health, welfare and pension contributions by the Company during each year of the agreement. The economic provisions of the contract are anticipated to increase the Company’s U.S. Teamster labor costs approximately 1.1% in year one of the agreement, 1.3% in year two, 2.5% in year three, 2.5% in year four, and 3.0% in year five of the agreement.

      During March 2003, the Company renegotiated a contract that expired October 31, 2002 with the Teamsters Union in Eastern Canada. The employees governed by this contract, which expires October 31, 2005, represent approximately 70% of the Company’s total bargaining unit employees in Canada. The employees in Eastern Canada agreed to a three-year contract with a wage freeze in the first two years and a 2.5% increase in the third year. Health and welfare costs were frozen for the entire three-year agreement and there were pension increases each year of the new contract. The additional pension contributions will increase the Company’s Canadian Teamster labor costs approximately 0.2% in year one of the agreement and approximately 0.6% in year two of the agreement. The wage and pension increases in year three of the agreement will increase costs approximately 3.2%.

      Operating supplies and expenses increased from 15.5% of revenues in 2002 to 16.0% of revenues in 2003. The increase is primarily due to higher fuel prices in 2003. Fuel costs were $5.7 million higher in 2003 than in 2002. The Company has negotiated fuel surcharges with customers who comprise approximately 59% of the Company’s 2003 revenues. The surcharges allow the Company to pass fuel price increases to the customers; however, there can be up to a one quarter lag between the time that fuel prices change and the adjustment to the fuel surcharge.

      Purchased transportation increased from 11.0% of revenues in 2002 to 11.5% of revenues in 2003. The increase in 2003 over 2002 was due primarily to a continued shift in the mix of owner-operators versus company drivers and an increase in business at locations where owner-operators are utilized for vehicle deliveries. All costs for owner operators are included in purchased transportation expense.

      Insurance and claims expense decreased from 4.9% of revenues in 2002 to 4.4% of revenues in 2003. The decrease was primarily a result of lower cargo claims experienced on shipped vehicles, resulting from the Company’s initiative to reduce claims partially offset by an increase in auto liability claims costs. The number of vehicles delivered damage free increased from 99.56% in 2002 to 99.70% in 2003. The Company is aggressively managing these costs as part of its on-going turnaround initiatives. In addition, the claims review process was re-engineered to review cargo claims reported and deny claims that are not in compliance with the Company’s documentation guidelines.

      Operating taxes and licenses expense decreased from 3.7% of revenues in 2002 to 3.5% of revenues in 2003. The decrease is primarily due to a reduction in the number of Rigs in service and the miles driven which decreased license, registration, and fuel tax costs. Real estate and personal property taxes decreased due to the disposal of non-performing assets in 2002.

      Depreciation and amortization expense decreased from 6.1% of revenues in 2002 to 5.3% of revenues in 2003. The decrease is primarily due to lower capital spending in 2002 and 2003 resulting in depreciation runoff as assets become fully depreciated. The Company has instituted a Rig manufacturing program to remanufacture existing owned Rigs rather than purchasing new Rigs. Remanufacturing existing Rigs requires less capital spending than purchasing new Rigs. The first phase of the program began in 2002 and is expected to continue through 2004. As of December 31, 2003 approximately 570 Rigs have been remanufactured and approximately 630 engines have been replaced in tractors. During 2002, the Company recorded a charge of $2.1 million to accelerate the depreciation on Rigs that were not considered viable candidates for remanufacture and were idled for disposal.

      Interest expense decreased from $30.6 million in 2002 to $29.1 million in 2003 due to a reduction in overall interest rates effective with the amendment of the Credit Facility in September 2003 and a reduction in total borrowings.

      Foreign exchange gain increased from $0.1 million in 2002 to $3.2 million in 2003. The increase was due to favorable exchange rate changes related to the Company’s Canadian subsidiary. In 2002, the Canadian dollar increased by 22% compared to the U.S. dollar.

      Other income (loss) increased from a loss of $0.3 million in 2002 to a gain of $2.0 million in 2003. In 2003, the Company recorded $2.0 million in income related to a settlement agreement with Ryder System, Inc.

2002 Compared to 2001

      Revenues were $898.1 million in 2002 versus revenues of $896.8 in 2001, an increase of $1.3 million, or 0.1%. The Company recorded a net loss of $7.5 million in 2002 compared to a net loss of $39.5 million in 2001, an improvement of $32.0 million, or 81.0%. Basic and diluted loss per share for 2002 was $0.91, versus basic and diluted loss per share of $4.86 in 2001.

      The increase in revenues was primarily the result of the price increase implemented in the fall of 2001, which was partially offset by a decline in the number of vehicles delivered. Revenue per vehicle delivered increased from $90.14 in 2001 to $91.75 in 2002, a 1.8% increase. Total vehicle deliveries declined by 2.5% in 2002 versus 2001 while new vehicle production in the United States and Canada increased 6.6%. Allied Automotive Group vehicle deliveries declined versus an increase in production primarily due to the closing of unprofitable terminal locations by the Company in 2001 and in 2002, combined with a drop in market share. During the fourth quarter of 2002, Allied Automotive Group reached a strategic decision to exit substantially all business with Nissan in the United States. Allied Automotive Group’s Nissan business in the United States generated approximately $20.0 million in revenues during 2002. Allied Automotive Group confirmed that Nissan would have required rate reductions in 2003 and Allied Automotive Group was not prepared to grant price concessions. These declines were offset by organic growth within the Allied Automotive Group as a result of aggressively pursuing profitable business in those locations considered to optimize its network of terminals and fleet operations.

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

      The following is a discussion of the changes in the Company’s major expense categories:

      Salaries, wages and fringe benefits decreased from 57.5% of revenues in 2001 to 53.9% of revenues in 2002. The decrease was due primarily to continued productivity and efficiency improvements implemented as part of the Company’s turnaround initiatives. These productivity and efficiency improvements included a better day-to-day management of the Company’s labor needs for drivers. The Master Agreement with the IBT allows for temporary layoffs of the driver workforce based on driver requirements. The Company incurred $9.2 million of workforce reduction expenses in 2001 compared to $2.3 million of such expenses in 2002. In addition, the impact of the Company’s turnaround initiative related to workforce reductions decreased in 2002 as compared to 2001.

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

      Interest expense decreased from 4.2% of revenues in 2001 to 3.4% of revenues in 2002. The decrease was due to higher debt levels and effective interest rates in 2001 versus 2002, as well as the incurrence in 2001 of additional costs related to the amendment of the Company’s revolving credit facility and its senior subordinated notes.

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

      The adoption of SFAS No. 145 required the after-tax gain of $1.7 million on the early extinguishment of debt the Company recorded during the first quarter of 2002 to be reclassified from an extraordinary item, net of tax, to other income of $2.8 million, before tax.

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

      The Company uses restricted cash and cash equivalents and restricted investments to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. These collateral assets are not available for the operations of the Company. The Company has reclassified certain items and restated its consolidated balance sheet for the year ended December 31, 2002, and its consolidated statements of cash flows for the years ended December 31, 2002 and 2001 and will reclassify and restate its statements of cash flows for the first three quarters of 2003 in order to more clearly present its financial position and comply with generally accepted accounting principles.

      The Company reclassified cash and cash equivalents and investments held to collateralize letters of credit required by third party insurance companies for insurance claims. The Company reclassified these assets as restricted cash and cash equivalents and restricted investments and designated a portion as long term as of December 31, 2002. The Company previously disclosed in the footnotes to its financial statements that these cash and cash equivalents and investments are not available for operations of the Company. In addition, the Company reclassified its revolving line of credit at December 31, 2003 from long-term debt to current liabilities as well as reclassified certain pension assets and obligations from current to long-term. At December 31, 2003, the Company also reduced both deferred tax assets and liabilities to be consistent with current year presentation. During 2003, certain reclassifications were also made to the Company’s consolidated cash flow statements for the years ended December 31, 2002 and 2001. These restatements had no impact on the Company’s results of operations or loss per share for the years ended December 31, 2003, 2002 or 2001. In addition, these reclassifications did not affect the Company’s availability under its revolving line of credit or compliance with the financial covenant provisions of its loan facilities during 2003, 2002 or 2001, the Company’s earnings trends over the past two years, or management’s compensation. See Note (3) in Notes to Consolidated Financial Statements.

      Net cash provided by operating activities totaled $35.4 million for 2003, versus $54.4 million for 2002, a decrease of $19.0 million. This change is primarily due to a decrease in cash flows generated from operating assets and liabilities of $12.2 million resulting from additions to working capital including reductions in insurance and claims liabilities of $7.6 million. In addition, the decrease was partially attributable to the decrease in operating income of $2.5 million in 2003 compared to 2002.

      The Company entered into a new contract with General Motors, effective March 2004, that includes reductions in the Company’s rates for transportation services. Allied estimates that the impact to operating income in 2004 as a result of the terms and conditions of the new agreement will be a potential reduction in a range of $3 million to $4 million.

      Net cash used in investing activities totaled $38.4 million in 2003, versus net cash used in investing activities of $2.1 million for 2002. The change is due primarily to a net increase of $20.6 million in restricted cash and cash equivalents and investments, primarily resulting from a change in primary insurance carriers which resulted in increased collateral requirements. In addition, the Company received $3.0 million for the sale of the Company’s joint venture in Brazil in 2002 and receipts of $2.6 million in 2002 related to the termination of certain split dollar life insurance arrangements between the Company and certain of its former executives, officers, and directors. Cash received from the sale of property and equipment decreased from $4.7 million in 2002 to $0.7 million in 2003, which is due primarily to the sale of excess real estate and non-performing assets in 2002.

      Net cash used in financing activities totaled $5.6 million in 2003, versus $48.0 million in 2002. During 2003 long-term debt was reduced by $3.0 million, compared to $39.0 million in 2002. The decrease in debt reduction in 2003 was due to reduced operating cash flows, increased working capital requirements, lower cash proceeds from asset sales, and an increase in funding requirements of the Company’s captive insurance company.

      On February 25, 2002, the Company entered into a new credit facility which included four term loans (the “Term Loans”) totaling $82.75 million and a $120 million revolving credit facility. Proceeds from the Term Loans were used to repurchase $40 million of senior subordinated notes for $37.25 million. In conjunction with the extinguishment of these senior subordinated notes, the Company recognized a pre-tax gain of $2.75 million during 2002.

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

      The interest rate for the Revolver is based upon the prime rate plus 1.5%, or LIBOR plus 4.5%, at management’s discretion, with a minimum interest rate of 6.5%. The Credit Facility, as amended, provides that the New Term Loan bear interest between 8.5% and 11.5% to be determined solely on the Company’s leverage as defined in the agreement. At December 31, 2003, the interest rates on the Revolver and the New Term Loan were 6.5% and 8.5%, respectively. Prior to the amendment, the interest rate on the Term Loans was based solely on a spread over the prime rate. Annual commitment fees are due on the undrawn portion of the commitment.

      The amount available under the $90 million Revolver may be reduced based on a calculation of Revolver collateral. At December 31, 2003, $80.8 million Revolver collateral, which includes portions of the Company’s trade receivables and eligible fleet, was available. Approximately $29.3 million of the Revolver was committed under letters of credit primarily related to the settlement of insurance claims. At December 31, 2003 $0 loans were outstanding. Accordingly, the Company had approximately $51.5 million available under the Revolver as of December 31, 2003.

      Future maturities of long-term debt are as follows at December 31, 2003 (in thousands):

2004	$16,374
2005	13,500
2006	13,500
2007	203,126

$246,500

      The Credit Facility agreement sets forth a number of affirmative, negative and financial covenants binding on the Company. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization and also includes leverage and fixed charge coverage ratios. On March 30, 2004, the Company obtained the consent of its lenders under the Credit Facility to deliver its financial statements for the year ended December 31, 2003 on or before April 15, 2004.

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

      In addition to its debt obligations, the Company leases equipment, office space, computer equipment, and certain terminal facilities under noncancelable operating lease agreements, which expire in various years through 2007, and leases certain terminal facilities under month-to-month leases. The Company’s minimal rental commitments are included in a table under the Contractual Obligations section below.

Disclosures About Market Risks

      The market risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in investment prices, interest rates, fuel prices, and foreign currency exchange rates.

Investments

      The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. As of December 31, 2003 the Company did not have any investments.

Interest Rates

      The Company primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. The majority of the Company’s long-term debt obligations bear a fixed rate of interest. The portion of the long-term debt obligation that does not bear a fixed rate of interest, has an interest rate that may fluctuate within a three percentage point range based on the Company’s leverage, as defined in the agreement. The impact to the Company of a 3% increase to such debt would increase interest expense by $2.6 million over the next fiscal year.

Fuel Prices

      Allied Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, and changes in global demand and global production. To reduce price risk caused by market fluctuations, Allied Automotive Group periodically purchases fuel in advance of consumption. A 10% increase in diesel fuel prices would reduce pre-tax income by $6.4 million over the next fiscal year assuming 2003 levels of fuel consumption. These increases would be partially offset by the Company’s fuel surcharge agreements with customers. Fuel prices in the first quarter of 2004 are expected to be 7% higher than fuel prices in the fourth quarter of 2003.

Self Insurance Claims

      An increase in the number or severity of accidents, stolen equipment, or other loss events over those anticipated, or adverse development of existing claims could have a materially adverse effect on the Company’s profitability as the Company is self-insured for a significant portion of its risks. In addition, the insurance market is contracting and it is becoming increasingly more difficult to obtain insurance coverage.

While the Company currently has insurance coverage, there can be no assurance that the Company will be able to obtain insurance coverage in the future.

      Prior to January 1, 2004, Allied had a $1.0 million inneraggregate limit for losses from $1.0 to $2.0 million, and an additional $4.0 million aggregate limit for losses from $2.0 to $5.0 million. Effective January 1, 2004, Allied retains up to $1.0 million liability for automobile claims with no aggregate and a $7.0 million aggregate deductible for claims that exceed $1.0 million, but are less than $5.0 million per occurrence.

Foreign Currency Exchange Rates

      Although the majority of the Company’s operations are in the United States, the Company does have foreign subsidiaries (primarily Canada). The net investments in foreign subsidiaries translated into dollars using year-end exchange rates at December 31, 2003, is $73.1 million. The potential impact on other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $7.3 million. At December 31, 2003 a payable balance of $22.5 million related to intercompany transactions was recorded on the Company’s Canadian subsidiary. The potential loss from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance amounts to a $2.3 million charge to profit and loss as of December 31, 2003. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

Revenue Variability

      The Company’s revenues are variable and can be impacted by sudden unexpected changes in OEM production levels. In addition, the Company’s revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models which are shipped to dealers during those periods and the higher spring and early summer sales of automobiles, SUVs, and light trucks. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled plant shut downs. Except for the impact of rising fuel costs discussed herein, inflation has not significantly affected the Company’s results of operations.

Contractual Obligations and Letters of Credit

      Long-term contractual obligations, other than long-term debt obligations, are not recorded in the Company’s consolidated balance sheet. The table below sets forth the Company’s contractual obligations (in thousands):

		Payments Due by Year

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-Term Debt Obligations	$246,500	$16,374	$230,126	$0	$0
Operating Lease Obligations	34,657	11,374	17,730	5,078	475
Purchase Obligations*	108,558	10,045	20,714	21,347	56,452

	$389,715	$37,793	$268,570	$26,425	$56,927

*	In April 2001, the Company entered into a five-year commitment with IBM to provide its mainframe computer processing services. In December 2003, the Company amended the agreement. The amended agreement is a ten-year commitment, commencing February 2004, for IBM to provide additional services to manage applications for EDI, network services, technical services, and applications development and support. The agreement includes outsourcing at determinable prices defined within the agreement.

      At December 31, 2003, the Company has agreements with third parties that provide for $111.4 million of letters of credit primarily relating to settlements of insurance claims and reserves and support for a line of credit at one of the Company’s foreign subsidiaries. $29.3 million of these letters of credit are issued by the

Company and are secured by available borrowings on the revolving credit agreement and $82.1 million are issued by the Company’s wholly owned captive insurance subsidiary Haul Insurance Limited and are collateralized by $82.1 million of restricted cash and cash equivalents held by the captive. These letters of credit are renewed by the Company annually.

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

      The Company’s critical accounting policies include the following:

      CLAIMS AND INSURANCE RESERVES — Reserves for self-insured workers’ compensation, automobile, and general liability losses are subject to management’s evaluation of the nature and severity of claims and actuarial estimates based on historical claims experience adjusted for current industry trends. The Company receives third-party actuarial valuations to assist in the determination of its claims and insurance reserves. The actuarial estimates for self-insured workers compensation and automobile liability are discounted using management’s estimate of weighted risk free interest rates for each claim year to their present values. The claims and insurance reserves are adjusted periodically as such claims mature to reflect changes in actuarial estimates based on actual experience. If management uses different assumptions or if different conditions occur in the future periods, future operating results or liquidity could be materially impacted.

      ACCOUNTS RECEIVABLE VALUATION RESERVES — Substantially all revenue is derived from transporting new automobiles, SUVs, and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Revenue is recorded when the vehicles are delivered to the dealerships. The Company makes significant estimates to determine the collectibility of its accounts receivable on the balance sheet. Estimates include assessments of the potential for customer billing adjustments based on the timing of delivery, the accuracy of pricing, as well as evaluation of the historical aging of customer accounts. In addition, estimates include periodic evaluations of the credit worthiness of customers including the impact of market and economic conditions on their viability to satisfy amounts owed to the Company. If significant billing adjustments or the financial condition of a major customer was to deteriorate, additional allowances may be required.

      ACCOUNTING FOR INCOME TAXES — As part of the process of preparing the Company’s consolidated financial statements the Company is required to determine income taxes in each of the jurisdictions in which the Company operates. This process involves estimating actual current tax exposure, together with assessing temporary differences resulting from differing treatment of items, such as depreciation expense, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not “more likely than not”, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, the Company must include an expense within the tax provision in the statements of operations.

      Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the deferred tax assets. The valuation allowance is based on management’s estimate of taxable income by jurisdiction in which the

Company operates and the period over which the deferred tax assets will be recoverable. At December 31, 2003, the Company has recorded a valuation allowance against its net deferred tax assets due to net losses in 2003 and prior years, based on management’s conclusion that it is not “more likely than not” that the deferred tax assets will be recovered.

      Tax assessments may arise several years after tax returns have been filed. Predicting the outcome of such tax assessments involves uncertainty; however, the Company believes that recorded tax liabilities adequately account for its analysis of probable outcomes.

      PROPERTY AND EQUIPMENT — The Company operates approximately 3,700 company-owned Rigs, “revenue equipment,” in connection with its business. Property and equipment, including revenue equipment, are stated at cost and depreciated using the straight-line method over the estimated useful life down to estimated salvage value. The Company also evaluates the carrying value of long-lived assets for impairment by analyzing the operating performance and future cash flows for those assets, whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable, including the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Impairment can be impacted by our projection of future cash flows, the level of actual cash flows and salvage values, the methods of estimation used for determining fair values and the impact of guaranteed residuals. Any changes in management’s judgments could result in greater or lesser annual depreciation expense or additional impairment charges in the future.

      GOODWILL — The Company adopted SFAS 142 as of January 1, 2002. Pursuant to adoption, goodwill is no longer amortized but is evaluated annually for impairment, or on an interim basis if an event occurs or circumstances change that would indicate there may be a reduction of the fair value of goodwill below its carrying value. The fair value of goodwill is derived by using a discounted cash flow analysis. This analysis involves estimates and assumptions by management regarding future revenue streams and expenses. Changes to these assumptions and estimates could have a material effect on the carrying value of goodwill and result in an impairment charge in the Company’s consolidated statements of operations.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted the provisions of SFAS No. 143 effective January 1, 2003. The Statement did not have a material effect on the financial position or results of operations of the Company.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. The Statement requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in Opinion 30 must be reclassified. The Company early adopted this standard in 2002. Accordingly, the after-tax gain on early extinguishment of debt was not reported as an extraordinary item.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Cost Associated with Exit or Disposal Activities. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 did not have a material effect on the financial position or results of operations of the Company.

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

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. FIN 46 requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. FIN 46 is immediately applicable for variable interest entities created after January 31, 2003, and applies to the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the financial position or results of operations of the Company. In December 2003, the FASB revised FIN 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN 46. The adoption of this revised interpretation in the first quarter of 2004 is not expected to have a material impact on the Company’s financial statements.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement clarifies under which circumstances a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the financial position, results of operations or cash flows of the Company.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. SFAS No. 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

      Effective July 1, 2003, the Company prospectively adopted Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The adoption of EITF No. 00-21 did not have a material effect on the financial position or results of operations of the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The information required under this item is provided under the caption “Disclosures about Market Risks” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements and Supplementary Data

      Financial statements and supplementary data are set forth beginning on page F-1 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Previously reported on Form 8-K filed with the SEC on April 2, 2002, as amended by Form 8-K/A filed with the SEC on April 19, 2002.

Item 9A.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this annual report, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.

      (b) Changes in Internal Controls. In connection with the completion of its audit of, and the issuance of an unqualified report on, the Company’s consolidated financial statements for the year ended December 31, 2003, KPMG LLP advised the Audit Committee and management of certain deficiencies in the Company’s internal control over financial reporting that KPMG considered to be a “reportable condition” under the standards established by the American Institute of Certified Public Accountants. The reportable condition related to the analysis, evaluation and review of financial information included in the Company’s financial reporting. As a result, certain financial information and disclosures were not presented appropriately and required restatement. Certain of these matters relate to the Company’s classification of (1) cash and cash equivalents and short-term investments, (2) its revolving credit facility, (3) certain other items related to its pension assets and obligations, and (4) deferred income taxes.

      KPMG and management discussed the reportable condition with the Audit Committee. As a result, the Company has reclassified certain items and restated its consolidated balance sheet as of December 31, 2002, and its consolidated statements of cash flows for the years ended December 31, 2002 and 2001, and will reclassify and restate its statements of cash flows for the first three quarters of 2003 in order to more clearly present its financial position and comply with generally accepted accounting principles. For additional information regarding the reclassifications made during 2003 to the Company’s consolidated balance sheet as of December 31, 2002 and consolidated cash flow statements for the years ended December 31, 2002 and 2001, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources and Note (3) in Notes to Consolidated Financial Statements.

      Management believes that these reclassifications and restatements address the financial reporting matters raised by KPMG. The Company plans to continue to monitor the effectiveness of its internal control over financial reporting on an ongoing basis and will take further action, as appropriate to address the reportable condition in its financial reporting process.

      Other than correcting the reportable condition identified above, there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

      Certain information required by Part III is omitted from this report in that the Company will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such information does not include the Compensation Committee Report, the Performance Graph or the Audit Committee Report included in the Proxy Statement.

Item 10.	Directors and Executive Officers of the Registrant

      The information concerning the Company’s directors required by this Item is incorporated herein by reference to the Company’s Proxy Statement in the section entitled “Proposal 1. Election of Directors and

Information Regarding Directors.” The information concerning the Company’s executive officers required by this Item is incorporated herein by reference to the section in Part I, entitled “Executive Officers of the Registrant.”

      The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the Company’s Proxy Statement in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.	Executive Compensation

      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement in the section entitled “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement in the section entitled “Common Stock Ownership by Management and Certain Beneficial Owners” and in the “Equity Compensation Plan Information” subsection of the section entitled “Proposal 2. Approval of Amended and Restated Long-Term Incentive Plan.”

Item 13.	Certain Relationships and Related Transactions

      Not applicable.

Item 14.	Principal Accountant Fees and Services

      The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement in the section entitled “Independent Public Accountants.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements:

      (2) Financial Statement Schedules:

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Report of Independent Public Accountants as to Schedule	S-1
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2002, and 2001	S-2

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) Exhibits: The list of exhibits required by this item is set forth in “(c) Exhibits” below.

      (b) Reports on Form 8-K.

      During the quarter ended December 31, 2003, the Company filed a current report on Form 8-K on October 29, 2003 pursuant to Items 7 and 12. No financial statements were included in this Form 8-K.

      (c) Exhibits.

      Exhibit Index filed as part of this report

Exhibit
No.		Description

3.1		Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Registration Statement on Form S-1 (File Number 33-66620) filed with the Commission on July 28, 1993, as amended on September 2, 1993 and September 17, 1993 and deemed effective on September 29, 1993).
3.2		Amended and Restated Bylaws of the Company (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 16, 2001).
4.1		Form of certificate representing shares of the Company’s common stock (incorporated by reference from Registration Statement on Form S-1 (File Number 33-66620) filed with the Commission on July 28, 1993, as amended on September 2, 1993 and September 17, 1993 and deemed effective on September 29, 1993).
4.2		Indenture by and among the Company, the Guarantors listed therein, and The First National Bank of Chicago, as Trustee, dated September 30, 1997 (incorporated by reference from Registration Statement on Form S-4 (File Number 333-37113) filed with the Commission on October 3, 1997).
4.3		Amended and Restated Financing Agreement, dated as of September 4, 2003, by and among Allied Holdings, Inc., Allied Systems, Ltd. (L.P.), each subsidiary of Allied Holdings, Inc. listed as a “Guarantor” on the signature pages thereto, each of the lenders from time to time party thereto as a Lender, Ableco Finance LLC, as collateral agent, and Wells Fargo Foothill, Inc., as administrative agent (incorporated by reference from the Current Report on Form 8-K filed with the Commission on September 5, 2003).
10	.1†	Amended and Restated Long Term Incentive Plan of Allied Holdings, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 16, 2001).
10	.2†	Allied Holdings, Inc. 401(k) Retirement Plan and Defined Benefit Pension Plan and Trust (incorporated by reference from Registration Statement on Form S-8 (File Number 33-76108) filed with the Commission on March 4, 1994).
10	.3†	Allied Holdings, Inc. Deferred Compensation Plan (incorporated by reference from Registration Statement on Form S-8 (File Number 333-51102) filed with the Commission on December 1, 2000).
10	.4†	Allied Holdings, Inc. Amended and Restated 1999 Employee Stock Purchase Plan, as amended through June 19, 2003 (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on August 12, 2003).

Exhibit
No.		Description

10	.5†	Allied Holdings, Inc. 2003 Stock Issuance Plan (incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-107456), filed with the Commission on July 30, 2003).
10	.6†	Form of Allied Holdings, Inc. 2003 Restricted Stock Agreement for 2003 Stock Issuance Plan (U.S. Employees) (incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-107456), filed with the Commission on July 30, 2003).
10	.7†	Form of Allied Holdings, Inc. 2003 Stock Agreement for 2003 Stock Issuance Plan (Canadian Employees) (incorporated by reference from the Company’s Registration Statement on Form S-8 (File No. 333-107456), filed with the Commission on July 30, 2003).
10	.8†	Employment Agreement between Allied Holdings, Inc. and Hugh E. Sawyer (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on August 14, 2001).
10	.8(a)†	First Amendment to Employment Agreement between Allied Holdings, Inc. and Hugh E. Sawyer (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).
10.9		Intentionally omitted.
10	.10†	Employment Agreement between Allied Holdings, Inc. and Thomas Duffy (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).
10	.10(a)†	First Amendment to Employment Agreement between Allied Holdings, Inc. and Thomas Duffy (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).
10	.11†	Employment Agreement between Allied Holdings, Inc. and Robert J. Rutland (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).
10	.12†	Employment Agreement between Allied Holdings, Inc. and David Rawden, as amended (incorporated by reference from the Annual Report on Form 10-K filed with the Commission on March 27, 2003).
10	.13†*	Employment Agreement among Allied Holdings, Inc., Axis Group, Inc. and Robert Chambers.
10.14		Summary of Financial Terms of Collective Bargaining Agreement with the International Brotherhood of Teamsters in the United States, effective June 1, 2003 (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on August 12, 2003).
10	.15**	Agreement between Allied Automotive Group, Inc. and UPS Autogistics, Inc., as amended (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001).
10	.15(a)**	Amendment No. 2 to Agreement between Allied Automotive Group, Inc. and UPS Autogistics, Inc. (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002).
10	.16**	Agreement between the Company and DaimlerChrysler Corporation (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 16, 2001).
10	.16(a)**	Amendment to Agreement between the Company and DaimlerChrysler Corporation (incorporated by reference from the Annual Report on Form 10-K filed with the Commission on March 27, 2003).
10	.17***	Agreement between the Company and General Motors Corporation.
10	.18**	Acquisition Agreement among Allied Holdings, Inc., AH Acquisition Corp., Canadian Acquisition Corp., Axis International Incorporated and Ryder System, Inc., dated August 20, 1997 (incorporated by reference from Current Report on Form 8-K filed with the Commission on August 29, 1997).

Exhibit
No.		Description

10.19		Sale and Purchase Agreement between Allied Holdings, Inc. and AutoLogic Holdings plc, dated November 19, 2001, regarding the sale of the remaining issued share capital of ANSA Logistics Limited, Autocar Logistics Limited and up to an additional 32% of the issued share capital of Vehicle Logistics Corporation BV (incorporated by reference from the Current Report on Form 8-K filed with the Commission on December 20, 2001).
10.20		IBM Global Services National Agreement between Allied Holdings, Inc. and International Business Machines Corporation, dated April 1, 2001 (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 27, 2002).
10	.20(a)*	Amendment No. 4 to the IBM Global Services National Agreement between Allied Holdings, Inc. and International Business Machines Corporation, effective February 1, 2004.
21	.1*	Subsidiaries of Allied Holdings, Inc.
23	.1*	Consent of KPMG LLP.
23	.2*	Notice regarding consent of Arthur Andersen LLP
24	.1*	Powers of Attorney (included within the signature page of this Report).
31	.1*	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.
31	.2*	Rule 13a-14(a)/15d-14(a) Certification by David A. Rawden.
32	.1*	Section 1350 Certification by Hugh E. Sawyer.
32	.2*	Section 1350 Certification by David A. Rawden.
99	.1*	Charter of the Audit Committee of the Board of Directors.
99	.2*	Charter of the Compensation and Nominating Committee of the Board of Directors.
99	.3*	Allied Holdings, Inc. Code of Conduct

*	Filed herewith

**	Confidential treatment has been requested and/or granted with respect to portions of this exhibit.

†	Management contract, compensatory plan or arrangement.

      (d) Financial Statement Schedules. The list of exhibits required by this item is set forth above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HOLDINGS, INC.

Date: April 13, 2004

By:	/s/ HUGH E. SAWYER

Hugh E. Sawyer,
President and
Chief Executive Officer

Date: April 13, 2004

By:	/s/ DAVID A. RAWDEN

David A. Rawden,
Executive Vice President and
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

Signature	Title	Date

/s/ ROBERT J. RUTLAND Robert J. Rutland	Chairman and Director	April 13, 2004

/s/ GUY W. RUTLAND, III Guy W. Rutland, III	Chairman Emeritus and Director	April 13, 2004

/s/ HUGH E. SAWYER Hugh E. Sawyer	President, Chief Executive Officer and Director	April 13, 2004

/s/ DAVID G. BANNISTER David G. Bannister	Director	April 13, 2004

/s/ WILLIAM P. BENTON William P. Benton	Director	April 13, 2004

/s/ THOMAS E. BOLAND Thomas E. Boland	Director	April 13, 2004

/s/ GUY W. RUTLAND, IV Guy W. Rutland, IV	Senior Vice President and Director	April 13, 2004

/s/ J. LELAND STRANGE J. Leland Strange	Director	April 13, 2004

/s/ BERNER F. WILSON, JR. Berner F. Wilson, Jr.	Director	April 13, 2004

/s/ ROBERT R. WOODSON Robert R. Woodson	Director	April 13, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Allied Holdings, Inc.:

      We have audited the 2003 and 2002 consolidated financial statements of Allied Holdings, Inc. and subsidiaries as listed in the accompanying index included at Item 15(a)(1). In connection with our audits of the 2003 and 2002 consolidated financial statements, we also have audited the 2003 and 2002 financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits. The 2001 consolidated financial statements and the financial statement schedule of Allied Holdings, Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors’ report, dated February 25, 2002 (except with respect to the matter discussed in Note 10, as to which the date is March 27, 2002) on those financial statements and financial statement schedule was unqualified, before the revisions described in Note 3 and 8 to the consolidated financial statements and included an explanatory paragraph that described the fact that the financial statements of Ansa Logistics Limited, an investment recorded using the equity method of accounting was audited by other auditors; the equity investment represented less than 1% of total assets at December 31, 2001 and the equity in net income for the year ended December 31, 2001 was $2,100,000 of the total Company’s net loss of $(39,496,000); the amounts included for Ansa Logistics Limited were based solely on the report of the other auditors.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2003 and 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 8 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

      As discussed in Note 3, the 2002 consolidated financial statements have been restated.

      As discussed above, the 2001 consolidated financial statements of Allied Holdings, Inc. and subsidiaries, as listed in the accompanying index, were audited by other auditors who have ceased operations. As described in Note 3, these consolidated financial statements have been restated. We audited the adjustments described in Note 3 that were applied to restate the 2001 financial statements. In our opinion, such adjustments in Note 3 are appropriate and have been properly applied. As described in note 8, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in note 8 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Allied Holdings, Inc. other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Atlanta, Georgia

April 7, 2004

Note:	The following report of independent accountants is a copy of the report previously issued in connection with the Company’s 2001 Annual Report on Form 10-K and has not been reissued by Arthur Andersen LLP, the Company’s former independent public accountants. The 2001 financial statements have been restated.

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

/s/ Arthur Andersen, LLP

Atlanta, Georgia
February 25, 2002
(except with respect to the
matter discussed in the
fourth paragraph of Note 10,
as to which the date
is March 27, 2002)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(In thousands)

	2003	2002

		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,148	$9,448
Restricted cash and cash equivalents	26,267	805
Restricted investments	0	19,502
Receivables, net of allowance for doubtful accounts of $3,575 and $5,587 in 2003 and 2002, respectively	55,110	58,512
Inventories	4,983	5,071
Deferred income taxes	20,213	22,705
Prepayments and other current assets	12,644	13,717

Total current assets	121,365	129,760
Property and equipment, net	155,573	176,663
Goodwill, net	90,203	85,241
Other assets:
Restricted cash and cash equivalents	55,817	0
Restricted investments	0	41,230
Other non-current assets	32,777	35,493

Total other assets	88,594	76,723

Total assets	$455,735	$468,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,374	$10,785
Borrowings under revolving credit facility	0	24,635
Trade accounts payable	34,272	36,585
Accrued liabilities	80,937	90,129

Total current liabilities	131,583	162,134

Long-term debt, less current maturities	230,126	213,055
Postretirement benefits other than pensions	5,302	7,467
Deferred income taxes	20,213	10,625
Other long-term liabilities	59,697	64,792
Commitments and contingencies
Stockholders’ equity:
Preferred stock, no par value. Authorized 5,000 shares; none outstanding	0	0
Common stock, no par value. Authorized 20,000 shares; 8,764 and 8,421 outstanding at December 31, 2003 and December 31, 2002, respectively	0	0
Additional paid-in capital	47,511	46,801
Treasury stock, 139 shares at cost at December 31, 2003 and 2002	(707)	(707)
Accumulated deficit	(35,024)	(26,420)
Accumulated other comprehensive loss, net of tax	(2,966)	(9,360)

Total stockholders’ equity	8,814	10,314

Total liabilities and stockholders’ equity	$455,735	$468,387

See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2003, 2002, and 2001
(In thousands, except per share data)

	2003	2002	2001

Revenues	$865,463	$898,060	$896,767

Operating expenses:
Salaries, wages, and fringe benefits	469,540	483,545	515,916
Operating supplies and expenses	138,512	138,542	149,111
Purchased transportation	99,604	99,109	97,756
Insurance and claims	38,168	43,500	50,837
Operating taxes and licenses	30,376	33,583	33,262
Depreciation and amortization	45,556	54,880	60,358
Rents	6,090	6,342	6,813
Communications and utilities	7,138	6,419	7,022
Other operating expenses	10,671	10,384	16,126
Loss (gain) on disposal of operating assets, net	1,325	748	(2,725)

Total operating expenses	846,980	877,052	934,476

Operating income (loss)	18,483	21,008	(37,709)

Other income (expense):
Equity in earnings of joint ventures, net of tax	0	0	4,072
Gain on sale of joint ventures	0	0	16,230
Write down of joint ventures	0	0	(10,042)
Interest expense	(29,138)	(30,627)	(37,574)
Investment income	3,172	2,463	3,874
Foreign exchange gain (loss)	3,169	108	(829)
Gain on early extinguishment of debt	0	2,750	0
Other, net	1,976	(265)	1,189

	(20,821)	(25,571)	(23,080)

Loss before income taxes and cumulative effect of change in accounting principle	(2,338)	(4,563)	(60,789)
Income tax benefit (expense)	(6,266)	1,129	21,293

Loss before cumulative effect of change in accounting principle	(8,604)	(3,434)	(39,496)
Cumulative effect of change in accounting principle, net of tax	0	(4,092)	0

Net loss	$(8,604)	$(7,526)	$(39,496)

Basic and diluted loss per common share:
Loss before cumulative effect of change in accounting principle:
Basic and diluted	$(1.02)	$(0.41)	$(4.86)
Cumulative effect of change in accounting principle, net of tax:
Basic and diluted	0	(0.50)	0

Net loss:
Basic and diluted	$(1.02)	$(0.91)	$(4.86)

Weighted average common shares outstanding:
Basic and diluted	8,475	8,301	8,128

See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2003, 2002, and 2001

							Accumulated
	Comprehensive	Common Stock		Additional		Retained	Other
	Income			Paid-in	Treasury	Earnings	Comprehensive
	(Loss)	Shares	Amount	Capital	Stock	(Deficit)	Income (Loss)	Total

Balance, December 31, 2000		8,187	$0	$45,990	$(707)	$20,602	$(6,744)	$59,141
Net loss	$(39,496)	0	0	0	0	(39,496)	0	(39,496)
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $956	(1,373)	0	0	0	0	0	(1,373)	(1,373)
Minimum pension liability, net of income taxes of $504	(805)	0	0	0	0	0	(805)	(805)

Comprehensive loss	$(41,674)

Issuance of common stock		179	0	349	0	0	0	349
Compensation expense for restricted stock, net of forfeitures		(92)	0	181	0	0	0	181

Balance, December 31, 2001		8,274	0	46,520	(707)	(18,894)	(8,922)	17,997
Net loss	$(7,526)	0	0	0	0	(7,526)	0	(7,526)
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $(316)	376	0	0	0	0	0	376	376
Minimum pension liability, net of income taxes of $509	(814)	0	0	0	0	0	(814)	(814)

Comprehensive loss	$(7,964)

Issuance of common stock		159	0	338	0	0	0	338
Compensation expense for restricted stock, net of forfeitures		(12)	0	(57)	0	0	0	(57)

Balance, December 31, 2002		8,421	0	46,801	(707)	(26,420)	(9,360)	10,314
Net loss	$(8,604)	0	0	0	0	(8,604)	0	(8,604)
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $(3,974)	6,192	0	0	0	0	0	6,192	6,192
Minimum pension liability, net of income taxes of $(126)	202	0	0	0	0	0	202	202

Comprehensive income	$(2,210)

Issuance of common stock		161	0	450	0	0	0	450
Compensation expense for restricted stock, net of forfeitures		182	0	260	0	0	0	260

Balance, December 31, 2003		8,764	$0	$47,511	$(707)	$(35,024)	$(2,966)	$8,814

See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002, and 2001
(In thousands)

	2003	2002	2001

		(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(8,604)	$(7,526)	$(39,496)

Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on early extinguishment of debt	0	(2,750)	0
Interest expense paid in kind	1,065	1,115	248
Amortization of deferred financing costs	3,697	4,004	4,795
Depreciation and amortization	45,556	54,880	60,358
Loss (gain) on disposal of assets and other, net	1,325	1,013	(3,890)
Foreign exchange (gain) loss, net	(3,169)	(108)	829
Gain on sale of joint ventures	0	0	(16,230)
Write down of joint ventures	0	0	10,042
Equity in earnings of joint ventures	0	0	(4,072)
Cumulative effect of change in accounting principle	0	4,092	0
Deferred income taxes	6,914	(1,632)	(21,703)
Compensation expense related to stock options and grants	260	(57)	181
Amortization of Teamsters Union contract costs	1,000	2,400	2,403
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	5,258	13,667	40,679
Inventories	272	270	1,980
Prepayments, other current assets and other assets	1,821	(6,074)	(3,419)
Short-term investments	0	0	1,770
Trade accounts payable	(3,512)	(3,603)	(5,430)
Accrued liabilities and other liabilities	(16,486)	(5,268)	5,659

Net cash provided by operating activities	35,397	54,423	34,704

Cash flows from investing activities:
Purchases of property and equipment	(18,555)	(21,786)	(21,463)
Proceeds from sale of property and equipment	685	4,725	11,762
(Increase) decrease in restricted cash and cash equivalents	(81,279)	5,289	(6,094)
(Increase) decrease in restricted investments	60,732	4,062	(6,672)
Investment in joint ventures	0	0	(464)
Cash received from joint ventures	0	0	8,624
Proceeds from sale of equity investment in joint venture	0	3,000	20,560
Decrease in the cash surrender value of life insurance	2	2,641	420

Net cash (used in) provided by investing activities	(38,415)	(2,069)	6,673

Cash flows from financing activities:
Repayments to revolving credit facility, net	(24,635)	(74,263)	(35,966)
Additions to long-term debt	99,875	82,750	0
Repayment of long-term debt	(78,280)	(47,535)	(109)
Payment of deferred financing costs	(3,038)	(9,262)	(3,574)
Proceeds from issuance of common stock	450	338	349
Other, net	0	434	(612)

Net cash used in financing activities	(5,628)	(47,538)	(39,912)

Effect of exchange rate changes on cash and cash equivalents	1,346	183	611

Net change in cash and cash equivalents	(7,300)	4,999	2,076
Cash and cash equivalents at beginning of year	9,448	4,449	2,373

Cash and cash equivalents at end of year	$2,148	$9,448	$4,449

See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002, and 2001

(1)	Organization and Operations

      Allied Holdings, Inc. (the Company or Allied), a Georgia corporation, is a holding company which operates through its wholly owned subsidiaries. The principal operating divisions of the Company are Allied Automotive Group, Inc. (Allied Automotive Group) and Axis Group, Inc. (Axis Group). Allied Automotive Group, through its subsidiaries, is engaged in the business of transporting automobiles, light trucks, and SUVs from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group, through its subsidiaries, is engaged in the business of securing and managing vehicle distribution services, automobile inspections, auction and yard management services, intra-modal transport, vehicle tracking, vehicle accessorization, and dealer preparatory services for the automotive industry.

(2)	Summary of Significant Accounting Policies

     (a) Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The 2001 and 2002 consolidated financial statements have been restated, see Note (3).

(b)	Foreign Currency Translation

   The Company’s functional currency is the local currency for each of its subsidiaries. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average monthly exchange rates. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss) in the accompanying consolidated statements of changes in stockholders’ equity, net of related income taxes.

(c)	Revenue Recognition

   Substantially all revenue is derived from transporting new automobiles, light trucks, and SUVs from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships, providing vehicle rail-car loading and unloading services, yard management services, and other distribution and transportation support services to the pre-owned and new vehicle market. Revenue is recorded by the Company when the vehicles are delivered to the dealerships or when services are performed. The Company makes estimates to determine the collectibility of its accounts receivable on the balance sheet. These estimates include assessments of the potential for customer billing adjustments based on the timing of delivery, the accuracy of pricing, as well as evaluation of the historical aging of customer accounts.

(d)	Cash and Cash Equivalents

   The Company considers all highly liquid investments, excluding restricted cash and cash equivalents with an original maturity of three months or less to be cash equivalents.

(e)	Restricted Cash, Cash Equivalents and Investments

   Restricted cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Restricted investments are classified as trading securities and are carried at their fair value based on the quoted market prices of those investments. Net realized and unrealized gains and losses on trading securities are included in net earnings. Amounts are contractually restricted to secure outstanding letters of credit (Note 5).

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Inventories

   Inventories consist primarily of tires, parts, materials, and supplies for servicing the Company’s tractors and trailers. Inventories are recorded at the lower of cost (on a first-in, first-out basis) or market.

(g)	Tires on Tractors and Trailers

   New tires on tractors and trailers are capitalized and amortized to operating supplies and expenses based on the estimated useful life. The cost of replacement tires is expensed as incurred.

(h)	Property and Equipment

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

   The company evaluates impairment losses on long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

(i)	Impairment of Long-Lived Assets

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

(j)	Equity Investments

   The Company accounted for its investments under the equity method of accounting with its share of the ventures’ earnings or loss reflected as equity in earnings of joint venture, net of tax, in the consolidated statements of operations.

(k)	Cash Surrender Value of Life Insurance

   The Company maintains life insurance policies for certain employees, directors and officers of the Company. Under the terms of the policies, the Company records as an asset the lesser of aggregate premiums paid or the cash surrender value amount of the policy, and will receive such amounts upon repayment from or the death of the insured. Any excess proceeds over the Company’s interest in the policies are retained by the employee’s beneficiary. The Company records the increase or decrease in cash surrender value each year as a reduction or increase of premium expense. During 2002, the Company discontinued making premium payments on these policies due to the enactment of the Sarbanes-Oxley Act of 2002 on June 30, 2002 and the

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

trustees representing the beneficiaries of the policies have been utilizing the cash surrender value to pay the annual premiums due under the policies.

(l)	Goodwill and Other Intangible Assets

   Goodwill represents the excess of costs over fair value of assets of businesses acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested annually for impairment, and tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The fair value of goodwill is derived by using a discounted cash flow analysis. This analysis involves estimates and assumptions by management regarding future revenue streams and expenses. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

   Prior to the adoption of SFAS No. 142 on January 1, 2002, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 40 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets were amortized on a straight-line basis for 10 years. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

(m)	Reclassification

   Certain amounts in the financial statements have been reclassified to conform to the current year presentation.

(n)	Fair Value of Financial Instruments

   SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the information below about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

   The amounts disclosed represent management’s best estimates of fair value. In accordance with SFAS No. 107, the Company has excluded certain financial instruments and all other assets and liabilities from its disclosure. Accordingly, the aggregate fair value amounts presented are not intended to, and do not, represent the underlying fair value of the Company.

   The methods and assumptions used to estimate fair value are as follows:

•	The carrying amount of cash and cash equivalents and restricted cash and cash equivalents approximates fair value due to the relatively short period to maturity of these instruments.

•	At December 31, 2003, the Company had no securities classified as restricted investments. The Company’s restricted investments as of December 31, 2002 were comprised of debt and equity securities, all classified as trading securities and were carried at their fair value based on the quoted market prices of those investments.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The carrying amount of the Credit Facility approximates fair value based on the borrowing rates currently available to the Company for borrowings with similar terms and average maturities. The fair value of the Senior Notes is based on the year-end quoted market price.

   The asset and (liability) amounts recorded in the balance sheet and the estimated fair values of financial instruments at December 31, 2003 and 2002 consisted of the following (in thousands):

	Carrying Amount		Fair Value

	2003	2002	2003	2002

Cash and cash equivalents (including restricted amounts)	$84,232	$10,253	$84,232	$10,253
Restricted investments	0	60,732	0	60,732
Long-term debt (including current maturities)	(246,500)	(248,475)	(240,500)	(202,785)

(o)	Claims and Insurance Reserves

   In the United States, the Company retains liability up to $650,000 for each workers’ compensation claim and $500,000 for each automobile and general liability claim, including personal injury and property damage claims. In addition to the $500,000 per occurrence deductible for automobile liability, there is a $1.5 million inneraggregate deductible for those claims that exceed the $500,000 per occurrence deductible, subject to a $1.0 million per claim limit. Allied has a $1.0 million inneraggregate limit for losses from $1.0 to $2.0 million, and an additional $4.0 million inneraggregate limit for losses from $2.0 to $5.0 million. Furthermore, the Company retains liability up to $250,000 for each cargo damage claim. In Canada, the Company retains liability up to CDN $500,000 for each personal injury and property damage claim. Also, in Canada, there is a CDN $500,000 inneraggregate limit for losses from CDN $500,000 to $1.0 million. For cargo damage in Canada, the Company has a CDN $100,000 deductible.

   Reserves for self-insured workers’ compensation, automobile, and general liability losses utilize actuarial estimates that are based on the Company’s historical claims experience adjusted for current industry trends, and discounted to their present values using management’s estimate of weighted average risk free interest rates for each claim year. The discount rates for 2003, 2002, and 2001 were 2.5%, 3.5% and 4.0%, respectively. The undiscounted amount of these reserves at December 31, 2003 and 2002 was approximately $100.9 million and $109.6 million, respectively. These claims and insurance reserves are adjusted periodically as claims mature to reflect changes in actuarial estimates based on actual experience.

      The Company provides reserves primarily on an actuarially determined basis for the estimated automobile, general liability, and workers’ compensation for both reported claims and claims incurred but not reported. The estimated costs of all known and estimated losses are accrued by the Company. In the opinion of management, adequate provision has been made for all incurred claims. Unfavorable developments subsequent to December 31, 2003 could have a material impact on the estimated losses accrued.

(p)	Stock Option Plan

   The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and the amended

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.

      If the Company applied the fair value method prescribed by SFAS No. 123, net loss and loss per common share would have been changed to the pro forma amounts indicated below at December 31, 2003, 2002, and 2001 (in thousands, except per share data):

	2003	2002	2001

Reported net loss	$(8,604)	$(7,526)	$(39,496)
Less: stock-based employee compensation included in reported net loss, net of related taxes	250	(43)	117
Plus: stock-based employee compensation determined under the fair value method, net of related taxes	(755)	(669)	(645)
Pro forma net loss	$(9,109)	$(8,238)	$(40,024)
Loss per share:
As reported:
Basic and diluted	$(1.02)	$(0.91)	$(4.86)
Pro forma:
Basic and diluted	$(1.07)	$(0.99)	$(4.92)

   The fair value of the Company’s stock options used to compute pro forma net loss and loss per common share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002, and 2001: dividend yield of 0%, expected volatility of 71%, 72%, and 85%, respectively, a risk-free interest rate of 2.71%, 3.19%, and 4.30%, respectively, and an expected holding period of seven years.

   The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(q)	Income Taxes

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

      The Company assesses the recoverability of deferred tax assets based on estimates of future taxable income and establishes a valuation allowance against deferred tax assets to the extent the Company believes that recovery is not “more likely than not.”

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(r)	Pension and Other Benefit Plans

   The Company has a defined benefit pension plan for management and office personnel in the United States. The benefits are based on years of service and the employee’s compensation during the five years before retirement. The cost of this program is being funded currently. The Company froze employee participation in this plan during 2002.

   The Company also sponsors a defined benefit health care plan for substantially all employees. The Company measures the amount of its obligation based on its best estimate. The net periodic costs are recognized as employees perform the services necessary to earn the postretirement benefits.

(s)	Other Postretirement Plans

   The Company sponsors postretirement plans for certain of its retired employees. The cost of these programs is being funded currently.

(t)	Earnings Per Share

   SFAS No. 128, Earnings Per Share, requires presentation of basic and diluted earnings per share. Basic earnings per share are calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the years presented. Diluted earnings per share reflect the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Total options of 1,709,967, 1,612,300, and 1,020,300 and restricted stock of 170,993, 172,534 and 202,985 shares outstanding at December 31, 2003, 2002, and 2001, respectively, were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive.

(u)	Commitments and Contingencies

   Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(v)	Guarantees and Indemnifications

     Guarantees

   The Company leases office space and certain terminal facilities under noncancelable and cancelable (i.e. month-to-month) operating lease agreements, some of which provide guarantees to third parties. The Company assesses the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of the occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors. The Company has not entered into any guarantees of significance during the year ended December 31, 2003. Accordingly, no liabilities for guarantees have been recorded at December 31, 2003.

     Indemnifications

   The Company enters into indemnification provisions under its agreements with certain of its customers, suppliers, service providers, and business partners in the ordinary course of business. Under these provisions, subject to various limitations and qualifications, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The potential losses primarily relate to obligations that are insured under the Company’s insurance programs. These indemnification provisions generally survive termination of the underlying agreement. The

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements and does not expect to at this time. The fair value of these agreements is estimated to be minimal. The Company had no liabilities recorded for these agreements at December 31, 2003.

   In addition, the Company is obligated to indemnify its directors and officers who are, or were, serving at the Company’s request in such capacities, subject to the Company’s By-laws. The maximum potential amount of future payments that the Company could be required to make under the By-laws is unlimited; however the Company has Director and Officer insurance policies that, in most cases, would enable it to recover a portion of any future amounts paid. Historically, the Company has not incurred any costs to settle claims related to these indemnifications, and there were no claims outstanding at December 31, 2003. Accordingly, no liabilities for indemnifications have been recorded at December 31, 2003.

(w)	Derivatives and Hedging Activities

   SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

   From time to time, the Company enters into futures contracts to manage the risk associated with changes in fuel prices. Gains and losses from fuel hedging contracts are recognized as part of fuel expense when the Company uses the underlying fuel being hedged. The Company does not enter into fuel hedging contracts for speculative purposes. During 2003, 2002, and 2001, the Company did not have any fuel hedging contracts or other derivative instruments that fall under the provisions of SFAS No. 133, as amended.

(x)	Use of Estimates

   The preparation of the consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; self-insurance reserves; and assets and obligations related to employee benefits. Actual results could differ from those estimates.

(y)	Other Comprehensive Income

   Accumulated other comprehensive income (loss), net of income taxes of $1.9 million and $6.0 million at December 31, 2003 and 2002, respectively, consists of the following (in thousands):

	Foreign	Minimum	Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
	Adjustment	Adjustment	Income

Balance, December 31, 2002	$(7,741)	$(1,619)	$(9,360)
Balance, December 31, 2003	$(1,549)	$(1,417)	$(2,966)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Restatements

      The Company made certain reclassifications in 2003, resulting in adjustments to restate previously issued financial statements for 2002 and 2001. These reclassifications are as follows:

The Company evaluated the classification of its cash and investments held for the settlement of insurance claims. As of December 31, 2002, $805,000 of cash and cash equivalents and $60.7 million of investments were pledged to collateralize $61.5 million of letters of credit required by third-party insurance companies for the settlement of insurance claims. The Company concluded that the restriction on certain of its cash and investments as previously disclosed in the footnotes to the Company’s financial statements should have been designated as restricted in the balance sheet as of December 31, 2002 and its statements of cash flows as of December 31, 2002 and 2001. In addition, management further concluded that because the collateral assets are used to secure current and long-term insurance and claims liabilities, a portion of these restricted cash and cash equivalents and restricted investments should be classified as long-term at December 31, 2002. Accordingly, the Company has designated all of the above cash and investments as restricted and therefore not available for operations, and has reclassified $41.2 million of investments from current to long-term investments on its consolidated balance sheet as of December 31, 2002. Further, the Company has excluded restricted cash of $805,000 and $6.1 million from the cash and cash equivalents totals in the consolidated statements of cash flows for the years ended December 31, 2002 and 2001, respectively.

The Company reclassified its revolving line of credit from long-term debt to borrowings under revolving credit facility. The Company determined that certain terms of its revolving credit agreement, as described in Note (13), include a “subjective acceleration clause” as addressed in EITF No. 95-22 Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include a Subjective Acceleration Clause and Lock-Box Arrangement. Accordingly, the Company has reclassified $24.6 million in borrowings against the revolving credit agreement from long-term to current debt on its consolidated balance sheet as of December 31, 2002, even though the existing facility does not expire until September 2007.

In addition, the Company also reclassified certain other items on its consolidated balance sheet at December 31, 2002 related to its pension assets and obligations. These included a reclassification of a $14.9 million prepaid pension asset related to the Allied Defined Benefit Pension Plan from current to long-term assets and a reclassification of net non-bargaining pension plan liabilities of $2.7 million from current to long-term liabilities.

At December 31, 2003, the Company also reduced both deferred tax assets and liabilities by $17.1 million to be consistent with the current year presentation.

During 2003, the Company also made an additional reclassification to its consolidated cash flow statements for the years ended December 31, 2002 and 2001. These include separate detail within cash flows from operating activities of $108,000 and ($829,000) for foreign currency gains and (losses) incurred during 2002 and 2001, respectively.

      Accordingly, the Company has restated its consolidated balance sheet for the year ended December 31, 2002 and its consolidated statements of cash flows for the years ended December 31, 2002 and 2001.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the effects of the restatements on the Company’s consolidated balance sheet as of December 31, 2002 include (in thousands):

	December 31, 2002

	As Previously
	Reported	As Restated

Cash and cash equivalents	$10,253	$9,448
Restricted cash and cash equivalents	0	805
Short-term investments	60,732	0
Restricted investments	0	19,502
Deferred income taxes	39,826	22,705
Prepayments and other current assets	28,685	13,717
Total current assets	203,079	129,760
Non-current restricted investments	0	41,230
Other non-current assets	20,525	35,493
Total assets	485,508	468,387
Borrowings under revolving credit facility	0	24,635
Accrued liabilities	92,881	90,129
Total current liabilities	140,251	162,134
Long-term debt, less current maturities	237,690	213,055
Deferred income taxes	27,746	10,625
Other long-term liabilities	62,040	64,792
Total liabilities and stockholders’ equity	485,508	468,387

      A summary of the effects of the restatements on the Company’s consolidated statements of cash flows for the years ended December 31, 2002 and 2001 include (in thousands):

	December 31, 2002		December 31, 2001

	As		As
	Previously		Previously
	Reported	As Restated	Reported	As Restated

Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on disposal of assets and other, net	905	1,013	(3,890)	(3,890)
Foreign exchange (gain) loss, net	$0	$(108)	$0	$829
Change in operating assets and liabilities:
Prepayments, other current assets and other assets	(9,786)	(6,074)	293	(3,419)
Short-term investments	4,062	0	(4,902)	1,770
Accrued liabilities and other liabilities	(1,556)	(5,268)	2,776	5,659
Net cash provided by operating activities	58,485	54,423	28,032	34,704
Cash flows from investing activities:
(Increase) decrease in restricted cash and cash equivalents	0	5,289	0	(6,094)
(Increase) decrease in restricted investments	0	4,062	0	(6,672)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002		December 31, 2001

	As		As
	Previously		Previously
	Reported	As Restated	Reported	As Restated

Net cash provided by investing activities	(11,420)	(2,069)	19,439	6,673
Cash flows from financing activities:
Net cash provided by financing activities	(47,538)	(47,538)	(39,912)	(39,912)
Net change in cash and cash equivalents	(290)	4,999	8,170	2,076
Cash and cash equivalents at beginning of year	10,543	4,449	2,373	2,373
Cash and cash equivalents at end of year	$10,253	$9,448	$10,543	$4,449

(4)	Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted the provisions of SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the financial position or results of operations of the Company.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement updates, clarifies and simplifies existing accounting pronouncements. The Statement requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in Opinion 30 must be reclassified. The Company early adopted this standard in 2002. Accordingly, the after-tax gain on early extinguishment of debt was not reported as an extraordinary item.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. The Company adopted the provisions of SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 did not have a material effect on the financial position or results of operations of the Company.

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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. FIN 46 requires companies to evaluate variable interest entities for specific characteristics to determine whether additional consolidation and disclosure requirements apply. FIN 46 is immediately applicable for variable interest entities created after January 31, 2003, and applies to the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities acquired prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the financial position or results of operations of the Company. In December 2003, the FASB revised FIN 46 to exempt certain entities from its requirements and to clarify certain issues arising during the implementation of FIN 46. The adoption of this revised interpretation in the first quarter of 2004 is not expected to have a material impact on the Company’s financial statements.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement clarifies under which circumstances a contract with an initial net investment meets the characteristics of a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the financial position, results of operations or cash flows of the Company.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 also includes required disclosures for financial instruments within its scope. SFAS No. 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

      Effective July 1, 2003, the Company prospectively adopted Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The adoption of EITF No. 00-21 did not have a material impact on the financial position or results of operations of the Company.

(5)	Restricted Cash, Cash Equivalents and Investments

      The Company had $82.1 million and $61.5 million in restricted cash and cash equivalents and investments at December 31, 2003 and 2002, respectively, pledged to collateralize $82.1 million and $61.5 million of letters of credit at December 31, 2003 and 2002, respectively, for the settlement of insurance claims. In 2003, all of the Company’s investments, which consisted of federal, state, and municipal government obligations, corporate securities, and equity securities, were converted to cash and cash equivalents. All of the restricted cash, cash equivalents and investments were not available to the Company for operations in 2003 and 2002. At December 31, 2002, all of the investments were classified as trading securities as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and provide collateral for letters of credit required by third-party insurance companies related to the settlement of insurance claims.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of restricted investments at December 31, 2002 is as follows (in thousands):

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

      The cost of securities sold is based on the specific identification method. Sales of securities for the years ended December 31, 2003, 2002, and 2001 are summarized below (in thousands):

	2003	2002	2001

Fixed maturities:
Cash proceeds	$78,360	$29,925	$117,564
Gross realized gains	2,206	766	1,407
Gross realized losses	(616)	(170)	(136)
Equity securities:
Cash proceeds	13,506	5,889	4,920
Gross realized gains	2,072	340	493
Gross realized losses	(1,217)	(4,057)	(265)

      Investment income (loss) consists of the following for the years ended December 31, 2003, 2002, and 2001 (in thousands):

	2003	2002	2001

Interest and dividend income	$2,045	$3,266	$4,019
Realized gains (losses)	2,445	(3,121)	1,499
Unrealized gains (losses)	(1,318)	2,318	(1,644)

	$3,172	$2,463	$3,874

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Prepayments and Other Current Assets

      Prepayments and other current assets consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Tires on tractors and trailers	$6,779	$7,082
Prepaid insurance	2,067	1,773
Prepaid licenses	1,471	1,438
Other	2,327	3,424

	$12,644	$13,717

(7)	Property and Equipment

      The detail of property and equipment at December 31, 2003 and 2002 is as follows (in thousands):

	2003	2002	Useful Lives

Tractors and trailers	$433,627	$421,615	4 to 10 years
Buildings and facilities (including leasehold improvements)	46,596	44,925	5 to 25 years
Land	12,344	11,958
Furniture, fixtures, and equipment	42,910	41,819	3 to 10 years
Service cars and equipment	3,731	3,111	3 to 10 years

	539,208	523,428
Less accumulated depreciation and amortization	383,635	346,765

	$155,573	$176,663

      Depreciation expense amounted to $45.4 million, $54.7 million, and $56.3 million for the years ended December 31, 2003, 2002, and 2001, respectively.

      The Company initiated an extensive remanufacturing program in 2002 in an effort to upgrade the existing fleet. The remanufacturing program includes structural improvements to tractors and trailers as well as engine replacements. The remanufacturing is expected to increase the useful life of a Rig to an average of 15 years. These remanufactured assets are depreciated over an estimated useful life of 6 years, using the straight-line method of depreciation. Total capital expenditures related to the remanufacturing program, including engine replacements, were approximately $14.8 and $19.0 million in 2003 and 2002, respectively.

      During 2002, the Company performed an analysis of certain fleet equipment that was recently idled. The assets were evaluated in order to determine if they were candidates for the fleet remanufacturing and engine replacement program. A total of 978 tractors and trailers were not considered viable candidates for the program and a decision was made that they would not be placed back into operations. As a result, depreciation was accelerated to the reduced useful life resulting in an additional charge of $2.1 million to depreciation expense in 2002. In 2003, disposal was completed for substantially all of the identified tractors and trailers.

(8)	Goodwill

      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, the Company no longer amortizes goodwill but reviews it annually for impairment, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of goodwill below its carrying value. Goodwill amortization for the year ended December 31, 2001 was $3.5 million.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The adoption of SFAS No. 142 required the Company to perform a transitional impairment assessment on all goodwill and indefinite lived intangible assets as of January 1, 2002. The Company compared the fair value of goodwill to carrying value. Fair values were derived using discounted cash flow analyses using a discount rate comparable to market rate of return on assets. The assumptions used in these discounted cash flow analyses were also consistent with the Company’s internal planning and represented the Company’s best estimates. The cumulative effect of this change in accounting principle was a decrease to the Axis Group goodwill due to less than expected performance by one of the business units. The non-cash, after-tax adjustment to net loss of $4.1 million is included in the accompanying statements of operations for the year ended December 31, 2002. The Company completed its annual reviews of goodwill during the fourth quarters of 2002 and 2003. No impairment was indicated.

      The Company’s reporting units are the Allied Automotive Group and the Axis Group. The following table sets forth the carrying value of goodwill by reporting unit as of December 31, 2003 and 2002 (in thousands):

	Allied
	Automotive
	Group	Axis Group	Total

Balance as of December 31, 2002	$73,043	$12,198	$85,241
Increase in carrying amount due to a change in currency rates	4,940	22	4,962

Balance as of December 31, 2003	$77,983	$12,220	$90,203

      The following table summarizes and reconciles net loss before the cumulative effect of the accounting change for the years ended December 31, 2003, 2002, and 2001, adjusted to exclude amortization expense recognized in such periods related to goodwill (in thousands, except per share data):

	2003	2002	2001

Reported net loss before cumulative effect of accounting change	$(8,604)	$(3,434)	$(39,496)
Add back after-tax amounts:
Goodwill amortization	0	0	2,375

Adjusted net loss before cumulative effect of accounting change	$(8,604)	$(3,434)	$(37,121)

Loss per share before accounting change:
Basic and diluted	$(1.02)	$(0.41)	$(4.86)
Goodwill amortization:
Basic and diluted	0	0	0.29

Adjusted loss per share before accounting change:
Basic and diluted	$(1.02)	$(0.41)	$(4.57)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Other Non-Current Assets

      Other non-current assets consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Cash surrender value of life insurance	$6,201	$6,203
Deferred financing costs	9,718	10,377
Prepaid pension cost	14,166	14,968
Deposits and other	2,692	3,945

	$32,777	$35,493

(10)	Equity Investments

      During 2001, Axis Group had interests in four joint ventures for the purpose of managing the distribution of vehicles in the United Kingdom and Brazil. Axis Group initially invested $10.4 million in the ventures.

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

      The Company accounted for the investments under the equity method of accounting with its share of the ventures’ earnings or loss, net of tax, reflected as equity in earnings of joint ventures, net of tax, in the consolidated statements of operations. The majority of the Company’s equity in earnings of joint ventures in 2001 was derived from its joint venture in the United Kingdom, Ansa Logistics Limited. Summarized financial information of Ansa Logistics Limited for the year ended December 31, 2001 is as follows (in thousands):

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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2001, Axis Group recorded an impairment charge of $10.0 million on its equity interest in the Brazilian joint venture. The Company sold its investment in Brazil for $3.0 million in the second quarter of 2002, which approximated the net book value. There was no equity in earnings or losses from this joint venture in 2003 or 2002.

(11)	Accrued Liabilities and Other Long-Term Liabilities

      Accrued liabilities consists of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Wages and benefits	$35,180	$41,903
Claims and insurance reserves	31,425	35,487
Other	14,332	12,739

	$80,937	$90,129

      As part of its turnaround initiatives, the Company implemented a program to achieve a significant reduction in corporate overhead expenses and to upgrade certain personnel. Targeted in the plan were workforce reductions as well as additional efforts to decrease discretionary spending and eliminate fixed costs. During 2003, the Company has continued to incur severance costs as part of its ongoing initiative to improve personnel quality and productivity. Accordingly, the Company terminated approximately 86 and 135 corporate and field employees with severance during 2003 and 2002, respectively. The following table summarizes the activity in the accrual for termination benefits for the years ended December 31, 2003 and 2002, (in thousands):

	2003	2002

Beginning balance	$1,076	$3,741
Additions to reserve charged to salaries, wages, and fringe benefits	1,043	2,321
Cash payments	(1,311)	(4,986)

Ending balance	$808	$1,076

      The accrual for termination benefits of $0.8 million and $1.1 million at December 31, 2003 and 2002, respectively, is included in accrued liabilities — wages and benefits above, and as such, the Company expects to pay the accrued benefits within the next twelve months.

      The long-term portion of claims and insurance reserves included in the balance sheets as other long-term liabilities was approximately $57.4 million and $61.0 million at December 31, 2003 and 2002, respectively.

(12)	Lease Commitments

      The Company leases equipment, office space, computer equipment, and certain terminal facilities under noncancelable operating lease agreements that expire in various years through 2010. Rental expenses under these leases were approximately $12.3 million, $11.4 million, and $11.3 million for the years ended December 31, 2003, 2002, and 2001, respectively.

      Included in the noncancelable leases discussed above, the Company has operating lease commitments for approximately 387 Rigs. The term of the leases is seven years and expire between 2005 and 2010. The lease agreements contain residual guarantees of up to 20% of the original cost of the Rigs.

      The Company also leases certain terminal facilities under cancelable leases (i.e., month-to-month terms). The total rental expenses under these leases were approximately $2.4 million, $3.5 million, and $4.1 million for the years ended December 31, 2003, 2002, and 2001, respectively.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has sublease agreements with third parties for two leased buildings. The subleases expire between 2004 and 2007. Total sublease income earned during 2003, 2002, and 2001 was approximately $1.1 million, $1.0 million, and $1.0 million, respectively.

      Future minimum rental commitments and related sublease income under all noncancelable operating lease agreements, excluding lease agreements that expire within one year, are as follows as of December 31, 2003 (in thousands):

		Sublease
	Commitments	Income

2004	$11,374	$747
2005	10,669	552
2006	7,061	215
2007	4,660	148
2008	418	0
Thereafter	475	0

Total	$34,657	$1,662

(13)	Long-Term Debt and Borrowings Under Revolving Credit Facility

      Long-term debt consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Term Loan A	$0	$7,474
Term Loan B	0	25,684
Term Loan C	0	11,432
Term Loan D	0	29,250
New Term Loan	96,500	0
Senior notes	150,000	150,000

	246,500	223,840
Less current maturities of long-term debt	(16,374)	(10,785)

	$230,126	$213,055

      On September 30, 1997, the Company issued $150 million of 8 5/8% senior notes (the “Notes”) through a private placement. Subsequently, the Notes were registered with the Securities and Exchange Commission. The net proceeds from the Notes were used to fund the acquisition of Ryder Automotive Carrier Services, Inc. and RC Management Corp., pay related fees and expenses, and reduce outstanding indebtedness. The Notes are payable in quarterly installments of interest only, and mature on October 1, 2007.

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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On February 25, 2002, the Company entered into a new credit facility which included four term loans (the “Term Loans”) totaling $82.75 million and a $120 million revolving credit facility. Proceeds from the Term Loans were used to repurchase $40 million of senior subordinated notes for $37.25 million. In conjunction with the extinguishment of these senior subordinated notes, the Company recognized a pre-tax gain of $2.75 million during 2002.

      The Company amended the facility in September 2003 (the Credit Facility and amendments thereto are collectively referred to as the “Credit Facility”). The Credit Facility as amended in September 2003 provides the Company with a $90 million revolving credit facility (the “Revolver”) and a $100 million term loan (the “New Term Loan”) which consolidated amounts outstanding under Term Loans A, B, C, and D as well as some of the borrowings under the existing Revolver. The New Term Loan is payable in quarterly installments of principal and interest. As part of the amendment, the maturity date of the Credit Facility was extended to September 2007. Although the Credit Facility has a maturity date of September 2007, the Company has classified the Revolver as current based on the requirement of EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement”.

      The interest rate for the Revolver is based upon the prime rate plus 1.5%, or LIBOR plus 4.5%, at management’s discretion, with a minimum interest rate of 6.5%. The Credit Facility, as amended, provides that the New Term Loan bears interest between 8.5% and 11.5% to be determined solely on the Company’s leverage as defined in the agreement. At December 31, 2003, the interest rates on the Revolver and the New Term Loan were 6.5% and 8.5%, respectively. Prior to the amendment, the interest rate on the Term Loans was based solely on a spread over the prime rate. Annual commitment fees are due on the undrawn portion of the commitment.

      The amount available under the $90 million Revolver may be reduced based on a calculation of Revolver collateral. At December 31, 2003, $80.8 million Revolver collateral was available. Approximately $29.3 million of the Revolver was committed under letters of credit primarily related to the settlement of insurance claims. At December 31, 2003, $0 loans were outstanding under the Revolver. Accordingly, the Company had approximately $51.5 million available under the Revolver as of December 31, 2003.

      Borrowings under the Company’s Credit Facility are secured by a first priority security interest on assets of the Company and certain of its subsidiaries, including a pledge of stock of certain subsidiaries and excluding restricted cash, cash equivalents and investments. If the Company were unable to repay any borrowing under its Credit Facility when due, the lenders thereunder would have the right to proceed against the collateral granted to them to secure the debt. Any default under the Company’s debt instruments, particularly any default that resulted in acceleration of indebtedness or foreclosure on collateral, would have a material adverse effect on the Company.

      The Credit Facility agreement sets forth a number of affirmative, negative, and financial covenants binding on the Company. The Credit Facility contains a “subjective acceleration clause” which permits the lenders to accelerate the maturity date of the Credit Facility if an event or development occurs which could reasonably be expected to have a “material adverse effect” on the Company, as defined in the Credit Facility. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants require the Company to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization, and gains and losses on disposal of operating assets amount and also include a maximum leverage ratio. The Company was in compliance with the various covenants set forth in the Credit Facility at December 31, 2003. On March 30, 2004, the Company obtained the consent of its lenders under the Credit Facility to deliver its financial statements for the year ended December 31, 2003 on or before April 15, 2004.

      There can be no assurance that the Company will be able to comply with these covenants or its other debt covenants or that if it fails to do so, it will be able to obtain amendments to or waivers of such covenants.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Failure of the Company to comply with covenants contained in its debt instruments, if not waived, or to adequately service debt obligations, could result in default under the Credit Facility. Any default under the Company’s debt instruments, particularly any default that results in an acceleration of indebtedness or foreclosure on collateral could have a material adverse effect on the Company.

      Future maturities of long-term debt are as follows at December 31, 2003 (in thousands):

2004	$16,374
2005	13,500
2006	13,500
2007	203,126

$246,500

(14)	Employee Benefits

(a)	Pension and Postretirement Benefit Plans

      The Company maintains the Allied Defined Benefit Pension Plan, a trusteed noncontributory defined benefit pension plan for management and office personnel in the United States, under which, benefits are paid to eligible employees upon retirement based primarily on years of service and compensation levels at retirement. Contributions to the Plan reflect benefits attributed to employees’ services to date and services expected to be rendered in the future. The Company’s funding policy is to contribute annually at a rate that is intended to fund future service benefits at a level percentage of pay and past service benefits over a 30-year period. Effective April 30, 2002, the Company froze employee years of service and compensation levels in the Allied Defined Benefit Pension Plan.

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

      In 1997, in connection with the Ryder acquisition, the Company assumed the obligations of a postretirement benefit plan to provide retired employees with certain health care and life insurance benefits. Substantially all employees employed at the time of the acquisition and not covered by union-administered medical plans and who had retired as of September 30, 1997 were eligible for these benefits. Benefits were generally provided to qualified retirees under age 65 and eligible dependents. Employees retiring after September 30, 1997 are not entitled to any postretirement medical or life insurance benefits. Furthermore, the Company took over two defined pension plans for a certain terminal, which are currently active. One of the plan’s benefits provides a monthly benefit based on years of service upon retirement. The other plan provides benefits to eligible employees upon retirement based primarily on years of service and compensation levels at retirement.

      All disclosures related to the Company’s pension and postretirement benefit plans have been prepared in accordance with SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, as revised in December 2003.

      The Company uses a measurement date of December 31 for the two postretirement benefit plans and for one of the defined benefit pension plans. The Company uses a measurement date of September 30 for the other two defined benefit pension plans.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The change in the projected benefit obligation of the defined benefit pension plans and the postretirement benefit plans consisted of the following during fiscal years 2003 and 2002 (in thousands):

	Defined Benefit		Postretirement Benefit
	Pension Plans		Plans

	2003	2002	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of fiscal year	$40,170	$37,306	$9,911	$9,626
Service cost	89	91	52	0
Interest cost	2,691	2,738	616	636
Plan amendments and other	0	0	0	(4)
Actuarial loss (gain)	3,512	3,192	164	1,099
Canada Plan vested benefits transfer	0	(20)	0	0
Benefits paid	(2,815)	(3,137)	(2,133)	(1,446)

Benefit obligation at end of fiscal year	$43,647	$40,170	$8,610	$9,911

      The change in plan assets and funded status of the defined benefit pension plans and the postretirement benefit plans consisted of the following during fiscal years 2003 and 2002 (in thousands):

	Defined Benefit		Postretirement Benefit
	Pension Plans		Plans

	2003	2002	2003	2002

Change in plan assets:
Fair value of plan assets at beginning of year	$38,089	$33,310	$0	$0
Actual return on plan assets	8,815	(3,749)	0	0
Employer contributions	747	11,685	2,133	1,446
Canada Plan vested benefits transfer	0	(20)	0	0
Benefits paid	(2,815)	(3,137)	(2,133)	(1,446)

Fair value of plan assets at end of year	$44,836	$38,089	$0	$0

Reconciliation of funded status:
Funded status excess (deficiency)	1,189	(2,080)	(8,610)	(9,911)
Unrecognized actuarial loss	13,256	17,408	1,938	1,844
Unrecognized prior service cost	183	231	(630)	(700)
Unrecognized transition asset	0	(20)	0	0
Additional minimum liability	(2,886)	(3,323)	0	0

Net asset (liability) recognized	$11,742	$12,216	$(7,302)	$(8,767)

Amounts recognized in the consolidated balance sheets consist of:
Pension asset	$14,166	$14,968	$0	$0
Pension and postretirement benefit obligations	(2,424)	(2,752)	(7,302)	(8,767)

	$11,742	$12,216	$(7,302)	$(8,767)

      The accumulated benefit obligation for the defined benefit pension plans was the same as the projected benefit obligation at December 31, 2003 and 2002.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company recognizes a minimum pension liability for under funded pension plans. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset, to the extent of previously unrecognized prior service cost, or a reduction of stockholders’ equity. The Company recorded an additional minimum liability of $2.9 million and $3.3 million as of December 31, 2003 and 2002, respectively. An intangible asset of $0.6 million and $0.7 million was recorded as of December 31, 2003 and 2002, respectively.

      The Company has one defined benefit plan in which the fair value of plan assets exceeds the benefit obligation. The value of the assets and obligation was $39.5 million and $35.9 million, respectively, at December 31, 2003, and $33.7 million and $32.9 million at December 31, 2002. The Company has two defined benefit plans in which the fair values of the plan assets are less than the benefit obligation. The aggregate values of the assets and obligations were $5.4 million and $7.8 million, respectively, at December 31, 2003, and $4.4 million and $7.3 million at December 31, 2002.

      The following assumptions were used in determining the actuarial present value of the projected pension benefit obligation and postretirement benefit obligation at December 31, 2003 and 2002:

	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans

	2003	2002	2003	2002

Weighted average discount rate	6.25% and 6.00%	6.75%	6.25%	6.75%
Weighted average expected long-term rate of return on assets	8.50%	8.50%	N/A	N/A
Weighted average rate of compensation increase	N/A	N/A	N/A	N/A

      The following assumptions were used in determining the net benefit cost at December 31, 2003 and 2002:

	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans

	2003	2002	2003	2002

Weighted average discount rate	6.75%	7.50%	6.75%	7.75%
Weighted average expected long-term rate of return on assets	8.50%	8.50%	N/A	N/A
Weighted average rate of compensation increase	N/A	N/A	N/A	N/A

      To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net periodic benefit cost recognized for the defined benefit pension plans and the postretirement benefit plans includes the following components at December 31, 2003 and 2002 (in thousands):

	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans

	2003	2002	2003	2002

Components of net periodic benefit cost:
Service cost	$89	$91	$52	$0
Interest cost	2,691	2,738	616	636
Expected return on plan assets	(3,119)	(2,754)	0	0
Amortization of unrecognized net actuarial loss (gain)	1,415	499	71	(17)
Amortization of prior service cost	48	89	(70)	(35)
Amortization of transition asset	(20)	(50)	0	0
Recognized actuarial loss	216	38	0	0

Net periodic benefit cost	$1,320	$651	$669	$584

      The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care trend rate) for the health plans is 8.33% and 10.33% for participants prior to age 65 and after age 65, respectively, for 2003 grading to 5.5% over 5 years and 8 years, respectively. The weighted average annual assumed rate of increase in the per capital cost of covered benefits (i.e., health care trend rate) for the health plans is 9.0% and 11% for participants prior to age 65 and after age 65, respectively for 2002 grading to 5.5% over 6 years and 9 years, respectively. A 1% change in the assumed trend rate would have the following effect at December 31, 2003 (in thousands):

	1% Increase	1% Decrease

Accumulated postretirement benefit obligation	$1,035	$(879)
Total of service and interest cost	$64	$(54)

      The weighted average asset allocation of the pension and postretirement benefit plans is as follows at December 31, 2003 and 2002:

	Defined Benefit
	Pension Plans

Asset Category	2003	2002

Cash	.9%	.6%
Fixed income	25.0%	22.1%
Core equity	34.3%	35.5%
Real estate investment trust	9.9%	10.3%
Small cap	15.9%	16.5%
International equity	14.0%	15.0%

Total	100.0%	100.0%

      The Company’s investment strategy for the plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to secure its obligation to pay benefits to qualifying employees while minimizing and stabilizing expense and contributions. The asset allocation for each plan is reviewed periodically for balancing of the asset mix within predetermined ranges by asset category. Risk is managed for each plan through these predetermined ranges by asset category, diversification of asset classes, periodic review of the investment policies, and monitoring of fund managers for compliance with policies and performance as compared to a benchmark portfolio.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company expects to contribute $0.7 million to its defined benefit pension plans and $2.2 million for its postretirement benefit plans in 2004.

      A substantial number of the Company’s employees are covered by union-sponsored, collectively bargained, multiemployer pension plans. The Company contributed and charged to expense approximately $39.1 million, $40.0 million, and $41.5 million for the years ended December 31, 2003, 2002, and 2001, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man-hours worked. In the event the Company withdraws from participating in these plans, the Company could incur a withdrawal liability. If withdrawal were to occur, the liability would be actuarially determined based on factors at the time of withdrawal and as such, the liability is not readily determinable as of December 31, 2003. In the opinion of management, the Company has no current intention of withdrawing from the plans.

      Also, a substantial number of the Company’s employees are covered by union-sponsored, collectively bargained, multiemployer health and welfare benefit plans. The Company contributed and charged to expense approximately $44.3 million, $41.1 million, and $40.5 million in 2003, 2002, and 2001, respectively, in connection with these plans. These required contributions are determined in accordance with the provisions of negotiated labor contracts.

(b)	401(k) Plan

      The Company has a 401(k) plan covering all of its employees in the United States. The Company eliminated its 401(k) employer contribution in 2001, re-instated the employer contribution in 2002 for employees below the level of Vice President, and again eliminated the employer contribution in 2003. The Company contributes the lesser of 3% of participant wages or $1,000 per year for each nonbargaining unit participant in the plan, excluding employees at the Vice President level and above. The Company contributed approximately $0, $400,000, and $0 to the plan during the years ended December 31, 2003, 2002, and 2001, respectively. The Company did not pay administrative expenses for the 401(k) plan in fiscal years 2003, 2002 or 2001.

(c)	Employee Stock Purchase Plan

      During December 1998, the Company approved an Employee Stock Purchase Plan (the ESPP). The ESPP allows eligible employees, as defined, the right to purchase common stock of the Company on a quarterly basis at 85% of the lower of the fair market value on the first business day of the calendar quarter or on the last business day of the calendar quarter. In 2003 and 2002, there were 1,050,000 and 700,000 shares, respectively, of the Company’s common stock reserved under the ESPP, of which 131,000 and 160,000 shares, respectively, were issued to employees during 2003 and 2002. At December 31, 2003, the remaining shares available under the ESPP are 363,000.

(d)	Long-term Incentive Plan

      The Company has a long-term incentive plan which allows the issuance of grants or awards of incentive stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees and directors of the Company to acquire up to 2,000,000 shares of the Company’s common stock. See additional disclosure at Note (19).

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Income Taxes

      The loss before income taxes and cumulative effect of change in accounting principle consisted of the following (in thousands):

	2003	2002	2001

U.S.	$104	$(7,224)	$(62,872)
Foreign	(2,442)	2,661	2,083

Total loss before tax and cumulative effect of change in accounting principle	$(2,338)	$(4,563)	$(60,789)

      The following summarizes the components of the income tax benefit (in thousands):

	2003	2002	2001

Current:
Federal	$5	$616	$0
State	(60)	342	(38)
Foreign	(593)	(455)	448
Deferred:
Federal	6,335	(137)	(18,015)
State	364	(1,720)	(3,190)
Foreign	215	225	(498)

Total income tax expense (benefit)	$6,266	$(1,129)	$(21,293)

      The provision for income taxes differs from the amounts computed by applying federal statutory rates of 34% due to the following (in thousands):

	2003	2002	2001

Benefit computed at the federal statutory rate	$(795)	$(1,551)	$(20,668)
State income taxes, net of federal income tax effects	200	(909)	(2,130)
Tax benefit associated with sale of joint ventures	0	0	(1,151)
Amortization of goodwill	0	0	524
Nondeductible expenses	415	623	909
Equity income in affiliates, reflected net of tax	0	0	(964)
Reversal of previously accrued taxes	0	0	(2,221)
Valuation allowance	6,830	410	4,717
Other, net	(384)	298	(309)

Total income tax expense (benefit)	$6,266	$(1,129)	$(21,293)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2003 and 2002 is as follows (in thousands):

	2003	2002

Deferred tax assets:
Claims and insurance expense	$32,866	$34,159
Accrued compensation expense	4,545	5,610
Postretirement benefits	2,722	3,353
Other liabilities not currently deductible	3,310	3,567
Bad debt allowances	1,269	2,078
Tax carryforwards	18,271	17,167
Cumulative other comprehensive income	1,889	5,965
Other, net	552	689

Total deferred tax assets	65,424	72,588

Valuation allowance	(14,918)	(7,115)

Deferred tax liabilities:
Prepaids currently deductible	(3,373)	(3,413)
Depreciation and amortization	(38,276)	(42,288)
Other, net	(8,857)	(7,692)

Total deferred tax liabilities	(50,506)	(53,393)

Net deferred tax assets (liabilities)	$0	$12,080

      The net changes in the total valuation allowance for the years ended December 31, 2003 and 2002 were increases of $7.8 million and $2.4 million, respectively. Included in the 2003 increase is a $6.8 million non-cash charge to record a valuation allowance against its net deferred tax assets due to net losses in 2003 and prior years based on management’s conclusion that it is not “more likely than not” that the deferred tax assets will be recovered.

      At December 31, 2003, the Company had federal net operating loss carryforwards of $16.8 million. The federal and state loss carryforwards expire at various dates up to 2023. The Company had federal capital loss carryforwards of $6.0 million that expire in 2007. In addition, $7.0 million of tax credit carryforwards are available to reduce future income taxes. Of the tax credit carryforwards, $6.3 million consists of foreign tax credits that expire from 2004 to 2008 and $0.7 million consists of alternative minimum tax credits that have no expiration.

      In the normal course of business, we are subject to audits from the federal, state, Canadian provincial and other tax authorities regarding various tax liabilities. The Canadian taxing authorities are currently auditing the years 1998 through 2001 for our Canadian entities. In March 2001, the Internal Revenue Service closed its examination of the Company’s tax returns for years up to and including 1997. The examination did not result in any additional tax liabilities. As a result of completing the audits, the Company reversed a portion of the previously accrued taxes, increasing the tax benefit for the year ended December 31, 2001 by $2.2 million.

      These audits may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amount accrued. We believe that taxes accrued on the consolidated balance sheet fairly represent the amount of future tax liability due.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Supplemental Disclosures of Cash Flow Information

	2003	2002	2001

Cash paid during the year for interest	$24,562	$26,607	$37,726
Cash paid during the year for income taxes, net of refunds	(739)	876	1,520

(17)	Commitments and Contingencies

(a)	Customer Contracts

      The Company negotiates fixed rates with its customers for the delivery of vehicles. The delivery rates are based on contract agreements that expire at various dates through March 2006. During 2001, the Company renegotiated rates for all of its customers to include an administrative processing fee for services provided. In 2004, the Company renewed its vehicle delivery agreement with General Motors Corporation. The renewal extended the expiration date to March 2006. The new contract included certain commitments by both the Company and General Motors. The Company also renewed its contracts with Toyota and Honda for expiration in November 2004 and March 2005, respectively.

      The contracts with UPS Autogistics, DaimlerChrysler and Toyota can be terminated by location for any reason or no reason based on 60 to 150 days’ notice. The contract with General Motors can be terminated by location for failure to comply with service and quality standards set forth in the contract. The Company has 30 days to cure any such noncompliance by location and General Motors may terminate by location on 30 days notice following a failure to cure.

(b)	Letters of Credit

      At December 31, 2003, the Company has agreements with third parties that provide for $111.4 million of letters of credit primarily relating to settlements of insurance claims and reserves and support for a line of credit at one of the Company’s foreign subsidiaries. $29.3 million of these letters of credit are issued by the Company and are secured by available borrowings on the revolving credit agreement and $82.1 million are issued by the Company’s wholly owned captive insurance subsidiary Haul Insurance Limited and are collateralized by $82.1 million of restricted cash and cash equivalents held by the captive. These letters of credit are renewed by the Company annually.

(c)	Litigation, Claims, and Assessments

      The Company is involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

      Since its last annual filing, Allied has settled all outstanding litigation with Ryder System, Inc. The litigation was previously disclosed in company filings. The litigation arose in connection with the acquisition by the Company of Ryder Automotive Carrier Services, Inc. and RC Management Corp. from Ryder System, Inc. in September 1997, and consisted of three actions. In Ryder Systems, Inc. v. Allied Holdings, Inc., AH Acquisition Corp. and Allied Automotive Group (the “Ryder Action”), Ryder alleged that the Company failed to substitute itself for Ryder under an insurance policy covering third-party claims and with various state agencies that regulate matters such as self-insured workers’ compensation. Ryder also alleged that the Company was obligated to take certain steps to transfer from Ryder to itself the ownership and administrative responsibility for two pension plans. The other two actions, Gateway Development & Manufacturing, Inc. v. Commercial Carriers, Inc., et al. and Commercial Carriers, Inc. v. Gateway Development & Manufacturing, Inc., et al. (collectively the “Gateway/ CCI Actions”), both centered around the contention

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the Company breached legal duties with respect to a failed business transaction involving Gateway Development, Ryder Truck Rental, Inc., and Ryder System.

      Under terms of the settlement agreement, Ryder System has paid the Company approximately $1.4 million, and Ryder’s insurance carrier has paid the Company approximately $1.6 million. The Company had previously recorded a receivable of $1.0 million from Ryder System, Inc. and its insurance carrier, and recorded the remaining $2.0 million of the amount received as income. The payment from Ryder represents the settlement of various claims and disputes that have arisen since the 1997 acquisition. The payment from Ryder’s insurance carrier represents a reimbursement for amounts paid by the Company in excess of the self-insured retention for workers’ compensation and automobile liability claims assumed in the acquisition of Ryder’s Automotive Carrier Group. The Company and Ryder System have agreed to dismiss all litigation each party had brought against the other as part of the settlement, which has resulted in the complete dismissal of the Ryder Action. Except with respect to expenses already incurred, Ryder has agreed to indemnify Allied for all costs, including legal fees and any potential judgment against Allied, arising out of the Gateway/CCI Actions. Therefore, although the Gateway/CCI Actions remain pending, the settlement will provide Allied with indemnification from Ryder System as to exposure to future legal fees or any potential judgment against the Company.

      As part of the settlement agreement, the Company has issued a letter of credit for $3.5 million in favor of Ryder System and has agreed to increase the letter of credit by $1 million each quarter starting in the fourth quarter 2003 through the third quarter of 2005. The letter of credit may only be drawn by Ryder System if the Company fails to pay workers’ compensation and liability claims assumed by the Company in the Ryder Automotive Carrier Group acquisition. The Company has provided the letter of credit in favor of Ryder System because Ryder has issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims assumed by the Company. By September 30, 2005, and periodically thereafter, an actuarial valuation will be made to determine the remaining outstanding amount of workers’ compensation and liability claims assumed by Allied, and the letter of credit issued by the Company in favor of Ryder System will be adjusted accordingly. (See (b) of this Note.)

(d)	Employment Agreements

      The Company has entered into employment agreements with certain executive officers of the Company. The agreements provide for compensation to the officers in the form of annual base salaries and bonuses based on performance criteria. The employment agreements also provide for severance benefits upon the occurrence of certain events, including a change in control, as defined in such agreements.

(e)	Purchase and Service Contract Commitments

      In April 2001, the Company entered into a five-year commitment with IBM to provide its mainframe computer processing services. In December 2003, the Company amended the agreement. The amended agreement is a ten-year commitment, commencing February 2004, for IBM to provide additional services to manage applications for EDI, network services, technical services, and applications development and support. Payments under this contract, prior to its amendment, amounted to approximately $5.9 million, $5.3 million, and $4.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The agreement includes outsourcing at determinable prices defined within the agreement. The purchase commitment over the life of the agreement totals $108.6 million as follows:

		Payments Due by Year

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Purchase Obligations	$108,558	$10,045	$20,714	$21,347	$56,452

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Collective Bargaining Agreements

      On March 24, 2003, the Company successfully negotiated the renewal of its contract with its employees represented by the Teamsters Union in Eastern Canada. Allied Systems (Canada) Company and the Teamsters Union in Eastern Canada had been operating under a contract that expired on October 31, 2002. The new contract will expire on October 31, 2005. The contract covers the drivers, mechanics, and yard personnel represented by the Teamsters Union in the provinces of Ontario and Quebec, and represents approximately 70% of the Company’s total bargaining unit employees in Canada.

      Employees of the Company’s subsidiary, Allied Systems, which represents approximately 80% of the Company’s U.S. employees, are represented by the International Brotherhood of Teamsters Union in the United States. A new collective bargaining agreement, which covers the Company’s employees represented by the Teamsters, commenced on June 1, 2003 and will expire on May 31, 2008.

(18)	Industry Segment and Geographic Information

      In accordance with the requirements of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company has identified two reportable segments through which it conducts its operating activities: Allied Automotive Group and Axis Group. These two segments reflect the internal reporting used by management to assess performance and allocate resources. Allied Automotive Group is engaged in the business of transporting automobiles, light trucks, and SUVs from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group, through its subsidiaries, is engaged in the business of securing and managing vehicle distribution services, automobile inspections, auction and yard management services, intra-modal transport, vehicle tracking, vehicle accessorization, and dealer preparatory services for the automotive industry.

	2003	2002	2001

	(in thousands)
Revenues — unaffiliated customers:
Allied Automotive Group	$836,835	$868,041	$868,222
Axis Group	28,628	30,019	28,545
Corporate/other	0	0	0

Total	$865,463	$898,060	$896,767

Depreciation and amortization:
Allied Automotive Group	$39,427	$48,984	$53,187
Axis Group	2,887	2,956	3,813
Corporate/other	3,242	2,940	3,358

Total	$45,556	$54,880	$60,358

Operating profit (loss):
Allied Automotive Group	$11,655	$9,021	$(48,459)
Axis Group	4,476	4,312	1,870
Corporate/other	2,352	7,675	8,880

Total	18,483	21,008	(37,709)
Reconciling items:
Equity income in joint ventures	0	0	4,072
Gain on sale of equity investment in joint ventures	0	0	16,230
Write down of equity investment in joint venture	0	0	(10,042)
Interest expense	(29,138)	(30,627)	(37,574)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

	(in thousands)
Investment income	3,172	2,463	3,874
Foreign exchange gain (loss)	3,169	108	(829)
Other, net	1,976	2,485	1,189

Loss before income taxes and cumulative effect of change in accounting principle	$(2,338)	$(4,563)	$(60,789)

Total Assets:
Allied Automotive Group	$279,208	$299,339	$353,558
Axis Group	31,993	35,663	43,881
Corporate/other	144,534	133,385	135,953

Total	$455,735	$468,387	$533,392

Capital expenditures:
Allied Automotive Group	$17,959	$21,416	$19,198
Axis Group	299	217	2,198
Corporate/other	297	153	67

Total	$18,555	$21,786	$21,463

      Geographic financial information for 2003, 2002, and 2001 is as follows (in thousands):

	2003	2002	2001

Revenues:
United States	$707,068	$746,777	$747,018
Canada	158,395	151,283	149,749

	$865,463	$898,060	$896,767

Long-lived assets:
United States	$212,242	$239,087	$269,509
Canada	66,311	58,310	59,581

	$278,553	$297,397	$329,090

      Revenues are attributed to the respective countries based on the location of the origination terminal.

      Substantially all of the Company’s revenues and receivables are generated from the automotive industry.

      In 2003, 2002, and 2001, approximately 72%, 73%, and 68%, respectively, of the Allied Automotive Group’s revenues were derived from the three largest domestic automobile manufacturers. In 2003, 2002, and 2001, General Motors Corporation accounted for approximately 36%, 36%, and 28%, respectively, of revenues; Ford Motor Company accounted for approximately 23%, 24%, and 25%, respectively, of revenues; and DaimlerChrysler Corporation accounted for approximately 13%, 13%, and 15%, respectively, of revenues. As of December 31, 2003 and 2002, General Motors Corporation accounted for approximately 20% and 26%, respectively, of receivables; Ford Motor Company accounted for approximately 29% and 32%, respectively, of receivables; and DaimlerChrysler Corporation accounted for approximately 10% and 9%, respectively, of receivables.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Stockholders’ Equity

      The Company has authorized 5,000,000 shares of preferred stock with no par value. No shares have been issued, and therefore, there were no shares outstanding at December 31, 2003 and 2002. The board of directors has the authority to issue these shares and to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

      In 2003, the Company reserved 225,000 shares of common stock under the 2003 Stock Issuance Plan. In August 2003, the Company awarded 250 shares of common stock to each full time nonbargaining U.S. employee other than those at the level of Senior Vice President or above. The shares vest one year from the date of issuance. In addition, the Company agreed to award 250 shares of common stock in August 2004 to each full time nonbargaining unit employee in Canada as of August 1, 2003 other than those at the level of Senior Vice President or above. In connection with the shares granted, the Company recorded compensation expense of $0.3 million in 2003. Shares granted, net of reductions for employee terminations, were 185,250 as of December 31, 2003, and the shares were valued at $3.42 on the date of grant.

      The Company has a long-term incentive plan which allows the issuance of grants or awards of incentive stock options, restricted stock, stock appreciation rights, performance units, and performance shares to employees and directors of the Company to acquire up to 2,000,000 shares of the Company’s common stock.

      No restricted stock was granted during 2003, 2002, or 2001, other than shares granted under the 2003 Stock Issuance Plan. During 2003, 2002, and 2001, 3,590, 12,478, and 92,094 shares, respectively, of restricted stock were canceled. Compensation expense is recorded net of forfeitures over the vesting period of the restricted stock. In connection with the awards of the restricted stock, the Company recorded compensation (benefit) expense of $0.1 million, ($0.06 million), and $0.2 million, in 2003, 2002, and 2001, respectively. As of December 31, 2003, 2002, and 2001, restricted stock shares outstanding were 170,993, 172,534, and 202,985, respectively.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, the Company has granted nonqualified and incentive stock options under the long-term incentive plan. Options granted become exercisable after one year in 20%, 33 1/3%, or 50% increments per year and expire ten years from the date of the grant.

			Weighted
		Option Price	Average
	Shares	(Per Share)	Exercise Price

Outstanding as of December 31, 2000	290,300	$7.06 — 17.13	$8.37
Granted	850,000	$1.80 — 2.77	$2.56
Canceled	(120,000)	$7.06 — 17.13	$8.03

Outstanding as of December 31, 2001	1,020,300	$1.80 — 11.75	$3.56
Granted	648,000	$2.60 — 5.15	$4.01
Canceled	(56,000)	$2.35 — 11.75	$5.58

Outstanding as of December 31, 2002	1,612,300	$1.80 — 11.75	$3.45
Granted	138,000	$3.15 — 3.51	$3.36
Canceled	(10,333)	$2.60 — 5.15	$4.58
Exercised	(30,000)	$3.70	$3.70

Outstanding as of December 31, 2003	1,709,967	$1.80 — 11.75	$3.65

	2003	2002	2001

Options exercisable at year-end	1,122,319	531,631	146,964
Weighted average exercise price of options exercisable at year-end	$3.67	$4.31	$8.85
Per share weighted average fair value of options granted during the year	$3.36	$4.01	$2.57

      The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

	Options Outstanding at			Options Exercisable at
	December 31, 2003			December 31, 2003
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

			(Years)
$1.80 — 3.70	1,256,000	$2.76	8.03	867,676	$2.67
$4.30 — 7.06	370,667	$5.31	7.88	171,343	$5.79
$9.50 — 11.75	83,300	$9.72	2.39	83,300	$9.72

	1,709,967		7.72	1,122,319

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Quarterly Financial Data (Unaudited)

	2003

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Revenues	$213,592	$230,078	$197,089	$224,704
Operating (loss) income	(1,716)	7,552	3,147	9,500
Net (loss) income	(5,664)	3,372	(1,975)	(4,337)
Net (loss) earnings per share:
Basic	$(0.67)	$0.40	$(0.23)	$(0.51)
Diluted	(0.67)	0.39	(0.23)	(0.51)
Average shares outstanding:
Basic	8,409	8,462	8,507	8,533
Diluted	8,409	8,700	8,507	8,533

	2002

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Revenues	$213,259	$238,984	$212,985	$232,832
Operating income (loss)	3,765	9,897	(1,400)	8,746
Net (loss) income(1)	(5,248)	2,109	(6,482)	2,095
Net (loss) earnings per share:
Basic(1)	$(0.64)	$0.25	$(0.78)	$0.25
Diluted(1)	(0.64)	0.24	(0.78)	0.24
Average shares outstanding:
Basic	8,252	8,300	8,324	8,360
Diluted	8,252	8,781	8,324	8,646

(1)	The quarter ended March 31, 2002 includes the cumulative effect of a change in accounting principle, net of taxes, of $(4,092), or $(.50) per share.

      Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share in 2003 and 2002 does not equal the total computed for the year.

(21)	Supplemental Guarantor Information

      The following consolidating balance sheet information, statements of operations information, and statements of cash flows information present the financial statement information of the parent company and the combined financial statements information of the Guarantor subsidiaries and Nonguarantor Subsidiaries. The Guarantors are jointly and severally liable for the Company’s obligations under the Notes and there are no restrictions on the ability of the Guarantors to make distributions to the Company. See note (12) for a description of the Notes and a listing of the Nonguarantor subsidiaries.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The supplemental consolidating balance sheet information as of December 31, 2003 is as follows (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$549	$1,166	$433	$0	$2,148
Restricted cash and cash equivalents	0	0	26,267	0	26,267
Receivables, net of allowance for doubtful accounts	0	50,842	4,268	0	55,110
Inventories	0	4,983	0	0	4,983
Deferred tax asset — current	17,518	2,695	0	0	20,213
Prepayments and other current assets	1,750	10,860	34	0	12,644

Total current assets	19,817	70,546	31,002	0	121,365

Property and equipment, net	6,695	145,912	2,966	0	155,573
Goodwill, net	1,515	88,688	0	0	90,203
Other assets:
Restricted cash and cash equivalents	0	0	55,817	0	55,817
Other	30,327	1,679	771	0	32,777
Deferred tax asset — noncurrent	14,875	0	0	(14,875)	0
Intercompany receivables	63,954	0	(10,677)	(53,277)	0
Investment in subsidiaries	32,631	5,626	0	(38,257)	0

Total other assets	141,787	7,305	45,911	(106,409)	88,594

Total assets	$169,814	$312,451	$79,879	$(106,409)	$455,735

Current liabilities:
Current maturities of long-term debt	$0	$16,374	$0	$0	$16,374
Borrowings under revolving credit facility	0	0	0	0	0
Trade accounts payable	2,175	32,025	72	0	34,272
Intercompany payables	0	53,277	0	(53,277)	0
Accrued liabilities	8,825	56,614	15,498	0	80,937

Total current liabilities	11,000	158,290	15,570	(53,277)	131,583

Long-term debt, less current maturities	150,000	80,126	0	0	230,126
Postretirement benefits other than pensions	0	5,302	0	0	5,302
Deferred income taxes	0	35,088	0	(14,875)	20,213
Other long-term liabilities	0	27,011	32,686	0	59,697
Stockholders’ equity:
Common stock, no par value	0	0	0	0	0
Additional paid-in capital	47,511	166,130	2,488	(168,618)	47,511
Treasury stock	(707)	0	0	0	(707)
Retained (deficit) earnings	(35,024)	(148,516)	29,135	119,381	(35,024)
Cumulative other comprehensive loss, net of tax	(2,966)	(10,980)	0	10,980	(2,966)

Total stockholders’ equity	8,814	6,634	31,623	(38,257)	8,814

Total liabilities and stockholders’ equity	$169,814	$312,451	$79,879	$(106,409)	$455,735

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The supplemental consolidating balance sheet information as of December 31, 2002 is as follows (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$7	$1,936	$7,505	$0	$9,448
Restricted cash and cash equivalents	0	0	805	0	805
Restricted short-term investments	0	0	19,502	0	19,502
Receivables, net of allowance for doubtful accounts	0	56,003	2,509	0	58,512
Inventories	0	5,071	0	0	5,071
Deferred tax asset — current	20,494	2,211	0	0	22,705
Prepayments and other current assets	2,677	10,826	214	0	13,717

Total current assets	23,178	76,047	30,535	0	129,760

Property and equipment, net	8,957	164,501	3,205	0	176,663
Goodwill, net	1,515	83,726	0	0	85,241
Other assets:
Restricted short-term investments	0	0	41,230	0	41,230
Other	31,828	2,743	922	0	35,493
Deferred tax asset — noncurrent	7,445	0	0	(7,445)	0
Intercompany receivables	55,952	0	91	(56,043)	0
Investment in subsidiaries	28,466	5,111	0	(33,577)	0

Total other assets	123,691	7,854	42,243	(97,065)	76,723

Total assets	$157,341	$332,128	$75,983	$(97,065)	$468,387

Current liabilities:
Current maturities of long-term debt	$0	$10,785	$0	$0	$10,785
Borrowings under revolving credit facility	0	24,635	0	0	24,635
Trade accounts payable	3,362	32,930	293	0	36,585
Intercompany payables	0	56,043	0	(56,043)	0
Accrued liabilities	9,755	61,083	19,291	0	90,129

Total current liabilities	13,117	185,476	19,584	(56,043)	162,134

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Long-term debt, less current maturities	150,000	63,055	0	0	213,055
Postretirement benefits other than pensions	0	7,467	0	0	7,467
Deferred income taxes	(17,121)	34,743	448	(7,445)	10,625
Other long-term liabilities	1,031	34,324	29,437	0	64,792
Stockholders’ equity:
Common stock, no par value	0	0	0	0	0
Additional paid-in capital	46,801	166,130	2,488	168,618	46,801
Treasury stock	(707)	0	0	0	(707)
Retained (deficit) earnings	(26,420)	(146,278)	24,026	122,252	(26,420)
Cumulative other comprehensive loss, net of tax	(9,360)	(12,789)	0	12,789	(9,360)

Total stockholders’ equity	10,314	7,063	26,514	(33,577)	10,314

Total liabilities and stockholders’ equity	$157,341	$332,128	$75,983	$(97,065)	$468,387

      The supplemental consolidating statement of operations information for the year ended December 31, 2003 is as follows (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$36,519	$864,045	$36,706	$(71,807)	$865,463

Operating expenses:
Salaries, wages, and fringe benefits	13,174	456,366	0	0	469,540
Operating supplies and expenses	9,226	129,091	195	0	138,512
Purchased transportation	0	99,604	0	0	99,604
Insurance and claims	0	41,163	32,294	(35,288)	38,168
Operating taxes and licenses	244	30,132	0	0	30,376
Depreciation and amortization	3,242	41,843	471	0	45,556
Rents	1,523	4,561	6	0	6,090
Communications and utilities	4,451	2,673	14	0	7,138

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Other operating expenses	5,066	41,848	276	(36,519)	10,671
Loss on disposal of operating assets, net	0	1,325	0	0	1,325

Total operating expenses	36,926	848,606	33,256	(71,807)	846,980

Operating income (loss)	(407)	15,440	3,450	0	18,483

Other income (expense):
Interest expense	(7,109)	(21,780)	(249)	0	(29,138)
Investment income	0	68	3,104	0	3,172
Foreign exchange gain (loss)	0	3,203	(34)	0	3,169
Other, net	1,976	0	0	0	1,976
Intercompany dividends	0	0	0	0	0
Equity in net income of subsidiaries	2,355	515	0	(2,870)	0

	(2,778)	(17,994)	2,821	(2,870)	(20,821)

(Loss) income before income taxes	(3,185)	(2,554)	6,271	(2,870)	(2,338)
Income tax benefit (expense)	(5,419)	315	(1,162)	0	(6,266)

Net (loss) income	$(8,604)	$(2,239)	$5,109	$(2,870)	$(8,604)

      The supplemental consolidating statement of operations information for the year ended December 31, 2002 is as follows (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$26,466	$896,574	$38,005	$(62,985)	$898,060

Operating expenses:
Salaries, wages, and fringe benefits	9,162	474,383	0	0	483,545
Operating supplies and expenses	4,613	133,725	204	0	138,542
Purchased transportation	0	99,109	0	0	99,109
Insurance and claims	57	49,104	30,858	(36,519)	43,500
Operating taxes and licenses	226	33,357	0	0	33,583
Depreciation and amortization	2,940	51,469	471	0	54,880
Rents	1,846	4,489	7	0	6,342
Communications and utilities	1,401	5,007	11	0	6,419

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Other operating expenses	3,841	32,620	389	(26,466)	10,384
Loss on disposal of operating assets, net	0	541	207	0	748

Total operating expenses	24,086	883,804	32,147	(62,985)	877,052

Operating income	2,380	12,770	5,858	0	21,008

Other income (expense):
Interest expense	(8,116)	(22,482)	(210)	181	(30,627)
Investment income	1	60	2,583	(181)	2,463
Foreign exchange gain (loss)	(8)	196	(80)	0	108
Gain on early extinguishment of debt	2,750	0	0	0	2,750
Other, net	0	(265)	0	0	(265)
Intercompany dividends	1,144	(1,144)	0	0	0
Equity in net (loss) income of subsidiaries	(16,675)	415	0	16,260	0

	(20,904)	(23,220)	2,293	16,260	(25,571)

(Loss) income before income taxes and cumulative effect of change in accounting principle	(18,524)	(10,450)	8,151	16,260	(4,563)
Income tax benefit (expense)	10,998	704	(10,573)	0	1,129

Loss before cumulative effect of change in accounting principle	(7,526)	(9,746)	(2,422)	16,260	(3,434)
Cumulative effect of change in accounting principle, net of tax	0	(4,092)	0	0	(4,092)

Net loss	$(7,526)	$(13,838)	$(2,422)	$16,260	$(7,526)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The supplemental consolidating statement of operations information for the year ended December 31, 2001 is as follows (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$30,291	$895,147	$37,989	$(66,660)	$896,767

Operating expenses:
Salaries, wages, and fringe benefits	11,776	504,140	0	0	515,916
Operating supplies and expenses	1,698	147,287	126	0	149,111
Purchased transportation	0	97,756	0	0	97,756
Insurance and claims	53	57,394	29,759	(36,369)	50,837
Operating taxes and licenses	119	33,143	0	0	33,262
Depreciation and amortization	3,358	56,255	745	0	60,358
Rents	2,034	4,773	6	0	6,813
Communications and utilities	365	6,645	12	0	7,022
Other operating expenses	8,134	37,991	292	(30,291)	16,126
Gain on disposal of operating assets, net	0	(2,725)	0	0	(2,725)

Total operating expenses	27,537	942,659	30,940	(66,660)	934,476

Operating income (loss)	2,754	(47,512)	7,049	0	(37,709)

Other income (expense):
Equity in earnings of joint ventures, net of tax	0	3,897	175	0	4,072
Gain on sale of joint ventures	0	16,230	0	0	16,230
Write down of joint ventures	0	(1,518)	(8,524)	0	(10,042)
Interest expense	(4,982)	(32,425)	(219)	52	(37,574)
Investment income	91	183	3,652	(52)	3,874
Foreign exchange gain (loss)	0	(835)	6	0	(829)
Other, net	0	1,195	(6)	0	1,189
Intercompany dividends	6,215	(6,215)	0	0	0
Equity in net loss of subsidiaries	(65,769)	0	0	65,769	0

	(64,445)	(19,488)	(4,916)	65,769	(23,080)

(Loss) income before income taxes	(61,691)	(67,000)	2,133	65,769	(60,789)
Income tax benefit (expense)	22,195	2,674	(3,576)	0	21,293

Net loss	$(39,496)	$(64,326)	$(1,443)	$65,769	$(39,496)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The supplemental consolidating statement of cash flows information for the year ended December 31, 2003 is as follows (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(8,604)	$(2,239)	$5,109	$(2,870)	$(8,604)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Interest expense paid in kind	0	1,065	0	0	1,065
Amortization of deferred financing costs	3,697	0	0	0	3,697
Depreciation and amortization	3,242	41,843	471	0	45,556
Loss on disposal of assets and other, net	0	1,325	0	0	1,325
Foreign exchange gain (loss), net	0	(3,203)	34	0	(3,169)
Deferred income taxes	17,250	(9,888)	(448)	0	6,914
Compensation expense related to stock options and grants	260	0	0	0	260
Amortization of Teamsters Union contract costs	0	1,000	0	0	1,000
Equity in earnings of subsidiaries	(2,355)	(515)	0	2,870	0
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	0	7,017	(1,759)	0	5,258
Inventories	0	272	0	0	272
Prepayments and other current assets	1,767	(126)	180	0	1,821
Trade accounts payable	(1,187)	(2,104)	(221)	0	(3,512)
Intercompany receivables (payables), net	(8,002)	(2,766)	10,768	0	0
Accrued liabilities	(1,961)	(13,981)	(544)	0	(16,486)

Net cash provided by (used in) operating activities	4,107	17,700	13,590	0	35,397

Cash flows from investing activities:
Purchases of property and equipment	(297)	(18,143)	(115)	0	(18,555)
Intercompany sale of property and equipment	(682)	682	0	0	0
Proceeds from sale of property and equipment	0	685	0	0	685

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

(Increase) Decrease in restricted cash and cash equivalents	0	0	(81,279)	0	(81,279)
(Increase) Decrease in restricted investments	0	0	60,732	0	60,732
Capital contribution	0	0	0	0	0
Return of capital	0	0	0	0	0
Decrease in cash surrender value of life insurance	2	0	0	0	2

Net cash (used in) provided by investing activities	(977)	(16,776)	(20,662)	0	(38,415)

Cash flows from financing activities:
(Repayment) additions to revolving credit facility, net	$0	$(24,635)	$0	$0	$(24,635)
Additions to long-term debt	0	99,875	0	0	99,875
Repayment of long-term debt	0	(78,280)	0	0	(78,280)
Payment of deferred financing costs	(3,038)	0	0	0	(3,038)
Proceeds from issuance of common stock	450	0	0	0	450

Net cash used in financing activities	(2,588)	(3,040)	0	0	(5,628)

Effect of exchange rate changes on cash and cash equivalents	0	1,346	0	0	1,346

Net (decrease) increase in cash and cash equivalents	542	(770)	(7,072)	0	(7,300)
Cash and cash equivalents at beginning of year	7	1,936	7,505	0	9,448

Cash and cash equivalents at end of year	$549	$1,166	$433	$0	$2,148

      The supplemental consolidating statement of cash flows information for the year ended December 31, 2002 is as follows (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(7,526)	$(13,838)	$(2,422)	$16,260	$(7,526)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on early extinguishment of debt	(2,750)	0	0	0	(2,750)
Interest expense paid in kind	0	1,115	0	0	1,115
Amortization of deferred financing costs	4,004	0	0	0	4,004

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Depreciation and amortization	2,940	51,469	471	0	54,880
Loss on disposal of assets and other, net	0	806	207	0	1,013
Foreign exchange loss (gain), net	0	(108)	0	0	(108)
Cumulative effect of change in accounting principle	0	4,092	0	0	4,092
Deferred income taxes	454	(2,786)	700	0	(1,632)
Compensation expense related to stock options and grants	(57)	0	0	0	(57)
Amortization of Teamsters Union contract costs	0	2,400	0	0	2,400
Equity in net loss (income) of subsidiaries	16,675	(415)	0	(16,260)	0
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	24	13,296	347	0	13,667
Inventories	0	265	5	0	270
Prepayments and other current assets	(12,772)	6,797	(99)	0	(6,074)
Trade accounts payable	609	(4,385)	173	0	(3,603)
Intercompany receivables (payables), net	176,797	(170,385)	(6,412)	0	0
Accrued liabilities	(3,628)	(1,971)	331	0	(5,268)

Net cash provided by (used in) operating activities	174,770	(113,648)	(6,699)	0	54,423

Cash flows from investing activities:
Purchases of property and equipment	(152)	(21,629)	(5)	0	(21,786)
Intercompany sale of property and equipment	(2)	2	0	0	0
Proceeds from sale of property and equipment	0	4,725	0	0	4,725
(Increase) Decrease in restricted cash and cash equivalents	0	0	5,289	0	5,289
(Increase) Decrease in restricted investments	0	0	4,062	0	4,062
Proceeds from sale of joint ventures	0	0	3,000	0	3,000
Capital contribution	(73,178)	73,100	78	0	0
Return of capital	40,881	(39,484)	(1,397)	0	0
Decrease in cash surrender value of life insurance	2,641	0	0	0	2,641

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by investing activities	(29,810)	16,714	11,027	0	(2,069)

Cash flows from financing activities:
(Repayment) additions to revolving credit facility, net	$(98,900)	$24,637	$0	$0	$(74,263)
Additions to long-term debt	0	82,750	0	0	82,750
Repayment of long-term debt	(37,498)	(10,037)	0	0	(47,535)
Payment of deferred financing costs	(9,262)	0	0	0	(9,262)
Proceeds from issuance of common stock	338	0	0	0	338
Other, net	160	274	0	0	434

Net cash (used in) provided by financing activities	(145,162)	97,624	0	0	(47,538)

Effect of exchange rate changes on cash and cash equivalents	0	183	0	0	183

Net increase (decrease) in cash and cash equivalents	(202)	873	4,328	0	4,999
Cash and cash equivalents at beginning of year	209	1,063	3,177	0	4,449

Cash and cash equivalents at end of year	$7	$1,936	$7,505	$0	$9,448

      The supplemental consolidating statement of cash flows information for the year ended December 31, 2001 is as follows (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net loss	$(39,496)	$(64,326)	$(1,443)	$65,769	$(39,496)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest expense paid in kind	248	0	0	0	248
Amortization of deferred financing costs	4,795	0	0	0	4,795
Depreciation and amortization	3,358	56,255	745	0	60,358
Gain on disposal of assets and other, net	0	(3,890)	0	0	(3,890)
Foreign exchange (gain) loss, net	0	829	0	0	829
Gain on sale of joint ventures	0	(16,230)	0	0	(16,230)
Write down of joint ventures	0	1,518	8,524	0	10,042
Deferred income taxes	(19,471)	(2,562)	330	0	(21,703)
Compensation expense related to stock options and grants	181	0	0	0	181

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Equity in earnings of joint ventures	0	(3,897)	(175)	0	(4,072)
Amortization of Teamsters Union contract costs	0	2,403	0	0	2,403
Equity in net loss of subsidiaries	65,769	0	0	(65,769)	0
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	$781	$42,469	$(2,571)	$0	$40,679
Inventories	0	1,985	(5)	0	1,980
Prepayments and other current assets	(2,899)	(2,779)	2,259	0	(3,419)
Short-term investments	0	0	1,770	0	1,770
Trade accounts payable	1,163	(5,836)	(757)	0	(5,430)
Intercompany receivables (payables), net	27,023	(29,228)	2,205	0	0
Accrued liabilities	(2,983)	4,596	4,046	0	5,659

Net cash provided by (used in) operating activities	38,469	(18,693)	14,928	0	34,704

Cash flows from investing activities:
Purchases of property and equipment	(67)	(20,741)	(655)	0	(21,463)
Intercompany sale of property and equipment	1,423	(1,423)	0	0	0
Proceeds from sale of property and equipment	0	11,762	0	0	11,762
(Increase) Decrease in restricted cash and cash equivalents	0	0	(6,094)	0	(6,094)
(Increase) Decrease in restricted investments	0	0	(6,672)	0	(6,672)
Investment in joint ventures	0	0	(464)	0	(464)
Cash received from joint ventures	0	8,624	0	0	8,624
Proceeds from sale of joint ventures	0	20,560	0	0	20,560
Decrease in cash surrender value of life insurance	420	0	0	0	420

Net cash provided by (used in) investing activities	1,776	18,782	(13,885)	0	6,673

Cash flows from financing activities:
Repayments to revolving credit facility, net	(35,528)	(438)	0	0	(35,966)
Repayment of long-term debt	0	(109)	0	0	(109)
Payment of deferred financing costs	(3,574)	0	0	0	(3,574)
Proceeds from exercise of stock options	349	0	0	0	349

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Other, net	(70)	(1,153)	611	0	(612)

Net cash used in financing activities	(38,823)	(1,700)	611	0	(39,912)

Effect of exchange rate changes on cash and cash equivalents	0	611	0	0	611

Net increase (decrease) in cash and cash equivalents	1,422	(1,000)	1,654	0	2,076
Cash and cash equivalents at beginning of year	(1,213)	2,063	1,523	0	2,373

Cash and cash equivalents at end of year	$209	$1,063	$3,177	$0	$4,449

      This is a copy of the report previously issued in connection with the Company’s 2001 Annual Report and has not been reissued by Arthur Andersen LLP. The 2001 financial statements have been restated.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

To Allied Holdings, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Allied Holdings, Inc.’s 2001 annual report to stockholders and this Form 10-K, and have issued our report thereon dated February 25, 2002, except with respect to the matter discussed in the fourth paragraph of Note 10, as to which the date is March 27, 2002. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of the Company’s management, is presented for purposes of complying with the Securities and Exchange Commission’s rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen, LLP

Atlanta, Georgia

February 25, 2002
(except with respect to the
matter discussed in the
fourth paragraph of Note 10
of the financial
statements referred to
above, as to which the date is
March 27, 2002)

S-1

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2002, and 2001

		Additions(a)
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Classification	Period	Expense	Deductions(b)	End of Year

	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2003	$5,587	2,024	(4,036)	$3,575
Year ended December 31, 2002	11,058	1,517	(6,988)	5,587
Year ended December 31, 2001	4,071	7,250	(263)	11,058

(a)	Additions are recorded as reduction of revenue as they primarily represent billing adjustments.

(b)	Write-off of uncollectible accounts.

S-2