Form 10-Q
period 2004-03-31
ALLIED HOLDINGS INC
filed 2004-05-17
CIK 909950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 — For the quarterly period ended March 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 — For the transition period from to

Commission File Number: 0-22276

ALLIED HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

GEORGIA	58-0360550

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934).
[  ] Yes     [X] No

Outstanding common stock, no par value at April 30, 2004	8,873,390

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

PART 1 — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,441	$2,148
Restricted cash and cash equivalents	28,902	26,267
Receivables, net of allowance for doubtful accounts of $2,228 and $3,575 respectively	63,570	55,110
Inventories	5,046	4,983
Deferred income taxes	19,460	20,213
Prepayments and other current assets	18,284	12,644

Total current assets	143,703	121,365

PROPERTY AND EQUIPMENT, NET	148,944	155,573

GOODWILL, NET	89,922	90,203

OTHER ASSETS:
Restricted cash and cash equivalents	61,416	55,817
Other non-current assets	33,513	32,777

Total other assets	94,929	88,594

Total assets	$477,498	$455,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$16,374	$16,374
Borrowings under revolving credit facility	16,870	—
Accounts and notes payable	46,478	34,272
Accrued liabilities	89,493	80,937

Total current liabilities	169,215	131,583

LONG-TERM DEBT, less current maturities	224,959	230,126

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	5,232	5,302

DEFERRED INCOME TAXES	19,460	20,213

OTHER LONG-TERM LIABILITIES	58,771	59,697

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, no par value; 5,000 shares authorized, none outstanding	—	—
Common stock, no par value; 20,000 shares authorized, 8,848 and 8,764 shares outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	48,009	47,511
Treasury stock at cost, 139 shares at March 31, 2004 and December 31, 2003, respectively	(707)	(707)
Accumulated deficit	(44,072)	(35,024)
Accumulated other comprehensive loss, net of tax	(3,369)	(2,966)

Total stockholders’ equity (deficit)	(139)	8,814

Total liabilities and stockholders’ equity (deficit)	$477,498	$455,735

See accompanying notes to consolidated financial statements

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
REVENUES	$212,244	$213,592

OPERATING EXPENSES:
Salaries, wages and fringe benefits	119,947	117,575
Operating supplies and expenses	37,046	37,180
Purchased transportation	25,906	24,713
Insurance and claims	9,163	9,357
Operating taxes and licenses	6,559	7,838
Depreciation and amortization	10,386	12,024
Rents	1,716	1,620
Communications and utilities	1,954	1,888
Other operating expenses	2,186	2,849
(Gain) loss on disposal of operating assets, net	(1,137)	264

Total operating expenses	213,726	215,308

Operating loss	(1,482)	(1,716)

OTHER INCOME (EXPENSE):
Interest expense	(7,368)	(7,381)
Investment income	57	326
Foreign exchange (loss) gain, net	(155)	1,018
Other, net	(100)	—

	(7,566)	(6,037)

LOSS BEFORE INCOME TAXES	(9,048)	(7,753)
INCOME TAX BENEFIT	—	2,089

NET LOSS	($9,048)	($5,664)

BASIC AND DILUTED LOSS PER COMMON SHARE:
BASIC	($1.03)	($0.67)

DILUTED	($1.03)	($0.67)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	8,789	8,409

DILUTED	8,789	8,409

See accompanying notes to consolidated financial statements

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Three Months Ended
	March 31,
	2004	2003
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($9,048)	($5,664)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest expense paid in kind	—	369
Amortization of deferred financing costs	704	1,012
Depreciation and amortization	10,386	12,024
(Gain)/loss on disposal of operating assets, net	(1,137)	264
Foreign exchange loss (gain), net	155	(1,018)
Deferred income taxes	—	(4,401)
Compensation expense related to stock options and grants	195	60
Amortization of Teamsters Union contract costs	—	600
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	(8,541)	2,810
Inventories	(74)	(226)
Prepayments and other current assets	(7,117)	(2,039)
Accounts and Notes Payable	(8,680)	(11,149)
Accrued liabilities	7,637	(2,146)

Net cash provided by (used in) operating activities	(15,520)	(9,504)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,847)	(5,878)
Increase in restricted cash and cash equivalents	(8,234)	(2,686)
Increase in restricted investments	—	(2,442)
Proceeds from sale of property and equipment	1,826	11
Decrease in the cash surrender value of life insurance	—	1

Net cash used in investing activities	(11,255)	(10,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to revolving credit facilities, net	16,870	8,471
Repayment of long-term debt	(5,167)	(2,226)
Payment of deferred financing costs	—	(407)
Proceeds from insurance premium financing	26,124	8,193
Repayments of insurance premium financing	(5,194)	(854)
Proceeds from issuance of common stock	303	57
Other, net	—	(12)

Net cash provided by financing activities	32,936	13,222

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	132	85
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,293	(7,191)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,148	9,448

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,441	$2,257

See accompanying notes to consolidated financial statements

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2004 and 2003

(1)	Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements included herein have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003. The statements contained herein reflect all adjustments (including normal recurring accruals), which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries (the “Company”) included in the Company’s 2003 Annual Report on Form 10-K.

As discussed in Note 4, the March 31, 2003 consolidated financial statements have been restated.

(2)	Use of Estimates

The preparation of the interim consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; self-insurance reserves; and assets and obligations related to employee benefits. Actual results could differ from those estimates.

(3)	Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51,” or FIN 46, as revised in December 2003, which addresses the consolidation by business enterprises of variable interest entities. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 must be applied no later than the first interim period ending after March 15, 2004; however, all public companies were required to apply the unmodified provisions of FIN 46 to entities considered “special purpose entities” by the end of the first reporting period ending after December 15, 2003. The adoption of FIN 46 did not have any impact on our financial statements.

(4)	Restatement

During 2003, the Company evaluated the classification of its cash and investments which were pledged to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. The Company concluded that because of the restriction on certain of its cash and investments as previously disclosed in the footnotes to the Company’s financial statements, such cash and investments should have been designated as restricted in the statement of cash flows as of March 31, 2003. Accordingly, the Company has restated its previously issued financial statements as of March 31, 2003 to exclude restricted cash of $3.5 million from the cash and cash equivalents totals in the consolidated statements of cash flows for the three months ended March 31, 2003.

In addition, the Company reclassified its revolving line of credit outstanding at December 31, 2002 from long-term debt to borrowings under revolving credit facility. The Company determined that certain terms of its revolving credit agreement include a “subjective acceleration clause” as addressed in EITF No. 95-22 Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include a Subjective Acceleration Clause and Lock-Box Arrangement. The Company also reclassified certain other items on its consolidated balance sheet related to its pension assets and obligations and adjusted both deferred tax assets and liabilities to be consistent with the 2003 presentation at December 31, 2002. The Company also reclassified certain borrowings and repayments in connection with certain insurance financing arrangements from operating activities to financing activities in the consolidated statement of cash flows for the three months ended March 31, 2003.

A summary of the effects of the restatement on the Company’s consolidated statement of cash flows for the three months ended March 31, 2003 includes (in thousands):

	March 31, 2003
	As Previously
	Reported	As Restated
Change in operating assets and liabilities:
Short-term investments	$(2,442)	$0
Accounts and notes payable	(3,810)	(11,149)
Net cash used in operating activities	(4,607)	(9,504)
Cash flows from investing activities:
Increase in restricted cash and equivalents	0	(2,686)
Increase in restricted investments	0	(2,442)
Net cash used in investing activities	(5,866)	(10,994)
Cash flows from financing activities:
Proceeds from insurance premium financing	—	8,193
Repayments of insurance premium financing	—	(854)
Net cash provided by financing activities	5,883	13,222
Cash and cash equivalents at the beginning of the period	10,253	9,448
Cash and cash equivalents at the end of the period	$5,748	$2,257

(5)	Prepayments and Other Current Assets

Prepayments and other current assets consist of the following at March 31, 2004 and December 31, 2003 (in thousands):

	March 31,	December 31,
	2004	2003
Tires on tractors and trailers	$6,769	$6,779
Prepaid insurance	3,079	2,067
Prepaid licenses	4,991	1,471
Other	3,445	2,327

	$18,284	$12,644

(6)	Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill but reviews it annually for impairment, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of goodwill below its carrying value. The Company’s reporting units are the Allied Automotive Group and the Axis Group. The following table sets forth the carrying value of goodwill by reporting unit as of March 31, 2004 and December 31, 2003 (in thousands):

	Allied
	Automotive	Axis
	Group	Group	Total
Balance as of December 31, 2003	$77,983	$12,220	$90,203
Decrease in carrying amount due to a change in currency rates	(281)	0	(281)

Balance as of March 31, 2004	$77,702	$12,220	$89,922

(7)	Other Non-Current Assets

Other non-current assets consist of the following at March 31, 2004 and December 31, 2003 (in thousands):

	March 31,	December 31,
	2004	2003
Cash surrender value of life insurance	$6,200	$6,201
Deferred financing costs	9,015	9,718
Prepaid pension cost	13,964	14,166
Deposits and other	4,334	2,692

	$33,513	$32,777

(8)	Accounts and Notes Payable and Accrued Liabilities

Accounts and notes payable include $20.9 and $7.3 million of insurance premium financing as of March 31, 2004 and 2003, respectively due in monthly installments through the end of 2004 and 2003.

Accrued liabilities consists of the following at March 31, 2004 and December 31, 2003 (in thousands):

	March 31,	December 31,
	2004	2003
Wages and benefits	$38,279	$35,180
Claims and insurance reserves	30,364	31,425
Other	20,850	14,332

	$89,493	$80,937

(9)	Long-Term Debt

Long-term debt consists of the following at March 31, 2004 and December 31, 2003 (in thousands):

	March 31,	December 31,
	2004	2003
Term loan	$91,333	$96,500
Senior notes	150,000	150,000

	241,333	246,500
Less current maturities of long-term debt	(16,374)	(16,374)

	$224,959	$230,126

The Company’s credit facility as amended in September 2003 (the “Credit Facility”) provides the Company with a $90 million revolving credit facility (the “Revolver”) and a $100 million term loan (the “Term Loan”). The Term Loan is payable in quarterly installments of principal and interest. Although the Credit Facility has a maturity date of September 2007, the Company has classified the Revolver as current based on the requirement of EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement”.

The interest rate for the Revolver is based upon the prime rate plus 1.5%, or LIBOR plus 4.5%, at management’s discretion, with a minimum interest rate of 6.5%. The Credit Facility, as amended, provides that the Term Loan bears interest between 8.5% and 11.5% to be determined solely on the Company’s leverage as defined in the agreement. At March 31, 2004, the interest rates on the Revolver and the Term Loan were 6.5% and 8.5%, respectively. Annual commitment fees are due on the undrawn portion of the commitment.

The amount available under the $90 million Revolver may be reduced based on a calculation of Revolver collateral. At March 31, 2004, $90.0 million Revolver collateral was available. Approximately $35.4 million of the Revolver was committed under letters of credit primarily related to the settlement of insurance claims. At March 31, 2004, $15.3 million was outstanding under the Revolver. Accordingly, the Company had approximately $39.3 million available under the Revolver as of March 31, 2004. The Company also had $1.6 million outstanding on its Canadian revolving line of credit as of March 31, 2004.

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

The Credit Facility agreement sets forth a number of affirmative, negative, and financial covenants binding on the Company. The Credit Facility contains a “subjective acceleration clause” which permits the lenders to accelerate the maturity date of the Credit Facility if an event or development occurs which could reasonably be expected to have a “material adverse effect” on the Company, as defined in the Credit Facility. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants require the Company to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization, and gains and losses on disposal of operating assets amount and also include a maximum leverage ratio. The Company was in compliance with the various covenants set forth in the Credit Facility at March 31, 2004. On March 30, 2004, the Company obtained the consent of its lenders under the Credit Facility to deliver its financial statements for the year ended December 31, 2003 on or before April 15, 2004.

Borrowings under the $150.0 million 8 5/8% senior notes (the “Notes”) are general unsecured obligations of the Company, are payable in quarterly installments of interest only, and mature on October 1, 2007. The Company’s obligations under the Notes are guaranteed by substantially all of the subsidiaries of the Company (the “Guarantor Subsidiaries”). Haul Insurance Ltd., Arrendadora de Equipo Para el Transporte de Automoviles, S. de R.L. de C.V. and Axis Logistica, S. de R.L. de C.V. do not guarantee the Company’s obligations under the Notes (the “Nonguarantor Subsidiaries”). There are no restrictions on the ability of Guarantor Subsidiaries to make distributions to the Company.

The Notes include a number of negative covenants, which are binding on the Company. The covenants limit the Company’s ability to, among other things, purchase or redeem stock, make dividend or other distributions, make investments, and incur or repay debt (with the exception of payment of interest or principal at stated maturity).

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

(10)	Commitments and Contingencies

(a)	Letters of Credit

At March 31, 2004, the Company has agreements with third parties that provide for $125.7 million of letters of credit primarily relating to settlements of insurance claims and reserves and support for a line of credit at one of the Company’s foreign subsidiaries. $35.4 million of these letters of credit are issued by the Company and are secured by available borrowings on the Revolver and $90.3 million are issued by the Company’s wholly owned captive insurance subsidiary, Haul Insurance Limited, and are collateralized by $90.3 million of restricted cash and cash equivalents held by the captive. The Company renews these letters of credit annually.

(b)	Litigation, Claims, Assessments

The Company is involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

As part of the settlement agreement with Ryder System Inc., which litigation and settlement was previously disclosed in the Company’s filings, the Company has a letter of credit for $5.5 million in favor of Ryder System and will continue to increase the letter of credit by $1 million each quarter through the third quarter of 2005. The letter of credit may only be drawn by Ryder System if the Company fails to pay workers’ compensation and liability claims assumed by the Company in the Ryder Automotive Carrier Group acquisition. The Company has provided the letter of credit in favor of Ryder System because Ryder has issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims assumed by the Company. By September 30, 2005, and periodically thereafter, an actuarial valuation will be made to determine the remaining outstanding amount of workers’ compensation and liability claims assumed by Allied, and the letter of credit issued by the Company in favor of Ryder System will be adjusted accordingly.

(c)	Purchase and Service Contract Commitments

In April 2001, the Company entered into a five-year commitment with IBM to provide its mainframe computer processing services. In December 2003, the Company amended the agreement. The amended agreement is a ten-year commitment, commencing February 2004, for IBM to provide additional services to manage applications for EDI, network services, technical services, and applications development and support. The agreement includes outsourcing at determinable prices defined within the agreement. The purchase commitment over the life of the agreement totals $108.6 million.

(11)	Net Loss Per Common Share

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

A reconciliation of net loss and the weighted average number of common shares outstanding used to calculate basic and diluted net loss per common share for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended
	March 31,
	2004	2003
Basic and Diluted Earnings Per Share:
Net loss	($9,048)	($5,664)

Weighted average number of common shares outstanding	8,788	8,409

Net loss per common share	($1.03)	($0.67)

Common stock equivalents for approximately 788,000 and 326,000 shares outstanding for the three months ended March 31, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share, as the impact would have been antidilutive.

(12)	Stock Option Plan

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and the amended disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.

If the Company applied the fair value method prescribed by SFAS No. 123, net loss and loss per common share would have been changed to the pro forma amounts indicated below at March 31, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Reported net loss	($9,048)	($5,664)
Less: stock-based employee compensation included in reported net loss, net of related taxes	195	60

Plus: stock-based employee compensation determined using the fair value method, net of related taxes	(370)	(184)

Pro forma net loss	($9,223)	($5,788)

Loss per share:
As reported:
Basic and diluted	($1.03)	($0.67)
Pro forma:
Basic and diluted	($1.05)	($0.69)

(13)	Other Comprehensive Income

Accumulated other comprehensive (loss), net of income taxes of $2.2 million and $1.9 million at March 31, 2004 and December 31, 2003, respectively, consists of the following (in thousands):

	Foreign Currency	Minimum Pension	Accumulated Other
	Translation	Liability	Comprehensive
	Adjustment	Adjustment	Income (Loss)
Balance, December 31, 2003	$(1,549)	$(1,417)	$(2,966)
Balance, March 31, 2004	$(1,952)	$(1,417)	$(3,369)

(14)	Industry Segment and Geographic Information

In accordance with the requirements of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company has identified two reportable industry segments through which it conducts its operating activities: Allied Automotive Group and Axis Group. These two segments reflect the internal reporting used by management to assess performance and allocate resources. Allied Automotive Group is engaged in the business of transporting automobiles, light trucks and SUVs from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships throughout North America. Axis Group, through its subsidiaries, is engaged in the business of securing and managing vehicle distribution services, automobile inspections, auction and yard management services, intra-modal transport, vehicle tracking, vehicle accessorization, and dealer preparatory services for the automotive industry.

	Three Months Ended
	March 31,
	2004	2003
Revenues—unaffiliated customers:
Allied Automotive Group	$205,667	$206,202
Axis Group	6,577	7,390
Corporate/Other	0	0

Total	$212,244	$213,592

Operating profit (loss):
Allied Automotive Group	$486	$(1,077)
Axis Group	656	671
Corporate/other	(2,624)	(1,310)

Total	$(1,482)	$(1,716)
Reconciling items:
Interest expense	$(7,368)	$(7,381)
Investment income	57	326
Foreign exchange (loss) gain, net	(155)	1,018
Other, net	(100)	0

Loss before income taxes	$(9,048)	$(7,753)

	March 31, 2004	December 31, 2003
Total Assets:
Allied Automotive Group	$287,773	$279,208
Axis Group	28,616	31,993
Corporate/other	161,109	144,534

Total	$477,498	$455,735

Geographical information for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Revenues:
United States	$175,219	$176,205
Canada	37,025	37,387

Total	$212,244	$213,592

Revenues are attributed to the respective countries based on the location of the origination terminal.

Substantially all of the Company’s revenues and receivables are generated from the automotive industry.

(15)	Supplemental Guarantor Information

The following consolidating balance sheet information, statements of operations information, and statements of cash flows information present the financial statement information of the parent company and the combined financial statements information of the Guarantor Subsidiaries and Nonguarantor Subsidiaries. The Guarantor Subsidiaries are jointly and severally liable for the Company’s obligations under the Notes and there are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2004
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
CURRENT ASSETS:
Cash and cash equivalents	$—	$875	$7,566	$—	$8,441
Restricted cash and cash equivalents	—	—	28,902	—	28,902
Short-term investments	—	—	—	—	—
Restricted Investments	—	—	—	—	—
Receivables, net of allowance for doubtful accounts	—	54,832	8,738	—	63,570
Inventories	—	5,046	—	—	5,046
Deferred tax assets	16,767	2,693	—	—	19,460
Prepayments and other current assets	1,508	16,646	130	—	18,284

Total current assets	18,275	80,092	45,336	—	143,703

PROPERTY AND EQUIPMENT, NET	6,101	139,956	2,887	—	148,944
Goodwill, net	1,515	88,407	—	—	89,922
OTHER ASSETS:
Restricted cash and cash equivalents	—	—	61,416	—	61,416
Restricted Investments	—	—	—		—
Other	29,413	3,367	733	—	33,513
Deferred Tax Asset	—	—	—	—	—
Intercompany receivables	62,144	—	(4,405)	(57,739)	—
Investment in subsidiaries	28,011	5,774	—	(33,785)	—

Total other assets	119,568	9,141	57,744	(91,524)	94,929

Total assets	$145,459	$317,596	$105,967	$(91,524)	$477,498

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$16,374	$—	$—	$16,374
Borrowings Under Revolving Credit Facility	—	16,870	—	—	16,870
Accounts and notes payable	1,825	41,827	2,826	—	46,478
Intercompany payables	—	36,809	20,930	(57,739)	—
Accrued liabilities	9,414	62,872	17,207	—	89,493

Total current liabilities	11,239	174,752	40,963	(57,739)	169,215

LONG-TERM DEBT, less current maturities	150,000	74,959	—	—	224,959
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	5,232	—	—	5,232
DEFERRED INCOME TAXES	(15,641)	35,101	—	—	19,460
OTHER LONG-TERM LIABILITIES	—	25,461	33,310	—	58,771
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	48,009	159,422	2,488	(161,910)	48,009
Treasury stock	(707)	—	—	—	(707)
Retained (deficit) earnings	(44,072)	(153,174)	29,206	123,968	(44,072)
Accumulated other comprehensive loss, net of tax	(3,369)	(4,157)	—	4,157	(3,369)

Total stockholders’ equity (deficit)	(139)	2,091	31,694	(33,785)	(139)

Total liabilities and stockholders’ equity (deficit)	$145,459	$317,596	$105,967	$(91,524)	$477,498

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2003
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
CURRENT ASSETS:
Cash and cash equivalents	$549	$1,166	$433	$—	$2,148
Restricted cash and cash equivalents	—	—	26,267	—	26,267
Short-term investments	—	—	—	—	—
Receivables, net of allowance for doubtful accounts	—	50,842	4,268	—	55,110
Inventories	—	4,983	—	—	4,983
Deferred tax assets	17,518	2,695	—	—	20,213
Prepayments and other current assets	1,750	10,860	34	—	12,644

Total current assets	19,817	70,546	31,002	—	121,365

PROPERTY AND EQUIPMENT, NET	6,695	145,912	2,966	—	155,573
Goodwill, net	1,515	88,688	—	—	90,203
OTHER ASSETS:
Restricted cash and cash equivalents	—	—	55,817	—	55,817
Other	30,327	1,679	771	—	32,777
Deferred Tax Asset	14,875	—	—	(14,875)	—
Intercompany receivables	63,954	—	(10,677)	(53,277)	—
Investment in subsidiaries	32,631	5,626	—	(38,257)	—

Total other assets	141,787	7,305	45,911	(106,409)	88,594

Total assets	$169,814	$312,451	$79,879	$(106,409)	$455,735

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$16,374	$—	$—	$16,374
Accounts and notes payable	2,175	32,025	72	—	34,272
Intercompany payables	—	53,277	—	(53,277)	—
Accrued liabilities	8,825	56,614	15,498	—	80,937

Total current liabilities	11,000	158,290	15,570	(53,277)	131,583

LONG-TERM DEBT, less current maturities	150,000	80,126	—	—	230,126
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	5,302	—	—	5,302
DEFERRED INCOME TAXES	—	35,088	—	(14,875)	20,213
OTHER LONG-TERM LIABILITIES	—	27,011	32,686	—	59,697
STOCKHOLDERS’ EQUITY:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	47,511	166,130	2,488	(168,618)	47,511
Treasury stock	(707)	—	—	—	(707)
Retained (deficit) earnings	(35,024)	(148,516)	29,135	119,381	(35,024)
Accumulated other comprehensive loss, net of tax	(2,966)	(10,980)	—	10,980	(2,966)

Total stockholders’ equity	8,814	6,634	31,623	(38,257)	8,814

Total liabilities and stockholders’ equity	$169,814	$312,451	$79,879	$(106,409)	$455,735

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
THREE MONTHS ENDED MARCH 31, 2004
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
REVENUES	$6,686	$211,865	$10,262	$(16,569)	$212,244

OPERATING EXPENSES:
Salaries, wages and fringe benefits	2,699	117,248	—	—	119,947
Operating supplies and expenses	3,222	33,760	64	—	37,046
Purchased transportation	—	25,906	—	—	25,906
Insurance and claims	—	9,161	9,885	(9,883)	9,163
Operating taxes and licenses	34	6,525	—	—	6,559
Depreciation and amortization	682	9,585	119	—	10,386
Rents	470	1,244	2	—	1,716
Communications and utilities	1,007	941	6	—	1,954
Other operating expenses	1,165	7,670	37	(6,686)	2,186
(Gain) loss on disposal of operating assets, net	—	(1,137)	—	—	(1,137)

Total operating expenses	9,279	210,903	10,113	(16,569)	213,726

Operating (loss) income	(2,593)	962	149	—	(1,482)

OTHER INCOME (EXPENSE):
Interest expense	(1,748)	(5,523)	(97)	—	(7,368)
Interest income	—	8	49	—	57
Foreign exchange (loss) gain, net	—	(165)	10	—	(155)
Other, net	—	(100)	—	—	(100)
Equity in (losses) earnings of subsidiaries	(4,707)	121	—	4,586	—

	(6,455)	(5,659)	(38)	4,586	(7,566)

(LOSS) INCOME BEFORE INCOME TAXES	(9,048)	(4,697)	111	4,586	(9,048)
INCOME TAX BENEFIT (EXPENSE)	—	39	(39)	—	—

NET (LOSS) INCOME	$(9,048)	$(4,658)	$72	$4,586	$(9,048)

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
THREE MONTHS ENDED MARCH 31, 2003
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
REVENUES	$6,806	$213,250	$9,022	$(15,486)	$213,592

OPERATING EXPENSES:
Salaries, wages and fringe benefits	2,610	114,965	—	—	117,575
Operating supplies and expenses	2,233	34,895	52	—	37,180
Purchased transportation	—	24,713	—	—	24,713
Insurance and claims	—	9,511	8,526	(8,680)	9,357
Operating taxes and licenses	65	7,773	—	—	7,838
Depreciation and amortization	878	11,026	120	—	12,024
Rents	478	1,140	2	—	1,620
Communications and utilities	935	950	3	—	1,888
Other operating expenses	979	8,576	100	(6,806)	2,849
Loss on disposal of operating assets, net	—	264	—	—	264

Total operating expenses	8,178	213,813	8,803	(15,486)	215,308

Operating (loss) income	(1,372)	(563)	219	—	(1,716)

OTHER INCOME (EXPENSE):
Interest expense	(3,299)	(5,107)	(48)	1,073	(7,381)
Interest income	1,073	21	305	(1,073)	326
Intercompany dividends	—	—	—	—	—
Foreign exchange gains, net	—	1,089	(71)	—	1,018
Equity in (losses) earnings of subsidiaries	(3,972)	120	—	3,852	—

	(6,198)	(3,877)	186	3,852	(6,037)

(LOSS) INCOME BEFORE INCOME TAXES	(7,570)	(4,440)	405	3,852	(7,753)
INCOME TAX BENEFIT (EXPENSE)	1,906	365	(182)	—	2,089

NET (LOSS) INCOME	$(5,664)	$(4,075)	$223	$3,852	$(5,664)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
THREE MONTHS ENDED MARCH 31, 2004
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(9,048)	$(4,658)	$72	$4,586	$(9,048)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Interest expense paid in kind	—	—	—	—	—
Amortization of deferred financing costs	704	—	—	—	704
Depreciation and amortization	682	9,585	119	—	10,386
Loss on disposal of assets and other, net	—	(1,137)	—	—	(1,137)
Foreign exchange gains, net	—	155	—	—	155
Deferred income taxes	(15)	15	—	—	—
Compensation expense related to stock options and grants	195	—	—	—	195
Equity in losses (earnings) of subsidiaries	4,707	(121)	—	(4,586)	—
Amortization of Teamsters Union contract costs	—	—	—	—	—
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	—	(4,071)	(4,470)	—	(8,541)
Inventories	—	(74)	—	—	(74)
Prepayments and other current assets	362	(7,383)	(96)	—	(7,117)
Short-term investments	—	—	—	—	—
Accounts and Notes Payable	(350)	(11,084)	2,754	—	(8,680)
Intercompany payables	1,321	(15,979)	14,658	—	—
Accrued liabilities	589	4,715	2,333	—	7,637

Net cash provided by (used in) operating activities	(852)	(30,037)	15,370	—	(15,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(4,844)	(3)	—	(4,847)
(Increase) Decrease in restricted cash and cash equivalents	—	—	(8,234)	—	(8,234)
Proceeds from sale of property and equipment	—	1,826	—	—	1,826
Decrease in cash surrender value of life insurance	—	—	—	—	—

Net cash used in investing activities	—	(3,018)	(8,237)	—	(11,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to (repayments of) revolving credit facilities, net	—	16,870	—	—	16,870
Repayment of long-term debt	—	(5,167)	—	—	(5,167)
Payment of deferred financing costs	—	—	—	—	—
Proceeds from insurance premium financing	—	26,124	—	—	26,124
Repayments of insurance premium financing	—	(5,194)	—	—	(5,194)
Proceeds from issuance of common stock	303	—	—	—	303
Other, net	—	—	—	—	—

Net cash (used in) provided by financing activities	303	32,633	—	—	32,936

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
THREE MONTHS ENDED MARCH 31, 2004
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	132	—	—	132
NET DECREASE IN CASH AND CASH EQUIVALENTS	(549)	(291)	7,133	—	6,293
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	549	1,166	433	—	2,148

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$875	$7,566	$—	$8,441

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
THREE MONTHS ENDED MARCH 31, 2003
(restated — see note 4)
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(5,664)	$(4,075)	$223	$3,852	$(5,664)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Interest expense paid in kind	—	369	—	—	369
Amortization of deferred financing costs	1,012	—	—	—	1,012
Depreciation and amortization	878	11,026	120	—	12,024
Loss on disposal of assets and other, net	—	264	—	—	264
Foreign exchange gains, net	—	(1,018)	—	—	(1,018)
Deferred income taxes	(4,401)	—	—	—	(4,401)
Compensation expense related to stock options and grants	60	—	—	—	60
Equity in losses (earnings) of subsidiaries	3,972	(120)	—	(3,852)	—
Amortization of Teamsters Union contract costs	—	600	—	—	600
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	—	2,331	479	—	2,810
Inventories	—	(226)	—	—	(226)
Prepayments and other current assets	1,472	(3,477)	(34)	—	(2,039)
Short-term investments	—	—	—	—	—
Accounts and notes payable	(560)	(3,281)	(7,308)	—	(11,149)
Intercompany payables	2,098	(9,701)	7,603	—	—
Accrued liabilities	1,763	(1,601)	(2,308)	—	(2,146)

Net cash provided by (used in) operating activities	630	(8,909)	(1,225)	—	(9,504)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27)	(5,798)	(53)	—	(5,878)
Proceeds from sale of property and equipment	—	11	—	—	11
(Increase) decrease in restricted cash and cash equivalents	—	—	(2,686)	—	(2,686)
(Increase) decrease in restricted investments	—	—	(2,442)	—	(2,442)
Decrease in cash surrender value of life insurance	1	—	—	—	1

Net cash used in investing activities	(26)	(5,787)	(5,181)	—	(10,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to revolving credit facilities, net	—	8,471	—	—	8,471
Additions to long-term debt	—	—	—	—	—
Repayment of long term debt	—	(2,226)	—	—	(2,226)
Payment of deferred financing costs	(407)	—	—	—	(407)
Proceeds from insurance premium financing	—	8,193	—	—	8,193
Repayments from insurance premium financing	—	(854)	—	—	(854)
Proceeds from issuance of common stock	57	—	—	—	57
Other, net	(261)	249	—	—	(12)

Net cash (used in) provided by financing activities	(611)	13,833	—	—	13,222

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
THREE MONTHS ENDED MARCH 31, 2003
(restated — see note 4)
In Thousands

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	85	—	—	85
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7)	(778)	(6,406)	—	(7,191)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7	1,936	7,505	—	9,448

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,158	$1,099	$—	$2,257

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company, through its subsidiaries, generates revenues by providing services to the automotive industry. Allied Automotive Group is the largest motor carrier in North America specializing in the transportation of new automobiles, light trucks and SUVs, for the major domestic and foreign automotive manufacturers.

During the first quarter of 2004, the Company renewed its vehicle delivery agreement with General Motors Corporation. The renewal extends the expiration date of the agreement to March 2006. Allied estimates that the impact to operating income in 2004 as a result of the terms and conditions of the renewal agreement with General Motors Corporation will be a potential reduction of less than $3 million, which is less than one percent of the revenues from the GM business. During the first quarter of 2004, the Company also commenced services under an amended agreement with IBM to provide additional support. The amendment extends the expiration of the agreement for 10 years and provides for additional services to manage applications for EDI, network services, technical services, and applications development and support.

In February 2004, the Company appointed David Rawden, as Executive Vice President and Chief Financial Officer. Mr. Rawden, who joined the Company as Senior Vice President in March 2002 heads the Company’s corporate finance operations and replaced the Company’s previous Executive Vice President and Chief Financial Officer, Daniel H. Popky, who served as the Chief Financial Officer from November 1998 until February 2004.

During March 2004, the Company sold excess land located in Canada and recorded gains on the disposal of property of $1.1 million.

Results of Operations

The following table sets forth the percentage relationship of expense items to revenues for the periods indicated:

	Three Months Ended
	March
	2004	2003
Revenues	100.0%	100.0%

Operating expenses:
Salaries, wages and fringe benefits	56.5	55.0
Operating supplies and expenses	17.5	17.4
Purchased transportation	12.2	11.6
Insurance and claims	4.3	4.4
Operating taxes and licenses	3.1	3.7
Depreciation and amortization	4.9	5.6
Rents	0.8	0.8
Communications and utilities	0.9	0.9
Other operating expenses	1.0	1.3
Gain (loss) on disposal of operating assets, net	(0.5)	0.1

Total operating expenses	100.7	100.8

Operating loss	(0.7)	(0.8)
Other income (expense):
Interest expense	(3.5)	(3.5)
Investment income	0.0	0.2
Foreign exchange (loss) gain, net	(0.1)	0.5
Other, net	(0.0)	0.0

	(3.6)	(2.8)

	Three Months Ended
	March
	2004	2003
Loss before income taxes	(4.3)	(3.6)
Income tax benefit	0.0	1.0

Net loss	(4.3)%	(2.6)%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues were $212.2 million in the first quarter of 2004 compared to revenues of $213.6 million in the first quarter of 2003, a decrease of $1.4 million, or 0.7%. Total vehicle deliveries were down 1.7% in the first quarter of 2004 compared to the first quarter of 2003. Total vehicle deliveries during the quarter were significantly impacted by the lower OEM shipment levels in the month of January. The Company experienced a 15.4% decline in vehicle deliveries in January 2004 versus January 2003 and a 12.3% drop in January revenues versus the prior year January period. External factors including unexpectedly soft volumes and sporadic OEM production levels directly impacted the Company’s performance during January 2004. In addition, volumes were also impacted by the Company’s decision in 2003 to exit all of its General Motors (“GM”) traffic at Jessup, Maryland and certain of GM’s Saturn traffic in Spring Hill, Tennessee. As disclosed previously, each of these pieces of business had historically generated losses. These declines in volume were partially offset by increased shipments during March 2004 versus March 2003. In fact, the Company experienced 9.1% greater vehicle deliveries in March 2004 than in March of the previous year.

The Company recorded a net loss of $9.0 million in the first quarter of 2004 versus a net loss of $5.7 million in the first quarter of 2003. Basic and diluted loss per share in the first quarter of 2004 was $1.03 versus $0.67 in the first quarter of 2003. Results for the first quarter of 2004 include a gain of $1.1 million related to the sale of excess property. This amount is included in the statements of operations as gain on the disposal of operating assets. Results for the first quarter of 2004 also included foreign currency losses of $0.2 million compared to foreign currency gains recognized in the first quarter of 2003 of $1.0 million.

The following is a discussion of the changes in the Company’s major expense categories:

Salaries, wages and fringe benefits increased from 55.0% of revenues in the first quarter of 2003 to 56.5% of revenues in the first quarter of 2004. The increase is due to cost increases resulting from additional benefits and pension contributions related to the 2003 U.S. Teamster contract. In addition, more severance costs were incurred during the first quarter of 2004 than in the first quarter prior year resulting from management’s ongoing efforts to eliminate non-value creating positions. The Company also experienced inclement weather conditions during January, which adversely affected terminal productivity. During the first quarter of 2004, the Company’s risk management expenses were $2.2 million greater than in the first quarter of 2003 resulting from costs related to worker injuries. Medical and benefit costs relating to worker injuries increased $2.2 million in the first quarter of 2004 compared to first quarter 2003.

Purchased transportation increased from 11.6% of revenues in the first quarter of 2003 to 12.2% of revenues in the first quarter of 2004. The increase was also due to inclement weather conditions during January that adversely affected terminal productivity.

Insurance and claims expense decreased from 4.4% of revenues in the first quarter of 2003 to 4.3% of revenues in the first quarter of 2004. The decrease was due primarily to lower cargo claims experienced on shipped vehicles, resulting from the Company’s ongoing initiatives to improve quality and damage-free deliveries, as well as improved claims investigation procedures to reduce payment of claims not caused by the Company. While vehicle deliveries decreased by 1.7% from the first quarter of 2004 compared to the first quarter prior year, cargo claims expenses decreased 18.1% during the same period.

Operating taxes and licenses expense decreased from 3.7% of revenues in the first quarter of 2003 to 3.1% of revenues in the first quarter of 2004. This decrease was primarily due to lower license expense incurred on the Company’s fleet.

Depreciation and amortization decreased from 5.6% of revenues in the first quarter of 2003 to 4.9% of revenues in the first quarter of 2004. The decrease was due primarily to the overall reduction in capital spending in years 2002 and 2003 resulting in a decrease in depreciation expense as assets become fully depreciated. As previously disclosed, the Company has instituted a Rig remanufacturing program to remanufacture existing owned Rigs rather than purchase new Rigs. Remanufacturing existing Rigs requires less capital spending than purchasing new Rigs. During the first quarter of 2004, the Company remanufactured approximately 75 Rigs and replaced or overhauled approximately 90 engines in its tractor fleet.

Other operating expenses decreased from 1.3% of revenues in the first quarter of 2003 to 1.0% of revenues in the first quarter of 2004. The decrease was due to a $0.3 million reduction in professional services costs compared to the costs incurred during negotiation of the new agreement with the Teamsters in the first quarter of 2003.

Gains on the disposal of assets in the first quarter of 2004 was $1.1 million resulting from the sale of excess land located in Canada. During the first quarter of 2003, loss on the disposal of assets was $0.3 million related to the disposal of non-performing assets.

Investment income decreased from $0.3 million in the first quarter of 2003 to $57,000 in the first quarter of 2004. The reduction in investment income during the first quarter of 2004 as compared to the first quarter of 2003 was due to the conversion of restricted investments to restricted cash and cash equivalents by the Company’s subsidiary Haul Insurance Ltd., resulting in lower investment income.

Foreign exchange gains, net decreased from a $1.0 million gain in the first quarter of 2003 to a loss of $0.2 million in the first quarter of 2004. The decrease for the quarter was due primarily to favorable exchange rate changes in the first quarter of 2003 related to the Company’s operating subsidiary in Canada that resulted from a strengthening of the Canadian dollar in relation to the U.S. dollar. During the first quarter of 2003, the Canadian dollar increased in value by approximately 7.1%, as compared to the U.S. dollar. During the first quarter of 2004, the Canadian dollar was more stable as compared to the U.S. dollar only declining by 1.0%.

Financial Condition, Liquidity and Capital Resources

The Company’s sources of liquidity are funds provided by operations and borrowings under its revolving credit facility with a syndicate of lenders. The Company’s primary liquidity needs are for the payment of operating expenses, the remanufacturing and maintenance of Rigs and terminal facilities, and the payment of interest and principal associated with long-term debt.

Net cash used by operating activities totaled $15.5 million for the three-month period ended March 31, 2004 versus net cash used in operating activities of $2.2 million for the three-month period ended March 31, 2003. Net cash used by operating activities consisted primarily of working capital requirement increases which included additional driver salaries and wages incurred at the end of the quarter due to the significant increases in the volume of vehicles transported during March 2004.

Net cash used in investing activities totaled $11.3 million for the three-month period ended March 31, 2004 versus $11.0 million for the three-month period ended March 31, 2003. Cash paid to purchase capital items, which are related mainly to the fleet remanufacturing program, decreased by $1.1 million while cash proceeds from the sale of assets increased by $1.8 million. The Company did not sell any significant assets in the first three months of 2003.

The Company will continue to evaluate the progression of the remanufacturing program throughout 2004. Capital expenditures for fiscal year 2004 are expected to be in the range of $25 million to $35 million related mainly to the fleet remanufacturing program. In addition, primarily due to increased collateral requirements at its captive insurance company, the Company’s restricted cash and cash equivalents and restricted investments, net increased by $3.1 million in the first quarter of 2004 as compared to the first quarter of 2003.

Net cash provided by financing activities totaled $32.9 million for the three-month period ended March 31, 2004 versus $5.9 million for the three-month period ended March 31, 2003. The primary reasons for the increase in borrowings under the revolving credit facility as compared to the first quarter prior year were, decreased operating income before (gains) losses on the disposal of operating assets, lower depreciation and amortization and increased working capital requirements. These items were partially offset by lower capital spending in 2004 related to the remanufacturing program and cash proceeds received from the sale of excess property during 2004. In addition, the Company financed approximately $20.9 million of insurance premiums net of repayments during the first quarter of 2004 and 7.3 million during the first quarter of 2003.

At March 31, 2004, $16.9 million was outstanding under the Revolver and the Canadian line of credit, and approximately $35.4 million of the Revolver was committed under letters of credit. The Company had approximately $39.3 million available under the Revolver as of March 31, 2004.

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

The Credit Facility agreement sets forth a number of affirmative, negative, and financial covenants binding on the Company. The Credit Facility contains a “subjective acceleration clause” which permits the lenders to accelerate the maturity date of the Credit Facility if an event or development occurs which could reasonably be expected to have a “material adverse effect” on the Company, as defined in the Credit Facility. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants require the Company to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization, and gains and losses on disposal of operating assets amount and also include a maximum leverage ratio. The Company was in compliance with the various covenants set forth in the Credit Facility at March 31, 2004. On March 30, 2004, the Company obtained the consent of its lenders under the Credit Facility to deliver its financial statements for the year ended December 31, 2003 on or before April 15, 2004.

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

Investments

The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. As of March 31, 2004, the Company did not have any investments.

Interest Rates

The Company primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. The majority of the Company’s long-term debt obligations bear a fixed rate of interest. The portion of the long-term debt obligation that does not bear a fixed rate of interest has an interest rate that may fluctuate within a three percentage point range based on the Company’s leverage, as defined in the agreement. A 3% increase in the interest rate to such debt would increase the Company’s interest expense by $2.7 million over the next fiscal year.

Stockholders’ Deficit

Losses this quarter resulted in negative stockholders’ equity at March 31, 2004. As a result of our stockholders’ deficit, the Company is restricted from making any repurchases of its common stock and paying dividends. In addition, continued stockholders’ deficit could cause the Company to become delisted from the American Stock Exchange. Currently, the Company believes that it is still in compliance with the listing standards of the American Stock Exchange. However, if the stockholders’ deficit continues and the Company’s market capitalization of shares held by non-affiliates decreases, the Company could face delisting from the American Stock Exchange.

Substantial Leverage

The Company has consolidated indebtedness, which is substantial in relation to its stockholders’ equity. As of March 31, 2004, the Company had total long-term debt including borrowings under revolving credit facilities of approximately $258.2 million (excluding approximately $135.9 million of trade payables and other accrued liabilities) and stockholders’ deficit of approximately $(0.1) million. In addition, the Company has additional capacity for borrowings available under its revolving credit facility, which is discussed above in Financial Condition, Liquidity and Capital Resources. The Company’s leveraged financial position exposes it to the risk of increased interest rates, may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and may make the Company more vulnerable to economic downturns and work stoppages, and limit its ability to withstand competitive pressures.

The Company’s debt instruments contain a number of affirmative, negative, and financial covenants, which limit the ability of the Company to, among other things, incur debt, incur liens, make investments, make capital expenditures, make dividend or other distributions or enter into a merger or consolidation transaction. As of March 31, 2004, the Company was in compliance with the terms of its various debt covenants. There can be no assurance, however, that the Company will be able to comply with its debt covenants in the future or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants on commercially reasonable terms, if at all.

The Company will need to use a significant amount of its future earnings to pay principal and interest on its substantial debt obligations, which will reduce the amount of money available for use in its operations, capital reinvestment, or for responding to potential business opportunities as they arise. The ability of the Company to generate the cash necessary to service its debt is subject to a number of external factors beyond its control, and there can be no assurance that the Company will be able to generate sufficient cash through its operations to enable it to meet its obligations. If the Company does not generate enough cash to enable it to meet its debt obligations, it may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or financing its debt or seeking additional equity capital. There can be no assurance that any of these actions could be effected on commercially reasonable terms, if at all, and the terms of existing or future indebtedness may restrict the Company from adopting any of these alternatives.

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

Fuel Prices

Allied Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, and changes in global demand and global production. To reduce price risk caused by market fluctuations, Allied Automotive Group periodically purchases fuel in advance of consumption. A 10% increase in diesel fuel prices would reduce pre-tax income by $6.8 million over the next fiscal year assuming levels of fuel consumption and pricing in the remainder of 2004 is consistent with the first quarter. These increases would be partially offset by the Company’s fuel surcharge agreements with certain customers. Fuel prices in the first quarter of 2004 were approximately 7% higher than fuel prices in the fourth quarter of 2003.

Competition

The automotive transportation industry is highly competitive, as Allied Automotive Group currently competes with other motor carriers of varying sizes, as well as with railroads. Allied Automotive Group also competes with non-union motor carriers and broker operations that sub-contract carhaul transportation services to low-cost independent owner-operators. The development of new methods of hauling vehicles could also lead to increased competition.

The carhaul business is labor intensive for union carhaul companies. Wages and benefits represented approximately $120 million of the Company’s consolidated operating expenses for the quarter ended March 31, 2004. There has been an increase in the number of carhaul companies that utilize non-union labor, and the market share represented by such companies has increased. Carhaul companies that utilize non-union labor operate at a significant cost advantage as compared to Allied Automotive Group and other union carhaul companies due to lower labor costs, primarily as a result of lower benefit and pension costs. Non-union competitors also operate without work rules which apply to Allied Automotive Group and other union companies, which provide non-union companies with a competitive advantage. Non-union companies, which operate at a significant cost advantage to Allied Automotive Group, may be able to provide delivery services at a cost to customers that are less than the cost of Allied Automotive Group’s services. Railroads, which specialize in long-haul transportation, may be able to provide delivery services at a cost to customers that are less than the long-haul delivery cost of Allied Automotive Group’s services. Allied Automotive Group could benefit from the temporary transportation of new vehicles due to potential rail car shortages throughout North America. This phenomenon occasionally occurs in the carhaul industry and generally speaking the trucking sector is sometimes called upon to provide supplemental capacity during these periods.

Self Insurance Claims

An increase in the number or severity of accidents, stolen equipment, or other loss events over those anticipated, or adverse development of existing claims could have a materially adverse effect on the Company’s profitability as the Company is self-insured for a significant portion of its risks. In addition, the insurance market is contracting and it is becoming increasingly more difficult to obtain insurance coverage at reasonable rates. While the Company currently has insurance coverage, there can be no assurance that the Company will be able to obtain insurance coverage in the future.

Prior to January 1, 2004, Allied had $1.0 inneraggregate limit for losses from $1.0 to $2.0 million, and an additional $4.0 million aggregate limit for losses from $2.0 to $5.0 million. Effective January 1, 2004, Allied retains up to $1.0 million liability for automotive claims with no aggregate and a $7.0 million aggregate deductible for claims that exceed $1.0 million, but are less than $5.0 million per occurrence.

Restrictions on Cash and Investments

The Company uses restricted cash and restricted investments to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. These assets are not available for the operations of the Company.

Dependence on Major Customers

Allied Automotive Group’s business is highly dependent upon General Motors, Ford, DaimlerChrysler, Toyota and Honda, its largest customers. The Company operates under written contracts with General Motors, Ford (managed by UPS Autogistics, Inc.), DaimlerChrysler, Toyota and Honda. The contract with General Motors expires in March 2006, the Ford Motor Company, contract expires in September 2005 for ramp locations and in December 2005 for plant locations, the contract with DaimlerChrysler expires in January 2005, the contract with Toyota expires in November 2004, and the contract with Honda expires in March 2005. The contracts with Ford, DaimlerChrysler and Toyota can be terminated by location for any reason or no reason based on 60 to 150 days’ notice. The contract with General Motors can be terminated by location for failure to comply with service and quality standards set forth in the contract. The Company has 30 days to cure any such noncompliance by location and General Motors may terminate by location on 60 days notice following a failure to cure.

Although Allied Automotive Group believes that its relationships with these customers is mutually satisfactory, there can be no assurance that these relationships will not be terminated in whole or in part in the future. Furthermore, automotive manufacturers are relying increasingly on fourth party logistics companies and re-engineering vehicle delivery practices, which could result in a reduction of services provided by the Company for some or all of its major customers. A significant reduction in the production levels, plant closings, or the imposition of vendor price reductions by these manufacturers, or the loss of General Motors, Ford, DaimlerChrysler, Toyota or Honda as a customer, or a significant reduction in the services provided for any of these customers by Allied Automotive Group would have a material adverse effect upon the Company. General Motors, DaimlerChrysler, and Ford, in particular, have publicly announced plans to significantly reduce vendor costs including those costs associated with logistics services. The contract with General Motors that was effective March 2004, includes reductions in the Company’s rates for transportation services.

GM has agreed to award certain new business to Allied and has further agreed to include Allied in any fuel surcharge program implemented by GM for any outbound vehicle transportation providers during the term of the new Agreement. However, there can be no assurance that GM will fulfill its commitments under the contract or that GM will award new business to Allied under terms and conditions acceptable to the company. Further, there can be no assurance that GM will grant fuel surcharge to Allied or the carhaul industry.

Foreign Currency Exchange Rates

Although the majority of the Company’s operations are in the United States, the Company does have foreign subsidiaries (primarily in Canada). The net investment in foreign subsidiaries translated into dollars using month-end exchange rates at March 31, 2004 was $86.0 million. The potential impact on other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $8.6 million. At March 31, 2004 a payable balance of $27.4 million related to intercompany transactions was outstanding on the Company’s Canadian subsidiary. The potential loss from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance amounts to $2.7 million as of March 31, 2004. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

Revenue Variability

The Company’s revenues are variable and can be impacted by sudden unexpected changes in OEM production levels OEM quality holds or OEM plant closings. In addition, the Company’s revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models, which are shipped to dealers during those periods and the higher spring and early summer sales of automobiles, SUVs, and light trucks. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled plant shut downs. Except for the impact of rising fuel costs discussed herein, inflation has not significantly affected the Company’s results of operations.

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

Contractual Obligations

The Company has certain long-term contractual obligations, including operating lease obligations and purchase and service contract commitments that are not required to be recorded in the Company’s consolidated balance sheet. The Company has no material changes to this disclosure as made in its Annual Report on Form 10-K for the year ended December 31, 2003.

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

      The Company’s critical accounting policies include the following:

     CLAIMS AND INSURANCE RESERVES — Reserves for self-insured workers’ compensation, automobile, and general liability losses are subject to management’s evaluation of the nature and severity of claims, litigation risks, and actuarial estimates based on historical claims experience adjusted for current industry trends. The Company utilizes a third-party claims processor and receives third-party actuarial valuations to assist in the determination of its claims and insurance reserves. The actuarial estimates for self-insured workers compensation and automobile liability are discounted using management’s estimate of weighted risk free interest rates for each claim year to their present values. The claims and insurance reserves are adjusted periodically as such claims mature to reflect changes in estimates made by its third party claims processors’ actuarial estimates based on actual experience. If management uses different assumptions or if different conditions occur in the future periods, future operating results or liquidity could be materially impacted.

     ACCOUNTS RECEIVABLE VALUATION RESERVES — Substantially all of the Company’s revenues are derived from transporting new automobiles, SUVs, and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Revenue is recorded when the vehicles are delivered to the dealerships. The Company makes significant estimates to determine the collectibility of its accounts receivable on the balance sheet. Estimates include assessments of the potential for customer billing adjustments based on the timing of delivery, the accuracy of pricing, as well as evaluation of the historical aging of customer accounts. In addition, estimates include periodic evaluations of the credit worthiness of customers including the impact of market and economic conditions on their viability to satisfy amounts owed to the Company. If significant billing adjustments or the financial condition of a major customer was to deteriorate, additional allowances may be required.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS — This Quarterly Report on Form 10-Q contains, and from time to time the Company and its officers, directors, or employees may make other forward-looking statements, including statements regarding, among other items, (i) the Company’s strategy, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company’s management information systems, (iv) the Company’s remanufacturing program and anticipated capital expenditures, (v) the Company’s efforts to reduce costs, (vi) the adequacy of the Company’s sources of cash to finance its current and future operations and (vii) resolution of litigation without material adverse effect on the Company. This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “seek,” “expect,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially from historical results or results expressed or implied by such forward-looking statements are the following: the ability of the Company to comply with the terms of its current debt agreements and customer contracts; economic recessions or downturns in new vehicle production or sales; war in the Middle East; increases in the cost and availability of fuel; the highly competitive nature of the automotive distribution industry; dependence on the automotive industry and recent initiatives of customers to reduce vendor costs; loss or reduction of revenues generated by the Company’s major customers or the loss of any such customers; the variability of OEM production and seasonality of the automotive distribution industry; the Company’s highly leveraged financial position; the ability of the Company to obtain financing in the future; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; increased frequency and severity and costs of work related accidents and workers’ compensation claims; availability of appropriate insurance coverages; changes in regulatory requirements which are applicable to the Company’s business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; risks associated with doing business in foreign countries; and other risk factors set forth from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to, this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Quarterly Report or in any statement referencing the risk factors and other cautionary statements set forth in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required under this item is provided under the caption “Quantitative and Qualitative Disclosures about Market Risks” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

KPMG and management discussed the reportable condition with the Audit Committee. The Company has reclassified certain items and restated its consolidated balance sheet as of December 31, 2002, and its consolidated statements of cash flows for the years ended December 31, 2002 and 2001 disclosed in its Form 10-K for the year ended December 31, 2003. The Company has also reclassified certain items and restated its consolidated statements of cash flows for the first quarter of 2003 in order to more clearly present its financial position and comply with generally accepted accounting principles. For additional information regarding the reclassifications made during 2003 to the Company’s consolidated balance sheet of December 31, 2002 and consolidated cash flow statements for years ended December 31, 2002 and 2001, see Note (3) in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K for the Year Ended December 31, 2003.

In connection with the preparation of this Quarterly Report on Form 10-Q, management, in consultation with KPMG, determined that certain items in the Company’s consolidated statements of cash flows relating to the Company’s borrowings and repayments in connection with certain insurance financing arrangements should be classified as cash flows from financing activities. Previously, in the Company’s quarterly filings, the Company had shown such items as cash flows from operating activities, including in the Company’s earnings release for the quarter ended March 31, 2004 issued on May 4, 2004. The statements of cash flows for the quarters ended March 31, 2004 and 2003 reflect this adjustment. This reclassification does not require a restatement of the Company’s consolidated statements of cash flow included in the Annual Report on Form 10-K for the year ended December 31, 2003.

Management believes that these reclassifications and restatements address the financial reporting matters raised by KPMG. The Company plans to continue to monitor the effectiveness of its internal control over financial reporting on an ongoing basis and will take further action, as appropriate to address its financial reporting process.

Other than the items identified above, there were no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibit Index

Exhibit No.	Description
10.8 (b)	Second Amendment to Employment Agreement between Allied Holdings, Inc. and Hugh E. Sawyer

10.10 (b)	Second Amendment to Employment Agreement between Allied Holdings, Inc. and Thomas Duffy

10.12 (a)	Second Amendment to Employment Agreement between Allied Holdings, Inc. and David Rawden

31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by David A. Rawden.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by David A. Rawden.

(b)	Reports on Form 8-K

On February 17, 2004, Allied Holdings, Inc. filed with the Commission a Current Report on Form 8-K pursuant to items 7 and 12, attaching a press release issued February 17, 2004 relating to its financial results for the fourth quarter ending December 31, 2003.

On March 31, 2004, Allied Holdings, Inc. filed with the Commission a Current Report on Form 8-K pursuant to items 5 and 7, attaching a press release issued by it on March 30, 2004 relating to its restatement of its balance sheet as of December 31, 2002 and the related statements of cash flow for the years ended December 31, 2001 and 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HOLDINGS, INC.

Date: May 17, 2004	By:	/s/ HUGH E. SAWYER

Hugh E. Sawyer, President and Chief Executive Officer

Date: May 17, 2004
	By:	/s/ DAVID A. RAWDEN

David A. Rawden, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.8 (b)	Second Amendment to Employment Agreement between Allied Holdings, Inc. and Hugh E. Sawyer

10.10 (b)	Second Amendment to Employment Agreement between Allied Holdings, Inc. and Thomas Duffy

10.12 (a)	Second Amendment to Employment Agreement between Allied Holdings, Inc. and David Rawden

31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by David A. Rawden.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by David A. Rawden.