Form 10-Q
period 2004-06-30
ALLIED HOLDINGS INC
filed 2004-10-21
CIK 909950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 — For the quarterly period ended June 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 — For the transition period from

Commission File Number: 0-22276

ALLIED HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

GEORGIA	58-0360550

(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

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

[  ] Yes       [X] No

Outstanding common stock, no par value at October 15, 2004...................................................8,919,905

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,301	$2,148
Restricted cash and cash equivalents	26,763	26,267
Restricted investments	3,235	—
Receivables, net of allowance for doubtful accounts of $2,173 and $3,575 respectively	56,251	55,110
Inventories	4,549	4,983
Deferred income taxes	16,608	20,213
Prepayments and other current assets	24,872	12,644

Total current assets	137,579	121,365

PROPERTY AND EQUIPMENT, NET	146,295	155,573

GOODWILL, NET	89,173	90,203

OTHER ASSETS:
Restricted cash and cash equivalents	—	55,817
Restricted investments	63,746	—
Other non-current assets	32,546	32,777

Total other assets	96,292	88,594

Total assets	$469,339	$455,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$13,500	$16,374
Borrowings under revolving credit facility	29,555	—
Accounts and notes payable	42,921	34,272
Accrued liabilities	83,998	80,937

Total current liabilities	169,974	131,583

LONG-TERM DEBT, less current maturities	221,583	230,126

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	5,106	5,302

DEFERRED INCOME TAXES	16,608	20,213

OTHER LONG-TERM LIABILITIES	60,762	59,697

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, no par value; 5,000 shares authorized, none outstanding	—	—
Common stock, no par value; 20,000 shares authorized, 8,869 and 8,764 shares outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	48,324	47,511
Treasury stock at cost, 139 shares at June 30, 2004 and December 31, 2003	(707)	(707)
Accumulated deficit	(47,825)	(35,024)
Accumulated other comprehensive loss, net of tax	(4,486)	(2,966)

Total stockholders’ equity (deficit)	(4,694)	8,814

Total liabilities and stockholders’ equity (deficit)	$469,339	$455,735

The accompanying notes are an integral part of these consolidated balance sheets.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES	$236,616	$230,078	$448,860	$443,670

OPERATING EXPENSES:
Salaries, wages and fringe benefits	127,918	123,502	247,865	241,077
Operating supplies and expenses	41,513	35,968	78,559	73,148
Purchased transportation	28,588	25,837	54,494	50,550
Insurance and claims	9,641	11,477	18,804	20,834
Operating taxes and licenses	8,096	8,159	14,655	15,997
Depreciation and amortization	9,929	11,653	20,315	23,677
Rents	2,029	1,620	3,745	3,240
Communications and utilities	1,351	1,580	3,305	3,468
Other operating expenses	2,765	2,535	4,951	5,384
Loss (gain) on disposal of operating assets, net	127	195	(1,010)	459

Total operating expenses	231,957	222,526	445,683	437,834

Operating income	4,659	7,552	3,177	5,836

OTHER INCOME (EXPENSE):
Interest expense	(7,577)	(7,373)	(14,945)	(14,754)
Investment income	131	3,007	188	3,333
Foreign exchange (loss) gain, net	(966)	1,430	(1,121)	2,448
Other, net	—	—	(100)	—

	(8,412)	(2,936)	(15,978)	(8,973)

(LOSS) INCOME BEFORE INCOME TAXES	(3,753)	4,616	(12,801)	(3,137)
INCOME TAX (EXPENSE) BENEFIT	—	(1,244)	—	845

NET (LOSS) INCOME	$(3,753)	$3,372	$(12,801)	$(2,292)

(LOSS) EARNINGS PER COMMON SHARE:
BASIC	$(0.43)	$0.40	$(1.48)	$(0.27)

DILUTED	$(0.43)	$0.39	$(1.48)	$(0.27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	8,704	8,462	8,663	8,436

DILUTED	8,704	8,700	8,663	8,436

The accompanying notes are an integral part of these consolidated statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2004	2003
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,801)	$(2,292)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Interest expense paid in kind	—	725
Amortization of deferred financing costs	1,402	2,054
Depreciation and amortization	20,315	23,677
(Gain) loss on disposal of assets and other, net	(1,010)	459
Foreign exchange (gain) loss, net	1,121	(2,448)
Deferred income taxes	—	(671)
Compensation expense related to stock options and grants	390	120
Amortization of Teamsters Union contract costs	—	1,000
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	(4,557)	9,597
Inventories	394	(299)
Prepayments and other assets	(5,754)	(2,461)
Accounts and notes payable	(6,136)	(7,194)
Accrued liabilities	3,760	(5,525)

Net cash (used in) provided by operating activities	(2,876)	16,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,281)	(8,417)
Proceeds from sale of property and equipment	2,038	31
Decrease (increase) in restricted cash and cash equivalents	55,321	(4,221)
Increase in restricted investments	(66,981)	(7,077)
Funds deposited with insurance carriers	(32,024)	(22,680)
Funds returned from insurance carriers	30,730	11,203
Decrease in the cash surrender value of life insurance	147	2

Net cash used in investing activities	(24,050)	(31,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to revolving credit facilities, net	29,555	10,084
Repayment of long-term debt	(11,417)	(8,019)
Payment of deferred financing costs	—	(414)
Proceeds from insurance financing arrangements	28,608	15,228
Repayments of insurance financing arrangements	(16,890)	(10,222)
Proceeds from issuance of common stock	423	191
Other, net	—	26

Net cash provided by financing activities	30,279	6,874

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(200)	642
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,153	(6,901)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,148	9,448

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,301	$2,547

The accompanying notes are an integral part of these consolidated statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2004 and 2003

(1) Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements included herein have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003. The statements contained herein reflect all adjustments (including normal recurring accruals), which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries (the “Company”) included in the Company’s 2003 Annual Report on Form 10-K.

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

(3) Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities and Interpretation of ARB No. 51, or FIN 46, as revised in December 2003, which addresses the consolidation by business enterprises of variable interest entities. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 must be applied no later than the first interim period ending after March 15, 2004; however, all public companies were required to apply the unmodified provisions of FIN 46 to entities considered “special purpose entities” by the end of the first reporting period ending after December 15, 2003. The adoption of FIN 46 did not have any impact on the Company’s financial statements.

(4) Restatements and Reclassifications

During 2003, and as discussed in the Company’s 2003 Annual Report on Form 10-K, the Company evaluated the classification of its cash and investments which were pledged to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. The Company concluded that because of the restriction on certain of its cash and investments, such cash and investments should have been designated as restricted in the statement of cash flows. Accordingly, the Company has restated its previously issued financial statements as of June 30, 2003 to exclude restricted cash of $5.0 million from the cash and cash equivalents totals in the consolidated statement of cash flows for the six months ended June 30, 2003.

The Company enters into notes payable with third parties to finance certain insurance arrangements. During the quarter ended March 31, 2004, the Company evaluated its insurance financing arrangements and determined that borrowings and repayments in connection with these insurance financing arrangements should be reclassified from operating activities to financing activities in the consolidated statement of cash flows for the three-month period ended March 31, 2003. As a result of the analysis, the amounts previously presented for the three-month period ended March 31, 2003 were restated for this change when the amounts were presented in the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 31, 2004.

Subsequent to the filing of the Form 10-Q for the three-month period ended March 31, 2004, the Company determined that certain additional adjustments were required in the consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003 related to the Company’s insurance financing arrangements. These adjustments resulted in changes to the proceeds from and repayments of insurance financing arrangements included in cash flows from financing activities previously reported for the three months ended March 31, 2004 and 2003. The Company also concluded that certain additional insurance financing arrangements should be presented in the balance sheets on a gross basis, as assets and obligations, rather than on a net basis. Additionally, the Company concluded that funds deposited with and returned from the Company’s insurance carriers related to its insurance arrangements should be disclosed as cash flows from investing activities rather than cash flows from operating activities.

The effects of these additional reclassifications on the Company’s consolidated statement of cash flows for the three-month period ended March 31, 2004 include a decrease in net cash used in operating activities of $4.3 million, an increase in net cash used in investing activities of $4.5 million and an increase in cash provided by financing activities of $0.2 million. The effects of the reclassifications on the Company’s consolidated statement of cash flows for the three-month period ended March 31, 2003 include a decrease in net cash used in operating activities of $10.9 million, an increase in net cash used in investing activities of $12.9 million and an increase in cash provided by financing activities of $2.0 million. These revised amounts for the three-month periods ended March 31, 2004 and 2003 are reflected in the six-month periods ended June 30, 2004 and 2003 that have been presented in this Form 10-Q.

A summary of the effects of these restatements and reclassifications on the Company’s consolidated statement of cash flows for the six months ended June 30, 2003 includes (in thousands):

	June 30, 2003
	As Previously
	Reported	As Restated
Change in operating assets and liabilities:
Accounts receivable	$3,933	$9,597
Prepayments and other assets	$(3,480)	$(2,461)
Short-term investments	$(7,077)	$0
Accrued liabilities	$(5,313)	$(5,525)
Net cash provided by operating activities	$3,194	$16,742
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	$0	$(4,221)
Increase in restricted investments	$0	$(7,077)
Funds deposited with insurance carriers	$0	$(22,680)
Funds returned from insurance carriers	$0	$11,203
Net cash used in investing activities	$(8,384)	$(31,159)
Cash flows from financing activities:
Proceeds from insurance financing arrangements	$0	$15,228
Repayments of insurance financing arrangements	$0	$(10,222)
Net cash provided by financing activities	$1,868	$6,874
Cash and cash equivalents at the beginning of the period	$10,253	$9,448
Cash and cash equivalents at the end of the period	$7,573	$2,547

(5)	Prepayments and Other Current Assets

Prepayments and other current assets consist of the following at June 30, 2004 and December 31, 2003 (in thousands):

	June 30,	December 31,
	2004	2003
Tires on tractors and trailers	$6,719	$6,779
Prepaid insurance and deposits	10,874	2,067
Prepaid licenses	3,394	1,471
Other	3,885	2,327

	$24,872	$12,644

(6)	Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill but reviews it annually for impairment or on an interim basis if an event occurs or circumstances change that would reduce the fair value of goodwill below its carrying value. The Company’s reporting units are the Allied Automotive Group and the Axis Group. The following table sets forth the carrying value of goodwill by reporting unit as of June 30, 2004 and December 31, 2003 (in thousands):

	Allied
	Automotive	Axis
	Group	Group	Total
Balance as of December 31, 2003	$77,983	$12,220	$90,203
Decrease in carrying amount due to a change in currency rates	(1,025)	(5)	(1,030)

Balance as of June 30, 2004	$76,958	$12,215	$89,173

(7)	Other Non-Current Assets

Other non-current assets consist of the following at June 30, 2004 and December 31, 2003 (in thousands):

	June 30,	December 31,
	2004	2003
Cash surrender value of life insurance	$6,052	$6,201
Deferred financing costs	8,318	9,718
Prepaid pension cost	13,781	14,166
Deposits and other	4,395	2,692

	$32,546	$32,777

(8)	Accounts and Notes Payable and Accrued Liabilities

The Company enters into notes payable with third parties for insurance financing arrangements. The Company has outstanding notes payable of $15.0 and $3.2 million for insurance financing arrangements as of June 30, 2004 and December 31, 2003, respectively, due in monthly installments, generally within one year.

Accrued liabilities consists of the following at June 30, 2004 and December 31, 2003 (in thousands):

	June 30,	December 31,
	2004	2003
Wages and benefits	$33,752	$35,180
Claims and insurance reserves	34,021	31,425
Other	16,225	14,332

	$83,998	$80,937

(9)	Employee Benefit Plans

Information regarding net periodic benefit cost for the pension and postretirement benefit plans is as follows for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,
			Postretirement
	Pension Benefits		Medical Benefits
	2004	2003	2004	2003
Service cost	$22	$13	$17	$13
Interest cost	676	393	197	148
Expected return on assets	(783)	(455)	0	0
Amortization of:
Unrecognized net actuarial loss	356	206	0	0
Prior service cost	12	7	(23)	(17)
Transition asset	(5)	(3)	0	0
Recognized actuarial loss	54	31	23	17

Net periodic benefit cost	$332	$192	$214	$161

	Six Months Ended June 30,
			Postretirement
	Pension Benefits		Medical Benefits
	2004	2003	2004	2003
Service cost	$45	$26	$30	$25
Interest cost	1,352	785	350	298
Expected return on assets	(1,567)	(910)	0	0
Amortization of:
Unrecognized net actuarial loss	711	413	0	0
Prior service cost	24	14	(40)	(34)
Transition asset	(10)	(6)	0	0
Recognized actuarial loss	108	63	40	35

Net periodic benefit cost	$663	$385	$380	$324

(10)	Long-Term Debt

Long-term debt consists of the following at June 30, 2004 and December 31, 2003 (in thousands):

	June 30,	December 31,
	2004	2003
Term loan	$85,083	$96,500
Senior notes	150,000	150,000

	235,083	246,500
Less current maturities of long-term debt	(13,500)	(16,374)

	$221,583	$230,126

The Company’s credit facility as amended in September 2003 (the “Credit Facility”) provides the Company with a $90 million revolving credit facility (the “Revolver”) and a $100 million term loan (the “Term Loan”). The Term Loan is payable in quarterly installments of principal and interest. Although the Credit Facility has a maturity date of September 2007, the Company has classified the Revolver as current based on the requirement of EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

The interest rate for the Revolver is based upon the prime rate plus 1.5%, or LIBOR plus 4.5%, at management’s discretion, with a minimum interest rate of 6.5%. The Credit Facility provides that the Term Loan bears interest between 8.5% and 11.5% to be determined solely on the Company’s leverage as defined in the agreement. At June 30, 2004, the interest rates on the Revolver and the Term Loan were 6.5% and 10.0%, respectively. Annual commitment fees are due on the undrawn portion of the commitment.

The amount available under the Revolver may be reduced based on a calculation of Revolver collateral. At June 30, 2004, $84.5 million Revolver collateral was available. Approximately $35.4 million of the Revolver was committed under letters of credit primarily related to the settlement of insurance claims. At June 30, 2004, $29.6 million was outstanding under the Revolver. Accordingly, the Company had approximately $19.5 million available under the Revolver as of June 30, 2004.

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

The Credit Facility sets forth a number of affirmative, negative, and financial covenants binding on the Company. The Credit Facility contains a “subjective acceleration clause” which permits the lenders to accelerate the maturity date of the Credit Facility if an event or development occurs which could reasonably be expected to have a “material adverse effect” on the Company, as defined in the Credit Facility. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants require the Company to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization, and gains and losses on disposal of operating assets amount and also include a maximum leverage ratio. The Company obtained the consent of its lenders under the Credit Facility to deliver its financial statements, as required by the Credit Facility, for the three and six months ended June 30, 2004 on or before September 24, 2004 and the Company delivered such financial statements on September 23, 2004. As a result, the Company was in compliance with the various covenants set forth in the Credit Facility at June 30, 2004.

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

The Company has consolidated indebtedness, which is substantial in relation to its stockholders’ deficit. As of June 30, 2004, the Company had total debt including borrowings under revolving credit facilities and notes payable under insurance financing agreements of approximately $279.6 million (excluding approximately $111.9 million of trade payables and other accrued liabilities) and stockholders’ deficit of approximately $4.7 million. In addition, the Company has additional capacity for borrowings available under its revolving credit facility. The Company’s leveraged financial position exposes it to the risk of increased interest rates, may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and may make the Company more vulnerable to economic downturns and work stoppages, and limit its ability to withstand competitive pressures.

The Company will need to use a significant amount of its future cash flows to pay principal and interest on its substantial debt obligations, which will reduce the amount of money available for use in its operations, capital reinvestment, or for responding to potential business opportunities as they arise. The ability of the Company to generate the cash necessary to service its debt is subject to a number of external factors beyond its control, and there can be no assurance that the Company will be able to generate sufficient cash through its operations to enable it to meet its obligations. If the Company does not generate enough cash to enable it to meet its debt obligations, it may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its debt, or seeking additional equity capital. There can be no assurance that any of these actions could be effected on commercially reasonable terms, if at all, and the terms of existing or future indebtedness may restrict the Company from adopting any of these alternatives.

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

(11)	Commitments and Contingencies

(a) Letters of Credit

At June 30, 2004, the Company had agreements with third parties that provide for $125.7 million of letters of credit primarily relating to settlements of insurance claims and reserves and support for a line of credit at one of the Company’s foreign subsidiaries. Of the total, $35.4 million of these letters of credit are issued by the Company and are secured by available borrowings on the Revolver and $90.3 million are issued by the Company’s wholly owned captive insurance subsidiary, Haul Insurance Limited, and are collateralized by $93.7 million of restricted investments and restricted cash and cash equivalents held by the captive. The Company renews these letters of credit annually.

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

As part of the previously disclosed settlement agreement with Ryder System Inc. (“Ryder”), the Company has a letter of credit in favor of Ryder for $5.5 million, which is included in the $35.4 million noted in (a) above, and had agreed to increase the letter of credit by $1.0 million each quarter through the third quarter of 2005. Pursuant to mutual agreement, the parties have amended the settlement to provide that the $1.0 million increase scheduled for the second quarter of 2004 was to be made in the third quarter of 2004 and such increase has subsequently been made in the third quarter as well as the $1.0 million increase required for the third quarter of 2004. Thereafter, the Company will increase the letter of credit by $1 million each quarter through the first quarter of 2005. Ryder may only draw the letter of credit if the Company fails to pay workers’ compensation and liability claims assumed by the Company in the Ryder Automotive Carrier Group acquisition. The Company has provided the letter of credit in favor of Ryder because Ryder has issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims assumed by the Company. By March 31, 2005, and periodically thereafter, an actuarial valuation will be made to determine the remaining outstanding amount of workers’ compensation and liability claims assumed by the Company, and the letter of credit issued by the Company in favor of Ryder will be adjusted accordingly.

(c)	Purchase and Service Contract Commitments

In April 2001, the Company entered into a five-year commitment with IBM to provide its mainframe computer processing services. In December 2003, the Company amended the agreement. The amended agreement is a ten-year commitment, commencing February 2004, for IBM to provide additional services to manage applications for EDI, network services, technical services, and applications development and support. The agreement includes outsourcing at determinable prices defined within the agreement. The purchase commitment over the term of the agreement totals $108.6 million.

(d)	Leases

The Company leases operating equipment (“Rigs”), office space, computer equipment, and certain terminal facilities under noncancelable operating lease agreements. During the second quarter of 2004 the Company entered into two new operating leases for 30 Rigs. The commitment over the term of the leases, 5.5 years, is $4.4 million.

(12)	Earnings Per Common Share

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

A reconciliation of net (loss) income and the weighted average number of common shares outstanding used to calculate basic and diluted (loss) earnings per common share for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic and Diluted Earnings Per Share:
Net (loss) income	$(3,753)	$3,372	$(12,801)	$(2,292)

Weighted average number of common shares outstanding:
Basic	8,704	8,462	8,663	8,436
Diluted	8,704	8,700	8,663	8,436
Net (loss) income per common share:
Basic	$(0.43)	$0.40	$(1.48)	$(0.27)
Diluted	$(0.43)	$0.39	$(1.48)	$(0.27)

Common stock equivalents for approximately 729,000 and 282,000 shares outstanding for the six months ended June 30, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share, as the impact would have been antidilutive.

(13)	Stock Option Plan

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123 and the amended disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.

If the Company applied the fair value method prescribed by SFAS No. 123, net (loss) income and (loss) income per common share would have been changed to the pro forma amounts indicated below for the three and six months ended June 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Reported net (loss) income	$(3,753)	$3,372	$(12,801)	$(2,292)
Plus: stock-based employee compensation included in reported net (loss) income, net of related taxes, when applicable	195	28	390	88
Less: stock-based employee compensation determined using the fair value method, net of related taxes, when applicable	(385)	(160)	(755)	(344)

Pro forma net (loss) income	$(3,943)	$3,240	$(13,166)	$(2,548)

(Loss) earnings per share:
As reported:
Basic	$(0.43)	$0.40	$(1.48)	$(0.27)
Diluted	$(0.43)	$0.39	$(1.48)	$(0.27)
Pro forma:
Basic	$(0.45)	$0.38	$(1.52)	$(0.30)
Diluted	$(0.45)	$0.37	$(1.52)	$(0.30)

(14)	Other Comprehensive (Loss) Income

Total comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net (loss) income	$(3,753)	$3,372	$(12,801)	$(2,292)
Foreign currency translation adjustments	(1,117)	2,897	(1,520)	4,906

Total comprehensive (loss) income	$(4,870)	$6,269	$(14,321)	$2,614

Accumulated other comprehensive (loss), net of income taxes of $1.9 million at June 30, 2004 and December 31, 2003, consists of the following (in thousands):

	June 30,	December 31,
	2004	2003
Cumulative foreign currency translation adjustments	$(3,069)	$(1,549)
Cumulative minimum pension liability adjustments	$(1,417)	$(1,417)

Total accumulated other comprehensive income	$(4,486)	$(2,966)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues — unaffiliated customers:
Allied Automotive Group	$230,005	$223,098	$435,672	$429,300
Axis Group	6,611	6,980	13,188	14,370
Corporate/Other	0	0	0	0

Total	$236,616	$230,078	$448,860	$443,670

Operating income:
Allied Automotive Group	$6,407	$7,696	$6,893	$6,619
Axis Group	637	991	1,293	1,662
Corporate/Other	(2,385)	(1,135)	(5,009)	(2,445)

Total	$4,659	$7,552	$3,177	$5,836
Reconciling items:
Interest expense	$(7,577)	$(7,373)	$(14,945)	$(14,754)
Investment income	131	3,007	188	3,333
Foreign exchange (loss) gain, net	(966)	1,430	(1,121)	2,448
Other, net	0	0	(100)	0

(Loss) income before income taxes	$(3,753)	$4,616	$(12,801)	$(3,137)

	June 30,	December 31,
	2004	2003
Total Assets:
Allied Automotive Group	$286,677	$279,208
Axis Group	28,247	31,993
Corporate/other	154,415	144,534

Total	$469,339	$455,735

Geographical information for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
United States	$186,859	$182,552	$362,078	$358,757
Canada	49,757	47,526	86,782	84,913

Total	$236,616	$230,078	$448,860	$443,670

Revenues are attributed to the respective countries based on the location of the origination terminal.

Substantially all of the Company’s revenues and receivables are generated from the automotive industry.

(16)	Supplemental Guarantor Information

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
JUNE 30, 2004
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
CURRENT ASSETS:
Cash and cash equivalents	$—	$1,190	$4,111	$—	$5,301
Restricted cash and cash equivalents	—	—	26,763	—	26,763
Restricted investments	—	—	3,235	—	3,235
Receivables, net of allowance for doubtful accounts	—	54,298	1,953	—	56,251
Inventories	—	4,549	—	—	4,549
Deferred income taxes	13,829	2,688	91	—	16,608
Prepayments and other current assets	1,648	18,629	4,595	—	24,872

Total current assets	15,477	81,354	40,748	—	137,579

PROPERTY AND EQUIPMENT, NET	5,666	137,825	2,804	—	146,295
GOODWILL, NET	1,515	87,658	—	—	89,173
OTHER ASSETS:
Restricted cash and cash equivalents	—	—	—	—	—
Restricted investments	—	—	63,746	—	63,746
Other non-current assets	28,385	3,466	695	—	32,546
Intercompany receivables	56,417	—	—	(56,417)	—
Investment in subsidiaries	28,036	5,923	—	(33,959)	—

Total other assets	112,838	9,389	64,441	(90,376)	96,292

Total assets	$135,496	$316,226	$107,993	$(90,376)	$469,339

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$13,500	$—	$—	$13,500
Borrowings under revolving credit facility	—	29,555	—	—	29,555
Accounts and notes payable	2,700	40,238	(17)	—	42,921
Intercompany payables	—	48,930	7,487	(56,417)	—
Accrued liabilities	6,019	42,983	34,996	—	83,998

Total current liabilities	8,719	175,206	42,466	(56,417)	169,974

LONG-TERM DEBT, less current maturities	150,000	71,583	—	—	221,583
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	5,106	—	—	5,106
DEFERRED INCOME TAXES	(18,529)	35,137	—	—	16,608
OTHER LONG-TERM LIABILITIES	—	27,344	33,418	—	60,762
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, no par value	—	—	—	—	—
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	48,324	166,130	2,488	(168,618)	48,324
Treasury stock at cost	(707)	—	—	—	(707)
Retained (deficit) earnings	(47,825)	(153,611)	29,621	123,990	(47,825)
Accumulated other comprehensive loss, net of tax	(4,486)	(10,669)	—	10,669	(4,486)

Total stockholders’ (deficit) equity	(4,694)	1,850	32,109	(33,959)	(4,694)

Total liabilities and stockholders’ (deficit) equity	$135,496	$316,226	$107,993	$(90,376)	$469,339

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET INFORMATION
DECEMBER 31, 2003
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
CURRENT ASSETS:
Cash and cash equivalents	$549	$1,166	$433	$—	$2,148
Restricted cash and cash equivalents	—	—	26,267	—	26,267
Receivables, net of allowance for doubtful accounts	—	50,842	4,268	—	55,110
Inventories	—	4,983	—	—	4,983
Deferred income taxes	17,518	2,695	—	—	20,213
Prepayments and other current assets	1,750	10,860	34	—	12,644

Total current assets	19,817	70,546	31,002	—	121,365

PROPERTY AND EQUIPMENT, NET	6,695	145,912	2,966	—	155,573
GOODWILL, NET	1,515	88,688	—	—	90,203
OTHER ASSETS:
Restricted cash and cash equivalents	—	—	55,817	—	55,817
Other non-current assets	30,327	1,679	771	—	32,777
Deferred income taxes	14,875	—	—	(14,875)	—
Intercompany receivables	63,954	—	(10,677)	(53,277)	—
Investment in subsidiaries	32,631	5,626	—	(38,257)	—

Total other assets	141,787	7,305	45,911	(106,409)	88,594

Total assets	$169,814	$312,451	$79,879	$(106,409)	$455,735

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$16,374	$—	$—	$16,374
Accounts and notes payable	2,175	32,025	72	—	34,272
Intercompany payables	—	53,277	—	(53,277)	—
Accrued liabilities	8,825	56,614	15,498	—	80,937

Total current liabilities	11,000	158,290	15,570	(53,277)	131,583

LONG-TERM DEBT, less current maturities	150,000	80,126	—	—	230,126
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	5,302	—	—	5,302
DEFERRED INCOME TAXES	—	35,088	—	(14,875)	20,213
OTHER LONG-TERM LIABILITIES	—	27,011	32,686	—	59,697
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, no par value	—	—	—	—	—
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	47,511	166,130	2,488	(168,618)	47,511
Treasury stock at cost	(707)	—	—	—	(707)
Retained (deficit) earnings	(35,024)	(148,516)	29,135	119,381	(35,024)
Accumulated other comprehensive loss, net of tax	(2,966)	(10,980)	—	10,980	(2,966)

Total stockholders’ (deficit) equity	8,814	6,634	31,623	(38,257)	8,814

Total liabilities and stockholders’ (deficit) equity	$169,814	$312,451	$79,879	$(106,409)	$455,735

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
THREE MONTHS ENDED JUNE 30, 2004
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
REVENUES	$6,680	$236,181	$10,317	$(16,562)	$236,616

OPERATING EXPENSES:
Salaries, wages and fringe benefits	1,680	126,238	—	—	127,918
Operating supplies and expenses	3,613	37,834	66	—	41,513
Purchased transportation	—	28,588	—	—	28,588
Insurance and claims	—	9,639	9,884	(9,882)	9,641
Operating taxes and licenses	44	8,052	—	—	8,096
Depreciation and amortization	648	9,162	119	—	9,929
Rents	475	1,553	1	—	2,029
Communications and utilities	742	602	7	—	1,351
Other operating expenses	1,781	7,576	88	(6,680)	2,765
Loss on disposal of operating assets, net	—	127	—	—	127

Total operating expenses	8,983	229,371	10,165	(16,562)	231,957

Operating (loss) income	(2,303)	6,810	152	—	4,659

OTHER INCOME (EXPENSE):
Interest expense	(1,306)	(6,199)	(72)	—	(7,577)
Investment income	—	10	121	—	131
Foreign exchange losses, net	—	(842)	(124)	—	(966)
Other, net	—	—	—	—	—
Equity in (losses) earnings of subsidiaries	(144)	149	—	(5)	—

	(1,450)	(6,882)	(75)	(5)	(8,412)

(LOSS) INCOME BEFORE INCOME TAXES	(3,753)	(72)	77	(5)	(3,753)
INCOME TAX (EXPENSE) BENEFIT	—	(337)	337	—	—

NET (LOSS) INCOME	$(3,753)	$(409)	$414	$(5)	$(3,753)

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
THREE MONTHS ENDED JUNE 30, 2003
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
REVENUES	$7,298	$229,736	$9,236	$(16,192)	$230,078

OPERATING EXPENSES:
Salaries, wages and fringe benefits	2,555	120,947	—	—	123,502
Operating supplies and expenses	2,310	33,632	26	—	35,968
Purchased transportation	—	25,837	—	—	25,837
Insurance and claims	—	11,476	8,895	(8,894)	11,477
Operating taxes and licenses	58	8,101	—	—	8,159
Depreciation and amortization	849	10,692	112	—	11,653
Rents	510	1,109	1	—	1,620
Communications and utilities	915	662	3	—	1,580
Other operating expenses	1,164	8,574	95	(7,298)	2,535
Loss on disposal of operating assets, net	—	195	—	—	195

Total operating expenses	8,361	221,225	9,132	(16,192)	222,526

Operating (loss) income	(1,063)	8,511	104	—	7,552

OTHER INCOME (EXPENSE):
Interest expense	(1,748)	(5,573)	(52)	—	(7,373)
Interest income	—	21	2,986	—	3,007
Foreign exchange gains, net	—	1,332	98	—	1,430
Equity in earnings of subsidiaries	6,263	227	—	(6,490)	—

	4,515	(3,993)	3,032	(6,490)	(2,936)

INCOME BEFORE INCOME TAXES	3,452	4,518	3,136	(6,490)	4,616
INCOME TAX EXPENSE	(80)	(42)	(1,122)	—	(1,244)

NET INCOME	$3,372	$4,476	$2,014	$(6,490)	$3,372

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
SIX MONTHS ENDED JUNE 30, 2004
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
REVENUES	$13,366	$448,046	$20,579	$(33,131)	$448,860

OPERATING EXPENSES:
Salaries, wages and fringe benefits	4,379	243,486	—	—	247,865
Operating supplies and expenses	6,835	71,594	130	—	78,559
Purchased transportation	—	54,494	—	—	54,494
Insurance and claims	—	18,800	19,769	(19,765)	18,804
Operating taxes and licenses	78	14,577	—	—	14,655
Depreciation and amortization	1,330	18,747	238	—	20,315
Rents	945	2,797	3	—	3,745
Communications and utilities	1,749	1,543	13	—	3,305
Other operating expenses	2,946	15,246	125	(13,366)	4,951
Gain on disposal of operating assets, net	—	(1,010)	—	—	(1,010)

Total operating expenses	18,262	440,274	20,278	(33,131)	445,683

Operating (loss) income	(4,896)	7,772	301	—	3,177

OTHER INCOME (EXPENSE):
Interest expense	(3,054)	(11,722)	(169)	—	(14,945)
Investment income	—	18	170	—	188
Foreign exchange losses, net	—	(1,007)	(114)	—	(1,121)
Other, net	—	(100)	—	—	(100)
Equity in (losses) earnings of subsidiaries	(4,851)	270	—	4,581	—

	(7,905)	(12,541)	(113)	4,581	(15,978)

(LOSS) INCOME BEFORE INCOME TAXES	(12,801)	(4,769)	188	4,581	(12,801)
INCOME TAX (EXPENSE) BENEFIT	—	(298)	298	—	—

NET (LOSS) INCOME	$(12,801)	$(5,067)	$486	$4,581	$(12,801)

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
SIX MONTHS ENDED JUNE 30, 2003
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
REVENUES	$14,104	$442,986	$18,258	$(31,678)	$443,670

OPERATING EXPENSES:
Salaries, wages and fringe benefits	5,165	235,912	—	—	241,077
Operating supplies and expenses	4,543	68,527	78	—	73,148
Purchased transportation	—	50,550	—	—	50,550
Insurance and claims	—	20,987	17,421	(17,574)	20,834
Operating taxes and licenses	123	15,874	—	—	15,997
Depreciation and amortization	1,727	21,718	232	—	23,677
Rents	988	2,249	3	—	3,240
Communications and utilities	1,850	1,612	6	—	3,468
Other operating expenses	2,143	17,150	195	(14,104)	5,384
Loss on disposal of operating assets, net	—	459	—	—	459

Total operating expenses	16,539	435,038	17,935	(31,678)	437,834

Operating (loss) income	(2,435)	7,948	323	—	5,836

OTHER INCOME (EXPENSE):
Interest expense	(3,974)	(10,680)	(100)	—	(14,754)
Investment income	—	42	3,291	—	3,333
Foreign exchange gains, net	—	2,421	27	—	2,448
Equity in earnings of subsidiaries	2,291	347	—	(2,638)	—

	(1,683)	(7,870)	3,218	(2,638)	(8,973)

(LOSS) INCOME BEFORE INCOME TAXES	(4,118)	78	3,541	(2,638)	(3,137)
INCOME TAX BENEFIT (EXPENSE)	1,826	323	(1,304)	—	845

NET (LOSS) INCOME	$(2,292)	$401	$2,237	$(2,638)	$(2,292)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
SIX MONTHS ENDED JUNE 30, 2004
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,801)	$(5,067)	$486	$4,581	$(12,801)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	1,402	—	—	—	1,402
Depreciation and amortization	1,330	18,747	238	—	20,315
Gain on disposal of assets and other, net	—	(1,010)	—	—	(1,010)
Foreign exchange losses, net	—	1,121	—	—	1,121
Deferred income taxes	—	91	(91)	—	—
Compensation expense related to stock options and grants	390	—	—	—	390
Equity in losses (earnings) of subsidiaries	4,851	(270)	—	(4,581)	—
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	—	(6,872)	2,315	—	(4,557)
Inventories	—	394	—	—	394
Prepayments and other assets	290	(1,559)	(4,485)	—	(5,754)
Accounts and notes payable	525	24,158	(30,819)	—	(6,136)
Intercompany payables	5,760	(2,570)	(3,190)	—	—
Accrued liabilities	(2,771)	(13,699)	20,230	—	3,760

Net cash (used in) provided by operating activities	(1,024)	13,464	(15,316)	—	(2,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(95)	(13,110)	(76)	—	(13,281)
Proceeds from sale of property and equipment	—	2,038	—	—	2,038
Decrease in restricted cash and cash equivalents	—	—	55,321	—	55,321
Increase in restricted investments	—	—	(66,981)		(66,981)
Funds deposited with insurance carriers	—	(32,024)	—	—	(32,024)
Funds returned from insurance carriers	—	—	30,730	—	30,730
Decrease in cash surrender value of life insurance	147	—	—	—	147

Net cash provided by (used in) investing activities	52	(43,096)	18,994	—	(24,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to revolving credit facilities, net	—	29,555	—	—	29,555
Repayment of long-term debt	—	(11,417)	—	—	(11,417)
Proceeds from insurance financing arrangements	—	28,608	—	—	28,608
Repayments of insurance financing arrangements	—	(16,890)	—	—	(16,890)
Proceeds from issuance of common stock	423	—	—	—	423

Net cash provided by financing activities	423	29,856	—	—	30,279

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(200)	—	—	(200)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(549)	24	3,678	—	3,153
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	549	1,166	433	—	2,148

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$1,190	$4,111	$—	$5,301

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
SIX MONTHS ENDED JUNE 30, 2003
(Restated - See Note 4)
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,292)	$401	$2,237	$(2,638)	$(2,292)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Interest expense paid in kind	—	725	—	—	725
Amortization of deferred financing costs	2,054	—	—	—	2,054
Depreciation and amortization	1,727	21,718	232	—	23,677
Loss on disposal of assets and other, net	—	459	—	—	459
Foreign exchange gains, net	—	(2,448)	—	—	(2,448)
Deferred income taxes	(671)	—	—	—	(671)
Compensation expense related to stock options and grants	120	—	—	—	120
Equity in earnings of subsidiaries	(2,291)	(347)	—	2,638	—
Amortization of Teamsters Union contract costs	—	1,000	—	—	1,000
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	—	18,359	(8,762)	—	9,597
Inventories	—	(299)	—	—	(299)
Prepayments and other assets	1,362	(7,841)	4,018	—	(2,461)
Accounts and notes payable	(148)	(6,946)	(100)	—	(7,194)
Intercompany payables	3,334	(3,326)	(8)	—	—
Accrued liabilities	(2,419)	(10,778)	7,672	—	(5,525)

Net cash provided by (used in) operating activities	776	10,677	5,289	—	16,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(194)	(8,157)	(66)	—	(8,417)
Proceeds from sale of property and equipment	—	31	—	—	31
Increase in restricted cash and cash equivalents	—	—	(4,221)	—	(4,221)
Increase in restricted investments	—	—	(7,077)	—	(7,077)
Funds deposited with insurance carriers	—	(22,680)	—	—	(22,680)
Funds returned from insurance carriers	—	—	11,203	—	11,203
Decrease in cash surrender value of life insurance	2	—	—	—	2

Net cash used in investing activities	(192)	(30,806)	(161)	—	(31,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to revolving credit facilities, net	—	10,084	—	—	10,084
Repayment of long-term debt	—	(8,019)	—	—	(8,019)
Payment of deferred financing costs	(414)	—	—	—	(414)
Proceeds from insurance financing arrangements	—	—	15,228	—	15,228
Repayments of insurance financing arrangements	—	(10,222)	—	—	(10,222)
Proceeds from issuance of common stock	191	—	—	—	191
Other, net	(368)	394	—	—	26

Net cash (used in) provided by financing activities	(591)	(7,763)	15,228	—	6,874

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	642	—	—	642
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7)	(27,250)	20,356	—	(6,901)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7	1,936	7,505	—	9,448

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$(25,314)	$27,861	$—	$2,547

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

In the second quarter of 2004, the Company recorded additional expense to increase its self-insurance reserves, which was due primarily to higher than expected costs in the Company’s reserves for aged workers’ compensation claims. The impact was an increase in total self-insurance reserves during the second quarter of $3.6 million, or 3.9% of the Company’s self-insurance reserves as of June 30, 2004.

Allied Automotive Group has agreed to retain its General Motors yard management services operations in consideration for a negotiated price increase with General Motors, which Allied Automotive Group believes will restore the profitability of these yard management services in the second half of 2004. Pursuant to the renewal of the vehicle delivery agreement with General Motors during the first quarter of 2004, Allied Automotive Group had previously disclosed that it would discontinue these yard services.

Allied Automotive Group’s contract with DaimlerChrysler Corporation (“DaimlerChrysler”) expires on January 1, 2005. Allied Automotive Group has initiated preliminary negotiations with DaimlerChrysler in regard to the renewal of this agreement, and Allied Automotive Group is attempting to increase its pricing in regard to this account. Allied Automotive Group believes that it will be exposed to market share risk as a result of its attempt to increase pricing in these negotiations.

Results of Operations

The following table sets forth the percentage relationship of expense items to revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%

Operating expenses:
Salaries, wages and fringe benefits	54.0	53.7	55.2	54.3
Operating supplies and expenses	17.5	15.6	17.5	16.4
Purchased transportation	12.1	11.2	12.1	11.4
Insurance and claims	4.1	5.0	4.2	4.7
Operating taxes and licenses	3.4	3.5	3.3	3.6
Depreciation and amortization	4.2	5.1	4.5	5.3
Rents	0.9	0.7	0.8	0.7
Communications and utilities	0.6	0.7	0.7	0.8
Other operating expenses	1.1	1.1	1.1	1.2
Gain (loss) on disposal of operating assets, net	0.0	0.1	(0.2)	0.1

Total operating expenses	(98.0)	(96.7)	(99.2)	(98.7)

Operating income	2.0	3.3	0.8	1.3
Other income (expense):
Interest expense	(3.2)	(3.2)	(3.3)	(3.3)
Investment income	0.0	1.3	0.0	0.7
Foreign exchange (loss) gain, net	(0.4)	0.6	(0.3)	0.6
Other, net	0.0	0.0	0.0	0.0

(Loss) income before income taxes	(1.6)	2.0	(2.8)	(0.7)
Income tax (expense) benefit	0.0	(0.5)	0.0	0.2

Net (loss) income	(1.6%)	1.5%	(2.8%)	(0.5%)

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

Revenues were $236.6 million in the second quarter of 2004 compared to revenues of $230.1 million in the second quarter of 2003, an increase of $6.5 million, or 2.8%. The increase is due primarily to an increase in total vehicle deliveries of 0.6% and an increase in the revenue per unit of $2.30. For the six-month period ended June 30, 2004, revenues were $448.9 million, versus revenues of $443.7 million for the six-month period ended June 30, 2003, an increase of $5.2 million, or 1.1%, with an increase in revenue per unit of $1.82. Revenue per unit increased due to higher priced rail diversion traffic, longer length of haul, and improved traffic selection.

The Company recorded a net loss of $3.8 million in the second quarter of 2004 versus net income of $3.4 million in the second quarter of 2003. In the second quarter of 2004, the Company recorded an increase of $3.6 million in its total self-insurance reserves, primarily caused by higher than expected costs in the Company’s reserves for aged workers’ compensation claims. The Company increased its reserves for aged workers’ compensation claims during the second quarter by $5.9 million. The impact of this increase in reserves was partially offset by progress in the general liability area. The net impact from these two items was an increase in total self-insurance reserves during the second quarter of $3.6 million, or 3.9% of the Company’s self-insurance reserves as of June 30, 2004. The second quarter results also include foreign exchange losses of $1.0 million compared to foreign exchange gains of $1.4 million in the second quarter of 2003, and a reduction in investment income on collateral held by the Company’s captive insurance company of $2.9 million in the second quarter of 2004 as compared to the second quarter of 2003. Increased costs in the second quarter of 2004 were partially offset by increased revenues and revenue per unit, improved line haul and driver productivity, and a reduction in cargo claims expense. Basic and diluted loss per share in the second quarter of 2004 was $0.43 versus basic earnings per share of $0.40 and diluted earnings per share of $0.39 in the second quarter of 2003.

For the six-month period ended June 30, 2004 the Company recorded a net loss of $12.8 million versus a net loss of $2.3 for the six-month period ended June 30, 2003. Results for the first six months of 2004 were adversely impacted by lower OEM shipment levels in January 2004, dramatically higher fuel prices during the second quarter, the financial impact of the terms of the previously disclosed General Motors’ contract renewal, higher benefits costs related to employees covered by the Company’s collective bargaining agreement with the International Brotherhood of Teamsters (“Teamsters”), and the increase to the Company’s self-insurance reserves during the second quarter of 2004. Basic and diluted loss per share for the six-month period ended June 30, 2004 was $1.48 versus basic and diluted loss per share of $0.27 for the six-month period ended June 30, 2003.

The following is a discussion of the changes in the Company’s major expense categories:

Salaries, wages and fringe benefits increased from 53.7% of revenues in the second quarter of 2003 to 54.0% of revenues in the second quarter of 2004, and increased from 54.3% of revenues for the six-month period ended June 30, 2003 to 55.2% of revenues for the six-month period ended June 30, 2004. Workers’ compensation expense increased by $4.8 million in the second quarter of 2004 as compared to the second quarter of 2003, and increased by $6.9 million for the first six months of 2004 as compared to the same period in 2003. The increase in salaries and wages expense for the second quarter of 2004 is due primarily to an increase in workers’ compensation expense and an increase in benefit costs related to the Company’s employees represented by the Teamsters for the first six months of 2004 versus 2003. The additional workers’ compensation expense was to increase in the Company’s self-insurance reserves to provide for the deterioration in workers’ compensation claims incurred in prior years. The increased costs were due primarily to continued wage and medical cost inflation, costs from changes to the Company’s claims administration process, including investigating claim validity, and health care provider network as well as accelerating the closure of claims. In 2004, the Company has experienced positive trends in its workers’ compensation metrics. Lost time days decreased by approximately 6% and 14% for the three and six-month periods ended June 30, 2004, respectively, versus the three and six-month periods ended June 30, 2003. The increase in salaries and wages expense for the second quarter of 2004 was partially offset by cost savings related to improved driver and line-haul productivity.

Operating supplies and expenses increased from 15.6% of revenues in the second quarter of 2003 to 17.5% of revenues in the second quarter of 2004, and increased from 16.4% of revenues for the six-month period ended June 30, 2003 to 17.5% of revenues for the six-month period ended June 30, 2004. The increase was due primarily to an increase in fuel costs, repairs and maintenance costs associated with a small number of US and Canadian terminal operations, and the outsourcing of the Company’s remaining information and technology services during the first quarter of 2004. Fuel prices for the second quarter of 2004 were approximately 17% higher than the second quarter of 2003, resulting in additional expense of $2.5 million. The Company receives fuel surcharges, which are recorded as a component of revenues, under contracts with customers who represent approximately 59% of 2003 revenues. This allows the Company to mitigate rising fuel costs by passing on the additional costs to such customers. However, the customer fuel surcharges typically reset at the beginning of the quarter based on fuel prices in the previous quarter, which causes a quarter lag between when fuel cost increases are incurred and the benefit of the fuel surcharge begins.

Purchased transportation increased from 11.2% of revenues in the second quarter of 2003 to 12.1% of revenues in the second quarter of 2004, and increased from 11.4% of revenues for the six-month period ended June 30, 2003 to 12.1% of revenues for the six-month period June 30, 2004. The increase was due primarily to an increase in the length of haul for vehicles delivered by owner-operators. The length of haul increased as a result of increased production at locations that utilize brokers and handle traffic with a longer length of haul. All costs for owner-operators are included in purchased transportation.

Insurance and claims expense decreased from 5.0% of revenues in the second quarter of 2003 to 4.1% of revenues in the second quarter of 2004, and decreased from 4.7% of revenues for the six-month period ended June 30, 2003 to 4.2% of revenues for the six-month period ended June 30, 2004. The decrease was due primarily to lower general liability claims and cargo claims expense on shipped vehicles. As a result of the Company’s effort to increase driver safety, the number of general liability accidents decreased by 13% during the second quarter of 2004 as compared to the second quarter of 2003 and decreased by 15% for the first six months of 2004 versus the first six months of 2003. General liability expense decreased by $1.1 million and $0.4 million for the three and six-month periods ended June 30, 2004, respectively, versus the three and six-month periods ended June 30, 2003. Cargo claims expense decreased by approximately $1.0 million in the second of quarter of 2004 versus the second quarter of 2003 while vehicle deliveries increased for the same period. Cargo claims expense decreased by $2.0 million for the six-month period ended June 30, 2004 versus the six-month period ended June 30, 2003. The decrease in cargo claims is a result of the Company’s ongoing initiatives to improve quality and damage-free deliveries, as well as improved claims investigation procedures to reduce the payment of claims not caused by the Company. Damage free deliveries improved from 99.70% for the three and six-month periods ended June 30, 2003 to 99.75% for the three and six-month periods ended June 30, 2004.

Depreciation and amortization decreased from 5.1% of revenues in the second quarter of 2003 to 4.2% of revenues in the second quarter of 2004 and decreased from 5.3% of revenues for the six-month period ended June 30, 2003 to 4.5% of revenues for the six-month period ended June 30, 2004. The decrease for the three and six-month periods ended June 30, 2004 versus the three and six-month periods ended June 30, 2003 was due primarily to the overall reduction in capital spending in years 2002 and 2003 resulting in a decrease in depreciation expense as assets become fully depreciated. As previously disclosed, the Company has instituted a Rig remanufacturing program to remanufacture existing owned Rigs rather than purchase new Rigs. Remanufacturing existing Rigs requires less capital spending than purchasing new Rigs. During the second quarter of 2004, the Company remanufactured approximately 40 Rigs and replaced or overhauled approximately 100 engines in its tractor fleet.

The gain on the disposal of assets increased from a loss of $459,000 for the six-month period ended June 30, 2003 to a gain of $1.0 million for the six-month period ended June 30, 2004. The increase is due to a gain from the sale of excess land located in Canada during the first quarter of 2004.

Investment income decreased from $3.0 million in the second quarter of 2003 to $0.1 million in the second quarter of 2004 and decreased from $3.3 million for the six-month period ended June 30, 2003 to $0.2 million for the six-month period ended June 30, 2004. The reduction in investment income during the second quarter of 2004 and for the first six months of 2004 was due to the Company’s subsidiary Haul Insurance Ltd. holding collateral assets primarily in cash in 2004 versus a portfolio of cash, fixed income securities and equity securities during 2003, which yielded more investment income.

Foreign exchange gains, net decreased from a $1.4 million gain in the second quarter of 2003 to a loss of $1.0 million in the second quarter of 2004 and decreased from a $2.4 million gain for the six-month period ended June 30, 2003 to a loss of $1.1 million for the six-month period ended June 30, 2004. The decrease for the quarter and the first six months of 2004 as compared to the same periods in 2003 was primarily related to the decline in the strength of the Canadian dollar as compared to the US dollar, which affected the Company’s operating subsidiary in Canada. The weakening of the Canadian dollar generated unfavorable exchange rate changes. During the second quarter of 2004 the Canadian dollar declined by approximately 2.7% while it made favorable gains of approximately 9.3% during the second quarter of 2003. For the first six months of 2004 the Canadian dollar declined by approximately 3.7% as compared to favorable gains of approximately 17.1% for the first six months of 2003.

Financial Condition, Liquidity and Capital Resources

The Company’s sources of liquidity are funds provided by operations and borrowings under its revolving credit facility with a syndicate of lenders. The Company’s primary liquidity needs are for the payment of operating expenses, the remanufacturing and maintenance of Rigs and terminal facilities, and the payment of interest and principal associated with debt.

Net cash used in operating activities totaled $2.9 million for the six-month period ended June 30, 2004 versus net cash provided by operating activities of $16.7 million for the six-month period ended June 30, 2003. The decrease in cash provided by operations is a result of the increase in the Company’s net loss and an increase in working capital requirements.

Net cash used in investing activities totaled $24.1 million for the six-month period ended June 30, 2004 versus $31.2 million for the six-month period ended June 30, 2003. The decrease in cash used in investing activities is due primarily to the timing of funds deposited with and returned from insurance carriers related to the Company’s insurance arrangements. Net cash outflows to the Company’s insurance carriers were $1.3 million for the six-month period ended June 30, 2004 versus $11.5 million for the six-month period ended June 30, 2003. In 2004, the majority of funds on deposit related to insurance arrangements were reimbursed to the Company by the insurance carriers in the first quarter of 2004. During 2003, the Company’s insurance carriers reimbursed cash on deposit related to insurance arrangements throughout the year. Offsetting this decrease, cash paid to purchase capital items, which are related mainly to the fleet remanufacturing program, increased by $4.9 million in 2004 while cash proceeds from the sale of assets increased by $2.0 million. Cash proceeds in 2004 were related to the sale of excess land in Canada during the first quarter. The Company did not sell any significant assets in the first six months of 2003. The Company will continue to evaluate the progression of the remanufacturing program throughout 2004. The Company expects to remanufacture approximately 135 Rigs during 2004. Capital expenditures for fiscal year 2004 are expected to be in the range of $24 million to $28 million related mainly to the fleet remanufacturing program. These estimates are down from previously disclosed estimates of $25 million to $35 million. The Company has lowered its estimate of capital expenditure requirements for fiscal year 2004 due to a decrease in the original 2004 estimates for North American vehicle production, as well as the Company’s ability to lease certain of its new Rigs.

Net cash provided by financing activities totaled $30.3 million for the six-month period ended June 30, 2004 versus $6.9 million for the six-month period ended June 30, 2003. Cash provided by financing activities increased due to borrowings needed to fund operations, increased capital spending and an increase in funding required at the Company’s captive insurance company. The increase in funding was due to requirements to prefund during the first quarter of 2004 substantially all of the Company’s estimated self-insurance losses for 2004. During 2003, the Company prefunded only a portion of its estimated losses. In addition, the Company financed approximately $28.6 of insurance obligations and repaid approximately $16.9 during the first six months of 2004, and financed approximately $15.2 of insurance obligations and repaid approximately $10.2 during the first six months of 2003.

Subsequent to the filing of the Form 10-Q for the three-month period ended March 31, 2004, the Company determined that certain additional adjustments were required in the consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003 related to the Company’s insurance financing arrangements. These adjustments resulted in changes to the proceeds from and repayments of insurance financing arrangements included in cash flows from financing activities previously reported for the three months ended March 31, 2004 and 2003. The Company also concluded that certain additional insurance financing arrangements should be presented in the balance sheets on a gross basis, as assets and obligations, rather than on a net basis. Additionally, the Company concluded that funds deposited with and returned from the Company’s insurance carriers related to its insurance arrangements should be disclosed as cash flows from investing activities rather than cash flows from operating activities.

The effects of these additional reclassifications on the Company’s consolidated statement of cash flows for the three-month period ended March 31, 2004 include a decrease in net cash used in operating activities of $4.3 million, an increase in net cash used in investing activities of $4.5 million and an increase in cash provided by financing activities of $0.2 million. The effects of the reclassifications on the Company’s consolidated statement of cash flows for the three-month period ended March 31, 2003 include a decrease in net cash used in operating activities of $10.9 million, an increase in net cash used in investing activities of $12.9 million and an increase in cash provided by financing activities of $2.0 million. These revised amounts for the three-month periods ended March 31, 2004 and 2003 are reflected in the six-month periods ended June 30, 2004 and 2003 that have been presented in this Form 10-Q.

At June 30, 2004, $29.6 million was outstanding under the Revolver, and approximately $35.4 million of the Revolver was committed under letters of credit. The Company had approximately $19.5 million available under the Revolver as of June 30, 2004. As part of the previously disclosed settlement agreement with Ryder System Inc. (“Ryder”), the Company has a letter of credit in favor of Ryder for $5.5 million, which is included in the $35.4 million letters of credit under the Revolver. The Company had agreed to increase the letter of credit by $1.0 million each quarter through the third quarter of 2005. Pursuant to mutual agreement, the parties have amended the settlement to provide that the $1.0 million increase scheduled for the second quarter of 2004 was to be made in the third quarter of 2004 and such increase has subsequently been made in the third quarter as well as the $1.0 million increase required for the third quarter of 2004. Thereafter, the Company will increase the letter of credit by $1 million each quarter through the first quarter of 2005. Ryder may only draw the letter of credit if the Company fails to pay workers’ compensation and liability claims assumed by the Company in the Ryder Automotive Carrier Group acquisition. The Company has provided the letter of credit in favor of Ryder because Ryder has issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims assumed by the Company. By March 31, 2005, and periodically thereafter, an actuarial valuation will be made to determine the remaining outstanding amount of workers’ compensation and liability claims assumed by the Company, and the letter of credit issued by the Company in favor of Ryder will be adjusted accordingly.

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

The Credit Facility sets forth a number of affirmative, negative, and financial covenants binding on the Company. The Credit Facility contains a “subjective acceleration clause” which permits the lenders to accelerate the maturity date of the Credit Facility if an event or development occurs which could reasonably be expected to have a “material adverse effect” on the Company, as defined in the Credit Facility. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants require the Company to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization, and gains and losses on disposal of operating assets amount and also include a maximum leverage ratio. The Company obtained the consent of its lenders under the Credit Facility to deliver its financial statements, as required by the Credit Facility, for the three and six months ended June 30, 2004 on or before September 24, 2004 and the Company delivered such financial statements on September 23, 2004. As a result, the Company was in compliance with the various covenants set forth in the Credit Facility at June 30, 2004.

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

The Company also arranges financing through operating leases. During the second quarter of 2004, the Company entered into two new operating lease agreements with a total obligation of $4.4 million over the next 5.5 years to obtain an additional 30 Rigs.

Quantitative and Qualitative Disclosures about Market Risk

Disclosures About Market Risks

The market risk inherent in the Company’s market risk sensitive instruments and positions are the potential loss arising from adverse changes in investment prices, interest rates, fuel prices, and foreign currency exchange rates.

Investments

The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. At June 30, 2004, the Company had $67.0 million in investments, all of which were restricted.

Interest Rates

The Company primarily issues long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. The majority of the Company’s long-term debt obligations bear a fixed rate of interest. The portion of the long-term debt obligation that does not bear a fixed rate of interest has an interest rate that may fluctuate within a three percentage point range based on the Company’s leverage, as defined in the agreement. A 3% increase in the interest rate of such debt would increase the Company’s interest expense by $2.6 million over the next fiscal year.

Stockholders’ Deficit

Losses for the first six months of 2004 resulted in negative stockholders’ equity at June 30, 2004. As a result of the Company’s stockholders’ deficit and covenants under its lending agreements, the Company is restricted from making any repurchases of its common stock and paying of dividends. In addition, continued stockholders’ deficit could cause the Company to become delisted from the American Stock Exchange.

Substantial Leverage

The Company has consolidated indebtedness, which is substantial in relation to its stockholders’ deficit. As of June 30, 2004, the Company had total debt including borrowings under revolving credit facilities and notes payable under insurance financing agreements of approximately $279.6 million (excluding approximately $111.9 million of trade payables and other accrued liabilities) and stockholders’ deficit of approximately $4.7 million. In addition, the Company has additional capacity for borrowings available under its revolving credit facility, which is discussed above in Financial Condition, Liquidity and Capital Resources. The Company’s leveraged financial position exposes it to the risk of increased interest rates, may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, and may make the Company more vulnerable to economic downturns and work stoppages, and limit its ability to withstand competitive pressures.

The Credit Facility sets forth a number of affirmative, negative, and financial covenants binding on the Company. The Credit Facility contains a “subjective acceleration clause” which permits the lenders to accelerate the maturity date of the Credit Facility if an event or development occurs which could reasonably be expected to have a “material adverse effect” on the Company, as defined in the Credit Facility. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants require the Company to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization, and gains and losses on disposal of operating assets amount and also include a maximum leverage ratio. The Company obtained the consent of its lenders under the Credit Facility to deliver its financial statements, as required by the Credit Facility, for the three and six months ended June 30, 2004 on or before September 24, 2004 and the Company delivered such financial statements on September 23, 2004. As a result, the Company was in compliance with the various covenants set forth in the Credit Facility at June 30, 2004.

The Company will need to use a significant amount of its future cash flows to pay principal and interest on its substantial debt obligations, which will reduce the amount of money available for use in its operations, capital reinvestment, or for responding to potential business opportunities as they arise. The ability of the Company to generate the cash necessary to service its debt is subject to a number of external factors beyond its control, and there can be no assurance that the Company will be able to generate sufficient cash through its operations to enable it to meet its obligations. If the Company does not generate enough cash to enable it to meet its debt obligations, it may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its debt, or seeking additional equity capital. There can be no assurance that any of these actions could be effected on commercially reasonable terms, if at all, and the terms of existing or future indebtedness may restrict the Company from adopting any of these alternatives.

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

Labor Matters

There can be no assurance that the Company will be able to negotiate new union contracts as the current contracts expire or that such contracts will be on terms acceptable to the Company or will not result in increased labor costs to the Company or work stoppages, which could have a material adverse effect on the Company.

Fuel Prices

Allied Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, and changes in global demand and global production. To reduce price risk caused by market fluctuations, Allied Automotive Group periodically purchases fuel in advance of consumption. A 10% increase in diesel fuel prices would reduce earnings by $7.6 million over the next twelve months assuming levels of fuel consumption and pricing in the next twelve months are consistent with the second quarter of 2004. These increases would be partially offset by the Company’s fuel surcharge agreements with certain customers. Fuel prices in the second quarter of 2004 were approximately 17% higher than fuel prices in the second quarter of 2003.

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

The carhaul business is labor intensive for union carhaul companies. Wages and benefits represented approximately $127.9 million and $247.9 million of the Company’s consolidated operating expenses for the quarter and the six months ended June 30, 2004 respectively. There has been an increase in the number of carhaul companies that utilize non-union labor, and the market share represented by such companies has increased. Carhaul companies that utilize non-union labor operate at a significant cost advantage as compared to Allied Automotive Group and other union carhaul companies due to lower labor costs, primarily as a result of lower benefit and pension costs. Non-union competitors also operate without work rules which apply to Allied Automotive Group and other union companies, which provide non-union companies with a competitive advantage. Railroads, which specialize in long-haul transportation, may be able to provide delivery services at a cost to customers that are less than the long-haul delivery cost of Allied Automotive Group’s services. Allied Automotive Group could benefit from the temporary transportation of new vehicles due to potential rail car shortages throughout North America. This phenomenon occasionally occurs in the carhaul industry and generally speaking the trucking sector is sometimes called upon to provide supplemental capacity during these periods.

Self- Insurance Claims

An increase in the number or severity of accidents, stolen equipment, or other loss events over those anticipated, or adverse development of existing claims including wage and medical cost inflation could have a materially adverse effect on the Company’s profitability as the Company is self-insured for a significant portion of its risks. In addition, the insurance market is contracting and it is becoming increasingly more difficult to obtain insurance coverage at reasonable rates. While the Company currently has insurance coverage, there can be no assurance that the Company will be able to obtain insurance coverage in the future.

Prior to January 1, 2004, the Company had a $1.0 million inner-aggregate limit for losses from $1.0 to $2.0 million, and an additional $4.0 million aggregate limit for losses from $2.0 to $5.0 million. Effective January 1, 2004, the Company retains up to $1.0 million liability for automotive claims with no aggregate and a $7.0 million aggregate deductible for claims that exceed $1.0 million, but are less than $5.0 million per occurrence.

Restrictions on Cash and Investments

The Company uses restricted cash and restricted investments to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. These assets are not available for the operations of the Company.

Dependence on Major Customers

Allied Automotive Group’s business is highly dependent upon General Motors, Ford Motor Company (managed by UPS Autogistics, Inc.), DaimlerChrysler, Toyota and Honda, its largest customers. The Company operates under written contracts with each of these companies. The contract with General Motors expires in March 2006, the Ford contract expires in September 2005 for ramp locations and in December 2005 for plant locations, the contract with DaimlerChrysler expires in January 2005, the contract with Toyota expires in November 2004, and the contract with Honda expires in March 2005. The contracts with Ford, DaimlerChrysler and Toyota can be terminated by location for any reason or no reason based on 60 to 150 days’ notice. The contract with General Motors can be terminated by location for failure to comply with service and quality standards set forth in the contract. The Company has 30 days to cure any such noncompliance by location and General Motors may terminate by location on 60 days notice following a failure to cure.

Allied Automotive Group’s contract with DaimlerChrysler expires on January 1, 2005. Allied Automotive Group has initiated preliminary negotiations with DaimlerChrysler in regard to the renewal of this agreement, and Allied Automotive Group is attempting to increase its pricing in regard to this account. Allied Automotive Group believes that it will be exposed to market share risk as a result of its attempt to increase pricing in these negotiations.

Although Allied Automotive Group believes that its relationships with these customers are mutually satisfactory, there can be no assurance that these relationships will not be terminated in whole or in part in the future. Furthermore, automotive manufacturers are relying increasingly on fourth party logistics companies and re-engineering vehicle delivery practices, which could result in a reduction of services provided by the Company for some or all of its major customers. A significant reduction in the production levels, plant closings, or the imposition of vendor price reductions by these manufacturers, or the loss of General Motors, Ford, DaimlerChrysler, Toyota or Honda as a customer, or a significant reduction in the services provided for any of these customers by Allied Automotive Group would have a material adverse effect upon the Company. General Motors, DaimlerChrysler, and Ford, in particular, have publicly announced plans to significantly reduce vendor costs including those costs associated with logistics services.

The contract with General Motors that was effective March 2004 includes reductions in the Company’s rates for transportation services. General Motors has agreed to award certain new business to the Company and has further agreed to include the Company in any fuel surcharge program implemented by General Motors for any outbound vehicle transportation providers during the term of the new agreement. However, there can be no assurance that General Motors will fulfill its commitments under the contract or that it will award new business to the Company under terms and conditions acceptable to the Company. Since the renewal of the General Motors contract during the first quarter of 2004, Allied Automotive Group has agreed to retain its General Motors yard management services operation in consideration for a negotiated price increase with General Motors, which Allied Automotive Group believes will restore the profitability of these yard management services in the second half of 2004. Allied Automotive Group had previously disclosed that it would discontinue these yard services pursuant to the renewal of the vehicle delivery agreement with General Motors during the first quarter of 2004.

Foreign Currency Exchange Rates

Although the majority of the Company’s operations are in the United States, the Company does have foreign subsidiaries (primarily in Canada). The net investment in foreign subsidiaries translated into dollars using month-end exchange rates at June

30, 2004 was $85.3 million. The potential impact on other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $8.5 million. At June 30, 2004 a payable balance of $29.3 million related to intercompany transactions was outstanding on the Company’s Canadian subsidiary. The potential loss from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance amounts to $2.9 million as of June 30, 2004. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

Revenue Variability

The Company’s revenues are variable and can be impacted by sudden unexpected changes in OEM production levels, OEM quality holds or OEM plant closings. In addition, the Company’s revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models, which are shipped to dealers during those periods and the higher spring and early summer sales of automobiles, SUVs, and light trucks. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled plant shut downs. Except for the impact of rising fuel costs discussed herein, inflation has not significantly affected the Company’s results of operations.

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

Contractual Obligations

The Company has certain long-term contractual obligations, including operating lease obligations that include leases for Rigs and purchase and service contract commitments that are not required to be recorded in the Company’s consolidated balance sheet. During the second quarter of 2004 the Company entered into two new operating leases for 30 Rigs. The commitment over the term of the leases, 5.5 years, is $4.4 million. The Company has no other material changes to this disclosure as made in its Annual Report on Form 10-K for the year ended December 31, 2003.

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

Among others, factors that could cause actual results to differ materially from historical results or results expressed or implied by such forward-looking statements are the following: the ability of the Company to comply with the terms of its current debt agreements and customer contracts; economic recessions or downturns in new vehicle production or sales; war in the Middle East; increases in the cost and availability of fuel; the Company’s ability to receive fuel surcharges; the highly competitive nature of the automotive distribution industry; dependence on the automotive industry and recent initiatives of customers to reduce vendor costs; loss or reduction of revenues generated by the Company’s major customers or the loss of any such customers; the variability of OEM production and seasonality of the automotive distribution industry; the Company’s highly leveraged financial position; the ability of the Company to obtain financing in the future; labor disputes involving the Company or its significant customers; the dependence on key personnel who have been hired or retained by the Company; the availability of strategic acquisitions or joint venture partners; increased frequency and severity and costs of work related accidents and workers’ compensation claims; availability of appropriate insurance coverages; changes in regulatory requirements which are applicable to the Company’s business; changes in vehicle sizes and weights which may adversely impact vehicle deliveries per load; risks associated with doing business in foreign countries; the Company’s ability to successfully implement internal controls and procedures that remediate the material weakness and ensure timely, effective and accurate financial reporting; and other risk factors set forth from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to, this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Many of these factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company disclaims any obligation to update or review any forward-looking statements contained in this Quarterly Report or in any statement referencing the risk factors and other cautionary statements set forth in this Quarterly Report.

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

KPMG and management discussed the reportable condition with the Audit Committee. The Company reclassified certain items and restated its consolidated balance sheet as of December 31, 2002, and its consolidated statements of cash flows for the years ended December 31, 2002 and 2001 disclosed in its Form 10-K for the year ended December 31, 2003. The Company also reclassified certain items and restated its consolidated statements of cash flows for the first quarter of 2003 in order to more clearly present its financial position and comply with generally accepted accounting principles.

In connection with the preparation of the Quarterly Report on Form 10-Q for the three months ended March 31, 2004, management, in consultation with KPMG, determined that certain items in the Company’s consolidated statements of cash flows relating to the Company’s borrowings and repayments in connection with certain insurance financing arrangements should be classified as cash flows from financing activities. Previously, in the Company’s filings, the Company had shown such items as cash flows from operating activities.

Subsequent to this reclassification, in connection with the preparation of this Quarterly Report on Form 10-Q, management determined, after further evaluating the Company’s insurance financing arrangements, that certain additional adjustments were required. These adjustments resulted in changes to the proceeds from and repayments of insurance financing arrangements included in cash flows from financing activities previously reported for the three months ended March 31, 2003. Management also concluded that certain additional insurance financing arrangements should be presented in the balance sheet on a gross basis, as assets and obligations, rather than on a net basis. Additionally, management concluded that funds deposited with and returned from the Company’s insurance carriers related to its insurance arrangements should be disclosed as cash flows from investing activities rather than cash flows from operating activities. The statements of cash flows for the six months ended June 30, 2004 and 2003 reflect these adjustments and reclassifications. These adjustments do not require a restatement of the Company’s consolidated statements of cash flows included in the Annual Report on Form 10-K for the year ended December 31, 2003. The Company delayed the filing of this Quarterly Report on Form 10-Q to complete the analysis necessary to make these adjustments.

In connection with its review of this Quarterly Report on Form 10-Q, KPMG advised the Audit Committee and management that KPMG considered the Company’s policies and procedures for accounting for insurance arrangements to be additional deficiencies in the Company’s analysis, evaluation and review process for financial reporting. KPMG has informed the Audit Committee and management that it believes such deficiencies are a “material weakness” in the Company’s internal controls with respect to its analysis, evaluation and review of financial information included in the Company’s financial reporting. Management is in the process of reviewing and, as necessary, revising its policies and procedures with respect to its insurance accounting to ensure that all reasonable steps have been taken to address and correct this material weakness. As part of this process, management has hired an external consultant to assist management in reviewing and, to the extent necessary, revising the Company’s policies and procedures. The Company plans to continue to monitor the effectiveness of its internal controls over financial reporting on an ongoing basis and will take further action, if appropriate, to address its financial reporting process.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 19, 2004 the Annual Meeting of Shareholders was held. The following directors were elected for terms that will expire on the date of the annual meeting in the year indicated below. The number of shares voted for, against and abstentions are also indicated.

Proposal I (Election of Directors)

	FOR	WITHHELD	TERM
Guy W. Rutland, IV	5,950,757	174,174	2007
Berner F. Wilson, Jr.	5,952,653	172,278	2007
Thomas E. Boland	6,089,307	35,624	2007

The following Directors’ terms will continue as indicated.

Guy W. Rutland III	2005
Robert R. Woodson	2005
J. Leland Strange	2005
Robert J. Rutland	2006
Hugh E. Sawyer	2006
William P. Benton	2006
David G. Bannister	2006

Proposal II (Proposal to amend the Company’s Amended and Restated Long-Term Incentive Plan including an amendment to increase the number of authorized shares which may be issued under the plan by an additional 150,000 shares.)

FOR	AGAINST	ABSTAIN
5,892,634	227,856	4,441

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by David A. Rawden.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by David A. Rawden.

(b) Reports on Form 8-K

The Company filed/furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2004: (i) a Form 8-K was furnished to the Commission on May 4, 2004 attaching the Company’s earnings release for the quarter ended March 31, 2004; (ii) a Form 8-K was furnished to the Commission on May 4, 2004 to provide the script for the Company’s conference call to discuss first quarter financial results held on May 4, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HOLDINGS, INC.
Date: October 21, 2004	By:	/s/ Hugh E. Sawyer
Hugh E. Sawyer,
President and Chief Executive Officer

Date: October 21, 2004

By:	/s/ David A. Rawden
David A. Rawden,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by David A. Rawden.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by David A. Rawden.