Form 10-Q
period 2004-09-30
ALLIED HOLDINGS INC
filed 2005-01-07
CIK 909950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 —
For the quarterly period ended September 30, 2004

or

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

[  ]  Yes  [X]  No

Outstanding common stock, no par value at December 31, 2004 ...................................................8,919,153

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,902	$2,148
Restricted cash and cash equivalents	26,453	26,267
Receivables, net of allowance for doubtful accounts of $3,107 and $3,575 respectively	52,379	55,110
Inventories	5,031	4,983
Deferred income taxes	14,960	20,213
Prepayments and other current assets	18,726	12,644

Total current assets	124,451	121,365

PROPERTY AND EQUIPMENT, NET	142,974	155,573

GOODWILL, NET	90,739	90,203

OTHER ASSETS:
Restricted cash and cash equivalents	56,213	55,817
Other non-current assets	31,931	32,777

Total other assets	88,144	88,594

Total assets	$446,308	$455,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$13,500	$16,374
Borrowings under revolving credit facility	18,226	—
Accounts and notes payable	33,960	34,272
Accrued liabilities	89,730	80,937

Total current liabilities	155,416	131,583

LONG-TERM DEBT, less current maturities	218,208	230,126

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	4,921	5,302

DEFERRED INCOME TAXES	14,960	20,213

OTHER LONG-TERM LIABILITIES	62,526	59,697

STOCKHOLDERS’ (DEFICIT) EQUITY:
Preferred stock, no par value; 5,000 shares authorized, none outstanding	—	—
Common stock, no par value; 20,000 shares authorized, 8,889 and 8,764 shares outstanding at September 30, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	48,512	47,511
Treasury stock at cost, 139 shares at September 30, 2004 and December 31, 2003	(707)	(707)
Accumulated deficit	(55,459)	(35,024)
Accumulated other comprehensive loss, net of tax	(2,069)	(2,966)

Total stockholders’ (deficit) equity	(9,723)	8,814

Total liabilities and stockholders’ (deficit) equity	$446,308	$455,735

The accompanying notes are an integral part of these consolidated balance sheets.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES	$207,599	$197,089	$656,459	$640,759

OPERATING EXPENSES:
Salaries, wages and fringe benefits	111,298	107,369	359,163	348,446
Operating supplies and expenses	36,371	29,960	114,930	103,108
Purchased transportation	27,072	24,082	81,566	74,632
Insurance and claims	11,401	8,260	30,205	29,094
Operating taxes and licenses	6,848	6,992	21,503	22,989
Depreciation and amortization	9,517	11,011	29,832	34,688
Rents	2,008	1,579	5,753	4,819
Communications and utilities	1,455	1,745	4,760	5,213
Other operating expenses	2,105	2,791	7,056	8,175
Loss (gain) on disposal of operating assets, net	305	153	(705)	612

Total operating expenses	208,380	193,942	654,063	631,776

Operating (loss) income	(781)	3,147	2,396	8,983

OTHER INCOME (EXPENSE):
Interest expense	(8,754)	(7,366)	(23,699)	(22,120)
Investment income (loss)	567	(398)	755	2,935
Foreign exchange gain (loss), net	1,735	(62)	614	2,386
Other, net	(91)	1,976	(191)	1,976

	(6,543)	(5,850)	(22,521)	(14,823)

LOSS BEFORE INCOME TAXES	(7,324)	(2,703)	(20,125)	(5,840)
INCOME TAX (PROVISION) BENEFIT	(310)	728	(310)	1,573

NET LOSS	($7,634)	($1,975)	($20,435)	($4,267)

LOSS PER COMMON SHARE:
BASIC AND DILUTED	($0.87)	($0.23)	($2.35)	($0.50)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC AND DILUTED	8,791	8,507	8,705	8,459

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2004	2003
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($20,435)	($4,267)
Reconciliation of net loss to net cash provided by operating activities:
Interest expense paid in kind	—	1,065
Amortization of deferred financing costs	2,094	3,007
Depreciation and amortization	29,832	34,688
(Gain) loss on disposal of operating assets, net	(705)	612
Foreign exchange (gain) loss, net	(614)	(2,386)
Deferred income taxes	—	(3,402)
Compensation expense related to stock options and grants	475	290
Amortization of Teamsters Union contract costs	—	1,000
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	(236)	6,471
Inventories	(27)	336
Prepayments and other assets	(2,597)	1,968
Accounts and notes payable	(6,005)	(9,676)
Accrued liabilities	10,795	(4,155)

Net cash provided by operating activities	12,577	25,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,054)	(11,547)
Proceeds from sale of property and equipment, net	2,117	287
Increase in restricted cash and cash equivalents	(582)	(81,165)
Decrease in restricted investments	—	60,732
Funds deposited with insurance carriers	(32,024)	(22,680)
Funds returned from insurance carriers	33,743	18,058
Decrease in the cash surrender value of life insurance	147	2

Net cash used in investing activities	(14,653)	(36,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to (repayments of) revolving credit facilities, net	18,226	(20,280)
Additions to long-term debt	—	99,875
Repayment of long-term debt	(14,792)	(74,905)
Payment of deferred financing costs	—	(3,031)
Proceeds from insurance financing arrangements	28,608	15,228
Repayments of insurance financing arrangements	(26,225)	(15,287)
Proceeds from issuance of common stock	526	282
Other, net	—	65

Net cash provided by financing activities	6,343	1,947

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	487	746
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,754	(8,069)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,148	9,448

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,902	$1,379

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2004 and 2003

(1) Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q of Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003. The statements contained herein reflect all adjustments (including normal recurring accruals), which are, in the opinion of management, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The interim financial statements should be read in conjunction with the financial statements and notes thereto of Allied Holdings, Inc. and Subsidiaries (the “Company”) included in the Company’s 2003 Annual Report on Form 10-K.

(2) Use of Estimates

The preparation of the interim consolidated financial statements requires management of the Company to make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment and goodwill; valuation allowances for receivables and deferred income tax assets; self-insurance reserves; and assets and obligations related to employee benefits. Actual results could differ from those estimates.

(3) Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board, (“FASB”), issued FASB Interpretation No. 46 Consolidation of Variable Interest Entities and Interpretation of ARB No. 51, or FIN 46, as revised in December 2003, which addresses the consolidation by business enterprises of variable interest entities. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 must be applied no later than the first interim period ending after March 15, 2004; however, all public companies were required to apply the unmodified provisions of FIN 46 to entities considered “special purpose entities” by the end of the first reporting period ending after December 15, 2003. The adoption of FIN 46 did not have any impact on the Company’s financial statements.

In December 2003, the Financial Accounting Standards Board revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“Statement No. 132R”). Statement No. 132R requires, among other things, the disclosure of the components of the net periodic benefit costs recognized during interim periods such disclosures are included in this Form 10-Q.

(4) Restatements and Reclassifications

During 2003, and as discussed in the Company’s 2003 Annual Report on Form 10-K, the Company evaluated the classification of its cash and investments which were pledged to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. The Company concluded that because of the restriction on certain of its cash and investments, such cash and investments should have been designated as restricted in the statement of cash flows. Accordingly, the Company has restated its previously issued financial statements as of September 30, 2003 to exclude restricted cash of $82.0 million from the cash and cash equivalents totals in the consolidated statement of cash flows for the nine months ended September 30, 2003.

As discussed in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, the Company enters into notes payable with third parties to finance certain insurance arrangements. During 2004, the Company evaluated its insurance financing arrangements and determined that borrowings and repayments in connection with these insurance financing arrangements should be reclassified from operating activities to financing activities in the consolidated statement of cash flows. The Company also concluded that certain additional insurance financing arrangements should be presented in the balance sheets on a gross basis, as assets and obligations, rather than on a net basis. Additionally, the Company concluded that funds deposited with and returned from the Company’s insurance carriers related to its insurance financing arrangements should be disclosed as cash flows from investing activities rather than cash flows from operating activities. A summary of the effects of these restatements and reclassifications on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2003 includes (in thousands):

	September 30, 2003
	As Previously
	Reported	As Restated
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	$1,840	$6,471
Prepayments and other assets	16,359	1,968
Short-term investments	60,732	—
Accrued liabilities	(18,596)	(4,155)
Net cash provided by operating activities	81,602	25,551
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	—	(81,165)
Increase in restricted investments	—	60,732
Funds deposited with insurance carriers	—	(22,680)
Funds returned from insurance carriers	—	18,058
Net cash used in investing activities	(11,258)	(36,313)
Cash flows from financing activities:
Proceeds from insurance financing arrangements	—	15,228
Repayments of insurance financing arrangements	—	(15,287)
Net cash provided by financing activities	2,006	1,947
Cash and cash equivalents at the beginning of the period	10,253	9,448
Cash and cash equivalents at the end of the period	83,349	1,379

During the Company’s review of the third quarter of 2004, certain adjustments were identified related to prior quarters of 2004 and prior years. The impact of adjusting these items was a $704,000 increase in the net loss for the three months ended September 30, 2004 and a $722,000 decrease in the net loss for the nine months ended September 30, 2004. Basic and diluted loss per share was increased by $0.08 for the three months ended September 30, 2004 and decreased by $0.08 for the nine months ended September 30, 2004 as a result of adjusting these items. The Company believes that these adjustments were not material to the consolidated financial statements of any prior period and were not material to the consolidated financial statements for the quarter ended September 30, 2004.

(5) Prepayments and Other Current Assets

Prepayments and other current assets consist of the following at September 30, 2004 and December 31, 2003 (in thousands):

	September 30,	December 31,
	2004	2003
Tires on tractors and trailers	$6,810	$6,779
Prepaid insurance and deposits	4,430	2,067
Prepaid licenses	2,608	1,471
Other	4,878	2,327

	$18,726	$12,644

(6) Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill but reviews it annually for impairment or on an interim basis if an event occurs or circumstances change that would potentially reduce the fair value of goodwill below its carrying value. The Company’s reporting units are the Allied Automotive Group and the Axis Group. The following table sets forth the carrying value of goodwill by reporting unit as of September 30, 2004 and December 31, 2003 (in thousands):

	Allied
	Automotive	Axis
	Group	Group	Total
Balance as of December 31, 2003	$77,983	$12,220	$90,203
Increase in carrying amount due to a change in currency rates	533	3	536

Balance as of September 30, 2004	$78,516	$12,223	$90,739

(7) Other Non-Current Assets

Other non-current assets consist of the following at September 30, 2004 and December 31, 2003 (in thousands):

	September 30,	December 31,
	2004	2003
Cash surrender value of life insurance	$6,053	$6,201
Deferred financing costs	7,625	9,718
Prepaid pension cost	14,333	14,166
Deposits and other	3,920	2,692

	$31,931	$32,777

The Company amortizes deferred financing costs related to its 8 5/8% senior notes and revolving credit facility using the straight-line method. The accumulated amortization related to these costs was $5.8 million and $4.6 million at September 30, 2004 and December 31, 2003, respectively. Deferred financing costs related to its term loan are amortized using the effective interest rate method. The accumulated amortization for the costs related to its term loan was $1.3 million and $0.4 million at September 30, 2004 and December 31, 2003, respectively.

(8) Accounts and Notes Payable and Accrued Liabilities

The Company enters into notes payable with third parties for insurance financing arrangements. The Company has outstanding notes payable of $5.6 and $3.2 million for insurance financing arrangements as of September 30, 2004 and December 31, 2003, respectively, due in monthly installments, generally within one year.

Accrued liabilities consists of the following at September 30, 2004 and December 31, 2003 (in thousands):

	September 30,	December 31,
	2004	2003
Wages and benefits	$36,378	$35,180
Claims and insurance reserves	32,866	31,425
Other	20,486	14,332

	$89,730	$80,937

(9) Employee Benefit Plans

The following table sets forth the components of the Company’s net periodic benefit cost for the pension and postretirement benefit plans for the three and nine-month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended
	September 30,
			Postretirement
	Pension Benefits		Medical Benefits
	2004	2003	2004	2003
Service cost	$22	$28	$12	$12
Interest cost	677	832	144	138
Expected return on assets	(1,158)	(965)	—	—
Amortization of:
Unrecognized net actuarial loss	(36)	438	—	—
Prior service cost	12	15	(16)	(16)
Transition asset	8	(6)	—	—
Recognized actuarial loss	54	67	16	16

Net period benefit cost	$(421)	$409	$156	$150

	Nine Months Ended
	September 30,
			Postretirement
	Pension Benefits		Medical Benefits
	2004	2003	2004	2003
Service cost	$67	$53	$36	$35
Interest cost	2,028	1,617	432	414
Expected return on assets	(2,726)	(1,875)	—	—
Amortization of:
Unrecognized net actuarial loss	675	851	—	—
Prior service cost	36	29	(49)	(47)
Transition asset	(2)	(12)	—	—
Recognized actuarial loss	163	130	50	48

Net period benefit cost	$241	$793	$469	$450

The Company contributed approximately $700,000 to its defined benefit pension plans and approximately $980,000 to its postretirement plans during the nine-month period ended September 30, 2004. Further, the Company contributed $3.8 million to its defined benefit pension plans and approximately $300,000 to its postretirement plans during the fourth quarter of 2004.

(10) Long-Term Debt

Long-term debt consists of the following at September 30, 2004 and December 31, 2003 (in thousands):

	September 30,	December 31,
	2004	2003
Term loan	$81,708	$96,500
Senior notes	150,000	150,000

	231,708	246,500
Less current maturities of long-term debt	(13,500)	(16,374)

	$218,208	$230,126

The Company’s Credit Facility (the Credit Facility and amendments thereto are collectively referred to as the “Credit Facility”) as amended in September 2003 provides the Company with a $90 million revolving credit facility (the “Revolver”) and a $100 million term loan (“Term Loan A”). Subsequently, the Credit Facility was amended on November 23, 2004 to provide the Company with an additional $20 million term loan (“Term Loan B”). The final maturity date on which all outstanding principal and interest under the Credit Facility shall be due is September 4, 2007. Although the Credit Facility has a maturity date of September 4, 2007, the Company has classified the Revolver as current based on the requirement of Emerging Issues Task Force Issue (“EITF”) No. 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

Under the terms of the Credit Facility, Term Loan A is payable in quarterly installments of principal and monthly payments of interest and Term Loan B is payable in monthly installments of interest. The interest rate for the Revolver is based upon the prime rate plus 1.5%, or LIBOR plus 4.5%, at management’s discretion, with a minimum interest rate of 6.5%. The Credit Facility provides that Term Loan A bears interest between 8.5% and 11.5% to be determined solely on the Company’s leverage as defined in the Credit Facility. At September 30, 2004, the interest rates on the Revolver and Term Loan A were 6.5% and 10%, respectively. The Company pays commitment fees on the undrawn portion of the Revolver. The Credit Facility, as amended on November 23, 2004, provides that Term Loan B bears interest at a rate equal to the greater of (i) the prime rate plus 8.5% or (ii) 13.25%. As of the date of the amendment, November 23, 2004, the interest rate on Term Loan B was 13.50%. In the event that the consolidated earnings before interest, taxes, depreciation and amortization and gains and losses on the disposal of operating assets of the Company for the year ending December 31, 2005 exceeds $70 million, Term Loan B shall bear interest on the principal amount outstanding on such date at the interest rate applicable to Term Loan A.

The amount available under the Revolver may be reduced based on a calculation of Revolver collateral. At September 30, 2004, $84.7 million Revolver collateral was available. At September 30, 2004, $18.2 million was outstanding under the Revolver and the Company had approximately $29.4 million available under the Revolver after amounts committed under letters of credit as discussed below. At September 30, 2004, the unpaid balance of Term Loan A was $81.7 million. Approximately $37.1 million of the Revolver was committed under letters of credit primarily related to the settlement of insurance claims and the Company had the availability to issue $2.9 million in letters of credit with a maximum amount of $40 million at September 30, 2004. The maximum amount of letters of credit that may be issued by the Company under the Credit Facility as amended on November 23, 2004 is $50 million. As noted above, the Credit Facility was amended to include Term Loan B for $20 million, the entire proceeds of which were used to pay down the outstanding balance on the Revolver. Accordingly, the outstanding balance on Term Loan B was $20 million on November  23, 2004.

Borrowings under the Company’s Credit Facility are secured by a first priority security interest on assets of the Company and certain of its subsidiaries, including a pledge of stock of certain subsidiaries and excluding restricted cash and cash equivalents, and restricted investments. If the Company were unable to repay any borrowing under its Credit Facility when due, the lenders thereunder would have the right to proceed against the collateral granted to them to secure the debt. Any default under the Company’s debt instruments, particularly any default that resulted in acceleration of indebtedness or foreclosure on collateral, would have a material adverse effect on the Company.

The Credit Facility sets forth a number of affirmative, negative, and financial covenants binding on the Company. The Credit Facility contains a “subjective acceleration clause” which permits the lenders to accelerate the maturity date of the Credit Facility if an event or development occurs which could reasonably be expected to have a “material adverse effect” on the Company, as defined in the Credit Facility. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants require the Company to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization, and gains and losses on disposal of operating assets amount and also include a maximum leverage ratio. The Company obtained the consent of its lenders under the Credit Facility to deliver its financial statements, as required by the Credit Facility, for the three and nine-month periods ended September 30, 2004 on or before January 14, 2005 and the Company delivered such financial statements on January 7, 2005. As a result, the Company was in compliance with the requirements of the Credit Facility relating to the delivery of its financial statements at September 30, 2004.

Borrowings under the $150.0 million 8 5/8% senior notes (the “Notes”) are general unsecured obligations of the Company, are payable in semi-annual installments of interest only, and mature on October 1, 2007. The Company’s obligations under the Notes are guaranteed fully and unconditionally by substantially all of the subsidiaries of the Company (the “Guarantor Subsidiaries”), of which the Company owns 100 percent. Haul Insurance Ltd., Arrendadora de Equipo Para el Transporte de Automoviles, S. de R.L. de C.V. and Axis Logistica, S. de R.L. de C.V. do not guarantee the Company’s obligations under the Notes (the “Nonguarantor Subsidiaries”). There are no restrictions on the ability of Guarantor Subsidiaries to make distributions to the Company.

The Notes include a number of negative covenants, which are binding on the Company. The covenants limit the Company’s ability to, among other things, purchase or redeem stock, make dividend or other distributions, make investments, and incur or repay debt (with the exception of payment of interest or principal at stated maturity).

The Company has consolidated indebtedness, which is substantial in relation to its stockholders’ deficit. As of September 30, 2004, the Company had total debt including borrowings under the Credit Facility and the Notes of approximately $249.9 million (excluding approximately $123.7 million of trade and notes payables, which include insurance financing arrangements, and other current accrued liabilities) and stockholders’ deficit of approximately $9.7 million. In addition, the Company has additional capacity for borrowings available under its Revolver. Due to negative covenants associated with the Senior Notes, the Company presently does not have the capacity to incur a material amount of additional term debt. The Company will have the capacity to incur additional term debt in the future to the extent future principal payments are made on the existing term debt. The Company’s leveraged financial position exposes it to the risk of increased interest rates, may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, may make the Company more vulnerable to economic downturns and work stoppages, and limit its ability to withstand competitive pressures.

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

(11) Commitments and Contingencies

(a) Letters of Credit

At September 30, 2004, the Company had agreements with third parties that provide for $119.8 million of letters of credit primarily relating to settlements of insurance claims and reserves and support for a line of credit at one of the Company’s foreign subsidiaries. Of the total, $37.1 million of these letters of credit are issued by the Company under the Credit Facility and are secured by available borrowings on the Revolver, and $82.7 million are issued by the Company’s wholly owned captive insurance subsidiary, Haul Insurance Limited, and are collateralized by $82.7 million of restricted cash and cash equivalents held by the captive insurance company. The Company renews these letters of credit annually and at September 30, 2004 the Company had availability under the Credit Facility to issue an additional $2.9 million in letters of credit for a maximum amount of $40 million. The maximum amount of letters of credit that may be issued by the Company under the Credit Facility was amended on November 23, 2004 to $50 million.

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

As part of the settlement agreement with Ryder System Inc. (“Ryder”), the Company has a letter of credit in favor of Ryder for $7.5 million, which is included in the $37.1 million of the outstanding letters of credit noted in (a) above, and has agreed to increase the letter of credit by $1.0 million each quarter through the first quarter of 2005. Pursuant to mutual agreement, the parties amended the settlement on August 13, 2004 to provide that the $1.0 million increase scheduled for the second quarter of 2004 was made in the third quarter of 2004 in addition to the $1.0 million increase required for the third quarter of 2004. The Company is required to increase the letter of credit by $1.0 million in the first quarter of 2005. Ryder may only draw the letter of credit if the Company fails to pay workers’ compensation and liability claims assumed by the Company in the Ryder Automotive Carrier Group acquisition. The Company has provided the letter of credit in favor of Ryder because Ryder has issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims assumed by the Company. By March 31, 2005, and periodically thereafter, an actuarial valuation will be made to determine the remaining outstanding amount of workers’ compensation and liability claims assumed by the Company, and the letter of credit issued by the Company in favor of Ryder will be adjusted accordingly.

In the normal course of business, the Company is subject to audits from the federal, state, Canadian provincial and other tax authorities regarding various tax liabilities. The Canadian taxing authorities are currently auditing the years 1998 through 2000 for the Company’s Canadian entities. The Company has accrued in these financial statements any taxes, interest, and penalties that it believes are probable of payment.

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

(d) Leases

The Company leases operating equipment (“Rigs”), office space, computer equipment, and certain terminal facilities under noncancelable operating lease agreements. During the third quarter of 2004 the Company entered into one new operating lease for 21 Rigs. The commitment over the term of this lease is $4.1 million. During the nine-month period ended September 30, 2004 the Company entered into three operating leases for a total of 51 Rigs. The total commitment for these leases is $8.5 million. All of the leases entered into during 2004 have a term of 5.5 years.

(12) Earnings (Loss) Per Common Share

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

A reconciliation of the net loss and the weighted average number of common shares outstanding used to calculate basic and diluted loss per common share for the three and nine-month periods ended September 30, 2004 and 2003 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic and Diluted Loss Per Share:
Net loss	$(7,634)	$(1,975)	$(20,435)	$(4,267)

Weighted average number of common shares outstanding:
Basic and diluted	8,791	8,507	8,705	8,459
Net loss per common share:
Basic and diluted	$(0.87)	$(0.23)	$(2.35)	$(0.50)

Common stock equivalents for approximately 192,000 and 291,000 shares outstanding for the three months ended September 30, 2004 and 2003, respectively, and 550,000 and 285,000 shares outstanding for the nine months ended September 30, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share, as the impact would have been antidilutive.

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

If the Company applied the fair value method prescribed by SFAS No. 123, net loss and loss per common share would have been changed to the pro forma amounts indicated below for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Reported net loss	$(7,634)	$(1,975)	$(20,435)	$(4,267)
Plus: stock-based employee compensation included in reported net loss, net of related taxes, when applicable	85	124	475	212
Less: stock-based employee compensation determined using the fair value method, net of related taxes, when applicable	(300)	(138)	(1,055)	(394)

Pro forma net loss	$(7,849)	$(1,989)	$(21,015)	$(4,449)

Loss per share:
As reported:
Basic and Diluted	$(0.87)	$(0.23)	$(2.35)	$(0.50)
Pro forma:
Basic and Diluted	$(0.89)	$(0.23)	$(2.41)	$(0.53)

(14) Other Comprehensive (Loss) Income

Total comprehensive (loss) income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(7,634)	$(1,975)	$(20,435)	$(4,267)
Foreign currency translation adjustments	2,417	(191)	897	4,715

Total comprehensive (loss) income	$(5,217)	$(2,166)	$(19,538)	$448

Accumulated other comprehensive loss, net of income taxes of $1.9 million at September 30, 2004 and December 31, 2003, consists of the following (in thousands):

	September 30,	December 31,
	2004	2003
Cumulative foreign currency translation adjustments	$(652)	$(1,549)
Cumulative minimum pension liability adjustments	(1,417)	(1,417)

Total accumulated other comprehensive loss	$(2,069)	$(2,966)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues — Unaffiliated customers
Allied Automotive Group	$201,846	$190,532	$637,518	$619,832
Axis Group	5,753	6,557	18,941	20,927
Corporate/Other	—	—	—	—

Total	$207,599	$197,089	$656,459	$640,759

Operating (loss) income:
Allied Automotive Group	$228	$5,370	$7,121	$11,987
Axis Group	(150)	886	1,143	2,550
Corporate/Other	(859)	(3,109)	(5,868)	(5,554)

Total	$(781)	$3,147	$2,396	$8,983

Reconciling items:
Interest expense	$(8,754)	$(7,366)	$(23,699)	$(22,120)
Investment income	567	(398)	755	2,935
Foreign exchange (loss) gain, net	1,735	(62)	614	2,386
Other, net	(91)	1,976	(191)	1,976

Loss before income taxes	$(7,324)	$(2,703)	$(20,125)	$(5,840)

	September 30,	December 31,
	2004	2003
Total Assets:
Allied Automotive Group	$279,114	$279,208
Axis Group	27,289	31,993
Corporate/other	139,905	144,534

Total	$446,308	$455,735

Geographical information for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
United States	$170,151	$166,678	$532,229	$525,435
Canada	37,448	30,411	124,230	115,324

Total	$207,599	$197,089	$656,459	$640,759

Revenues are attributed to the respective countries based on the location of the origination terminal.

Substantially all of the Company’s revenues and receivables are generated from the automotive industry.

(16) Supplemental Guarantor Information

The following consolidating balance sheet information, statements of operations information, and statements of cash flows information present the financial statement information of the parent company and the combined financial statement information of the Guarantor Subsidiaries and Nonguarantor Subsidiaries. The Guarantor Subsidiaries are jointly and severally liable for the Company’s obligations under the Senior Notes and there are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company. The guarantees made by the Guarantor subsidiaries are full and unconditional. The Company owns 100% of the Guarantor and Nonguarantor subsidiaries.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2004
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
CURRENT ASSETS:
Cash and cash equivalents	$—	$272	$6,630	$—	$6,902
Restricted cash and cash equivalents	—	—	26,453	$—	26,453
Restricted investments	—	—	—	—	—
Receivables, net of allowance for doubtful accounts	—	51,075	1,304	—	52,379
Inventories	—	5,031	—	—	5,031
Deferred tax asset	12,261	2,699	—	—	14,960
Prepayments and other current assets	1,474	15,722	1,530	—	18,726

Total current assets	13,735	74,799	35,917	—	124,451

PROPERTY AND EQUIPMENT, NET	5,199	134,578	3,197	—	142,974
GOODWILL, NET	1,515	89,224	—	—	90,739
OTHER ASSETS:
Restricted cash and cash equivalents	—	—	56,213	—	56,213
Restricted investments	—	—	—	—	—
Other non-current assets	28,245	3,030	656	—	31,931
Deferred tax asset	20,104	—	—	(20,104)	—
Intercompany receivables	61,560	—	—	(61,560)	—
Investment in subsidiaries	22,042	5,886	—	(27,928)	—

Total other assets	131,951	8,916	56,869	(109,592)	88,144

Total assets	$152,400	$307,517	$95,983	$(109,592)	$446,308

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$13,500	$—	$—	$13,500
Borrowings under revolving credit facility	—	18,226	—	—	18,226
Accounts and notes payable	2,566	31,372	22	—	33,960
Intercompany payables	—	51,297	10,263	(61,560)	—
Accrued liabilities	9,557	60,226	19,947	—	89,730

Total current liabilities	12,123	174,621	30,232	(61,560)	155,416

LONG-TERM DEBT, less current maturities	150,000	68,208	—	—	218,208
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	4,921	—	—	4,921
DEFERRED INCOME TAXES	—	35,064	—	(20,104)	14,960
OTHER LONG-TERM LIABILITIES	—	28,882	33,644	—	62,526
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	48,512	166,130	2,488	(168,618)	48,512
Treasury stock at cost	(707)	—	—	—	(707)
(Deficit) Retained earnings	(55,459)	(159,304)	29,619	129,685	(55,459)
Accumulated other comprehensive (loss) income, net of tax	(2,069)	(11,005)	—	11,005	(2,069)

Total stockholders’ (deficit) equity	(9,723)	(4,179)	32,107	(27,928)	(9,723)

Total liabilities and stockholders’ equity (deficit)	$152,400	$307,517	$95,983	$(109,592)	$446,308

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2003
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
CURRENT ASSETS:
Cash and cash equivalents	$549	$1,166	$433	$—	$2,148
Restricted cash and cash equivalents	—	—	26,267	—	26,267
Receivables, net of allowance for doubtful accounts	—	50,842	4,268	—	55,110
Inventories	—	4,983	—	—	4,983
Deferred tax asset	17,518	2,695	—	—	20,213
Prepayments and other current assets	1,750	10,860	34	—	12,644

Total current assets	19,817	70,546	31,002	—	121,365

PROPERTY AND EQUIPMENT, NET	6,695	145,912	2,966	—	155,573
GOODWILL, NET	1,515	88,688	—	—	90,203
OTHER ASSETS:
Restricted cash and cash equivalents	—	—	55,817	—	55,817
Other non-current assets	30,327	1,679	771	—	32,777
Deferred tax asset	14,875	—	—	(14,875)	—
Intercompany receivables	63,954	—	(10,677)	(53,277)	—
Investment in subsidiaries	32,631	5,626	—	(38,257)	—

Total other assets	141,787	7,305	45,911	(106,409)	88,594

Total assets	$169,814	$312,451	$79,879	$(106,409)	$455,735

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$16,374	$—	$—	$16,374
Accounts and notes payable	2,175	32,025	72	—	34,272
Intercompany payables	—	53,277	—	(53,277)	—
Accrued liabilities	8,825	56,614	15,498	—	80,937

Total current liabilities	11,000	158,290	15,570	(53,277)	131,583

LONG-TERM DEBT, less current maturities	150,000	80,126	—	—	230,126
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS	—	5,302	—	—	5,302
DEFERRED INCOME TAXES	—	35,088	—	(14,875)	20,213
OTHER LONG-TERM LIABILITIES	—	27,011	32,686	—	59,697
STOCKHOLDERS’ EQUITY:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	47,511	166,130	2,488	(168,618)	47,511
Treasury stock at cost	(707)	—	—	—	(707)
(Deficit) retained earnings	(35,024)	(148,516)	29,135	119,381	(35,024)
Accumulated other comprehensive (loss) income, net of tax	(2,966)	(10,980)	—	10,980	(2,966)

Total stockholders’ equity	8,814	6,634	31,623	(38,257)	8,814

Total liabilities and stockholders’ equity (deficit)	$169,814	$312,451	$79,879	$(106,409)	$455,735

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2004
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
REVENUES	$6,681	$207,345	$10,139	$(16,566)	$207,599

OPERATING EXPENSES:
Salaries, wages and fringe benefits	484	110,814	—	—	111,298
Operating supplies and expenses	3,560	32,723	88	—	36,371
Purchased transportation	—	27,072	—	—	27,072
Insurance and claims	—	11,401	9,885	(9,885)	11,401
Operating taxes and licenses	44	6,804	—	—	6,848
Depreciation and amortization	575	8,822	120	—	9,517
Rents	483	1,524	1	—	2,008
Communications and utilities	969	481	5	—	1,455
Other operating expenses	1,388	7,359	39	(6,681)	2,105
Loss on disposal of operating assets, net	—	305	—	—	305

Total operating expenses	7,503	207,305	10,138	(16,566)	208,380

Operating (loss) income	(822)	40	1	—	(781)

OTHER INCOME (EXPENSE):
Interest expense	(1,049)	(7,634)	(71)	—	(8,754)
Investment income	—	10	557	—	567
Foreign exchange gains, net	—	1,681	54	—	1,735
Other, net	—	(91)	—	—	(91)
Equity in losses of subsidiaries	(5,711)	(37)	—	5,748	—

	(6,760)	(6,071)	540	5,748	(6,543)

(LOSS) INCOME BEFORE INCOME TAXES	(7,582)	(6,031)	541	5,748	(7,324)
INCOME (EXPENSE) TAX BENEFIT	(52)	285	(543)	—	(310)

NET LOSS	$(7,634)	$(5,746)	$(2)	$5,748	$(7,634)

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
THREE MONTHS ENDED SEPTEMBER 30, 2003
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
REVENUES	$6,805	$196,733	$9,251	$(15,700)	$197,089

OPERATING EXPENSES:
Salaries, wages and fringe benefits	3,469	103,900	—	—	107,369
Operating supplies and expenses	2,298	27,609	53	—	29,960
Purchased transportation	—	24,082	—	—	24,082
Insurance and claims	—	8,260	8,895	(8,895)	8,260
Operating taxes and licenses	59	6,933	—	—	6,992
Depreciation and amortization	770	10,120	121	—	11,011
Rents	473	1,104	2	—	1,579
Communications and utilities	1,256	484	5	—	1,745
Other operating expenses	1,550	8,003	43	(6,805)	2,791
Loss on disposal of operating assets, net	—	153	—	—	153

Total operating expenses	9,875	190,648	9,119	(15,700)	193,942

Operating (loss) income	(3,070)	6,085	132	—	3,147

OTHER INCOME (EXPENSE):
Interest expense	(1,640)	(5,632)	(94)	—	(7,366)
Investment income	—	12	(410)	—	(398)
Foreign exchange loss, net	—	(23)	(39)	—	(62)
Other, net	1,976	—	—	—	1,976
Equity in earnings (losses) of subsidiaries	142	86	—	(228)	—

	478	(5,557)	(543)	(228)	(5,850)

(LOSS) INCOME BEFORE INCOME TAXES	(2,592)	528	(411)	(228)	(2,703)
INCOME TAX BENEFIT	617	—	111	—	728

NET (LOSS) INCOME	$(1,975)	$528	$(300)	$(228)	$(1,975)

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2004
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
REVENUES	$20,047	$655,391	$30,718	$(49,697)	$656,459

OPERATING EXPENSES:
Salaries, wages and fringe benefits	4,863	354,300	—	—	359,163
Operating supplies and expenses	10,395	104,317	218	—	114,930
Purchased transportation	—	81,566	—	—	81,566
Insurance and claims	—	30,201	29,654	(29,650)	30,205
Operating taxes and licenses	122	21,381	—	—	21,503
Depreciation and amortization	1,905	27,569	358	—	29,832
Rents	1,428	4,321	4	—	5,753
Communications and utilities	2,718	2,024	18	—	4,760
Other operating expenses	4,334	22,605	164	(20,047)	7,056
Gain on disposal of operating assets, net	—	(705)	—	—	(705)

Total operating expenses	25,765	647,579	30,416	(49,697)	654,063

Operating (loss) income	(5,718)	7,812	302	—	2,396

OTHER INCOME (EXPENSE):
Interest expense	(4,103)	(19,356)	(240)	—	(23,699)
Investment income	—	28	727	—	755
Foreign exchange losses, net	—	674	(60)	—	614
Other, net	—	(191)	—	—	(191)
Equity in (losses) earnings of subsidiaries	(10,562)	233	—	10,329	—

	(14,665)	(18,612)	427	10,329	(22,521)

(LOSS) INCOME BEFORE INCOME TAXES	(20,383)	(10,800)	729	10,329	(20,125)
INCOME TAX EXPENSE	(52)	(13)	(245)	—	(310)

NET (LOSS) INCOME	$(20,435)	$(10,813)	$484	$10,329	$(20,435)

SUPPLEMENTAL CONDENSED CONSOLIDATED INCOME STATEMENT INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2003
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
REVENUES	$20,909	$639,719	$27,509	$(47,378)	$640,759

OPERATING EXPENSES:
Salaries, wages and fringe benefits	8,634	339,812	—	—	348,446
Operating supplies and expenses	6,841	96,136	131	—	103,108
Purchased transportation	—	74,632	—	—	74,632
Insurance and claims	—	29,247	26,316	(26,469)	29,094
Operating taxes and licenses	182	22,807	—	—	22,989
Depreciation and amortization	2,497	31,838	353	—	34,688
Rents	1,461	3,353	5	—	4,819
Communications and utilities	3,106	2,096	11	—	5,213
Other operating expenses	3,693	25,153	238	(20,909)	8,175
Loss on disposal of operating assets, net	—	612	—	—	612

Total operating expenses	26,414	625,686	27,054	(47,378)	631,776

Operating (loss) income	(5,505)	14,033	455	—	8,983

OTHER INCOME (EXPENSE):
Interest expense	(5,614)	(16,312)	(194)	—	(22,120)
Investment income	—	54	2,881	—	2,935
Foreign exchange gain (loss), net	—	2,398	(12)	—	2,386
Other, net	1,976	—	—	—	1,976
Equity in earnings (losses) of subsidiaries	2,433	433	—	(2,866)	—

	(1,205)	(13,427)	2,675	(2,866)	(14,823)

(LOSS) INCOME BEFORE INCOME TAXES	(6,710)	606	3,130	(2,866)	(5,840)
INCOME TAX BENEFIT (EXPENSE)	2,443	323	(1,193)	—	1,573

NET (LOSS) INCOME	$(4,267)	$929	$1,937	$(2,866)	$(4,267)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2004
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(20,435)	$(10,813)	$484	$10,329	$(20,435)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	2,094	—	—	—	2,094
Depreciation and amortization	1,905	27,569	358	—	29,832
Gain on disposal of operating assets, net	—	(705)	—	—	(705)
Foreign exchange gain, net	—	(614)	—	—	(614)
Deferred income taxes	—	—	—	—	—
Compensation expense related to stock options and grants	475	—	—	—	475
Equity in losses (earnings) of subsidiaries	10,562	(233)	—	(10,329)	—
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	—	(3,200)	2,964	—	(236)
Inventories	—	(27)	—	—	(27)
Prepayments and other assets	(153)	(949)	(1,495)	—	(2,597)
Accounts and notes payable	391	27,397	(33,793)	—	(6,005)
Intercompany payables	3,316	(2,902)	(414)	—	—
Accrued liabilities	760	4,628	5,407	—	10,795

Net cash (used in) provided by operating activities	(1,085)	40,151	(26,489)	—	12,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(137)	(17,442)	(475)	—	(18,054)
Proceeds from sale of property and equipment	—	2,117	—	—	2,117
Decrease in restricted cash and cash equivalents	—	—	(582)	—	(582)
Funds deposited with insurance carrier	—	(32,024)	—	—	(32,024)
Funds returned from insurance carrier	—	—	33,743	—	33,743
Decrease in cash surrender value of life insurance	147	—	—	—	147

Net cash provided by (used in) investing activities	10	(47,349)	32,686	—	(14,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to revolving credit facilities, net	—	18,226	—	—	18,226
Repayment of long-term debt	—	(14,792)	—	—	(14,792)
Proceeds from insurance premium financing	—	28,608	—	—	28,608
Repayments of insurance premium financing	—	(26,225)	—	—	(26,225)
Proceeds from issuance of common stock	526	—	—	—	526

Net cash provided by financing activities	526	5,817	—	—	6,343

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	487	—	—	487
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(549)	(894)	6,197	—	4,754
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	549	1,166	433	—	2,148

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$272	$6,630	$—	$6,902

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
NINE MONTHS ENDED SEPTEMBER 30, 2003
(In Thousands)

	ALLIED	GUARANTOR	NONGUARANTOR
	HOLDINGS	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,267)	$929	$1,937	$(2,866)	$(4,267)

Reconciliation of net (loss) income to net cash provided by operating activities:
Interest expense paid in kind	—	1,065	—	—	1,065
Amortization of deferred financing costs	3,007	—	—	—	3,007
Depreciation and amortization	2,497	31,838	353	—	34,688
Loss on disposal of operating assets, net	—	612	—	—	612
Foreign exchange gains, net	—	(2,386)	—	—	(2,386)
Deferred income taxes	(3,402)	—	—	—	(3,402)
Compensation expense related to stock options and grants	290	—	—	—	290
Equity in earnings (losses) of subsidiaries	(2,433)	(433)	—	2,866	—
Amortization of Teamsters Union contract costs	—	1,000	—	—	1,000
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	—	9,684	(3,213)	—	6,471
Inventories	—	336	—	—	336
Prepayments and other assets	1,902	(115)	181	—	1,968
Accounts and notes payable	(894)	9,449	(18,231)	—	(9,676)
Intercompany receivables	2,535	(7,905)	5,370	—	—
Accrued liabilities	4,294	(17,955)	9,506	—	(4,155)

Net cash provided by operating activities	3,529	26,119	(4,097)	—	25,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(269)	(11,210)	(68)	—	(11,547)
Proceeds from sale of property and equipment	—	287	—	—	287
Increase in restricted cash and cash equivalents	—	(81,165)	—	—	(81,165)
Decrease in restricted investments	—	—	60,732	—	60,732
Funds deposited with insurance carriers	—	(22,680)	—	—	(22,680)
Funds returned from insurance carriers	—	—	18,058	—	18,058
Decrease in cash surrender value of life insurance	2	—	—	—	2

Net cash used in investing activities	(267)	(114,768)	78,722	—	(36,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of revolving credit facilities, net	—	(20,280)	—	—	(20,280)
Additions to long-term debt	—	99,875	—	—	99,875
Repayment of long-term debt	—	(74,905)	—	—	(74,905)
Payment of deferred financing costs	(3,031)	—	—	—	(3,031)
Proceeds from insurance premium financing	—	15,228	—	—	15,228
Repayments of insurance premium financing	—	(15,287)	—	—	(15,287)
Proceeds from issuance of common stock	282	—	—	—	282
Other, net	(520)	585	—	—	65

Net cash (used in) provided by financing activities	(3,269)	5,216	—	—	1,947

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	746	—	—	746
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7)	(82,687)	74,625	—	(8,069)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7	1,131	8,310	—	9,448

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$(81,556)	$82,935	$—	$1,379

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The Company, through its subsidiaries, generates revenues by providing services to the automotive industry. Allied Automotive Group is the largest motor carrier in North America specializing in the transportation of new automobiles, light trucks and SUVs.

In October of 2004, Allied Automotive Group renewed its vehicle delivery agreement with DaimlerChrysler Corporation (“DaimlerChrysler”). The agreement with DaimlerChrysler will extend Allied Automotive Group’s current contract through September 30, 2005. The contract renewal includes an increase in the underlying base rates paid by DaimlerChrysler to Allied for vehicle delivery services effective October 1, 2004. Under the renewed agreement, Allied will cease performing all or a portion of its vehicle delivery services for DaimlerChrysler at six locations in North America. Allied generated approximately $13.5 million in revenues from these vehicle delivery services in 2003. Allied will continue to serve DaimlerChrysler at 24 locations in North America, which generated approximately $80.3 million in revenues in 2003. On January 3, 2005 the Company renewed its contract with Toyota Motor Sales USA, Inc. (“Toyota”) to extend the term through December 20, 2005. The renewal includes an increase in base rates paid by Toyota to the Company effective as of November 15, 2004.

In the third quarter of 2004, the Company’s results were adversely affected by a significant increase in fuel costs that was not fully recovered through fuel surcharges with customers. Prior to August of 2004, Allied Automotive Group had fuel surcharges in place with customers who comprised approximately 59% of the Company’s 2003 revenues. Allied Automotive Group currently has in place fuel surcharges with customers who comprise substantially all of its revenues. However, the fuel surcharges in regard to a customer who comprised approximately 36% of the Company’s 2003 revenues may be terminated at any time at the sole discretion of this customer. There is a contractual maximum amount of fuel surcharge recoveries with this customer for any calendar year. While the Company does not expect its fuel surcharge recoveries with this customer to reach the maximum recovery amount in 2004, at current fuel prices the Company expects that the fuel surcharge recoveries with this customer will reach the maximum amount recoverable during the second quarter of 2005.

Results of Operations

The following table sets forth the percentage relationship of expense items to revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%

Operating expenses:
Salaries, wages and fringe benefits	53.6	54.5	54.7	54.4
Operating supplies and expenses	17.5	15.2	17.5	16.1
Purchased transportation	13.0	12.2	12.4	11.6
Insurance and claims	5.5	4.2	4.6	4.5
Operating taxes and licenses	3.3	3.5	3.3	3.6
Depreciation and amortization	4.6	5.6	4.5	5.4
Rents	1.0	0.8	0.9	0.8
Communications and utilities	0.7	0.9	0.7	0.8
Other operating expenses	1.0	1.4	1.1	1.3
Gain (loss) on disposal of operating assets, net	0.2	0.1	(0.1)	0.1

Total operating expenses	100.4	98.4	99.6	98.6

Operating (loss) income	(0.4)	1.6	0.4	1.4
Other income (expense):
Interest expense	(4.2)	(3.8)	(3.6)	(3.5)
Investment income	0.3	(0.2)	0.1	0.5
Foreign exchange gains, net	0.8	0.0	0.1	0.4
Other, net	0.0	1.0	0.0	0.3

Loss before income taxes	(3.5)	(1.4)	(3.0)	(0.9)
Income tax (expense) benefit	(0.2)	0.4	(0.1)	0.2

Net loss	(3.7)%	(1.0)%	(3.1)%	(0.7%)

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

Revenues were $207.6 million in the third quarter of 2004 compared to revenues of $197.1 million in the third quarter of 2003, an increase of $10.5 million, or 5.3%. The increase is due primarily to a 2.3% increase in vehicle deliveries and a $3.45 increase in revenue per unit. For the nine-month period ended September 30, 2004, revenues were $656.5 million, versus revenues of $640.8 million for the nine-month period ended September 30, 2003, an increase of $15.7 million, or 2.5%, with an increase in revenue per unit of $2.35. Overall, vehicle deliveries in 2004 remained relatively constant as compared to 2003; however, revenue per unit in 2004 increased over 2003 primarily due to longer length of haul, an increase in fuel surcharges that are recorded as a component of revenue, as well as the strengthening of the Canadian dollar relative to the US dollar which affected the Company’s Canadian operating subsidiary.

The Company recorded a net loss of $7.6 million in the third quarter of 2004 versus a net loss of $2.0 million in the third quarter of 2003. Results for the third quarter of 2004 were adversely impacted by significantly higher fuel costs that were only partially offset by fuel surcharges, increased risk management expense, higher repair and maintenance costs and an increase in benefits for its unionized workforce. The increased costs in the third quarter of 2004 were partially offset by increased revenues and revenue per unit, as well as a reduction in certain fixed overhead costs. During the Company’s review of the third quarter of 2004 certain adjustments were identified related to prior quarters of 2004 and prior years. The impact of adjusting these items was a $704,000 increase in the net loss for the three months ended September 30, 2004. Included in the third quarter results for 2004 were foreign exchange gains of $1.7 million compared to a loss of $62,000 in the third quarter of 2003 and an increase in investment income on collateral held by the Company’s captive insurance company of $1.0 million as compared to the third quarter of 2003. Included in the third quarter of 2003 was a pre-tax gain of $2.0 million related to the settlement of litigation with Ryder Systems.

The Company recorded a net loss of $20.4 million for the nine-month period ended September 30, 2004 versus a net loss of $4.3 million for the nine-month period ended September 30, 2003. Results for the first nine months of 2004 were adversely impacted by excess costs associated with lower than expected OEM shipment levels in January 2004, dramatically higher fuel prices during the second and third quarters, benefit increases for the Company’s unionized workforce, the financial impact of the terms of the previously disclosed General Motors’ contract renewal, and an increase to the Company’s self-insurance reserves during the second quarter of 2004. As noted above, during the Company’s review of the third quarter of 2004 certain adjustments were identified related to prior quarters of 2004 and prior years. The impact of adjusting these items was a $722,000 decrease in the net loss for the nine months ended September 30, 2004.

The following is a discussion of the material changes in the Company’s major expense categories:

Salaries, wages and fringe benefits decreased from 54.5% of revenues in the third quarter of 2003 to 53.6% of revenues in the third quarter of 2004, and increased from 54.4% of revenues for the nine-month period ended September 30, 2003 to 54.7% of revenues for the nine-month period ended September 30, 2004. The decrease for the third quarter of 2004 as compared to the third quarter of 2003 was due primarily to improved driver and line-haul productivity and a decrease in wages and benefits provided to the Company’s non-bargaining employees, which more than offset the increase in benefit costs related to the Company’s unionized workforce. For the nine-month period ended September 30, 2004 versus the nine-month period ended 2003, the decrease in wages and benefits provided to non-bargaining employees was completely offset by benefit cost increases for its unionized workforce. Workers’ compensation expense increased by $2.0 million in the third quarter of 2004 as compared to the third quarter of 2003, and increased by $9.0 million for the first nine months of 2004 as compared to the same period in 2003. Workers compensation expense for the three and nine-month periods ended September 30, 2004 increased over the same periods in 2003 primarily due to increases in the reserve for workers’ compensation claims to provide for the deterioration of claims that were incurred in prior years. In order to more effectively manage these risk management costs in future periods, the Company has implemented initiatives to improve claims management and to settle outstanding claims expeditiously. Despite adverse development for prior years, the Company has experienced positive trends in its workers’ compensation metrics for current year claims. Lost time days have decreased by approximately 33.6% and 16.0% for the three and nine-month periods ended September 30, 2004, respectively, versus the three and nine-month periods ended September 30, 2003.

Operating supplies and expenses increased from 15.2% of revenues in the third quarter of 2003 to 17.5% of revenues in the third quarter of 2004, and increased from 16.1% of revenues for the nine-month period ended September 30, 2003 to 17.5% of revenues for the nine-month period ended September 30, 2004. The increase was due primarily to an increase in fuel costs, repair and maintenance costs and the outsourcing of the Company’s remaining information and technology services commencing in the first quarter of 2004. The average price for fuel was approximately 25% higher during the third quarter of 2004 than the average price for fuel during the third quarter of 2003, which resulted in additional expense of approximately $4.0 million. For the nine-month period ended September 30, 2004 the average price for fuel increased by approximately 12%, which resulted in additional expense of approximately $5.8 million. Prior to August 2004, the Company had fuel surcharges, which are recorded as a component of revenue, with customers comprising only 59% of the Company’s 2003 revenues. The Company now receives fuel surcharges under contracts with substantially all of its customers. The fuel surcharge allows the Company to mitigate rising fuel costs by passing on the additional costs to such customers. However, the customer fuel surcharges typically reset at the beginning of the quarter based on fuel prices in the previous quarter, which causes a quarter lag between when fuel cost increases are incurred and the benefit of the fuel surcharge begins. In addition, the fuel surcharge in regard to a single customer who comprised approximately 36% of the Company’s 2003 revenues may be terminated at the sole discretion of this customer. There is a contractual maximum amount of fuel surcharge recoveries with this customer for any calendar year. While the Company does not expect its fuel surcharge recoveries with this customer to reach the maximum recovery amount in 2004, at current fuel prices the Company expects that the fuel surcharge recoveries with this customer will reach the maximum amount recoverable during the second quarter 2005.

Purchased transportation increased from 12.2% of revenues in the third quarter of 2003 to 13.0% of revenues in the third quarter of 2004, and increased from 11.6% of revenues for the nine-month period ended September 30, 2003 to 12.4% of revenues for the nine-month period September 30, 2004. The increase was due primarily to an increase in vehicle deliveries at locations that utilize brokers and handle traffic with a longer length of haul. All costs for owner-operators of Rigs are included in purchased transportation.

Insurance and claims expense increased from 4.2% of revenues in the third quarter of 2003 to 5.5% of revenues in the third quarter of 2004, and increased from 4.5% of revenues for the nine-month period ended September 30, 2003 to 4.6% of revenues for the nine-month period ended September 30, 2004. Auto and general liability expense increased from $3.2 million in the third quarter of 2003 to $5.6 million in the third quarter of 2004, and increased from $10.7  million for the nine-month period ended September 30, 2003 to $12.8 million for the nine-month period ended September 30, 2004. The increase in auto and general liability expense in 2004 is due to the adverse development of certain current year claims, which is primarily a result of an increase in the severity during the third quarter of 2004 of a previously reported claim. Cargo claims expense increased by approximately $0.9 million in the third of quarter of 2004 versus the third quarter of 2003 and decreased by $1.1 million for the nine-month period ended September 30, 2004 versus the nine-month period ended September 30, 2003. The increase in cargo claims during the third quarter of 2004 as compared to the third quarter of 2003 is due primarily to damage related to a specific customer product launch. The decrease in cargo claims expense for the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003 is primarily a result of the Company’s ongoing initiatives to improve quality and damage-free deliveries, as well as improved claims investigation procedures to reduce the payment of claims not caused by the Company. Damage free deliveries improved from 99.70% for the three and nine-month periods ended September 30, 2003 to 99.73% and 99.74%, respectively, for the three and nine-month periods ended September 30, 2004.

Depreciation and amortization decreased from 5.6% of revenues in the third quarter of 2003 to 4.6% of revenues in the third quarter of 2004, and decreased from 5.4% of revenues for the nine-month period ended September 30, 2003 to 4.5% of revenues for the nine-month period ended September 30, 2004. The decrease for the three and nine-month periods ended September 30, 2004 versus the three and nine-month periods ended September 30, 2003 was due primarily to the overall reduction in capital expenditures in fiscal years 2002 and 2003 resulting in a decrease in the asset base and less depreciation expense as remaining assets become fully depreciated. As previously disclosed, the Company has instituted a Rig remanufacturing program to remanufacture existing owned Rigs rather than purchase new Rigs. The Company remanufactured 49 owned Rigs and replaced or overhauled approximately 95 engines in its tractor fleet during the three months ended September 30, 2004 compared to its remanufacturing of approximately 38 Rigs and overhauling or replacing 36 engines during the third quarter of 2003. During the nine-month period ended September 30, 2004 the Company remanufactured 113 owned Rigs and replaced or overhauled approximately 285 engines compared to its remanufacturing of 188 Rigs and overhauling or replacing 186 engines during the nine-month period ended September 30, 2003. In addition, the Company leased 21 Rigs during the three months ended September 30, 2004 bringing the total Rigs leased during 2004 to 51 Rigs. These leases are operating leases and as such contributed to a decrease in depreciation expense. The Company did not lease any Rigs during 2003.

The gain on the disposal of assets increased from a loss of $0.6 million for the nine-month period ended September 30, 2003 to a gain of $0.7 million for the nine-month period ended September 30, 2004. The increase is due primarily to a gain from the sale of excess land located in Canada during the first quarter of 2004.

Investment income increased from a loss of $0.4 million in the third quarter of 2003 to income of $0.6 million in the third quarter of 2004, and decreased from income of $2.9 million for the nine-month period ended September 30, 2003 to $0.8 million for the nine-month period ended September 30, 2004. The increase in investment income during the third quarter of 2004 as compared to the third quarter of 2003 was due primarily to losses rewarded in 2003 on the collateral assets held by the Company’s captive insurance company that were invested in debt securities. The decrease in investment income for the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003 was due primarily to holding the collateral assets mainly in cash in

2004 versus a mixed portfolio of cash, fixed income and debt and equity securities during 2003 that yielded higher investment income. At September 30, 2004 and 2003 the collateral at the Company’s captive insurance company was held in cash.

Foreign exchange gains, net increased from a loss of $62,000 in the third quarter of 2003 to a gain of $1.7 million in the third quarter of 2004 and decreased from a gain of $2.4 million for the nine-month period ended September 30, 2003 to a gain of $0.6 million for the nine-month period ended September 30, 2004. The increase in the third quarter of 2004 over the third quarter of 2003 was due primarily to an increase in the value of the Canadian dollar as compared to the US dollar, which affected the Company’s operating subsidiary in Canada. The strengthening of the Canadian dollar generated favorable exchange rate changes during the third quarter of 2004, when the Canadian dollar value increased by approximately 5.9% as compared to an unfavorable decrease of approximately 0.5% during the third quarter of 2003. During the first nine months of 2004 the Canadian dollar improved by approximately 1.9% as compared to approximately 16.5% during the first nine months of 2003.

Interest expense increased from $7.4 million in the third quarter of 2003 to $8.8 million in the third quarter of 2004, and increased from $22.1 million for the nine-month period ended September 30, 2003 to $23.7 million for the nine-month period ended September 30, 2004. The increase for the three and nine-month periods is due primarily to an increase in the effective interest rate on Term Loan A, increased interest expense associated with higher borrowings related to insurance financing arrangements, and interest accrued on a proposed settlement with the Canadian taxing authority.

Income tax expense increased from a benefit of $728,000 in the third quarter of 2003 to an expense of $310,000 in the third quarter of 2004, and increased from a benefit of $1.6 million for the nine-month period ended September 30, 2003 to an expense of $310,000 for the nine-month period ended September 30, 2004. The increase in income tax expense for the three and nine-month periods ended September 30, 2004 versus the three and nine-month periods ended September 30, 2003 was due to the conclusion by management in the fourth quarter of 2003 that it was not “more likely than not” that the deferred tax assets would be recovered, resulting in the need for an additional valuation allowance against the net deferred income tax assets. For the nine-month period ended September 30, 2003, the Company recognized a benefit for the future realization of its deferred tax assets at its estimated annual effective tax rate. For the nine-month period ended September 30, 2004, a valuation allowance offsets the benefit related to net deferred tax assets and the current expense of $310,000 was related to foreign income taxes.

Financial Condition, Liquidity and Capital Resources

The Company’s sources of liquidity are funds provided by operations and borrowings under its Credit Facility with a syndicate of lenders. The Company’s primary liquidity needs are for the payment of operating expenses, the leasing, remanufacturing and maintenance of Rigs and terminal facilities, and the payment of interest and principal associated with debt.

Net cash used in operating activities totaled $12.6 million for the nine-month period ended September 30, 2004 versus net cash provided by operating activities of $25.6 million for the nine-month period ended September 30, 2003. The decrease in cash provided by operations is a result of the increase in the Company’s net loss, and a decrease in depreciation expense of $4.9 million and an increase in deferred taxes of $3.4 million that were offset by an increase in cash generated from working capital of $6.9 million.

Net cash used in investing activities totaled $14.7 million for the nine-month period ended September 30, 2004 versus $36.3 million for the nine-month period ended September 30, 2003. The decrease in cash used in investing activities was due primarily to a net decrease of $19.8 million in restricted cash and restricted investments, which were a result of increased collateral requirements in 2003 for the payment of estimated self-insurance claims. The decrease is also due to the timing of funds deposited with and returned from insurance carriers related to the Company’s insurance financing arrangements. Net cash received from the Company’s insurance carriers was $1.7 million for the nine-month period ended September 30, 2004 versus a net cash outflow of $4.6 million for the nine-month period ended September 30, 2003. Insurance carriers reimbursed the majority of cash on deposit to the Company in the first quarter of 2004, whereas the insurance carriers reimbursed cash on deposit to the Company throughout the year during 2003.

Cash paid to purchase capital items increased by $6.5 million in 2004, while cash proceeds from the sale of assets increased by $1.8 million. Cash used for capital items related mainly to the fleet remanufacturing and the purchase of new and used Rigs. Cash proceeds for the sale of assets in 2004 were related primarily to the sale of excess land in Canada during the first quarter. The Company did not sell any significant assets in the first nine months of 2003.

The Company expects to capitalize the remanufacturing cost of approximately 135 Rigs during 2004 and as of September 30, 2004 had remanufactured 113 owned Rigs. Capital expenditures for fiscal year 2004 are expected to be in the range of $21 million to $23 million. This estimate is down from the previously disclosed estimate of $24 million to $28 million. The Company has lowered its estimate of capital expenditure requirements for fiscal year 2004 due to a decrease in the original 2004 estimates for North American vehicle production, the Company’s ability to lease certain of its new and remanufactured Rigs, as well as the Company’s decision to reduce capital expenditures to maintain liquidity for the ongoing operational needs of the Company.

Net cash provided by financing activities totaled $6.3 million for the nine-month period ended September 30, 2004 versus $2.0 million for the nine-month period ended September 30, 2003. Cash provided by financing activities increased due to borrowings needed to fund operations and increased capital spending, as well as requirements from insurance carriers to pre-fund substantially all of the Company’s estimated self-insured losses during the first quarter of 2004. During 2003, the Company funded only a portion of its estimated self-insured loss for 2003. The Company anticipates financing the pre-funding of its estimated self-insured losses for 2005. In the event the Company is unable to finance this pre-funding, it will be required to use borrowings under its Revolver to pre-fund the estimated losses.

At September 30, 2004, $18.2 million was outstanding under the Revolver, and approximately $37.1 million of the Revolver was committed under letters of credit and the Company had approximately $29.4 million available under the Revolver as of September 30, 2004. As part of the previously disclosed settlement agreement with Ryder System Inc. (“Ryder”), the Company has a letter of credit in favor of Ryder for $7.5 million, which is included in the $37.1 million letters of credit under the Revolver. The Company had agreed to increase the letter of credit by $1.0 million each quarter through the first quarter of 2005. Pursuant to mutual agreement, the parties amended the settlement on August 13, 2004 to provide that the $1.0 million increase scheduled for the second quarter of 2004 was to be made in the third quarter of 2004 and such increase was made in the third quarter in addition to the $1.0 million increase required for the third quarter of 2004. The Company is required to increase the letter of credit by $1.0 million in the first quarter of 2005. Ryder may only draw the letter of credit if the Company fails to pay workers’ compensation and liability claims assumed by the Company in the Ryder Automotive Carrier Group acquisition. The Company has provided the letter of credit in favor of Ryder because Ryder has issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims assumed by the Company. By March 31, 2005, and periodically thereafter, an actuarial valuation will be made to determine the remaining outstanding amount of workers’ compensation and liability claims assumed by the Company, and the letter of credit issued by the Company in favor of Ryder will be adjusted accordingly.

Borrowings under the Company’s Credit Facility are secured by a first priority security interest on assets of the Company and certain of its subsidiaries, including a pledge of stock of certain subsidiaries and excluding restricted cash and cash equivalents, and restricted investments. If the Company were unable to repay any borrowing under its Credit Facility when due, the lenders thereunder would have the right to proceed against the collateral granted to them to secure the debt. Any default under the Company’s debt instruments, particularly any default that resulted in acceleration of indebtedness or foreclosure on collateral, would have a material adverse effect on the Company.

The Credit Facility sets forth a number of affirmative, negative, and financial covenants binding on the Company. The Credit Facility contains a “subjective acceleration clause” which permits the lenders to accelerate the maturity date of the Credit Facility if an event or development occurs which could reasonably be expected to have a “material adverse effect” on the Company, as defined in the Credit Facility. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants require the Company to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization, and gains and losses on disposal of operating assets amount and also include a maximum leverage ratio. The Company obtained the consent of its lenders under the Credit Facility to deliver its financial statements, as required by the Credit Facility, for the three and nine-month periods ended September 30, 2004 on or before January 14, 2005 and the Company delivered such financial statements on January 7, 2005. As a result, the Company was in compliance with the requirements of the Credit Facility relating to the delivery of its financial statements at September 30, 2004.

Borrowings under the $150.0 million 8 5/8% senior notes (the “Notes”) are general unsecured obligations of the Company, are payable in semi-annual installments of interest only, and mature on October 1, 2007. The Company’s obligations under the Notes are guaranteed fully and unconditionally by substantially all of the subsidiaries of the Company (the “Guarantor Subsidiaries”). Haul Insurance Ltd., Arrendadora de Equipo Para el Transporte de Automoviles, S. de R.L. de C.V. and Axis Logistica, S. de R.L. de C.V. do not guarantee the Company’s obligations under the Notes (the “Nonguarantor Subsidiaries”) of which the Company owns 100 percent. There are no restrictions on the ability of Guarantor Subsidiaries to make distributions to the Company.

The Notes include a number of negative covenants, which are binding on the Company. The covenants limit the Company’s ability to, among other things, purchase or redeem stock, make dividend or other distributions, make investments, and incur or repay debt (with the exception of payment of interest or principal at stated maturity).

The Company’s current liabilities exceed its current assets by $31.0 million as of September 30, 2004. Included in the Company’s current liabilities as of September 30, 2004 are borrowings under the Revolver of $18.2 million, which are classified as a current liability based on the requirement of EITF 95-22, although it is not payable until September 2007 under the terms of the Credit Facility. The Company had approximately $29.4 million available under the Revolver as of September 30, 2004. The amendment to the Credit Facility on November 23, 2004 provides additional liquidity of $20 million through a Term Loan B, the proceeds of which were used to pay down the outstanding Revolver balance. The Company contributed approximately $3.8 million to its defined benefit pension plans in December, 2004, which reduced the Company's availability under the Revolver by this amount. Due to negative covenants associated with the Senior Notes, the Company presently does not have the capacity to incur a material amount of additional term debt. The Company will have the capacity to incur additional term debt in the future to the extent future principal payments are made on the existing term debt. The Company has been able to, and expects to continue to, generate sufficient cash flows from operations to meet its liquidity needs, provided that the Company uses the Revolver to cover seasonal working capital needs.

The Company also utilizes operating leases for its equipment needs. During the third quarter of 2004 the Company entered into one new operating lease for 21 Rigs. The commitment over the term of this lease is $4.1 million. During the nine-month period ended September 30, 2004 the Company entered into three new operating leases for a total of 51 Rigs. The total commitment for these leases is $8.5 million. All of the leases entered into during 2004 have a term of 5.5 years.

Quantitative and Qualitative Disclosures about Market Risk

Disclosures About Market Risks

The market risk inherent in the Company’s market risk sensitive instruments and positions are the potential loss arising from adverse changes in investment prices, interest rates, fuel prices, and foreign currency exchange rates.

Investments

The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines. The policy also limits the amount of credit exposure to any one issue, issuer, and type of instrument. At September 30, 2004, the Company did not have any investments.

Interest Rates

The Company primarily issues long-term debt obligations to support general corporate purposes, including capital expenditures and working capital needs. The majority of the Company’s long-term debt obligations bear a fixed rate of interest. The portion of the long-term debt obligation that does not bear a fixed rate of interest has an interest rate that may fluctuate within a three percentage point range based on the Company’s leverage, as defined in the Credit Facility. A 3% increase in the interest rate of such debt would increase the Company’s interest expense by $2.5 million over the next fiscal year.

Stockholders’ Deficit

Losses for the first nine months of 2004 resulted in negative stockholders’ equity at September 30, 2004. As a result of the Company’s stockholders’ deficit and covenants under its lending agreements, the Company is restricted from making any repurchases of its common stock and the payment of dividends. In addition, continued stockholders’ deficit could cause the Company to become delisted from the American Stock Exchange.

Substantial Leverage

The Company has consolidated indebtedness, which is substantial in relation to its stockholders’ deficit. As of September 30, 2004, the Company had total debt including borrowings under the Credit Facility and the Notes of approximately $249.9 million (excluding approximately $123.7 million of trade and notes payables, which include insurance financing arrangements, and other current accrued liabilities) and stockholders’ deficit of approximately $9.7 million. In addition, the Company has additional capacity for borrowings available under its Revolver, which is discussed above in Financial Condition, Liquidity and Capital Resources. Due to negative covenants associated with the Senior Notes, the Company presently does not have the capacity to incur a material amount of additional term debt. The Company will have the capacity to incur additional term debt in the future to the extent future principal payments are made on the existing term debt. The Company’s leveraged financial position exposes it to the risk of increased interest rates, may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, may make the Company more vulnerable to economic downturns and work stoppages, and limit its ability to withstand competitive pressures.

The Credit Facility sets forth a number of affirmative, negative, and financial covenants binding on the Company. The Credit Facility contains a “subjective acceleration clause” which permits the lenders to accelerate the maturity date of the Credit Facility if an event or development occurs which could reasonably be expected to have a “material adverse effect” on the Company, as defined in the Credit Facility. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants require the Company to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization, and gains and losses on disposal of operating assets amount and also include a maximum leverage ratio. The Company obtained the consent of its lenders under the Credit Facility to deliver its financial statements as required by the Credit Facility, for the three and nine-month periods ended September 30, 2004 on or before January 14, 2005 and the Company delivered such financial statements on January 7, 2005. As a result, the Company was in compliance with the requirements of the Credit Facility relating to the delivery of its financial statements at September 30, 2004.

The Company will need to use a significant amount of its future cash flows to pay principal and interest on its substantial debt obligations, which will reduce the amount of money available for use in its operations, capital reinvestment, or for responding to potential business opportunities as they arise. The ability of the Company to generate the cash necessary to service its debt is subject to a number of external factors beyond its control, and there can be no assurance that the Company will be able to generate sufficient cash through its operations to enable it to meet its obligations. If the Company does not generate enough cash to enable it to meet its debt obligations, it may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its debt, or seeking additional equity capital. There can be no assurance that any of these actions could be affected on commercially reasonable terms, if at all, and the terms of existing or future indebtedness may restrict the Company from adopting any of these alternatives.

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

The Company received notice from the American Stock Exchange (the “AMEX”) that, as a result of its failure to timely file this Quarterly Report on Form 10-Q, it was not in compliance with Section 1003(d) of the AMEX Company Guide and was therefore subject to delisting. The Company submitted a compliance plan to the AMEX and believes that upon the filing of this Quarterly Report, the Company is now in compliance with Section 1003(d) of the AMEX Company Guide. The Company has also received notice from the AMEX that as a result of its negative shareholders’ equity, it is not in compliance with Section 1003(a) of the AMEX Company Guide. Pursuant to the notice from the AMEX, the Company had until December 27, 2004 to submit a compliance plan to the AMEX, and the Company filed this plan on December 21, 2004. The plan provides how the Company intends to comply with the shareholders’ equity requirements of Section 1003(a) of the AMEX Company Guide. If the AMEX accepts such plan, the Company will have until May 2006 to comply with the requirements of Section 1003(a) of the AMEX Company Guide. However, no assurance can be provided that such compliance plan will be accepted by the AMEX, or, if accepted, that the Company will be able to meet the milestones for compliance required to be set forth in the plan. If the plan is not accepted or the Company is unable to comply with the terms of the compliance plan submitted to the AMEX, the Company may be delisted from the AMEX.

Labor Matters

There can be no assurance that the Company will be able to negotiate new union contracts as the current contracts expire or that such contracts will be on terms acceptable to the Company or will not result in increased labor costs to the Company or work stoppages, which could have a material adverse effect on the Company.

Fuel Prices

Allied Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as weather, government policies, and changes in global demand and global production. To reduce price risk caused by market fluctuations, Allied Automotive Group periodically purchases fuel in advance of consumption. A 10% increase in diesel fuel prices would reduce earnings by $5.1 million over the next twelve months assuming levels of fuel consumption and pricing in the next twelve months are consistent with the third quarter of 2004. This reduction in earnings would be partially offset by the Company’s fuel surcharge arrangements with its customers. Currently, the Company has in place fuel surcharges with substantially all of its customers. However, the fuel surcharges in regard to a single customer who comprised approximately 36% of the Company’s 2003 revenues may be terminated at any time at the sole discretion of this customer. There is a contractual maximum amount of fuel surcharge recoveries from this customer for any calendar year. While the Company does not expect its fuel surcharge recoveries from this customer to reach the maximum recovery amount in 2004, at current fuel prices the Company expects that the fuel surcharge recoveries from this customer will exceed the maximum amount recoverable during the second quarter of 2005. Fuel prices in the third quarter of 2004 were approximately 25% higher than fuel prices in the third quarter of 2003.

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

The carhaul business is labor intensive. Wages and benefits represented approximately $111.3 million and $359.2 million of the Company’s consolidated operating expenses for the quarter and the nine months ended September 30, 2004 respectively. There has been an increase in the number of carhaul companies that utilize non-union labor, and the market share represented by such companies has increased. Carhaul companies that utilize non-union labor operate at a significant cost advantage as compared to Allied Automotive Group and other union carhaul companies due to lower labor costs, primarily as a result of lower benefit and pension costs. Non-union competitors also operate without work rules which apply to Allied Automotive Group and other union companies, which provide non-union companies with a competitive advantage. Railroads, which specialize in long-haul transportation, may be able to provide delivery services at a cost to customers that is less than the long-haul delivery cost of Allied Automotive Group’s services. Allied Automotive Group could benefit from the temporary transportation of new vehicles due to potential rail car shortages throughout North America. The shortage of railroad capacity occasionally occurs in the carhaul industry and the trucking sector is sometimes called upon to provide supplemental capacity during these periods.

Risk Management Retention

Because the Company retains liability for a significant portion of its risks, an increase in the number or severity of accidents, on the job injuries, other loss events over those anticipated, or adverse development of existing claims including wage and medical cost inflation could have a material adverse effect on the Company’s profitability. While the Company currently has insurance coverage for claims above its retention levels, there can be no assurance that the Company will be able to obtain insurance coverage in the future.

The Company currently utilizes an inner-aggregate, which is a deductible subject to an annual limit, in certain insurance programs. The Company currently uses the inner-aggregate only for its initial layer of excess insurance whereby losses in the excess layer that are within the inner-aggregate amount are retained by the Company up to an amount equal to the inner-aggregate’s annual limit. Once the annual limit is met the deductible is no longer in effect.

Prior to January 1, 2004, for automobile liability claims in the United States, the Company retained the first $500,000 of every claim with no aggregate and retained losses from $500,000 to $1.0 million subject to a $1.5 million inner-aggregate deductible and also had a $1.0 million inner-aggregate deductible for losses from $1.0 to $2.0 million, with an additional $4.0 million aggregate limit for losses from $2.0 to $5.0 million. Effective January 1, 2004, the Company retains up to $1.0 million liability for automobile liability claims in the United States with no aggregate and a $7.0 million aggregate deductible for claims that exceed $1.0 million, but are less than $5.0 million per occurrence. In Canada, the Company retains liability up to CDN $500,000 for each claim for personal injury and property damage, a CDN $500,000 inner-aggregate limit for losses from CDN $500,000 to CDN $1.0 million. Additionally, the Company retains liability of up to $250,000 for each cargo damage claim in the United States and a CDN $100,000 deductible for cargo damages in Canada.

Restrictions on Cash and Investments

The Company uses restricted cash and restricted investments to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. These assets are not available for the operations of the Company.

Dependence on Major Customers

Allied Automotive Group’s business is highly dependent upon General Motors, Ford Motor Company (managed by UPS Autogistics, Inc.), DaimlerChrysler, Toyota and Honda, its largest customers. Approximately 86% of the Company’s 2003 revenues were generated through the Company’s services provided for these customers. The Company operates under written contracts with each of these companies. The Company has historically been successful in negotiating the renewal of its contracts with each of its major customers prior to the expiration of such contracts. The Company renewed its contract with DaimlerChrysler effective October 1, 2004, approximately four months prior to the stated expiration date of such contract. The contract with General Motors expires in March 2006, the Ford contract expires in September 2005 for ramp locations and in December 2005 for plant locations, the contract with DaimlerChrysler expires in September 2005, the contract with Honda expires in March 2005 and the contract with Toyota expired in November 2004. On January 3, 2005 the Company renewed its contract with Toyota effective as of November 15, 2004 to extend the term through December 20, 2005. The contracts with Ford, DaimlerChrysler and Toyota can be terminated by location for any reason or no reason based on 60 to 150 days’ notice. The contract with General Motors can be terminated by location for failure to comply with service and quality standards set forth in the contract. The Company has 30 days to cure any such noncompliance by location and General Motors may terminate by location on 60 days notice following a failure to cure. While the Company intends to continue its practice of negotiating with its customers in an effort to renew contracts prior to their expiration date, there can be no assurance that the Company will successfully renew contracts with its major customers prior to the expiration of such contracts.

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

The contract with General Motors includes reductions in the Company’s rates for transportation services. The contract with General Motors requires General Motors to award certain new business to the Company. However, there can be no assurance that General Motors will award new business to the Company under terms and conditions acceptable to the Company. Since the renewal of the General Motors contract during the first quarter of 2004, Allied Automotive Group has agreed to retain its General Motors yard management services operation in consideration for a negotiated price increase with General Motors, which Allied Automotive Group believes will restore the profitability of these yard management services in the second half of 2004. Allied Automotive Group had previously disclosed that it would discontinue these yard services pursuant to the renewal of the vehicle delivery agreement with General Motors during the first quarter of 2004.

Foreign Currency Exchange Rates

Although the majority of the Company’s operations are in the United States, the Company does have foreign subsidiaries (primarily in Canada). The net investment in foreign subsidiaries translated into dollars using month-

end exchange rates at September 30, 2004 was $89.9 million. The potential impact on other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates amounts to $8.9 million. At September 30, 2004 a payable balance of $29.6 million related to intercompany transactions was outstanding on the Company’s Canadian subsidiary. The potential loss from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance amounts to $2.9 million as of September 30, 2004. The Company does not use derivative financial instruments to hedge its exposure to changes in foreign currency exchange rates.

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

Dependence on Key Personnel

The success of the Company is dependent upon its senior management team, as well as its ability to attract and retain qualified personnel. The Company’s Credit Facility provides that the facility may be terminated in the event Hugh E. Sawyer ceases to be involved in the day-to-day operation of the Company, unless a successor reasonably acceptable to the lenders is appointed within 150 days of his cessation of involvement with the Company. There is no assurance that the Company will be able to retain its existing senior management or to attract additional qualified personnel.

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

     The Company’s critical accounting policies include the following:

     CLAIMS AND INSURANCE RESERVES — Claims and insurance reserves, both current and long-term, reflect the estimated cost of claims for workers’ compensation, cargo loss and damage, automobile and general liability, and products liability losses that are not covered by insurance. Costs related to these reserves are included in “claims and insurance” expense except for workers’ compensation, which is included in “salaries, wages, and fringe benefits.” The Company utilizes a third-party claims processor under the direction of management and uses third-party actuarial valuations to assist in the determination of its claims and insurance reserves, excluding products liability and cargo claims. The Company’s third-party claims administrator sets claim reserves on a case-by-case basis. The Company’s third-party actuaries utilize the aggregate data from those reserves, along with historical paid and incurred amounts, to determine, by loss year, the projected ultimate cost of all claims, reported and not yet reported, including adverse developments. The Company’s product liability claims reserves are set on a case-by-case basis by the Company’s claims administrators in conjunction with legal counsel handling the claims, and include an amount for claims incurred but not yet reported. Cargo claims are tracked by the Company and reserved on a case-by-case basis. The reserve for cargo claims includes an estimate of incurred but not reported claims. The process of determining reserves for all losses is subject to management’s evaluation of accident frequency, the nature and severity of claims, litigation risks and historical claims experience adjusted for current industry trends.

The estimates for workers compensation, automobile and general liability, and products liability losses are discounted to their present value using management’s estimate of weighted average risk free interest rates for each claim year. The claims and insurance reserves are adjusted periodically as such claims mature to reflect changes in estimates made by its third-party claims processors’ and changes in actuarial estimates based on actual experience. Adjustments to previously established reserves are included in operating results. If management uses different assumptions or if different conditions occur in future periods, future operating results or liquidity could be materially impacted.

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

     PENSION AND OTHER POSTRETIREMENT BENEFITS — The Company’s pension and other postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” These assumptions include discount rates, health care cost trend rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates, and other factors. Actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect the Company’s recognized expense and recorded obligation in such future periods. The Company believes that the assumptions utilized in recording the obligations under its plans are reasonable based on input from its outside actuaries and other advisors and information as to historical experience and performance. Differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement obligations and future expense.

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

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS — This Quarterly Report on Form 10-Q contains, and from time to time the Company and its officers, directors, or employees may make other forward-looking statements, including statements regarding, among other items, (i) the Company’s strategy, intentions or expectations, (ii) general industry trends, competitive conditions and customer preferences, (iii) the Company’s management information systems, (iv) the Company’s remanufacturing program and anticipated capital expenditures, (v) the Company’s efforts to reduce costs, (vi) the adequacy of the Company’s sources of cash to finance its current and future operations, and (vii) the Company’s ability to renew contracts with customers . This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. Without limiting the generality of the foregoing, the words “believe,” “anticipate,” “seek,” “expect,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except as set forth below under “Changes in Internal Control over Financial Reporting”, the Company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company’s periodic Securities and Exchange Commission filings.

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

Subsequent to this reclassification, in connection with the preparation of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, management determined, after further evaluating the Company’s insurance financing arrangements, that certain additional adjustments were required. These adjustments resulted in changes to the proceeds from and repayments of insurance financing arrangements included in cash flows from financing activities previously reported for the three months ended March 31, 2003. Management also concluded that certain additional insurance financing arrangements should be presented in the balance sheet on a gross basis, as assets and obligations, rather than on a net basis. Additionally, management concluded that funds deposited with and returned from the Company’s insurance carriers related to its insurance arrangements should be disclosed as cash flows from investing activities rather than cash flows from operating activities. The statements of cash flows for the nine months ended September 30, 2004 and 2003 reflect these adjustments and reclassifications. These adjustments do not require a restatement of the Company’s consolidated statements of cash flows included in the Annual Report on Form 10-K for the year ended December 31, 2003.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, management, in consultation with KPMG, identified certain adjustments related to prior quarters of 2004 and prior years. Analysis of these adjustments contributed to the delay in filing this Quarterly Report. The Company believes that these adjustments were not material to the consolidated financial statements of any prior period and were not material to the consolidated financial statements for the quarter ended September 30, 2004.

In connection with the review of the Quarterly Report on Form 10-Q for the quarters ended June 30, 2004, and September 30, 2004, KPMG advised the Audit Committee and management that KPMG had identified deficiencies in the Company’s analysis, evaluation and review process for financial reporting. KPMG has informed the Audit Committee and management that it believes such deficiencies are a “material weakness” in the Company’s internal controls with respect to its analysis, evaluation and review of financial information included in the Company’s financial reporting. Management is still in the process of reviewing and, as necessary, revising its policies and procedures with respect to its accounting to ensure that all reasonable steps have been taken to address and correct this material weakness. As part of this process, management has hired an external consultant to assist management in reviewing and, to the extent necessary, revising the Company’s policies and procedures.

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

Item 5. Other Information

On January 3, 2005, the Company entered into an Amendment (the “Amendment”) to its agreement for transportation services with Toyota (the “Agreement”). The Amendment extends the term of the Agreement, as previously amended, effective as of November 15, 2004, until December 20, 2005 and, effective December 20, 2004, increases the rates to be paid by Toyota to the Company. In addition, the Company has agreed not to make any additional increases in its base transportation rates charged to Toyota prior to December 20, 2005.

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

ALLIED HOLDINGS, INC.
Date: January 7, 2005	By:	/s/ Hugh E. Sawyer
Hugh E. Sawyer,
President and Chief Executive Officer

Date: January 7, 2005

By:	/s/ David A. Rawden
David A. Rawden,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by David A. Rawden.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by David A. Rawden.