Form 10-Q/A
period 2004-09-30
ALLIED HOLDINGS INC
filed 2005-01-14
CIK 909950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 — For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 — For the transition period from

Commission File Number: 0-22276

ALLIED HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

GEORGIA	58-0360550
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

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
☑ Yes  ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934).

☐ Yes    ☑ No

Outstanding common stock, no par value at December 31, 2004	8,919,153

PART 1 — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II – OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K:
SIGNATURES
EXHIBIT INDEX
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 is being filed to amend the disclosure included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding the change in workers’ compensation expense for the three and nine months ended September 30, 2004 as part of the Company’s discussion on salaries, wages and fringe benefit expense. This amendment discloses that the increase in workers’ compensation expense for the three and nine months ended September 30, 2004 was $0.6 million and $7.6 million, respectively, rather than the previously disclosed increases of $2.0 million and $9.0 million for the three and nine months ended September 30, 2004, respectively. No other changes have been made to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

PART 1 — FINANCIAL INFORMATION

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

Results of Operations

The following table sets forth the percentage relationship of expense items to revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	100%	100%	100%	100%

Operating expenses:
Salaries, wages and fringe benefits	53.6	54.5	54.7	54.4
Operating supplies and expenses	17.5	15.2	17.5	16.1
Purchased transportation	13.0	12.2	12.4	11.6

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Insurance and claims	5.5	4.2	4.6	4.5
Operating taxes and licenses	3.3	3.5	3.3	3.6
Depreciation and amortization	4.6	5.6	4.5	5.4
Rents	1.0	0.8	0.9	0.8
Communications and utilities	0.7	0.9	0.7	0.8
Other operating expenses	1.0	1.4	1.1	1.3
Gain (loss) on disposal of operating assets, net	0.2	0.1	(0.1)	0.1

Total operating expenses	100.4	98.4	99.6	98.6

Operating (loss) income	(0.4)	1.6	0.4	1.4
Other income (expense):
Interest expense	(4.2)	(3.8)	(3.6)	(3.5)
Investment income	0.3	(0.2)	0.1	0.5
Foreign exchange gain (loss), net	0.8	0.0	0.1	0.4
Other, net	0.0	1.0	0.0	0.3

Loss before income taxes	(3.5)	(1.4)	(3.0)	(0.9)
Income tax (expense) benefit	(0.2)	0.4	(0.1)	0.2

Net loss	(3.7)%	(1.0)%	(3.1)%	(0.7)%

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

The following is a discussion of the material changes in the Company’s major expense categories:

Salaries, wages and fringe benefits decreased from 54.5% of revenues in the third quarter of 2003 to 53.6% of revenues in the third quarter of 2004, and increased from 54.4% of revenues for the nine-month period ended September 30, 2003 to 54.7% of revenues for the nine-month period ended September 30, 2004. The decrease for the third quarter of 2004 as compared to the third quarter of 2003 was due primarily to improved driver and line-haul productivity and a decrease in wages and benefits provided to the Company’s non-bargaining employees, which more than offset the increase in benefit costs related to the Company’s unionized workforce. For the nine-month period ended September 30, 2004 versus the nine-month period ended 2003, the decrease in wages and benefits provided to non-bargaining employees was completely offset by benefit cost increases for its unionized workforce. Workers’ compensation expense increased by $0.6 million in the third quarter of 2004 as compared to the third quarter of 2003, and increased by $7.6 million for the first nine months of 2004 as compared to the same period in 2003. Workers compensation expense for the three and nine-month periods ended September 30, 2004 increased over the same periods in 2003 primarily due to increases in the reserve for workers’ compensation claims to provide for the deterioration of claims that were incurred in prior years. In order to more effectively manage these risk management costs in future periods, the Company has implemented initiatives to improve claims management and to settle outstanding claims expeditiously. Despite adverse development for prior years, the Company has experienced positive trends in its workers’ compensation metrics for current year claims. Lost time days have decreased by approximately 33.6% and 16.0% for the three and nine-month periods ended September 30, 2004, respectively, versus the three and nine-month periods ended September 30, 2003.

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

The Company’s current liabilities exceed its current assets by $31.0 million as of September 30, 2004. Included in the Company’s current liabilities as of September 30, 2004 are borrowings under the Revolver of $18.2 million, which are classified as a current liability based on the requirement of EITF 95-22, although it is not payable until September 2007 under the terms of the Credit Facility. The Company had approximately $29.4 million available under the Revolver as of September 30, 2004. The amendment to the Credit Facility on November 23, 2004 provides additional liquidity of $20 million through a Term Loan B, the proceeds of which were used to pay down the outstanding Revolver balance. The Company contributed approximately $3.8 million to its defined benefit pension plans in December, 2004, which reduced the Company’s availability under the Revolver by this amount.

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

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

(c) Exhibit Index

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

ALLIED HOLDINGS, INC.
Date: January 13, 2005	By:	/s/ HUGH E. SAWYER
Hugh E. Sawyer,
President and Chief Executive Officer

Date: January 13, 2005	By:	/s/ DAVID A. RAWDEN
David A. Rawden,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by David A. Rawden.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by David A. Rawden.