Form 10-K
period 2004-12-31
ALLIED HOLDINGS INC
filed 2005-04-18
CIK 909950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004 or

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

Registrant’s telephone number, including area code: (404) 373-4285

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

     The number of shares outstanding of the Registrant’s common stock as of March 31, 2005 was 8,940,167.

     The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing stock price of the common stock as of June 30, 2004 as reported on the American Stock Exchange, was approximately $26.2 million. Shares of the Registrant’s common stock owned by its directors and executive officers were excluded from this aggregate market value calculation; however, shares owned by the Registrant’s institutional shareholders were included.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for Registrant’s 2005 Annual Meeting of Shareholders to be held May 24, 2005 are incorporated by reference in Part III.

ALLIED HOLDINGS, INC.

PART I

Item 1. Business

When we use the terms “Allied,” “we,” “ us,” and “ our,” we mean Allied Holdings, Inc. and its subsidiaries.

Our Company

We are an automobile-hauling company providing a range of logistics and other support services to the automotive industry. Our principal operating subsidiaries are Allied Automotive Group, Inc. (collectively with its subsidiaries referred to as “Allied Automotive” or the/our “Automotive Group”) and Axis Group, Inc. (“Axis” or the “Axis Group”). Allied Automotive is our largest subsidiary comprising 97% of our 2004 revenues.

Allied Automotive Group

With its specialized tractors and trailers, called “Rigs,” the Automotive Group serves and supports all of the major domestic and foreign automotive manufacturers offering a range of automotive delivery services, including the transportation of new, pre-owned and off-lease vehicles to dealers from plants, rail ramps, inland distribution centers, ports and auctions, while also providing yard management services including vehicle rail-car loading and unloading services. Though there is limited public information available about our competitors, most of whom are privately-owned companies, we believe that our Automotive Group is the largest transporter of new automobiles, sport-utility vehicles (“SUVs”) and light trucks via specialized Rigs in North America based on the number of vehicles it delivers annually versus total vehicles produced and based on revenues generated from vehicle deliveries. Allied Automotive’s largest customers are General Motors, Ford, DaimlerChrysler, Toyota and Honda. During 2004, these customers accounted for approximately 88% of the Automotive Group’s revenues. Other customers include the other major foreign manufacturers, namely Mazda, Nissan, Isuzu, Volkswagen, Hyundai, and KIA. Allied Automotive operates primarily in the “short-haul” segment of the automotive transportation industry. When we use the term “short-haul,” we mean average hauled distances of less than 200 miles from the point of origin.

Axis Group

The Axis Group complements the services provided by our Automotive Group, providing vehicle distribution and transportation support services to both the pre-owned and new vehicle markets as well as to other segments of the automotive and car rental industries. It also leases patented-designed equipment for containerized shipment of vehicles. Axis provides the following services:

•	carrier management and brokerage services for various automotive clients;

•	a variety of related support services to the pre-owned and off-lease vehicle markets, including vehicle inspections, title storage, marshalling and rail yard management (offered through its subsidiaries CT Services, Inc. and Axis Canada);

•	a computerized vehicle tracking service for Toyota;

•	vehicle processing services at ports and inland distribution centers; and

•	logistics and distribution services to the Mexican automobile industry (offered through its subsidiary, Axis Logistica).

Information regarding our revenues, operating income (loss) and total assets for each of our operating segments and the revenues and total assets for each major geographic area for 2004, 2003 and 2002 is included in Note 18 of our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our Operations

Our operations team is responsible for the management of our terminals in the U.S. and Canada. Our Automotive Group operates a total of 81 terminals while our Axis Group operates 52. Our day-to-day operations are directed from these terminals. Our Automotive Group’s terminals rely upon one customer service center in Decatur, Georgia to design optimal loads for each Rig. Our Axis Group’s carrier management services relies upon a separate customer dispatch center in Decatur, Georgia to coordinate pickup and delivery of customer vehicles. Terminal staffing varies based on a number of factors including complexity, size, delivery profile and number of customers served but may include a terminal manager, an assistant terminal manager, an operations manager, a shop manager, mechanics, a quality or safety manager (these two positions are sometimes combined), yard supervisors, mechanics, dispatchers, an office supervisor and administrative associates. Our corporate office is located in Decatur, Georgia. Some centralized management services for our Automotive Group and our Axis Group are provided by our corporate office and include logistics and load planning, information technology, sales and marketing, purchasing, finance and accounting, human resources, legal services, planning, insurance and risk management.

As of December 31, 2004, our Automotive Group owned approximately 3,700 Rigs, which are substantially maintained at our 42 garages. Our Automotive Group has determined that it will dispose of approximately 700 Rigs during 2005, leaving us with approximately 3,000 of these company-owned Rigs at the end of December 31, 2005. Our Automotive Group also leases approximately 453 Rigs. In addition, the Automotive Group utilizes 690 Rigs owned by Teamster-represented owner-operators.

Corporate History

We were founded as “Motor Convoy” in 1934. Following industry deregulation in the early 1980s, we expanded geographically through acquisitions. In 1986, Motor Convoy and Auto Convoy, a carhaul company based in Dallas, Texas, formed a joint venture, which allowed us to enter new markets in Texas, Missouri, Louisiana, and Kentucky. The two firms merged in 1988 to create Allied Systems. In 1993, we went public as Allied Holdings, Inc., a company incorporated under the laws of the state of Georgia.

In 1994, we obtained approximately 90% of the Canadian motor carrier market when we acquired Auto Haulaway. In 1997, we became the major auto transporter in North America by acquiring certain subsidiaries of Ryder System, Inc. known as “Ryder Automotive Group”, a move that expanded our operations in the western section of the U.S. and substantially increased the volume of our business with certain customers, particularly General Motors.

As part of a move to expand internationally, in 1988, through our Axis Group, we formed a Brazilian joint venture to provide logistics services to the auto transport market in the Mercosur region of South America. We sold our interest in this joint venture in 2001. A year later, we set up an Axis business unit in Mexico. In 1999, the Axis Group created a joint venture with AutoLogic Holdings (a logistics firm serving the car industry in Belgium, France, the Netherlands, and the UK) to manage Ford’s distribution of vehicles in the United Kingdom. We sold our interest in this joint venture in 2001.

In 2000, our Axis Group purchased CT Group, Inc., a provider of vehicle inspection services to the pre-owned and off-lease vehicle market. In 2001, the Axis Group established a deal with Toyota Motor Sales to provide vehicle tracking of more than 1.5 million units per year.

Customer Relationships

Allied Automotive has one-year or multi-year contracts in place with substantially all of its customers. However, most of these contracts can be terminated by either party upon a specified period of notice. These contracts establish rates for the transportation of vehicles and are generally based upon a fixed rate per vehicle transported, a variable rate for each mile that a vehicle is transported plus an administrative processing fee. Certain contracts provide for rate variation per vehicle depending on the size and weight of the vehicle. During 2004, substantially all of our customers paid us a fuel surcharge that will allow us to recover at least a portion of the fuel price increases that occurred during the year. However, the agreement with one of our significant customers did not go into effect until August 2004. Except in cases where we are able to obtain the customer’s agreement, these contracts do not permit the recovery of increases in fuel taxes or labor costs.

Our Automotive Group has developed and maintained long-term relationships with its significant customers and has historically been successful in negotiating the renewal of contracts with these customers on or prior to their expiration.

Major customer contracts include the following:

•	a contract with Autogistics, a joint venture between Ford Motor Company and UPS Logistics, for Ford vehicles which grants the Automotive Group primary carrier rights for 22 locations in the U.S. and 10 in Canada. This contract expires in September 2005 for ramp locations and December 2005 for plant locations. Each party to the contract has the right to terminate the agreement by location on 75 days’ notice;

•	a contract with DaimlerChrysler that expires on September 30, 2005 and which grants the Automotive Group primary carrier rights for 24 locations in the U.S. and 13 in Canada. The contract may be terminated by location on 150 days’ notice by either party. This contract was renewed effective October 1, 2004 and provided for an increase in underlying base rates as of the effective date and a reduction in the number of U.S. locations served from 30 to 24. The six locations removed from the new contract generated revenues of approximately $12.3 million between the period January 1, 2004 and November 30, 2004;

•	a contract with General Motors which expires in March 2006 and which grants the Automotive Group primary carrier rights for 36 locations in the U.S. and Canada. General Motors does not have the right to resource business at a location under the terms of the contract unless the Automotive Group fails to comply with service or quality standards at such location. Should an event of non-compliance occur, the Automotive Group has 30 days in which to cure. If Allied Automotive does not cure, General Motors may give 60 days’ notice of termination with respect to the applicable location;

•	an agreement with Toyota that expires on December 20, 2005. This contract may be terminated by either party by giving 60 days’ notice. This contract was renewed on January 3, 2005 and provided for an increase in base rates effective December 20, 2004; and

•	a contract with Honda that expires on March 31, 2006. Either party may terminate this contract by giving notice 60 days prior to the expiration date. As long as neither party provides such termination notice, the contract automatically extends for successive periods of one year.

Under written contracts, the Automotive Group has served Ford since 1934, DaimlerChrysler since 1979 and General Motors since 1997. The contract with DaimlerChrysler was renewed effective October 1, 2004, approximately four months prior to the stated contract expiration date. The contract with General Motors was renewed on January 1, 2004, approximately two months prior to its expiration, and we recently renewed the contract with Toyota through December 20, 2005. We anticipate that the Automotive Group will be able to continue these relationships with its customers without interruption of service but can provide no assurance that we will be able to successfully renew these contracts on terms satisfactory to us on or prior to their expiration dates or without a loss of market share or that we will be able to continue to serve these customers without service interruption.

Proprietary Management Information Systems

We are committed to using our technology to serve our customers. Our Automotive Group’s advanced management information system is a centralized, fully integrated information system that serves as a company-wide database, which allows the Automotive Group to quickly respond to customer information requests without having to combine data files from several sources. Updates with respect to vehicle load, dispatch and delivery are immediately available for reporting to our customers and with our information system, we are able to control and track customer vehicle inventories. Through electronic data interchange (EDI), our Automotive Group communicates directly with manufacturers in the process of delivering vehicles and electronically bills and collects from these manufacturers. Allied Automotive Group also utilizes EDI to communicate with inspection companies, railroads, port processors, and other carriers.

The information system of Allied Automotive is used to design optimal loads for each Rig and takes into account factors such as the capacity of the Rig, the size of the vehicles, the route, the drop points, applicable weight and height restrictions and the formula for paying drivers. The system also determines the most economical and efficient load sequence and drop sequence for the vehicles to be transported. Load sequence is defined as the order or arrangement of vehicles (each of which may vary in weight) on a trailer, whereas the drop sequence is defined as the order in which vehicles will be delivered. Additionally, Axis has developed both a yard management system, which maintains the vehicle inventory in a storage facility, as well as a vehicle tracking system, which estimates the dates and times of vehicle arrivals at the dealerships. Axis operates the vehicle tracking system for Toyota whereby they manage dealer delivery data on behalf of Toyota, for all of their vehicles sold in the U.S.

Management Strategy and Employee Incentives

We utilize a performance management strategy, which we believe contributes to driver productivity, customer cargo claim prevention, enhanced efficiency, safety, and consistency of operations. This management strategy and culture is results-driven and is designed to enhance employee performance through high standards, accountability, precise measurement matrices, careful employee selection, and continuous training. Under this performance strategy, individual performance goals are established for each employee (both unionized and non-unionized) and performance is measured regularly using our management information system.

In 2003 and continuing into 2005, we made significant changes and additions to our field management teams, which we believe has improved the quality of response that we offer to our customers and has provided us with a strong leadership base.

On January 25, 2005, we appointed Mr. Thomas King to the position of Executive Vice President and Chief Financial Officer. Between August 2004 and January 2005, Mr. King worked with us as a full-time finance and accounting consultant primarily in the role of special assistant to our CFO, with an emphasis on financial reporting. Mr. King has a diverse management background and has served in various senior executive roles in accounting and finance. Most recently, Mr. King worked as a partner with Tatum Partners, a group providing clients with a full range of financial support services. During his career, he has held several CFO positions, worked as a controller and has had extensive exposure to reporting under Securities and Exchange Commission (“SEC”) rules and the compliance requirements of the Sarbanes-Oxley Act of 2002. Mr. King is a Certified Public Accountant (“CPA”). He acquired his transportation industry experience at the Union Pacific Railroad and during his career has worked for two public accounting firms.

On January 21, 2005, Mr. Donald Burke was appointed Vice President and Corporate Controller. Mr. Burke joined our company in September 2004 as Vice President and has served in various senior accounting and finance roles in the Atlanta area, including as Corporate Controller.

In October 2004, we appointed John Harrington to the position of President of the Axis Group. Mr. Harrington was previously the Senior Vice President of Client Relationships and Senior Vice President of the Client Services Center for our Automotive Group where he resigned his position to serve in a new role at Axis. Mr. Harrington has served in various other capacities since he joined our company in 1994.

In April 2004, we appointed Joe Marinelli to the position of Senior Vice President, Administration and in October 2004, he became Senior Vice President, Field Operations.

In addition to strategies directly focused on our management and supervisory teams, we have an Employee Stock Purchase Plan in place that provides our employees with the opportunity to purchase our common stock directly from our company at a price equal to 85% of the stock’s market price. This Plan is intended to provide a strong incentive for our employees to work together with us towards the achievement of our goals and those of our shareholders.

Also, in August 2003, we awarded 250 shares of common stock to each of our full time nonbargaining U.S. employees, excluding those at the level of Senior Vice President and above. In addition, in August 2003, we agreed to award 250 shares of common stock to each full time nonbargaining employee in Canada as of August 1, 2003, excluding those at the level of Senior Vice President and above. The shares awarded to the U.S. and Canadian employees vested in August 2004 and totaled 147,250 shares, net of reductions for employee terminations.

Risk Management and Insurance

As part of our risk management strategy, we identify the potential risks that we face and secure appropriate insurance coverages. We maintain the following types of insurance coverage:

•	general liability;

•	property insurance;

•	workers’ compensation;

•	cargo damage claim;

•	directors’ and officers’ liability;

•	fiduciary liability;

•	business automobile insurance;

•	fuel storage tank liability;

•	employment practices liability;

•	fidelity insurance;

•	chaplain’s professional liability insurance;

•	environmental liability; and

•	business disruption insurance.

We retain losses within certain limits through high deductibles or self-insured retentions. For certain risks, coverage for losses is provided by primary and reinsurance companies unrelated to our company. Haul Insurance Limited, one of our subsidiaries, provides reinsurance coverage to certain of our licensed insurance carriers for certain types of losses within our insurance program, primarily insured workers’ compensation, automobile and general liability risks.

We currently utilize an inner-aggregate, which is a deductible subject to an annual fixed limit, in certain insurance programs. We use the inner-aggregate only for our initial layer of excess insurance whereby losses in the excess layer that are within the inner-aggregate amount are retained by us up to an amount equal to the inner-aggregate’s annual fixed limit. Once the annual fixed limit is met, the deductible is no longer in effect.

We retain liability for automobile liability claims of $1 million or less in the U.S. with no aggregate limit and have a $7 million inner-aggregate deductible for claims that exceed $1 million, but are less than $5 million per occurrence. Claims in excess of $5 million are covered by excess insurance. In Canada, we retain liability up to CDN $500,000 for each claim for personal injury and property damage and have a CDN $500,000 inner-aggregate limit for losses from CDN $500,000 to CDN $1 million. Additionally, we retain liability of up to $250,000 for each cargo damage claim in the U.S. and up to CDN $250,000 for each cargo damage claim in Canada. These retentions and deductibles were effective January 1, 2004 and remain in effect for the insurance year commencing January 1, 2005.

Prior to January 1, 2004, for automobile liability claims in the U.S., we retained the first $500,000 of every claim with no aggregate limit and retained losses from $500,000 to $1 million subject to a $1.5 million inner-aggregate deductible. We also had a $1 million inner-aggregate deductible for losses from $1 million to $2 million, with an additional $4 million aggregate limit for losses from $2 million to $5 million.

The chart below provides a summarized illustration of the retentions detailed above for automobile liability claims in the U.S. which were effective January 1, 2004 and which remain in effect for the insurance year commencing January 1, 2005:

Losses Covered by Excess Liability Insurance

All Claims over $5 million (limited to $150 million)

Claims between $1 million and $5 million which in the aggregate exceed $7 million

Claims greater than $1 million but less than $5 million

We retain the losses for these claims until we have paid, in the aggregate, $7 million.

Claims $1 million or less.

We retain the losses for all of these claims.
There is no annual aggregate or cap.

We are required to provide letters of credit to our insurance companies and various states in order to facilitate the payment of worker injuries, accident, theft, and other loss claims and are required to collateralize these letters of credit. We have implemented various risk management programs aimed at reducing our risks in these areas but can provide no assurance that the current letter of credit requirements will not increase or that we will be able to reduce the current letters of credit or underlying collateral requirements.

Equipment, Maintenance and Fuel

Our Automotive Group owned approximately 3,700 of its specialized tractor-trailers, called “Rigs,” which it utilizes along with 453 leased Rigs and 690 Rigs owned and operated by Teamster-represented individuals to serve and support all of the major domestic and foreign automotive manufacturers. We have determined that we will dispose of approximately 700 of the company-owned Rigs during 2005 because we determined that these Rigs are not candidates for our remanufacturing program, which will leave us with approximately 3,000 of these company-owned Rigs at the end of 2005. Included in our fleet of Rigs are some that we have remanufactured. Remanufacturing improves the equipment’s efficiency and extends its useful life. A new 75-foot Rig costs approximately $165,000 and has an approximate useful life of 15 years, if properly maintained and remanufactured. At December 31, 2004, the average age of the Rigs owned by us was 7.7 years and the average remaining useful life was 4.5 years. The average age is calculated based on the original purchase dates or the remanufacturing date. The remaining useful life calculation is based on a total useful life of fifteen years calculated on the original purchase date. Certain equipment in our fleet is kept in service past the fifteen-year life based on equipment configuration, usage, climatic conditions and various weight requirements.

During 2004, we spent approximately $18.7 million in capital on our fleet of Rigs, which includes $7.0 million on the purchase of 44 new Rigs and 37 additional trailers, $6.5 million on the remanufacture of 114 Rigs, along with 14 additional trailers, and $5.2 million on the replacement of 256 Rig engines. Remanufacture of a Rig typically involves structural improvement primarily of the trailer but does not include engine replacement. These structural improvements to the tractor and trailer vary depending on the nature of the work to be performed, and, excluding the cost of a remanufactured engine, these structural improvements generally cost an estimated $60,000 per Rig. If we performed both structural improvements and engine replacements, a remanufactured Rig would cost an estimated $80,000. As previously discussed, a new Rig costs approximately $165,000. In addition, during 2004, we entered into three new operating leases for 51 Rigs in order to expand our fleet while maintaining our liquidity.

We manufacture our Rigs primarily through one remanufacturing company. If necessary, we could select another company to remanufacture our Rigs in 2005 and expect that this provider would have the capability and capacity to remanufacture our Rigs in accordance with our plans for 2005 relating to the remanufacture of our Rigs.

We expect to spend approximately $30 million of capital in 2005, $25 million of which we believe will be spent on our fleet of Rigs during 2005. Of this amount, we believe that our Automotive Group will spend approximately $10 million to replace approximately 470 engines in 2005. We will need to replace almost twice as many engines in 2005 than we replaced in 2004 because the expected useful life of approximately 470 engines will expire in 2005. In addition, our Automotive Group expects to spend approximately $3 million of capital in 2005 to purchase approximately 100 Rigs that we currently lease, and approximately $12 million on the remanufacture of Rigs, and our Axis Group expects to spend approximately $5 million of capital in 2005.

We manage equipment parts through a centralized parts vendor. All of our Automotive Group’s terminals have access to this warehouse through our management information system. Based upon usage, this management information system calculates maximum and minimum inventory quantities and automatically generates an order for parts, as supplies are needed. Minor modifications of equipment are performed at our terminal locations while major modifications involving changes in length, configuration and load capacity are performed by the trailer manufacturers.

In order to reduce fuel costs, our Automotive Group makes use of bulk fuel purchasing. In addition, its drivers, while on delivery routes, will purchase fuel from several suppliers with whom we have negotiated competitive discounts and central billing arrangements. During 2004, Allied Automotive purchased approximately 37% of its fuel in bulk.

Competition and Market Share

In 1997, after we acquired Ryder Automotive Group, our Automotive Group became the largest transporter of new vehicles in the U.S. and Canada. However, between 1997 and 2001, our Automotive Group lost market share primarily as a result of decisions by our Automotive Group to close certain unprofitable terminals, return certain unprofitable business to our customers and customers’ decisions to remove certain business from our portfolio. In addition, during 2002, we decided to terminate our services to substantially all Nissan customers located in the U.S.

We were able to partially offset this lost revenue in 2003 and 2004 by growing organically through new business with our customers primarily in the United States. Our Automotive Group continues to be the largest motor carrier in North America specializing in the transportation of new automobiles, SUVs and light trucks via specialized Rigs for all the major domestic and foreign automotive manufacturers.

In recent years, the use of fourth party logistics companies by automotive manufacturers has increased, particularly among the Big Three. When we use the term Big Three, we mean Ford, General Motors and Daimler Chrysler. The following are examples of the use of such companies:

•	Ford has engaged Autogistics, Inc., originally a joint venture between Ford and UPS, which we now understand to be a service relationship, to oversee its vehicle delivery network. All Ford vehicles in North America are shipped under the operating direction of Autogistics;

•	General Motors utilizes Vector SCM, a division of CF Corporation which acts as the global lead logistics service provider for General Motors; and

•	DaimlerChrysler has formed Insight, a joint venture with the Union Pacific Railroad.

We believe that the formation of these logistic providers will potentially provide us with an opportunity to collaborate more directly with logistics professionals. We hope to increase market share on the basis of superior customer value propositions, by differentiating ourselves from our competitors on the basis of reliability through our experienced drivers, effective management, productive and service-driven operations, extensive and flexible distribution network, and management of risk, particularly with respect to cargo claims, worker injuries and traffic accidents. We hope to differentiate our service based on our extensive capacity, the flexibility of our distribution network and reliability of execution. However, we can provide no assurance that the increased use of these fourth party logistic companies by the automotive manufacturers will not have a negative impact on our operations. Further, General Motors, DaimlerChrysler, and Ford, in particular, have publicly announced plans to significantly reduce vendor costs including those costs associated with logistics services.

Our Automotive Group’s major competitor is Performance Transportation Services, Inc. (“PTS”), which is the parent company for E & L Transport Company, Hadley Auto Transport and Leaseway Auto Carrier. PTS is the second largest automobile-hauling company in North America. Allied Automotive’s other competitors include:

•	Jack Cooper Transport Co., Inc. (“Jack Cooper”);

•	Cassens Transport Company (“Cassens”);

•	Active Transportation (“Active”);

•	Swift Transportation Company, Inc (“Swift”);

•	The Waggoners Trucking (“Waggoners”); and

•	Fleet Car-lease, Inc. (“Fleet”).

However, we believe the Rig capacity represented by the non-union sector is materially less than the capacity of the union companies. The labor force of E & L Transport Company, Hadley Auto Transport, Leaseway Auto Carrier, Jack Cooper, Cassens and Active are unionized while those of Swift, Waggoner and Fleet are non-unionized. These companies provide services similar to those we provide and some, particularly those that are non-unionized, may be able to provide these services at lower prices or in a more flexible manner. The number of motor carriers and the market share represented by those carriers who utilize non-union labor has been increasing.

Employees and Owner Operators

At December 31, 2004, we had approximately 6,400 employees, including approximately 3,900 drivers employed by our Automotive Group. These drivers, along with shop and yard personnel employed by our Automotive Group, are primarily represented by the International Brotherhood of Teamsters (“IBT” or “Teamsters”). The Master Agreement with the Teamsters covering employees in the U.S. expires on May 31, 2008. This Master Agreement was negotiated and executed by subsidiaries of our Automotive Group and is identical to the agreement that the National Automobile Transporters Labor Division (the “NATLD”) negotiated with the IBT. The NATLD is a voluntary labor association of union companies, which are involved in the transportation of new vehicles. The Master Agreement covers all of our terminal operations in the U.S. and provides for wage and benefit increases in each of the remaining years of the contract.

The agreement with the Teamsters Union in Eastern Canada was negotiated on March 24, 2003 and expires on October 31, 2005. This contract covers those drivers, mechanics and yard personnel that are represented by the Teamsters Union in the provinces of Ontario and Quebec, which represents approximately 70% of our Canadian bargaining employees. We can provide no assurance that the contract with the Teamsters in Eastern Canada or other new union contracts negotiated as current contracts expire will not result in increased labor costs and/or work stoppages, which could in turn materially and adversely affect our financial condition, results of operations or customer relationships. The negotiation of the contract currently in effect in Eastern Canada resulted in an incremental increase in benefits in each of the three years covered by the contract and an increase in wages in year three of the contract.

In addition to utilizing our drivers for automotive deliveries, subsidiaries of our Automotive Group also utilize an estimated 690 owner-operators. These owner-operators utilize their Rigs to deliver vehicles for us and are either paid a percentage of the revenues that they generate or are paid a set fee plus a truck allowance. Of the estimated 690 owner-operators that we utilize, approximately 150 drive exclusively from terminals in Canada for our subsidiary Allied Systems (Canada) Company while approximately 540 drive exclusively from terminals in the U.S. for our subsidiary Allied Systems. There can be no assurance that subsidiaries of our Automotive Group will continue to utilize owner-operators under the terms or scale our company has historically experienced.

Regulation

Certain of our subsidiaries domiciled in the U.S. are regulated by the U.S. Department of Transportation (“DOT”) along with various state agencies. Our Canadian subsidiary is regulated by the National Transportation Agency of Canada along with various provincial transport boards. Regulations by these agencies include restrictions on truck and trailer length, height, width, maximum weight capacity and other specifications. With the percentage increase in the production of light trucks and SUVs and the associated increases in the size and weight of the average vehicle, the average number of vehicles delivered, per load, has decreased. To offset the impact of this reduction, we negotiated rate increases in 1999 on most of our SUV and light truck business.

In addition, our interstate motor carrier operations are subject to safety requirements prescribed by the DOT. These regulations were amended effective January 1, 2004 to require shorter hours of service for drivers of commercial motor vehicles. Because some of our business consists of relatively short hauls, not all of our drivers were affected by the new regulations. We estimate that approximately 60% of our drivers were affected by the new regulations, which served to increase or decrease their flexibility and hours of service. The reduced flexibility and hours of service had no material impact on our operating costs due to Allied’s relatively short length of haul.

Other regulations include safety regulations by the DOT in the design of our Rigs as well as environmental laws and regulations enforced by federal, state, provincial, and local agencies. Environmental laws and regulations affect the regulatory environment in which our Automotive Group’s terminals operate. Areas regulated include the treatment, storage and disposal of waste, and the storage and handling of lubricants. To ensure compliance with environmental laws and regulations, our Automotive Group maintains regular ongoing testing programs for those underground storage tanks located at its terminals.

Future regulatory and legislative changes within the motor carrier transportation industry can affect the economics of the automobile-hauling industry by requiring changes in operating policies or by influencing the demand for, and the cost of providing services to shippers. While we believe that we are in compliance, in all material respects, with the various regulations, any failure to so comply, as well as any changes in the regulation of the industry through legislative, judicial, administrative or other action, could materially and adversely affect us.

Revenue Variability

Our revenues are variable and can be impacted by changes in original equipment manufacture (“OEM”) production levels, especially sudden unexpected or unanticipated changes in production schedules, product type or the weight or configuration of vehicles. In addition, our revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models which are shipped to dealers during those periods as well as to the higher spring and early summer sales of automobiles, light trucks and SUVs. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled OEM plant shutdowns, which occur in the third quarter. However, given the unpredictable nature of consumer sentiment and our customers’ emphasis on more effective use of plant capacity, particularly at the Big Three, there can be no assurance that historical revenue patterns or manufacturer production levels will be an accurate indicator of future OEM shipment activity.

Industry Overview

The following table summarizes historic new vehicle production and sales in the U.S. and Canada, the primary source of our revenues:

			2004		2003
			vs.		vs.
			2003		2002
	2004	2003	Change	2002	Change
New Vehicle Production (in millions of units)
United States:
Big Three*	8.4	8.9	(5.6)%	9.3	(4.3)%
Other	3.2	2.9	10.3%	2.7	7.4%

Total	11.6	11.8	(1.7)%	12.0	(1.7)%

Canada:
Big Three*	1.9	1.8	5.6%	2.0	(10.0)%
Other	0.8	0.7	14.3%	0.6	16.7%

Total	2.7	2.5	8.0%	2.6	(3.8)%

New Vehicle Sales (in millions of units)
United States:
Big Three*	10.6	10.8	(1.9)%	11.1	(2.7)%
Import	2.7	2.7	0.0%	2.7	0.0%
Transplant	3.4	3.2	6.2%	3.0	6.7%

Total	16.7	16.7	0.0%	16.8	(0.6)%

Canada:
Big Three*	0.9	1.0	(10.0)%	1.3	(23.1)%
Other	0.6	0.6	0.0%	0.4	50.0%

Total	1.5	1.6	(6.3)%	1.7	(5.9)%

*	Represents General Motors Corporation, Ford Motor Company and DaimlerChrysler Corporation.

Source: December 2004 Edition of North American Light Vehicle Industry Forecast Report (a production of Global Insight Automotive – formerly DRI Automotive).

Domestic automotive manufacturing plants are typically dedicated to manufacturing a particular model or models. Vehicles destined for dealers within a radius of approximately 250 miles from the plant are usually transported via specialized tractor-trailers. The remaining vehicles are shipped by rail to various rail-ramps located throughout the U.S. and Canada where trucking companies handle final delivery to dealers utilizing specialized rigs. The rail or truck carrier is responsible for loading the vehicles on railcars or trailers and for any damages incurred while the vehicles are in the carriers’ custody. Automobiles manufactured in Europe and Asia are shipped into the U.S. and Canada and are usually delivered directly to dealers from seaports by truck or shipped by rail to the rail-ramps and then delivered by trucks to dealers. Vehicles transported by ship are normally prepared for final dealer delivery at port processing centers, where cleaning and sometimes accessory installation takes place. The port processor then releases the vehicles to the carrier who is responsible for loading and delivery to a rail ramp or directly to the dealers.

Cautionary Notice Regarding Forward-looking Statements

We make forward-looking statements in this Annual Report on Form 10-K under the headings “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file with the SEC, including statements regarding:

•	our strategy, intentions and expectations;

•	general industry trends, competitive conditions and customer preferences;

•	our management information systems;

•	our remanufacturing program;

•	our efforts to reduce costs;

•	the adequacy of cash to finance our current and future operations; and

•	resolution of litigation without a material adverse effect on our financial condition and results of operations.

This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. The words “believe,” “anticipate,” “seek,” “expect,”

“estimate,” “intend,” “plan,” “project” and similar expressions often accompany such forward-looking statements, however this report also contains forward-looking statements that may not be so identified. These forward-looking statements involve a number of risks and uncertainties including risks and uncertainties relating to the following:

•	our ability to comply with the terms of our current debt agreements and customer contracts;

•	economic recessions or downturns in new vehicle production or sales;

•	war in the Middle East;

•	increases in the cost and availability of fuel;

•	the highly competitive nature of the automotive distribution industry;

•	dependence on the automotive industry and ongoing initiatives of customers to reduce costs;

•	loss or reduction of revenues generated by our major customers or the loss of any such customers;

•	the variability of OEM production and seasonality of the automotive distribution industry;

•	our highly leveraged financial position;

•	our ability to obtain financing in the future;

•	labor disputes involving us or our significant customers;

•	dependence on our key personnel;

•	the availability of strategic acquisitions or joint venture partners;

•	increased frequency and severity of employee related accidents and workers’ compensation claims;

•	availability of appropriate insurance coverages in all categories;

•	changes in the regulatory requirements which are applicable to our business;

•	changes in vehicle sizes, configurations and weights which may adversely impact vehicle deliveries per load;

•	risks associated with doing business in foreign countries;

•	the availability of qualified drivers;

•	dependence on legacy information systems;

•	dependence on IBM for mainframe and system support;

•	increased frequency and severity of cargo claims;

•	increased frequency and severity of traffic accidents;

•	excess manufacturer production capacity;

•	efforts to improve network efficiency; and

•	other risk factors set forth from time to time in our SEC reports, including but not limited to, this Annual Report on Form 10-K.

Many of these factors could cause our actual results to differ materially from those suggested by the forward-looking statements. Also, many of these factors are beyond our ability to control or predict, and we caution our readers not to place undue reliance on the forward-looking statements that we make. We also disclaim any obligation to update or review forward-looking statements contained in this Annual Report on Form 10-K or in any statement referencing the risk factors and other cautionary statements set forth in this Annual Report on Form 10-K, except as may be required by law.

Factors Which May Affect Future Results

The risks and uncertainties, which could either individually or together, materially and adversely affect our future financial condition and results of operations include those set forth below and in other sections of this Annual Report on Form 10-K.

We have a significant amount of debt and substantially all our assets are pledged as collateral for long-term obligations, which could limit our operational flexibility and customer relationships or otherwise adversely affect our financial condition.

As of December 31, 2004, we had consolidated long-term debt (including current portion of such debt) and borrowings under our revolving credit facility of approximately $251.2 million. In addition, as more fully discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” additional borrowings are available under our credit facility. We are exposed to the risks normally associated with substantial amounts of debt such as:

•	We may not be able to repay, refinance or extend our debt as it matures. All of our long-term debt (including the revolving credit facility) matures in September 2007;

•	If we are not able to refinance or extend our debt when it matures, we may not be able to repay the debt;

•	Substantially all our assets are pledged as collateral for our debt and as a result we are limited in our ability to sell assets to generate additional cash;

•	Our ability to obtain additional financing for funding working capital needs, capital expenditures and for general corporate purposes may be limited and we can incur approximately $20.9 million of additional debt beyond the current amount available and outstanding under the credit facility as of April 13, 2005 as a result of negative covenants contained in the Indenture of our 8 5/8% Senior Notes;

•	We may be required to devote substantial amounts of our cash flow to fund debt service payments thereby reducing the cash which we have available to fund working capital needs, make capital expenditures and for respond to potential business opportunities as they arise. This could place us at a competitive disadvantage to our competitors who may carry less debt;

•	Our flexibility in responding to changes in the business and industry may be reduced;

•	We may be more vulnerable to economic downturns;

•	We may be unable to meet customer demands;

•	We may be limited in our ability to withstand competitive pressures; and

•	We may be unable to pay dividends to our stockholders.

The terms of our debt instruments place restrictions on us, which create risks of default and reduce our flexibility.

Our debt instruments contain a number of affirmative, negative, and financial covenants, which limit our ability to, among other things, incur or repay debt (with the exception of payment of interest or principal at stated maturity), incur liens, make investments, purchase or redeem stock, make dividend or other distributions or enter into a merger or consolidation transaction. In April 2005, we amended the credit facility in order to reduce the required minimum consolidated earnings before interest, taxes, depreciation and amortization as defined in the credit facility applicable to the twelve month period ended December 31, 2004 and the respective twelve month periods ended each month thereafter through April 30, 2005. As a result of this amendment, we were in compliance with this covenant as of December 31, 2004 but can provide no assurance that we will be able to comply with these debt covenants in the future or that, if we fail to do so, that we will be able to obtain amendments to or waivers of such covenants on commercially reasonable terms, if at all. This amendment also increased our debt incurrence ratio as set forth in the credit facility for the months of April and May 2005. In addition, we obtained the consent of our lenders to deliver our financial statements for the year ended December 31, 2004 on or before April 20, 2005 and we delivered these financial statements on April 18, 2005. As a result of this consent, we were in compliance with the requirements of the credit facility relating to the delivery of our financial statements at December 31, 2004.

If we fail to comply with the covenants contained in our debt instruments, and these are not waived, or we do not adequately service our debt obligations, our lender could declare a default under the debt instruments. If a default occurs under any of our debt instruments, our lenders may elect to declare all borrowings outstanding, together with interest and other fees, to be immediately due and payable. Borrowings under our credit facility are collateralized with substantially all of our assets. If we were unable to repay any borrowings under our credit facility when due, our lenders would have the right to proceed against the collateral granted to them to secure the debt. Any default under our debt instruments, particularly any default that resulted in acceleration of indebtedness or foreclosure on collateral, would have a material and adverse affect on us.

Rising interest rates could adversely affect our cash flow and interest expense.

A portion of our indebtedness is subject to variable rates of interest. In addition, we may also incur additional debt obligations attracting interest at variable rates and/or may refinance our current debt at higher interest rates.

Therefore, our interest expense could increase which in turn would reduce the amounts available for servicing our debt, funding our operations and capital expenditure program, meeting customer demands and pursuing new business opportunities.

To service our debt requires a significant amount of cash. Our ability to generate cash depends, in part, on factors that are outside of our control.

Our ability to generate the cash necessary to service our debt is subject to a number of external factors which are beyond our control including:

•	any downturns in new vehicle production or sales;

•	increases in the cost and availability of fuel;

•	competition from other automobile-haulers including the railroads;

•	initiatives by customers to reduce costs or alter patterns or frequency of product distribution;

•	the variability of manufacturer production and distribution and the seasonality of the automotive distribution industry;

•	labor disputes involving us or our significant customers or competitors;

•	increased frequency and severity of worker related accidents and workers’ compensation claims;

•	availability of appropriate insurance coverage;

•	changes in the regulatory requirements that are applicable to our business;

•	changes in vehicle sizes, configurations and weights which may adversely impact vehicle deliveries per load; and

•	risks associated with doing business in foreign countries.

We can provide no assurance that we will be able to generate sufficient cash through our operations to enable us to meet our debt obligations. If we do not generate enough cash to enable us to meet our debt obligations, we may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We can provide no assurance that any of these actions could be effected on commercially reasonable terms, if at all, or that such actions would not affect the results of our operations, and, furthermore, the terms of existing or future indebtedness may restrict us from adopting any of these alternatives.

Higher fuel prices resulting from fuel shortages or other factors could materially and adversely affect us or a shortage of fuel supply could have a detrimental effect on the automotive transportation industry and our business in general.

Fuel is a major expense in the transportation of automotive vehicles, and the cost and availability of fuel are subject to economic and political factors and events, which we can neither control nor accurately predict. We attempt to minimize the effect of fuel price fluctuations by periodically purchasing fuel in advance, but we can provide no assurance that such activity will effectively mitigate our exposure. In addition, we have negotiated fuel surcharges with substantially all of our customers, which now enable us to pass on a portion of any increase in fuel costs to these customers. Customer fuel surcharges typically reset at the beginning of each quarter based on the fuel prices from the previous quarter. Therefore, there is a one-quarter lag between the time fuel prices change and the time that the fuel surcharge is adjusted. Nevertheless, we can provide no assurance that we will be able to continue to obtain fuel surcharges from these customers.

The fuel surcharge agreement with a customer who comprised 35% of our Automotive Group’s 2004 revenues can be terminated at any time at the sole discretion of this customer. In 2004, the fuel surcharge agreement with this customer included a maximum amount of recovery for any calendar year. While we did not reach the maximum amount of recovery in 2004, at current fuel prices we would have exceeded that maximum recovery by the second quarter of 2005. However, during March 2005, this customer agreed to waive the maximum amount of recovery during the year ending December 31, 2005 as long as this customer agrees to provide a fuel surcharge to the carhaul industry. Higher fuel prices resulting from fuel shortages or other factors could materially and adversely affect us if we are unable to pass on the full amount of fuel price increases to our customers through fuel surcharges or higher rates. In addition, higher fuel prices, even if passed on to customers, or a shortage of fuel supply, or the timing of fuel surcharge recoveries could have a detrimental effect on the automotive transportation industry and our business in general.

If we are not able to negotiate new union contracts on terms favorable to us, as current contracts expire, we could experience an increase in labor costs in excess of increases set forth in our current union contracts and work stoppages could occur.

At December 31, 2004, we had approximately 3,900 drivers employed by our Automotive Group. These drivers along with shop and yard personnel employed by our Automotive Group are represented primarily by the Teamsters. The Master Agreement with the Teamsters, covering all drivers and mechanics in the U.S., expires on May 31, 2008.

The agreement with the Teamsters Union in Eastern Canada was negotiated on March 24, 2003 and expires on October 31, 2005. This contract covers those drivers, mechanics and yard personnel who are represented by the Teamsters Union in the provinces of Ontario and Quebec, which covers approximately 70% of our Canadian bargaining employees. We may not have exclusive control over issues relating to bargaining with the Teamsters in Canada upon expiration of the agreement. Negotiation of a new contract with the Teamsters in Canada, has not yet begun, but Allied has historically been able to negotiate a contract with the Teamsters in Canada, exclusive of any other automobile-hauling companies utilizing union labor. However, we can provide no assurance that we will be able to negotiate new union contracts as the current contracts expire, including the contract in Eastern Canada, or that such contracts will be on terms acceptable to us or that these contracts will not result in increased labor costs or work stoppages, or lost customer market share which could in turn, have a material adverse effect on our operations.

A significant decline in the automotive industry could have a material adverse effect on our operations.

The automotive transportation industry in which we operate is dependent upon the volume of new automobiles, SUVs, and light trucks manufactured, imported and sold. The automotive industry is highly cyclical, and the demand for new automobiles, SUVs, and light trucks is directly affected by such external factors as general economic conditions in the U.S., unemployment, consumer confidence, government policies, continuing activities of war, terrorist activities, and the availability of affordable new car financing. As a result, our results of operations could be adversely affected by cyclical downturns in the general economy and in the automotive industry and by consumer preferences in purchasing new automobiles, SUVs, and light trucks. A significant decline in the volume of automobiles, SUVs, and light trucks manufactured, distributed, and sold in North America could have a material adverse effect on our operations.

Losses may exceed our insurance coverage or reserves.

Because we retain liability for a significant portion of our risks, an increase in the number or severity of accidents, on the job injuries, other loss events over those anticipated, or adverse developments in existing claims including wage and medical cost inflation could have a material adverse effect on our profitability. While we currently have insurance coverage for claims above our retention levels, there can be no assurance that we will be able to obtain insurance coverage in the future.

We establish liabilities for our self-insured obligations based on actuarial valuations, our historical claims experience and management’s evaluation of the nature and severity of claims made against us. If the cost of these claims exceeds our estimates, as could occur if there were unfavorable developments in existing claims, we would be required to record additional expenses in subsequent years.

We currently utilize an inner-aggregate, which is a deductible subject to an annual limit, in certain insurance programs. We use the inner-aggregate only for our initial layer of excess insurance whereby losses in the excess layer that are within the inner-aggregate amount are retained by us up to an amount equal to the inner-aggregate’s annual limit. Once the annual limit is met, the deductible is no longer in effect.

Our restricted cash and investments are not available for use in our operations even if they were needed to fund our operations.

As of December 31, 2004, our restricted cash and investments were approximately $82.9 million. We use these restricted cash and investments to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. These assets are not available for use in our operations.

If we do not maintain our relationships with major customers or these relationships are terminated, reduced or redesigned, our operations could be materially and adversely affected.

Allied Automotive’s business is highly dependent on its largest customers, General Motors, Ford, DaimlerChrysler, Toyota and Honda. Approximately 88% of our Automotive Group’s 2004 revenues were generated through the services provided to these customers. Allied Automotive has developed and maintained long-term relationships with its significant customers and has historically been successful in negotiating the renewal of its contracts with each of its major customers prior to the expiration of such contracts. Allied Automotive anticipates that it will continue to renew its contracts with its significant customers on or before expiration of the existing contracts or will serve its customers without interruption under the terms of current contracts, which may expire. However, we can provide no assurance that we will be able to successfully renew these contracts on or prior to their expiration or that we will be able to continue to serve these customers without service interruption.

We operate under written contracts with General Motors, Autogistics (a joint venture between Ford Motor Company and UPS Logistics), DaimlerChrysler, Toyota and Honda. The contract with General Motors expires in March 2006, the Ford contract expires in September 2005 for ramp locations and December 2005 for plant locations, the DaimlerChrysler contract expires on September 30, 2005, the Toyota contract expires December 2005, and the Honda contract expires in March 2006. The contract with Toyota may be terminated by either party by giving 60 days notice. The contracts with Ford, DaimlerChrysler and Toyota can be terminated by location for any reason or by giving 60 to 150 days notice. The contract with General Motors can be terminated by location for failure to comply with the service and quality standards set forth in the contract and the Automotive Group is not currently in compliance with the service and quality standards set forth in the contract. We have 30 days to cure any such non-compliance by location. If we fail to cure, General Motors can terminate the agreement by location on 60 days notice.

Although our Automotive Group believes that its relationships with these customers are mutually satisfactory, we can provide no assurance that these relationships will not be terminated in whole or in part in the future. Furthermore, automotive manufacturers are relying increasingly on fourth party logistics companies and re-engineering vehicle delivery practices, which could result in a reduction of services provided by us or an increase in the Automotive Group’s cost of delivery for some or all of our major customers. A significant reduction in vehicle production levels, plant closings, or the imposition of vendor price reductions by these manufacturers, or the loss of General Motors, Ford, DaimlerChrysler, Toyota or Honda as customers, or a significant reduction or a change in the design, definition, or frequency of the services provided for any of these customers by our Automotive Group would have a material adverse effect upon our operations. General Motors, DaimlerChrysler, and Ford, in particular, have publicly announced plans to significantly reduce vendor costs including those costs associated with logistics services.

The Automotive Group faces the risk of losing market share in connection with its negotiations to renew its contracts with Ford and DaimlerChrysler, both of which expire in 2005. For instance, in 2004, the Automotive Group renewed its agreement with DaimlerChrysler and though the agreement resulted in increased billing rates, the Automotive Group lost DaimlerChrysler’s business at six locations in connection with the contract renewal. The six locations removed from the new contract generated revenues of approximately $12.3 million between the period January 1, 2004 and November 30, 2004.

Competition in the automotive transportation industry could have a material adverse effect on us.

The automotive transportation industry is highly competitive. Our Automotive Group currently competes with other motor carriers of varying sizes, as well as with railroads and owner-operators. Allied Automotive also competes with non-union motor carriers that may be able to provide services to their customers at lower prices than us. The development of new methods for hauling vehicles could also lead to increased competition. For example, some customers occasionally utilize local driver-away services to facilitate local delivery of products. There has also been an increase in the number of automobile-hauling companies that utilize non-union labor, and the market share represented by such companies has increased. Automobile-hauling companies that utilize non-union labor operate at a significant cost advantage as compared to our Automotive Group and other unionized automobile-hauling companies. We believe these companies are exposed to higher levels of employee turnover. However, there remains a cost advantage primarily as a result of lower benefit and pension costs. Non-union competitors also operate without restrictive work rules that apply to our Automotive Group and other unionized companies. Railroads, which specialize in long-haul transportation, may be able to provide delivery services at costs to customers that are less than the long-haul delivery cost of Allied Automotive’s services. Further, the railroads could form alliances for local delivery of customer product. If we lose market share to these competitors or have to reduce our rates in order to retain our market share, our financial condition and results of operations could be materially and adversely affected.

In March 2004, PTS which already owned two competitors of Allied Automotive, namely E & L Transport Company and Hadley Auto Transport, acquired Leaseway Auto Carrier Group, another competitor of our Automotive Group. PTS is now the second largest provider of vehicle transport services in North America with annual estimated revenues of approximately $350 million.

Adverse changes in the foreign business climate, primarily in Canada, could adversely affect our operations.

Although the majority of our operational activity takes place in the U.S., we derive a portion of our revenues and earnings from operations in foreign countries, primarily Canada. The risks of doing business in foreign countries include the potential for adverse changes in the local political climate, adverse changes in diplomatic relations between foreign countries and the U.S., hostility from local populations, the potential adverse effects of currency exchange controls, increased security at U.S. border crossings which could slow the movement of freight and increase our operating costs, deterioration of foreign economic conditions, currency rate fluctuations, foreign exchange restrictions and potential changes in local taxation policies. Due to the foregoing risks, any of which, if realized, could have a material adverse effect on our operations, we believe that our business activities outside of the U.S. involve a higher degree of risk than our domestic activities.

Major changes in key personnel on whom we depend could adversely affect us.

Our success is dependent upon our senior management team, as well as our ability to attract and retain qualified personnel. Our credit facility provides that the facility may be terminated in the event that Hugh E. Sawyer ceases to be involved in our day-to-day operations, unless a successor reasonably acceptable to the lenders is appointed within 150 days of Mr. Sawyer ceasing to be involved with our company.

In addition, there have been a number of senior management changes within the last year, including the following:

•	January 25, 2005 – we appointed Mr. Thomas King to the position of Executive Vice President and Chief Financial Officer;

•	January 21, 2005 – we appointed Mr. Donald Burke to the position of Vice President and Corporate Controller;

•	February 28, 2005 – we appointed Mr. David Sheffield to a new position of Vice President, Finance and Accounting; and

•	October 2004 – we appointed Mr. John Harrington to the position of President of the Axis Group.

•	April 2004 – we appointed Joe Marinelli to the position of Senior Vice President, Administration and in October 2004 he became Senior Vice President, Field Operations.

If our new management team is unable to develop successful strategies, achieve company objectives or maintain satisfactory relationships with our employees, customers, suppliers and creditors, our ability to grow our business and meet business challenges could be impaired. We can provide no assurance that we will be able to retain our existing senior management team or that we will be able to attract additional qualified personnel.

Our common stock could be delisted from the American Stock Exchange.

On November 26, 2004, the American Stock Exchange (“AMEX”) notified us that it would suspend trading of our common stock due to the delay in the filing of our Quarterly Report on Form 10-Q for the third quarter of 2004. As a result of the suspension, our common stock did not trade between the period November 29, 2004 and January 13, 2005. We filed our Quarterly Report on Form 10-Q for the third quarter of 2004 with the SEC on January 7, 2005 and trading resumed on January 13, 2005.

On November 26, 2004, we received notice from the AMEX that we were not in compliance with its continuing listing requirements because our shareholders’ equity had fallen below the $4 million threshold. On December 4, 2004, we submitted to the AMEX a plan advising of actions that we intended to take in order to bring us into compliance with the shareholders’ equity requirements no later than May 26, 2006. On December 15, 2004, the AMEX notified us that it had accepted our plan to regain compliance with its requirements based on its determination that our plan represented a reasonable demonstration of our ability to regain compliance with its continuing listing requirements by May 26, 2006.

Allied’s listing on the AMEX is being continued in accordance with an extension as a result of the staff’s acceptance of the plan. The continued listing of our stock is subject to our company gaining compliance with the continuing listing requirements by May 26, 2006 and providing the AMEX staff with updates in conjunction with the initiatives of the plan no later than at the end of each calendar quarter. The AMEX staff will review our company periodically for compliance with the plan, and if we do not show progress consistent with the plan, the AMEX staff may immediately commence delisting proceedings. At May 26, 2006, we must be in compliance with all the continuing listing requirements, and if we fail to regain compliance by this date, our common stock will likely be delisted from the AMEX. And there can be no assurance that our company will identify another site to trade its stock without disruption in trading activity.

Due to the further reduction in our shareholders’ equity as reported in this Annual Report on Form 10-K, there can be no assurance that we will regain compliance with the liquidity requirements of the AMEX, and the AMEX could conclude that we have not shown progress consistent with our plan, in which case, the AMEX could commence delisting proceedings.

If we fail to file our SEC periodic reports on a timely basis, trading of our common stock may be halted or our common stock may be delisted from the American Stock Exchange.

During 2004, we failed to file our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for our second and third fiscal quarters of 2004 by the due dates prescribed by the SEC. These delays were due to our reclassification of certain items included in our financial statements and our failure to complete the preparation and review of our financial statements in a timely fashion. As a result of our failure to timely file our Quarterly Report on Form 10-Q for the third quarter of 2004, the AMEX halted trading of our common stock from November 29, 2004 through January 13, 2005. The continued listing of our common stock on the AMEX requires that we timely file our SEC periodic reports. Failure to file our future SEC periodic reports by the due dates prescribed by the SEC could result in additional trading halts being imposed on our common stock or the delisting of our common stock from the AMEX, which in turn could adversely affect the market liquidity of our common stock.

If we fail to remediate the material weakness in our internal control over financial reporting, identified by our auditors, we may fail to meet our SEC and other reporting requirements.

In connection with the completion of its audit of, and the issuance of an unqualified report on, our Consolidated Financial Statements for the year ended December 31, 2003, KPMG LLP, our independent auditor, advised our Audit Committee and management of certain deficiencies in our internal control over financial reporting that it considered to be a “reportable condition” under the standards established by the American Institute of Certified Public Accountants. The reportable condition related to the analysis, evaluation and review of financial information included in our consolidated financial statements. As a result, we restated certain financial information and disclosures that were not appropriately presented. Subsequently, in connection with its reviews of our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2004, and September 30, 2004, KPMG advised our Audit Committee and management that we continued to have deficiencies in our analysis, evaluation and review process over financial reporting and as a result, it believed that these deficiencies constituted a “material weakness” in our internal control over financial reporting.

In response to the material weakness, we undertook a rigorous review and, where necessary, we revised our accounting policies and procedures to ensure that all reasonable steps had been taken to address and correct the material weakness identified by KPMG. As part of this process, we hired an external consultant to assist us in reviewing and revising our policies and procedures, hired a new Chief Financial Officer, replaced our Corporate Controller in January 2005, staffed a new role of Vice President, Finance and Accounting and added several other accounting professionals in February and March 2005. We believe that these and other steps have established the appropriate foundation upon which to remediate this material weakness as processes, including regular evaluation and management reviews, are strengthened and are put in place operationally over a reasonable period of time.

In connection with the audit of our Consolidated Financial Statements for the year ended December 31, 2004, KPMG acknowledged to the Audit Committee and management that they have observed that we have added significant resources to improve processes and controls over the analysis, evaluation and review of financial information included in the financial reporting process. However, KPMG indicated that the material weakness still exists as of December 31, 2004 and the effectiveness of these controls can only be evaluated after they have been in place and operating for a significant period of time. We can provide no assurances that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be discovered in the future. If we fail to remediate the material weakness identified by our independent auditors, or if we have difficulties in implementing or fail to implement new or improved controls that are required as a result of the material weakness, our operating results or customer relationships could be adversely affected or we may fail to meet our SEC reporting requirements or our financial statements may contain a material misstatement.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives or of preventing fraud due to its inherent limitations, regardless of how well designed or implemented. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to unintended human errors, lapses in judgment and breakdowns resulting from human failures. Because of these limitations, there is a risk that material misstatements or instances of fraud may not be prevented or detected on a timely basis by audit processes, accounting personnel or by our internal control over financial reporting.

SEC Filings

This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports are available free of charge on our website (www.alliedholdings.com) as soon as practicable after they are available on the SEC website.

You may read and copy any of the materials, which we file with the SEC at the SEC’s Public Reference Room located at 450 Fifth Street, NW, Washington, DC 20549. You may also obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website (http://www.sec.gov) that contains our filings, proxy and other information about us.

Item 2. Properties

Our executive offices are located in Decatur, Georgia, a suburb of Atlanta. We lease approximately 100,000 square feet of space for our executive offices, which we believe is sufficient to permit us to conduct our corporate business. We have subleased approximately 14,000 square feet of this space for varying terms. Our Automotive Group also operates from 81 terminals throughout the U.S. and Canada, which are located at or close to manufacturing plants, ports, and railway terminals. Allied Automotive currently owns 22 of these terminals and leases the remainder. Most of the leased facilities are leased on a year-to-year basis from railroads at rentals that are not individually material to us. In addition, the Axis Group operates from 52 terminals.

As more fully disclosed in Note 12 of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, borrowings under our credit facility are secured by a first priority security interest on certain of our assets. If we were unable to repay any borrowings under our credit facility as they fall due, our lenders would have the right to proceed against the collateral.

Changes in governmental regulations, particularly in the 1990’s, have over time permitted the lengthening of Rigs from 55 to 75 feet. Our Automotive Group has worked closely with automobile manufacturers to develop specialized equipment to meet their specific needs. Our Automotive Group’s Rigs are substantially maintained at 42 garages (also referred to as shops) located throughout the U.S. and Canada. Approximately 530 maintenance personnel, including managers and supervisors, staff these garages. Of the 42 shops, our Automotive Group owns 14 and leases the remaining 28. We schedule our Rigs for regular preventative maintenance inspections. Each shop is equipped to handle repairs resulting from scheduled or unscheduled inspections or from issues documented by our drivers or supervisors, including repairs to electrical systems, air conditioning systems, suspension, hydraulic systems, cooling systems, and minor engine repairs. Major engine overhaul and engine replacement and services relating to our remanufacturing program are performed by outside vendors.

Item 3. Legal Proceedings

We are involved in various litigation and environmental matters relating to workers’ compensation, products liability, auto liability, employment practices, and other matters arising from operations in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

See also Note 17 (c) of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers:

Name	Age	Title
Robert J. Rutland.	63	Chairman and Director
Hugh E. Sawyer.	50	President, Chief Executive Officer, and Director
Guy W. Rutland, IV.	41	Senior Vice President and Director
Thomas M. Duffy.	44	Executive Vice President, General Counsel and Secretary
Thomas H. King.	50	Executive Vice President and Chief Financial Officer

Mr. Robert Rutland has been our Chairman since 1995. He served as Chairman and Chief Executive Officer between February 2001 and June 2001, as Chairman between December 1995 and December 1999 and as President and Chief Executive Officer between 1986 and December 1995. Prior to October 1993, Mr. Rutland served as Chief Executive Officer of each of our subsidiaries.

Mr. Sawyer has been our President and Chief Executive Officer since June 2001. Between April 2000 and June 2001, he served as President and Chief Executive Officer of Aegis Communications Corp. Mr. Sawyer also served briefly as President of our Automotive Group between January 2000 and April 2000, as President and Chief Executive Officer of National Linen Service (a subsidiary of National Service Industries, Inc.) between 1996 and 2000 and as President of Wells Fargo Armored Service Corp. (a subsidiary of Borg-Warner Corp.) between 1988 and 1995. Mr. Sawyer is a member of the Board of Directors of Spiegel, Inc.

Guy W. Rutland IV has been a Senior Vice President since July 2001. Mr. Rutland was Executive Vice President and Chief Operating Officer of our Automotive Group between February 2001 and July 2001, Senior Vice President — Operations of our Automotive Group between November 1997 and February 2001 and Vice President — Reengineering Core Team of our Automotive Group between November 1996 and November 1997. Between January 1996 and November 1996, Mr. Rutland was Assistant Vice President of the Central and Southeast Operations of Allied Systems, Ltd, one of our subsidiaries. Between March 1995 and January 1996, Mr. Rutland was Assistant Vice President of Operations for the Central Division of Allied Systems, Ltd and Assistant Vice President of its Eastern Division between June 1994 and March 1995. Between 1993 and June 1994, Mr. Rutland was assigned to the special projects department during which time he performed an assignment in the Industrial Relations/Labor Department. Between 1988 and 1993, Mr. Rutland served as our Director of Performance Management.

Mr. Duffy has been our Executive Vice President, General Counsel and Secretary since February 2004, was Senior Vice President, General Counsel and Secretary between November 2000 and February 2004, and was Vice President, General Counsel and Secretary from June 1998 to November 2000. Between May 1997 and June 1998, Mr. Duffy was a partner with the law firm of Troutman Sanders LLP. Prior to May 1997, Mr. Duffy was a partner with the law firm of Peterson Dillard Young Asselin & Powell LLP.

Mr. King was appointed Executive Vice President and Chief Financial Officer on January 25, 2005, prior to which he served us as a full-time accounting consultant. Prior to August 2004 when he joined us as a full-time accounting consultant, Mr. King was with Tatum Partners, a consulting group, which he joined in 2000 that provides clients with a full range of chief financial officer services. While at Tatum Partners, Mr. King served as interim CFO and financial vice-president for a number of public and private companies. Prior to joining Tatum Partners, Mr. King served as Chief Financial Officer of John Galt Holdings, Ltd. & Affiliates. Mr. King is a certified public accountant and has worked at the accounting firms of Deloitte and Touche LLP and PricewaterhouseCoopers.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock began trading on the AMEX under the symbol AHI on April 8, 2002. Between March 3, 1998 and the date the stock began trading on the AMEX, it was listed on the New York Stock Exchange and between September 29, 1993 and March 3, 1998 on the NASDAQ Stock Market. Prior to this, there was no established public trading of our common stock.

On November 26, 2004, the AMEX notified us that it would suspend trading of our common stock due to the delay in the filing of our Quarterly Report on Form 10-Q for the third quarter of 2004. As a result of the suspension, our common stock did not trade between the period November 29, 2004 and January 13, 2005. We filed our Quarterly Report on Form 10-Q for the third quarter of 2004 with the SEC on January 7, 2005 and trading of our common stock resumed on January 13, 2005.

In addition, on November 26, 2004, we received notice from the AMEX that we were not in compliance with its continuing listing requirements as our shareholders’ equity had fallen below the required $4 million threshold. We have since submitted, and the AMEX has accepted, our plan to regain compliance with the shareholders’ equity standard by May 26, 2006. Our common stock is currently listed on the AMEX under an extension from the AMEX due to their acceptance of our plan to regain compliance.

Due to the further reduction in our shareholders’ equity as reported in this Annual Report on Form 10-K, there can be no assurance that we will regain compliance with the liquidity requirements of the AMEX, and the AMEX could conclude that we have not shown progress consistent with our plan, in which case, the AMEX could commence delisting proceedings.

The following table sets forth the high and low per share closing sales price of our common stock for the periods indicated, as reported on the AMEX:

	Year Ended December 31,
	2004		2003
Period:	High	Low	High	Low
First Quarter	$7.89	$4.86	$3.75	$3.12
Second Quarter	$6.21	$3.85	$3.50	$3.00
Third Quarter	$4.26	$2.18	$3.73	$3.27
Fourth Quarter (1)	$3.34	$1.97	$5.00	$3.50

(1)	The data for the fourth quarter of 2004 was affected by the suspension of trading of our stock between the period November 29, 2004 and December 31, 2004. Trading of our stock resumed on January 13, 2005.

As of March 23, 2005, common stock holders of record totaled approximately 2,200 in number.

We have paid no cash dividends since our stock became publicly traded in 1993. Furthermore, we are party to a credit facility with a syndicate of lenders as well as the indenture governing our 8⅝% Senior Notes maturing in 2007. These credit agreements each contain covenants restricting our ability to pay dividends on our common stock. See also Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 12 in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Equity Compensation Plan Information:

	Number of Securities to be		Number of Securities
	Issued Upon Exercise of	Weighted-Average	Remaining Available for Future
	Outstanding Options,	Exercise Price of	Issuance Under Equity
Plan Category	Warrants and Rights	Outstanding Options	Compensation Plans
Equity compensation plans approved by security holders(1)	1,588,667	$3.68	565,186	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	1,588,667	$3.68	565,186

(1)	Consists of our 1993 Long-Term Incentive Plan as adopted in 1993, amended in 2000, amended and restated in 2001, amended in 2002, and amended and restated in 2004. For a description of our equity compensation plan, see Note 19 of our Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)	Includes our Employee Stock Purchase Plan, which has 260,445 shares available for future issuance.

Item 6. Selected Consolidated Financial Data

You should read the following selected consolidated financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto, which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands except per share amounts)
Selected Statement of Operations Data:
Revenues	$895,213	$865,463	$898,060	$896,767	$1,069,154

Loss before income taxes and cumulative effect of change in accounting principle	(41,522)	(2,338)	(4,563)	(60,789)	(11,370)
Income tax (expense) benefit	(12,361)	(6,266)	1,129	21,293	5,069

Loss before cumulative effect of change in accounting principle	(53,883)	(8,604)	(3,434)	(39,496)	(6,301)
Cumulative effect of change in accounting principle, net of tax	—	—	(4,092)	—	—

Net loss	$(53,883)	$(8,604)	$(7,526)	$(39,496)	$(6,301)

Net loss per share — basic and diluted	$(6.15)	$(1.02)	$(0.91)	$(4.86)	$(0.79)
Weighted average common shares outstanding — basic and diluted	8,757	8,475	8,301	8,128	7,946
Selected Balance Sheet Data:
Total assets	$421,532	$460,063	$468,387	$537,104	$610,539
Long-term debt, including current portion of long-term debt and revolving credit facility	251,238	246,500	248,475	289,158	324,985
Other long-term liabilities	70,444	59,697	64,792	72,296	69,594
Stockholders’ (deficit) equity	(41,549)	8,814	10,314	17,997	59,141

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the discussion and analysis in this section in conjunction with the consolidated financial statements and accompanying notes included in Item 15 of this Annual Report on Form 10-K. In addition, we use forward-looking statements in the discussion that follows. Forward-looking statements by nature involve risks and uncertainties and hence our actual results could differ materially from our expectations as a result of various factors, some of which we discuss in “Item 1. Business – Factors Which May Affect Future Results.”

Executive Overview

We are an automobile-hauling company with annual revenues in excess of $890 million. We offer a range of automotive delivery services to dealers including the transportation of new, pre-owned and off-lease vehicles from plants, rail ramps, ports and auctions, while also providing vehicle rail-car loading and unloading services. Our principal operating subsidiaries are the Automotive Group and the Axis Group. The Automotive Group is our largest subsidiary comprising 97% of our 2004 revenues.

Our Automotive Group owns approximately 3,700 specialized tractor-trailers, also referred to as Rigs, leases 453 additional Rigs, and utilizes approximately 690 owner-operator Rigs. Our Automotive Group has determined that it will dispose of approximately 700 Rigs during 2005, leaving us with approximately 3000 of these company-owned Rigs at the end of 2005. Using our Rigs, we serve and support all the major domestic and foreign automotive manufacturers. Though there is limited public information available about our competitors, most of whom are privately-owned companies, we believe that our Automotive Group is by far the largest motor carrier in North America, based on the number of vehicles it delivers annually versus total vehicles produced as well as revenues generated from vehicle deliveries. Allied Automotive’s largest customers are General Motors, Ford, DaimlerChrysler, Toyota and Honda. During 2004, these customers accounted for approximately 88% of the Automotive Group’s revenues. Other North American customers include the major foreign manufacturers, namely Mazda, Nissan, Isuzu, Volkswagen, Hyundai, and KIA. Allied Automotive operates primarily in the “short-haul” segment of the automotive transportation industry. When we use the term “short-haul,” we mean average hauled distances of less than 200 miles.

Our Axis Group complements the services provided by our Automotive Group, providing vehicle distribution and transportation support services to both the pre-owned and new vehicle markets as well as to other segments of the automotive industry. Other services provided by Axis to the automotive industry include automobile inspections, auction and yard management services, intra-modal transport, vehicle tracking, vehicle accessorization, and dealer preparatory services.

In this section, we discuss the following:

•	Summary of Events;

•	Our Customers;

•	Our Competitors;

•	Collective Bargaining Agreements and Regulations Which Impact Us;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Disclosures About Market Risks;

•	Critical Accounting Policies and Estimates;

•	Factors Which May Affect Future Results; and

•	Recent Accounting Pronouncements.

Summary of Events

We recorded net losses of $53.9 million, $8.6 million and $7.5 million in 2004, 2003 and 2002, respectively. Factors affecting the results for these years included the following:

•	2004 - increased expenses related to our self-insurance programs including a non-cash charge related to our conclusion that we can not reliably determine insurance reserves on a discounted basis due to the increase in reserves for claims incurred in prior years that developed adversely during 2004, as well as higher than expected costs for insurance premiums, a non-cash impairment related to goodwill at the Axis Group, increased audit and accounting costs, increased depreciation expense on some of our Rigs due to a revision of their estimated useful lives, a non-cash charge to record an additional valuation allowance against our deferred tax assets, increased maintenance costs, the adverse impact of excess costs associated with lower than expected shipment levels in January 2004 and dramatically higher fuel prices beginning in the second quarter and continuing throughout the year.

•	2003 - the adverse impact of the decline in new vehicle production and a non-cash charge to record a valuation allowance against our deferred tax assets. The adverse effects to our net loss were partially offset by a pre-tax gain from the settlement of litigation with Ryder System, the strengthening of the Canadian dollar against the U.S. dollar, reduced depreciation as a result of the removal of fully depreciated assets from our depreciable base and the elimination of certain non-performing businesses that operated at a loss.

•	2002 - an impairment loss related to goodwill at the Axis Group, partially offset by a pre-tax gain on the early extinguishment of our subordinated notes.

During 2004, we renewed contracts with rate increases with three major customers, established higher pricing in yard operations with a major customer and negotiated fuel surcharges with a major customer. Further, we retain high levels of self-insured risks and continue to be impacted by the high costs of insurance. During 2004, we increased our self-insurance reserves while also implementing programs aimed at reducing worker injuries, cargo claims and traffic accidents. During 2005, we will continue to focus on our risk management program as we consider this to be an area that can significantly impact our results. We will also continue to renew our fleet of Rigs through our Rig remanufacturing program and the purchase of new or used equipment. We remain cautious concerning any further increases in fuel prices, which could adversely affect the costs of running our business, and we continue to seek ways to rationalize our overhead while not compromising our commitment to safety, service and quality.

During 2004, we amended our credit facility to include an additional $20 million term loan and increase the maximum amount of letters of credit that we may issue under our revolver from $40 million to $50 million. In April 2005, we amended our credit facility again to provide an additional $25 million term loan and to change the financial covenant relating to our consolidated earnings before interest, taxes, depreciation and amortization, as defined in the credit facility, for the twelve consecutive months ending on the last day of each month from and including December 31, 2004 through April 30, 2005.

On November 26, 2004, the AMEX notified us of its intention to suspend trading of our common stock due to the delay in the filing of our Quarterly Report on Form 10-Q for the third quarter of 2004. As a result of the suspension, our common stock did not trade between the period November 29, 2004 and January 13, 2005. We filed our Quarterly Report on Form 10-Q for the third quarter of 2004 with the SEC on January 7, 2005, and trading of our common stock resumed on January 13, 2005.

On November 26, 2004, we received notice from the AMEX that we were not in compliance with its continuing listing requirements as our shareholders’ equity had fallen below the required $4 million threshold. We have since submitted, and the AMEX has accepted, our plan to regain compliance with the shareholders’ equity standard by May 26, 2006. The continued listing of our common stock on the AMEX is subject to our company regaining compliance with the continuing listing requirements by May 26, 2006 and providing the AMEX staff with updates in conjunction with the initiatives of the plan no later than at the end of each calendar quarter. The AMEX staff will review our company periodically for compliance with the plan, and if we do not show progress consistent with the plan, the AMEX staff could commence delisting proceedings. On May 26, 2006, we must be in compliance with the continuing listing requirements. Failure to regain compliance by this date will likely result in the AMEX staff initiating delisting proceedings.

Due to the further reduction in our shareholders’ equity as reported in this Annual Report on Form 10-K, there can be no assurance that we will regain compliance with the liquidity requirements of the AMEX, and the AMEX could conclude that we have not shown progress consistent with our plan, in which case, the AMEX could commence delisting proceedings.

Our Customers

Allied Automotive’s business is highly dependent on its largest customers, General Motors, Ford, DaimlerChrysler, Toyota and Honda. Approximately 88% of our Automotive Group’s 2004 revenues were generated from the services provided to these customers. A significant reduction in production levels, plant closings, changes in our customers’ distribution strategies or the imposition of vendor price reductions by these manufacturers, or the loss of General Motors, Ford, DaimlerChrysler, Toyota or Honda as a customer, or a significant reduction in the services provided to any of these customers by our Automotive Group would have a material adverse effect on our operations. General Motors, DaimlerChrysler, and Ford, in particular, have publicly announced plans to significantly reduce vendor costs including those costs associated with logistics services.

The Automotive Group faces the risk of losing market share in connection with its negotiations to renew its contracts with Ford and DaimlerChrysler in 2005. For instance, in 2004, the Automotive Group renewed its agreement with DaimlerChrysler, and, though billing rates increased, the Automotive Group lost DaimlerChrysler’s business at six locations in connection with the contract renewal. Revenues from these six locations accounted for approximately $12.3 million of our Automotive Group’s revenues for the period January 1, 2004 through November 30, 2004.

Allied Automotive has contracts in place with substantially all of its customers with terms up to March 2006. However, most of these contracts can be terminated by either party upon a specified period of notice. These contracts establish rates for the transportation of vehicles. Generally, rates are based on a fixed rate per vehicle transported and a variable rate for each mile that a vehicle is transported, as well as an administrative processing fee. Certain contracts provide for rate variation per vehicle depending on the size and weight of the vehicle. During 2004, substantially all of our customers agreed to the payment of a fuel surcharge that allows us to recover at least a portion of fuel price increases. Except in cases where we are able to obtain the customer’s agreement, these contracts do not permit the recovery of increases in fuel taxes or labor costs. As of December 31, 2004, there was a maximum amount of fuel surcharge increase that we were allowed to pass on to a customer who comprised 35% of our Automotive Group’s 2004 revenues in any calendar year. While we did not reach the maximum amount of this surcharge during 2004, at current fuel prices we would have exceeded that maximum by the second quarter of 2005. However, during March 2005, this customer agreed to waive the maximum recovery amount for the year ending December 31, 2005, which will allow us to continue to pass on the agreed amounts of fuel surcharge increases to this customer as long as this customer agrees to provide a fuel surcharge.

Our Automotive Group has developed and maintained long-term relationships with its significant customers and has historically been successful in negotiating the renewal of contracts with these customers on or prior to their expiration. For example, Allied Automotive has served Ford since 1934, DaimlerChrysler since 1979, and General Motors since 1997 under written contracts with these customers. Allied Automotive renewed its contract with DaimlerChrysler effective October 1, 2004, approximately four months prior to the stated expiration date of the contract, and renewed its contract with General Motors on January 1, 2004, approximately two months prior to its expiration. In addition, we recently renewed the contract with Toyota through December 20, 2005 and the contract with Honda through March 31, 2006. Allied Automotive anticipates that it will be able continue these relationships with its customers without service interruption. However, there can be no assurance that it will be able to successfully renew contracts with its major customers on terms satisfactory to Allied Automotive prior to the expiration of these contracts, or that it will continue to serve its customers without interruption or without a loss of market share under the terms of the current contracts as they expire.

Current customer contracts include the following:

•	a contract with Autogistics, formerly a joint venture between Ford Motor Company and UPS Logistics and currently a service relationship as to the distribution of Ford vehicles, which grants the Automotive Group primary carrier rights for 22 locations in the U.S. and 10 in Canada. This contract expires in September 2005 for ramp locations and December 2005 for plant locations. Each party to the contract has the right to terminate the agreement by location on 75 days notice;

•	a contract with DaimlerChrysler, which expires on September 30, 2005, and which grants the Automotive Group primary carrier rights for 24 locations in the U.S. and 13 in Canada. The contract may be terminated by location on 150 days notice by either party. This contract was renewed effective October 1, 2004 and provided for an increase in underlying base rates as of the effective date and a reduction in the number of U.S. locations served from 30 to 24. The six locations removed from the new contract generated revenues of $12.3 million between the period January 1, 2004 and November 30, 2004;

•	a contract with General Motors which expires in March 2006 and which grants the Automotive Group primary carrier rights for 36 locations in the U.S. and Canada. General Motors does not have the right to resource business at a location under the terms of the contract unless the Automotive Group fails to comply with service or quality standards at such location. Should an event of non-compliance occur, the Automotive Group has 30 days in which to cure. If Allied Automotive does not cure, General Motors may give 60 days notice of termination with respect to the applicable location;

•	an agreement with Toyota, which expires on December 20, 2005. This contract may be terminated by either party by giving 60 days notice. This contract was renewed on January 3, 2005 and provided for an increase in base rates effective December 20, 2004; and

•	a contract with Honda, which expires on March 31, 2006, which includes an increase in underlying base rates. Either party may terminate this contract by giving notice 60 days prior to the expiration date. So long as neither party provides such termination notice, the contract automatically extends for successive periods of one year.

Our Competitors

Automotive manufacturers have increased their use of fourth party logistics companies. We believe that the formation of these logistic providers will provide us with an opportunity to collaborate more directly with logistics professionals and we hope to increase market share on the basis of superior customer value propositions by differentiating ourselves from our competitors on the basis of our experienced drivers, effective management, productive and service-driven operations, extensive and flexible distribution network, and superior management of risk, particularly with respect to cargo claims, worker injuries and traffic accidents. We also hope to differentiate our service based on our speed and reliability of execution.

In addition, the number of motor carriers and the market share represented by those carriers who utilize non-union labor has been increasing. Non-unionized companies may be able to provide the services that we offer at lower prices than us.

Our Automotive Group’s major competitor is PTS. In March 2004, PTS acquired Leaseway Auto Carrier, thereby making PTS the second largest automobile-hauling company in North America.

Collective Bargaining Agreements and Regulations Which Impact Us

At December 31, 2004, we had approximately 3,900 drivers employed by our Automotive Group. These drivers, along with shop and yard personnel employed by our Automotive Group, are represented by various labor unions, but the majority are represented by the Teamsters. The Master Agreement with the Teamsters, covering all drivers and mechanics in the U.S., expires on May 31, 2008. The agreement with the Teamsters in the U.S. covers approximately 80% of our U.S. employees. Economic provisions of the agreement include a wage freeze for the first two years of the agreement (June 2003 through May 2005) and wage increases of approximately 2.0% on June 1, 2005, 2.0% on June 1, 2006, and an additional 2.5% on June 1, 2007. The agreement also provides for increases in health, welfare and pension contributions during each year of the agreement. The economic provisions of the contract are anticipated to increase our U.S. Teamster labor costs in each year of the agreement. For the year ending May 31, 2005 (year two of the agreement) the U.S. Teamsters labor costs are expected to increase 1.3% over the year ended May 31, 2004 (year one), 2.5% in year three, 2.5% in year four, and 3.0% in year five of the agreement.

The agreement with the Teamsters Union in Eastern Canada was negotiated on March 24, 2003 and expires on October 31, 2005. This contract covers those drivers, mechanics and yard personnel who are represented by the Teamsters Union in the provinces of Ontario and Quebec, which is approximately 70% of our Canadian bargaining employees. We may not have exclusive control over issues relating to bargaining with the Teamsters in Canada upon expiration of the agreement. Negotiation of a new contract with the Teamsters in Canada has not yet begun but Allied has historically been able to negotiate a contract with the Teamsters in Canada, exclusive of any other automobile-hauling companies utilizing union labor. However, we can provide no assurance that we will be able to negotiate new union contracts as the current contracts expire, including the contract in Eastern Canada, or that such contracts will be on terms acceptable to us or that these contracts will not result in increased labor costs or work stoppages, which could in turn, have a material adverse effect on our operations.

Certain of our subsidiaries domiciled in the U.S. are regulated by the DOT along with various state agencies. Our Canadian subsidiary is regulated by the National Transportation Agency of Canada along with various provincial transport boards. Regulations by these agencies include restrictions on truck and trailer length, height, width, maximum weight capacity and other specifications. With the percentage increase in the production of light trucks and SUVs and the associated increases in the size and weight of the average vehicle, our Automotive Group has had to decrease the number of vehicles it delivers, per load, in order to comply with the various national and state regulations. To offset the impact of this reduction on our revenues, in 1999, we negotiated rate increases on most of our SUV and light truck business.

In addition, our interstate motor carrier operations are subject to safety requirements prescribed by the DOT. These regulations were amended effective January 1, 2004, to require shorter hours of service for drivers of commercial motor vehicles. Because some of our business consists of relatively short hauls, not all of our drivers were affected by the new regulations. We estimate that approximately 60% of our drivers were affected by the new regulations which served to increase or decrease their flexibility and hours of service. The reduced flexibility and hours of service had no impact on our operating costs.

Results of Operations

The following table sets forth the percentage relationship of expense items to revenues for the years ended December 31, 2004, 2003 and 2002:

	As a % of revenues
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and fringe benefits	54.6%	54.3%	53.9%
Operating supplies and expenses	18.1%	16.0%	15.5%
Purchased transportation	12.4%	11.5%	11.0%
Insurance and claims	4.6%	4.4%	4.9%
Operating taxes and licenses	3.3%	3.5%	3.7%
Depreciation and amortization	4.8%	5.3%	6.1%
Rents	1.0%	0.7%	0.7%
Communications and utilities	0.7%	0.8%	0.7%
Other operating expenses	1.1%	1.2%	1.1%
Impairment of goodwill	0.9%	0.0%	0.0%
Loss (gain) on disposal of operating assets	(0.1)%	0.2%	0.1%

Total operating expenses	101.4%	97.9%	97.7%

Operating (loss) income	(1.4)%	2.1%	2.3%
Other income (expense):
Interest expense	(3.5)%	(3.4)%	(3.4)%
Investment income	0.1%	0.4%	0.3%
Foreign exchange gain (loss)	0.2%	0.4%	0.0%
Gain on early extinguishment of debt	0.0%	0.0%	0.3%
Other, net	(0.0)%	0.2%	0.0%

	(3.2)%	(2.4)%	(2.8)%

Loss before income taxes and cumulative effect of change in accounting principle	(4.6)%	(0.3)%	(0.5)%
Income tax benefit (expense)	(1.4)%	(0.7)%	0.1%

Loss before cumulative effect of change in accounting principle	(6.0)%	(1.0)%	(0.4)%
Cumulative effect of change in accounting principle, net of tax	—	—	(0.4)%

Net loss	(6.0)%	(1.0)%	(0.8)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

Our revenues were $895.2 million in 2004 versus revenues of $865.5 million in 2003, an increase of 3.4% or $29.7 million. This increase was due primarily to an increase in revenue per vehicle delivered. Our revenue per vehicle delivered increased while the number of vehicles delivered decreased. During 2004, revenue per vehicle delivered increased by $4.13 or 4.4% over 2003 primarily as a result of the increase in fuel surcharges, certain price increases and the strengthening of the Canadian dollar.

During 2004, revenues from fuel surcharges represented 2.2% of our Automotive Group’s revenues, whereas, in 2003, revenues earned from surcharges represented only 1.3% of our Automotive Group’s revenues. Fuel surcharges were in place with customers who comprised 59% of our Automotive Group’s revenues from January through August 2004 and for customers comprising substantially all of the Automotive Group’s revenues from September through December 2004. The fuel surcharges allow us to mitigate rising fuel costs by passing on at least a portion of the increase in costs to these customers. However, the majority of our fuel surcharges reset at the beginning of the quarter based on fuel prices in the previous quarter, which causes a one-quarter lag between when fuel prices change and when the fuel surcharge is adjusted. Future revenues derived from surcharges could be impacted if any of our customers terminated their agreement with us. In particular, the fuel surcharge relating to a single customer who comprised approximately 35% of our Automotive Group’s 2004 revenues may be terminated at the sole discretion of this customer. As of December 31, 2004, the fuel surcharge agreement with this customer included a maximum amount of recovery for any calendar year. The fuel surcharge recovery from this customer did not reach the maximum recovery amount in 2004 but at current fuel prices we would have exceeded the maximum amount of recovery by the second quarter of 2005. However, during March 2005, this customer agreed to waive the maximum recovery amount during the year ending December 31, 2005 as long as this customer agrees to provide a fuel surcharge to the carhaul industry.

During 2004, the Canadian dollar strengthened relative to the U.S. dollar. Since we earn part of our revenues from our Canadian subsidiary, our revenues are positively impacted when the Canadian dollar strengthens against its U.S. counterpart. During 2004, the Canadian dollar averaged the equivalent of U.S.$0.7701 dollars versus U.S.$0.7163 dollars in 2003. This currency fluctuation resulted in an estimated increase in revenue per unit of $1.28.

The volume of vehicles that we delivered decreased by 0.4% in 2004 versus 2003. This reduction was due primarily to a 0.8% reduction in OEM production, but we were also impacted by the reduced volume in our business with DaimlerChrysler. Effective October 1, 2004, and pursuant to the renewed contract, we ceased performing all or a portion of delivery services for DaimlerChrysler at six locations in North America. While the new contract provides for rate increases on existing business with DaimlerChrysler, we do not expect that the rate increases will fully offset the impact of the reduction in revenues. Though we experienced a net reduction in vehicles delivered, we also benefited from increases gained through organic growth of business, primarily with Toyota and Ford.

Our revenues are variable and can be impacted by changes in OEM production levels, especially those that are sudden and unexpected. Our revenues are also seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models which are shipped to dealers during those periods and the higher spring and early summer sales of automobiles, SUVs, and light trucks. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled OEM plant shut downs. Our revenues can also be impacted by changes in our customers’ distribution strategies, shipping patterns or efforts by our customers to manage dealer inventory levels. Shipment activity at our Automotive Group and the Axis Carrier Management Group can also be impacted by the availability of rail cars.

Salaries, wages, and fringe benefits

Salaries, wages and fringe benefits increased from 54.3% of revenues in 2003 to 54.6% of revenues in 2004.

Workers’ compensation expense increased by $18.1 million due primarily to a non-cash charge of $10.0 million relating to our self-insurance reserves in 2004. Prior to the fourth quarter of 2004, the estimates for workers’ compensation claims in the U.S. were discounted. However, in the fourth quarter of 2004, we determined that the continuing adverse development of our aged claims was such that we could no longer reliably determine our self-insurance reserves on a discounted basis. In addition, workers’ compensation expense increased primarily due to claims incurred in prior years that developed adversely during 2004. Despite the adverse development of these aged claims, we experienced positive trends during 2004 in our operational metrics that affect workers’ compensation costs. For example, during 2004, lost time days decreased by approximately 19.9% as compared to the number of lost time days in 2003. In order to more effectively manage these risk management costs in future periods, we continue to implement initiatives to improve our prevention of employee injuries, the claims management process and the expeditious settlement of outstanding historical claims.

Benefits for our employees covered by the collective bargaining agreement with the Teamsters increased by $5.2 million primarily as a result of the annual benefit increases required under the terms of the agreement. The agreement with the Teamsters in the U.S. covers approximately 80% of our U.S. employees. Economic provisions of the agreement include a wage freeze for the first two years of the agreement and wage increases of approximately 2.0% on June 1, 2005, 2.0% on June 1, 2006, and an additional 2.5% on June 1, 2007. The agreement also provides for increases in health, welfare and pension contributions during each year of the agreement. The economic provisions of the contract are anticipated to increase our U.S. Teamster labor costs in each year of the agreement. For the contract year ending May 31, 2005 (year two of the agreement) the U.S. Teamsters labor costs are expected to increase 1.3% over the year ended May 31, 2004 (year one). Additional increases of 2.5% in year three, 2.5% in year four, and 3.0% in year five of the agreement are expected.

Offsetting the above increases, was a decrease in wages and benefits received by our non-bargaining employees as a result of reduced headcounts combined with reduced wages and benefits for these employees of approximately $1.7 million. Additionally, and as previously discussed, during the first quarter of 2004, we outsourced our remaining information technology services with IBM. This resulted in a decrease to wages and benefits of $4.5 million. Expenses related to the IBM outsourcing agreement are included in “Operating supplies and expenses” in our statement of operations.

Operating supplies and expenses

Operating supplies and expenses increased from 16.0% of revenues in 2003 to 18.1% of revenues in 2004. This increase is due primarily to increases in fuel, parts and repairs, and information technology services.

Fuel expense increased from 5.2% of revenues in 2003 to 6.2% of revenues in 2004. The increase is due primarily to an increase in fuel prices. The average price of fuel was approximately 20% higher in 2004 than 2003 for our U.S. operations. We estimate that the increase in the cost of fuel resulted in additional expenses of approximately $10.6 million, and the corresponding effect of fuel surcharges included in revenues was approximately $8.2 million, resulting in a net unfavorable impact on our operating income of $2.4 million.

Parts and repairs expense in 2004 increased from 4.1% of revenues in 2003 to 4.4% of revenues in 2004. During the fourth quarter of 2004, we performed an analysis of our fleet of Rigs and determined that a total of 710 tractors and 834 trailers were not viable candidates for remanufacture and would be abandoned during 2004. Pursuant to this determination, we expensed the tire component of these assets, resulting in an increase in operating supplies and expenses of $1.2 million. Other parts and maintenance increased by approximately $4.0 million due, in part, to the increase in the average age of our fleet.

Information technology costs increased in 2004 compared to 2003 as a result of our decision to outsource our remaining information technology services. In April 2001, we entered into a five-year commitment with IBM to provide our mainframe computer processing services. In December 2003, we amended the agreement, effective February 2004, for IBM to provide additional services over a period of 10 years. Under the amended agreement, IBM manages our Electronic Data Interchange (EDI) applications and provides network services, technical services, applications development and support services. The agreement includes outsourcing at determinable prices defined within the agreement. Costs related to the IBM outsourcing were $11.1 million in 2004 and $5.9 million in 2003.

Purchased transportation

Purchased transportation increased from 11.5% of revenues in 2003 to 12.4% of revenues in 2004. Purchased transportation primarily represents the cost of utilizing Teamster owner-operators of Rigs by our Automotive Group, who receive a percentage of the revenue generated from transporting vehicles on our behalf. Purchased transportation increased in 2004 over 2003 primarily due to an increase in vehicle deliveries at locations where we utilize more owner-operators and handle traffic with longer lengths of haul. During 2004, the average length of haul driven by owner-operators increased by 7.7%. Also, purchased transportation was affected by the increase in fuel surcharge revenue. Fuel surcharge revenue derived from deliveries by owner-operators is reimbursed to the owner-operator and recorded in purchased transportation. Also included in purchased transportation is the expense related to the leasing of Rigs. During 2004, we entered into three new operating leases, each with a term of 5.5 years, relating to 51 Rigs in aggregate. As a result, lease expense related to our Rigs increased by $0.7 million.

Insurance and claims

Insurance and claims expense for 2004 increased over 2003 as a result of an increase in auto and general liability expense which was partially offset by a reduction in cargo claims. Auto and general liability expense was $18.4 million in 2004 compared to $14.3 million in 2003. This increase is due primarily to the severity of a single claim incurred during 2004 and an increase in premiums and other fees related to our insurance programs. In addition, expense was higher in 2004 due to a non-cash charge of $0.6 million in 2004 relating to our self-insurance reserves. Prior to the fourth quarter of 2004, the estimates for auto and general liability claims were discounted. However, in the fourth quarter of 2004, we determined that the continuing adverse development of our aged claims was such that we could no longer reliably determine our self-insurance reserves on a discounted basis. Cargo claims expense decreased by $1.0 million for 2004 versus 2003 primarily as a result of our ongoing initiatives to improve quality and deliver damage-free vehicles. Damage-free vehicle deliveries improved from 99.70% for 2003 to 99.76% for 2004, an improvement of 4,695 damage-free units. We are aggressively managing cargo claims costs as part of our on-going turnaround initiatives, and, as such, we have continued to emphasize cargo claims prevention to our drivers, re-engineered the claims review process so that we can more quickly identify damage that we did not cause and deny claims that are not in compliance with our documented guidelines.

We adjust our claims and insurance reserves periodically, as claims develop, to reflect changes in actuarial estimates based on actual experience.

Operating taxes and licenses

Operating taxes and licenses decreased from 3.5% of revenues in 2003 to 3.3% of revenues in 2004. The decrease is due primarily to a change in estimate relating to a liability established in 2001 for license fees. During 2001, these fees were properly calculated and recorded. However, during the first quarter of 2004, we determined that payment of these fees was no longer probable. Based on this determination we reversed the accrual resulting in a decrease to operating taxes and licenses of $1.2 million. Partially offsetting this decrease was an increase in fuel taxes, due to an increase in fuel purchased during 2004 compared to 2003.

Depreciation and amortization

Depreciation and amortization was $42.9 million in 2004 versus $45.6 million in 2003, a reduction of $2.7 million due primarily to an overall reduction in capital spending in fiscal years 2001 through 2004 resulting in a decrease in the depreciable asset base. The depreciable asset base has also been reduced since certain aged equipment reached the depreciable limits and because of our decision to upgrade and extend our fleet through our remanufacturing program. The implementation of the fleet remanufacturing program has reduced our capital spending and resulted in a higher percentage of remanufactured Rigs in our fleet with lower depreciation expense as compared to new Rigs. The average cost to remanufacture a Rig and replace an engine is approximately $80,000 compared to $165,000 for the purchase of a new Rig. During 2004, we remanufactured 114 Rigs and replaced (overhauled) approximately 256 engines. As of December 31, 2004, we had remanufactured 684 Rigs (tractor and trailer) and replaced 886 engines since the start of our remanufacturing program in 2002. Also, in 2004, we decided to lease 51 Rigs which did not result in an increase to our depreciation and amortization expense. During 2003, we leased only seven Rigs. As these leases are deemed to be operating leases, the related expenses are included in “purchased transportation” in our statement of operations.

The reduction in depreciation as a result of the factors discussed above was partially offset by an increase in depreciation expense related to 710 tractors and 834 trailers. During the fourth quarter of 2004, we performed an analysis of our fleet of Rigs and determined that these tractors and trailers, which had been temporarily idled, were not viable candidates for remanufacture. Pursuant to this determination, we changed the estimated remaining useful life of these assets and recorded additional depreciation expense of $4.2 million during the fourth quarter of 2004, such that these assets are valued at estimated scrap value at December 31, 2004.

Rents

Rent expense increased from 0.7% of revenues in 2003 to 1.0% of revenues in 2004. During 2004, our Axis Group entered into a lease for a new facility for vehicle inspections, processing and other services that increased rent expense by approximately $0.8 million. We also had additional rent expense in 2004 of $1.0 million related to a lease we assumed in the 1997 acquisition of the Ryder Automotive Group. The facility, which we exited subsequent to the acquisition, was fully subleased until April 2004. During 2004, the lease cost in excess of sublease rentals was recognized as rent expense. During 2004 we also determined that it was no longer probable that we would sublease the remaining portion of the facility through the expiration of the lease in April 2006 and recognized a liability for the estimated lease costs in excess of the estimated sublease rentals.

Impairment of goodwill

During the fourth quarter of 2004, we recorded goodwill impairment of $8.3 million at our Axis Group. This impairment represented the excess of the carrying value of goodwill for this reporting unit over its estimated fair value. Fair value was derived using a discounted cash flow analysis, which involved estimates and assumptions by management regarding future sales volume, prices, inflation, expenses, capital spending, discount rates, exchange rates, tax rates and other factors. These assumptions were consistent with those used by the reporting unit for internal purposes. The fair value of goodwill at our Axis Group was affected by a decrease in projected operating income for this reporting unit that was impacted by a decline in the reporting unit’s 2004 performance as well as management’s analysis of trends in operational metrics.

Gain (loss) on disposal of operating assets

During 2004, we recorded a gain on disposal of operating assets of $0.8 million versus a loss of $1.3 million in 2003. The gain in 2004 is primarily due to the sale of excess land located in Canada during the first quarter of 2004. During 2003, we disposed of obsolete equipment with a net book value of approximately $1.3 million that resulted in a loss.

Interest expense

Interest expense increased primarily as a result of an increase in the effective interest rate on Term Loan A of our credit facility, increased borrowings to satisfy collateral requirements relating to the financing of our insurance obligations of $11.9 million and interest related to a proposed settlement with the Canadian taxing authority. Also contributing to the increase is the amortization of deferred financing costs related to the amendment of our credit facility in 2003. The 2003 amendment occurred at the end of the third quarter of 2003, resulting in an additional eight months of amortization in 2004 versus 2003.

Other non-operating expenses

The decrease in investment income is due primarily to the holding of our collateral assets mainly in cash in 2004 versus a mixed portfolio of cash, fixed income, debt and equity securities during 2003. The mixed portfolio in 2003 yielded higher investment returns. At December 31, 2004 and 2003, the collateral at our captive insurance company was held in cash.

The reduction in “Other, net” is due to the recording of income of $2.0 million in 2003 related to settlement of litigation with Ryder System, Inc. The expense of $0.2 million in 2004 relates to the write off of the equity of our last remaining joint venture based on management’s assessment that our investment in this joint venture was not recoverable.

The foreign exchange gain is related primarily to the currency fluctuation on an intercompany payable denominated in U.S. dollars that is included in the balance sheet of one of our Canadian subsidiaries. The reduction in foreign exchange gains of $1.2 million was due to the fluctuation in the currency rates between the Canadian dollar relative to the U.S. dollar. During 2004, the Canadian dollar gained value of approximately 7.45% compared to 22.0% during 2003.

Income taxes

In 2004 and 2003, we recorded income tax expenses of $12.4 million and $6.3 million, respectively.

The income tax expense for 2004 and 2003 differs from the benefit obtained by applying the statutory rates primarily as a result of increases in the valuation allowance in both years. The net changes in the valuation allowance for 2004 and 2003 were increases of $27.1 million and $7.8 million, respectively. Included in the change in the valuation allowance for the year ended December 31, 2004 is a non-cash charge of $26.4 million. The net loss recorded in 2004 generated additional deferred tax assets of approximately $15.1 million, for which we increased the valuation allowance during the year. Due to the continuing losses during the year and a worsening trend in the fourth quarter of 2004, we concluded that it was “more likely than not” that additional deferred tax assets would not be recovered and recorded an additional valuation allowance of $11.3 million at December 31, 2004. In our evaluation of the valuation allowance, we considered all sources of taxable income, including tax-planning strategies. Included in the change in the valuation allowance for 2003 increase is a $6.8 million non-cash charge.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenues

Revenues were $865.5 million in 2003 versus $898.1 million in 2002, a decrease of $32.6 million or 3.6% due primarily to a decline in the number of vehicles delivered. Total vehicle deliveries declined by 6.3% in 2003 versus 2002 and new vehicle production by the automotive manufacturers in the U.S. and Canada declined 2.1%. The delivery decrease was greater than the production decline due to our decision to exit under-performing business. In the fourth quarter of 2002, we stopped hauling vehicles for Nissan in the U.S. In 2003, we ceased delivering all of the General Motors traffic at Jessup, Maryland and certain General Motors traffic at Spring Hill, Tennessee, each of which had historically generated losses. Historically, annual revenue for the two locations was $16.6 million. The decrease in volume was partially offset by an increase in revenue per vehicle delivered. Revenue per vehicle delivered increased from $91.75 in 2002 to $94.37 in 2003, a 2.9% increase. In the U.S., the increase in revenue per vehicle delivered is primarily due to ancillary revenue related to model changeovers and new product launches which causes an increase in revenue without a corresponding increase in the number of vehicles delivered. In addition, our rates increased during 2003. In Canada, revenue per vehicle delivered increased primarily due to the higher Canadian dollar exchange rates.

Salaries, wages and fringe benefits

Salaries, wages and fringe benefits increased from 53.9% of revenues in 2002 to 54.3% of revenues in 2003 due primarily to wage, health, welfare and pension cost increases in the prior Teamster agreements, which expired during 2003 and health, welfare and pension cost increases in the new Teamster agreements signed in 2003. The increase was partially offset by our internal initiatives to improve driver productivity and reduce worker injuries.

During the second quarter of 2003, we began operating under a new five-year agreement with the Teamsters in the United States. The agreement was effective on June 1, 2003 and expires May 31, 2008. The new agreement with the Teamsters in the United States covers approximately 80% of our U.S. employees. Economic provisions of the new agreement include a wage freeze for the first two years of the agreement and wage increases of approximately 2.0% on June 1, 2005, 2.0% on June 1, 2006, and an additional 2.5% on June 1, 2007. The agreement provides for increases in health, welfare and pension contributions by us during each year of the agreement. The economic provisions of the contract are anticipated to increase our U.S. Teamster labor costs approximately 1.1% in year one of the agreement, 1.3% in year two, 2.5% in year three, 2.5% in year four, and 3.0% in year five of the agreement.

In March 2003, we renegotiated a contract that expired October 31, 2002 with the Teamsters Union in Eastern Canada. The employees governed by this contract, which expires October 31, 2005, represent approximately 70% of our total bargaining unit employees in Canada. The employees in Eastern Canada agreed to a three-year contract with a wage freeze in the first two years and a 2.5% increase in the third year. Health and welfare costs were frozen for the entire three-year agreement and there were pension increases each year of the new contract. The additional pension contributions will increase our Canadian Teamster labor costs approximately 0.2% in year one of the agreement and approximately 0.6% in year two of the agreement. The wage and pension increases in year three of the agreement will increase costs approximately 3.2%.

Operating supplies and expenses

Operating supplies and expenses increased from 15.5% of revenues in 2002 to 16.0% of revenues in 2003 due primarily to higher fuel prices in 2003. Fuel costs were $5.7 million higher in 2003 than in 2002. Though fuel surcharges were negotiated with customers who comprised approximately 59% of our 2003 revenues, there can be up to a quarter’s lag between the time that fuel prices change and the adjustment to the fuel surcharge.

Purchased transportation

Purchased transportation increased from 11.0% of revenues in 2002 to 11.5% of revenues in 2003 due primarily to a continued shift in the mix of owner-operators versus company drivers as well as an increase in business at locations where owner-operators are utilized for vehicle deliveries. All costs for owner-operators are included in purchased transportation expense.

Insurance and claims

Insurance and claims expense decreased from 4.9% of revenues in 2002 to 4.4% of revenues in 2003. The decrease was primarily a result of lower cargo claims experienced on shipped vehicles, resulting from our initiative to reduce claims and a decrease in auto liability claims costs. Auto liability claims costs decreased primarily due to our ongoing assessment of outstanding prior year claims, during which we determined that the projected ultimate amounts had improved and the related reserves could be reduced. The number of vehicles delivered damage free increased from 99.56% in 2002 to 99.70% in 2003, which reduced cargo claims expense. We are aggressively managing these costs as part of our on-going turnaround initiatives. In addition, the claims review process was re-engineered to review cargo claims reported and deny claims that are not in compliance with our documentation guidelines.

Operating taxes and licenses

Operating taxes and licenses decreased from 3.7% of revenues in 2002 to 3.5% of revenues in 2003 primarily as a result of a reduction in the number of Rigs in service and the number of miles driven both of which serve to reduce fuel taxes and costs related to licensing and registration. Real estate and personal property taxes also decreased due to the disposal of under-performing assets in 2002.

Depreciation and amortization

Depreciation and amortization expense decreased from 6.1% of revenues in 2002 to 5.3% of revenues in 2003 primarily due to a lower depreciable base in 2003 as a result of certain assets becoming fully depreciated. This reduction was partially offset by depreciation related to 2003 capital expenditures. However, our capital spending was lower in 2003 than 2002 since we instituted a Rig remanufacturing program whereby we remanufactured a higher percentage of Rigs and reduced our spending on the purchase of new Rigs. Remanufacture of existing Rigs requires less capital spending than purchasing new Rigs. The first phase of the program began in 2002 and continued in 2003. As of December 31, 2003, approximately 570 Rigs had been remanufactured and approximately 630 tractor-engines had been replaced. Also, during 2002, we recorded a depreciation of $2.1 million on certain temporarily idled equipment that we determined would not be viable candidates for the remanufacturing program. Accordingly, we revised our estimate of the remaining useful life of these assets.

Interest expense

Interest expense decreased from $30.6 million in 2002 to $29.1 million in 2003 due to a reduction in overall interest rates effective with the amendment of the credit facility in September 2003 and a reduction in total borrowings. As more fully discussed below under the caption “Liquidity and Capital Resources,” during 2003, we amended our credit facility which resulted in an extension of the maturity date, an increase in our liquidity, and amendments of certain financial covenants.

Foreign exchange gain

Foreign exchange gains increased from $0.1 million in 2002 to $3.2 million in 2003 due to the favorable exchange rate changes related to our Canadian subsidiary. In 2003, the Canadian dollar increased by 22% compared to the U.S. dollar.

Gain on early extinguishment of debt

The gain on early extinguishment of debt for 2002 represented a $2.8 million pre-tax gain on the early extinguishment of our subordinated notes.

Other income (expenses)

The increase in “Other, net” from a loss of $0.3 million in 2002 to a gain of $2.0 million in 2003 was due to the recording of income of $2.0 million in 2003 which was related to the settlement of litigation with Ryder System, Inc.

Income taxes

We recorded income tax expenses of $6.3 million in 2003. This recorded expense differed from the benefit computed by applying the statutory rate primarily as a result of an increase in the valuation allowance. Included in the 2003 expense was a $6.8 million non-cash charge recorded to provide for a valuation allowance against our deferred tax assets due to management’s conclusion that it was “more likely than not” that a portion of the deferred tax asset would not be recovered. The tax benefit for the year ended December 31, 2002 was $1.1 million.

Cumulative effect of change in accounting principle, net of tax

Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and recorded a $4.1 million non-cash after-tax charge ($5.2 million pre-tax) related to the impairment of goodwill of the Axis Group. In accordance with SFAS No. 142, the charge was presented as a cumulative effect of change in accounting principle.

Liquidity and Capital Resources

Recent Developments

In 2004, and in the first quarter of 2005, various events adversely impacted our liquidity and reduced the amount of additional indebtedness that we may borrow. Certain factors, which adversely affected liquidity, include the following:

•	We generated significantly less funds from operations in 2004 than in 2003;

•	In 2004 and 2003, we were able to finance substantially all of our insurance premiums and self-insurance losses and were not required to utilize funds under our revolving credit facility for this purpose. We were unable to finance a significant amount of our insurance premiums and self-insured losses for the year ending December 31, 2005. As a result, we were required to borrow under our revolving credit facility in January 2005 to finance these expenses, thereby adversely affecting our liquidity.

In addition to the factors listed above which adversely affected our liquidity, the amendments to our primary credit facility in November 2004 and April 2005 whereby we borrowed an aggregate additional $45 million have substantially reduced the amount of additional indebtedness we may incur. Under the indenture governing our 8 5/8% senior notes (the “Senior Notes”), we may not incur more than $230 million of indebtedness beyond the $150 million of indebtedness incurred under our Senior Notes. Our aggregate indebtedness was $314.4 million, and the amount of additional indebtedness that we may incur as of April 13, 2005, beyond the current amount available and outstanding under the credit facility, was $20.9 million.

We took various steps to preserve liquidity, including rescheduling and deferring capital expenditures in the fourth quarter of 2004 and the first quarter of 2005. In addition, in the first quarter of 2005, we redeployed to existing operations approximately 159 Rigs that were previously deployed at locations that we closed in the fourth quarter of 2004. As a result, we were able to utilize these Rigs to support existing business and our initiative to reschedule and defer capital expenditures. As a result, these Rigs were not available in all cases to support new business opportunities. Further, we delayed one payroll for certain salaried, non-bargaining employees for two weeks and also negotiated more favorable payment terms with certain of our vendors and outsource providers for a limited period of time in the first quarter of 2005.

In April 2005, our Automotive Group entered into an amendment to its Contract for Motor Transportation with General Motors. The amendment modifies the terms of the agreement pursuant to which General Motors pays the Automotive Group for its services. The Automotive Group and General Motors entered into the amendment as a result of General Motors’ decision to discontinue, as of July 2005, the Automotive Group’s participation in General Motors’ trade payable program. Under the trade payable program, the Automotive Group is paid for services provided to General Motors approximately five days from the date an invoice is delivered to General Motors for services rendered by the Automotive Group rather than the 25th day of the following month after such services are rendered, as provided for in our agreement with General Motors. Under the trade payable program, the amount paid by General Motors is discounted due to the payment being made prior to the date required under the agreement.

The Automotive Group determined that payments by General Motors pursuant to the terms of the agreement, which would begin upon the discontinuation of the Automotive Group from the trade payable program, would materially affect our liquidity. As a result, the Automotive Group and General Motors entered into the amendment to provide that, either (i) the Automotive Group will remain in the current trade payable program with General Motors or a similar program under the current program’s existing terms and conditions or (ii) in the alternative, General Motors will pay the Automotive Group (A) by the 25th day of the month for invoices received by General Motors on or prior to the 15th day of such month or (B) by the tenth day of the following month for all of the Automotive Group’s invoices received by General Motors after the 15th day of any given month, and in either case, the amount paid by General Motors will be discounted to reflect that payment is being made prior to the date previously required under the agreement. These new payment terms will apply through the expiration of the agreement in March 2006, unless the Automotive Group is in breach under the amendment. Under these revised payment terms, the Automotive Group expects that its liquidity in 2005 could be adversely impacted as compared to 2004 in the event the Automotive Group is discontinued from General Motors’ trade payable program and is paid under the terms set forth above, though we do not believe the impact to liquidity will be material.

The Automotive Group has also agreed that it will complete the previously-agreed-to sale to General Motors of real property located in Janesville, WI by May 15, 2005, under the terms and conditions provided for by the agreement, and it will not seek any additional accommodations from General Motors through the term of the agreement. Any request for additional accommodations under the agreement by the Automotive Group or the failure to sell General Motors the real property in Janesville, WI by May 15, 2005 will constitute a breach of the amendment by the Automotive Group.

Prior to the execution of the amendment, General Motors had agreed to waive the applicable cap under the Agreement on fuel surcharges payable to the Automotive Group for the period January 2, 2005 through January 1, 2006. Because the waiver was obtained prior to the amendment, it does not constitute a request for additional accommodations by the Automotive Group and is therefore not a breach of the amendment by the Automotive Group.

Working Capital

Our primary sources of liquidity are funds provided by operations and borrowings under our revolving credit facility with a syndicate of lenders. We use our cash primarily for the remanufacture and maintenance of our Rigs and terminal facilities, the payment of operating expenses, the payment of interest and principal associated with our debt, and other capital expenditures.

We use restricted cash and cash equivalents and restricted investments to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. These collateral assets are not available for our operations.

We include borrowings under our $90 million revolving credit facility in current liabilities pursuant to Emerging Issues Task Force (“EITF”) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement, even though the revolver has a maturity date of September 2007 under the terms of the credit facility. At December 31, 2004, borrowings under the revolver totaled $3.0 million. There were no outstanding borrowings under the revolver at December 31, 2003. At December 31, 2004, we had approximately $39.0 million available for borrowings under the revolver.

Our current liabilities exceeded our current assets by $27.7 million as of December 31, 2004. However, we do not believe that we are financially impaired as a result of the negative working capital since we generate positive cash flows from operations and have availability under our Revolver to cover seasonal working capital needs. In addition, as more fully discussed below, we amended our credit facility in November 2004 to increase liquidity by providing us with an additional $20 million term loan, the proceeds of which were used to repay amounts due under the revolving portion of our credit facility. The credit facility was amended again in April 2005 to provide for an additional $25 million term loan. We obtained this additional term loan because we believed that our availability under the revolver in our credit facility could prove inadequate to satisfy our working capital needs during certain periods in the second and third quarters of 2005. As a result of the additional liquidity provided by this amendment to the credit facility, we have been able to, and expect to continue to, generate sufficient cash flows from operations to meet our liquidity needs through at least the next twelve months, provided that we use our credit facility to cover seasonal working capital needs and that the total of our borrowings does not exceed the cap included in our indenture governing the Senior Notes.

Operating Activities

We use the indirect method to prepare our statement of cash flows. Accordingly we compute net cash provided by operating activities by adjusting the net loss for all items included in the net loss that do not currently affect operating cash receipts and payments. Three non-cash items that have a significant impact on this calculation are depreciation and amortization, changes in deferred income taxes and non-cash special charges. The net loss is also adjusted for changes in operating assets and liabilities between years.

During 2004, we generated $13.5 million from operating activities while in 2003 we generated $36.8 million, a decrease of $23.3 million. The primary driver of this decrease was the increase in our net loss of $45.3 million. The increase in the net loss did include an increase in non-cash charges of $6.2 million. We discuss the factors that impacted our net loss, including non-cash charges, under “Results of Operations” above. Changes in operating assets and liabilities, primarily working capital items, positively impacted our operating cash flows by $15.7 million. The primary contributor of the favorable impact was a total of the changes between years in accrued liabilities of $30.0 million, including a net increase in our self-insurance reserves of $15.6 million in 2004, whereas these reserves were reduced by $7.7 million during 2003. Accounts receivable, net of allowance increased $4.7 million in 2004 compared to a decrease of $8.4 million in 2003, partially offsetting the change in accrued liabilities. This change is due primarily to increased revenues in December 2004 and 2002 that resulted in a higher accounts receivable balance in those years as compared to 2003.

Investing Activities

We used $17.4 million in investing activities in 2004 while in 2003 we used $41.5 million. This change in investing activities between 2004 and 2003 was due primarily to a change in insurance carriers in 2003. As a result of this change in insurance carriers, we were required to increase the collateral requirements for our insurance financing arrangements, which resulted in an increase in restricted cash, cash equivalents and investments of $20.5 million in 2003. Additionally, funds returned from our insurance carriers in 2004, net of funds deposited with them was $2.9 million whereas during 2003, we deposited $3.1 million with these carriers net of funds returned by them.

During 2004, we increased our capital spending by $4.0 million and had an increase in proceeds from sales of assets of $2.4 million. During the first quarter of 2004, we sold excess land in Canada, which accounts for substantially all of the proceeds received during 2004. There were no similar significant asset sales during 2003. During 2004 and 2003, we spent approximately $11.7 million and $14.8 million, respectively, on our fleet remanufacturing program. We also spent $7.0 million on the acquisition of new Rigs in 2004 whereas in 2003, we spent $1.8 million. During 2005, we plan to spend approximately $30.0 million on our fleet of Rigs. Of this amount, we believe that our Automotive Group will spend approximately $10 million on the replacement of an estimated 470 engines, which represents almost twice as many engines as we replaced during 2004. This planned increase is due to our expectation that the useful lives of these engines will expire during 2005. The capital expenditure planned for 2005 also includes the planned purchase, by our Automotive Group, of an estimated 100 currently leased Rigs for $3 million, $12 million for Rig remanufacture and capital spending by our Axis Group of an estimated $5 million.

We manufacture our Rigs primarily through one remanufacturing company and are currently uncertain about this entity’s business plans. If necessary, we will select another company to remanufacture our Rigs in 2005 and expect that this provider will have the capability and capacity to remanufacture our Rigs in accordance with our plans for 2005 relating to the remanufacture of our Rigs.

Financing activities

Financing activities provided net cash of $3.5 million in 2004 whereas in 2003, these activities utilized net cash of $3.9 million, an increase of $7.4 million. Our financing activities were impacted by the amendments to our credit facility in 2004 and 2003. Proceeds received from our credit facility, net of repayments, were $4.7 million in 2004 whereas in 2003, repayments of the credit facility, net of proceeds, were $3.0 million, an increase of $7.7 million. The increase in cash provided by financing activities was also due to the payment of lower financing costs in conjunction with the 2004 amendments versus the 2003 amendments. Financing fees paid in connection with the 2004 amendment were $2.6 million lower than the financing fees paid in connection with the 2003 amendment. These positive cash flows to our company were partially offset by an increase in net outflows relating to our insurance financing arrangements. Though the proceeds from the insurance financing arrangements increased by $11.9 million in 2004, repayments of these obligations were $15.0 million higher in 2004 than 2003 resulting in net outflows of $3.1 million.

Credit Facility

Our credit facility (the credit facility and amendments thereto are collectively referred to as the “Credit Facility”) was amended and restated in September 2003 to provide us with a $90 million revolving credit facility (the “Revolver”) and a $100 million term loan (“Term Loan A”). As part of this amendment, the maturity date of the Credit Facility was extended from February 2005 to September 2007.

On November 23, 2004, the Credit Facility was amended to provide us with an additional $20 million term loan (“Term Loan B”) and an increase in the letters of credit that we may issue under our Revolver from $40 million to $50 million. Under the terms of the Credit Facility, Term Loan A remains payable in quarterly installments of principal and monthly payments of interest and Term Loan B is payable in full at maturity with monthly payments of interest. The interest rate for the Revolver is based upon the prime rate plus 1.5%, or LIBOR plus 4.5%, at management’s discretion, with a minimum interest rate of 6.5%. We pay commitment fees on the undrawn portion of the Revolver. The Credit Facility provides that Term Loan A shall bear interest at a rate which falls between 8.5% and 11.5% to be determined solely on Allied’s leverage as defined in the Credit Facility. The Credit Facility provides that Term Loan B bears interest at a rate equal to the greater of (i) the prime rate plus 8.5% or (ii) 13.25%. In the event that our consolidated earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility for the year ending December 31, 2005 exceeds $70 million, Term Loan B shall bear interest on the principal amount outstanding on such date at the interest rate applicable to Term Loan A effective February 14, 2006. The maturity date of the Credit Facility remains at September 4, 2007. At December 31, 2004, the interest rates on the Revolver, Term Loan A and Term Loan B were 6.75%, 10.0% and 13.75%, respectively.

In April 2005, we amended our Credit Facility to provide an additional $25 million term loan (“Term Loan C”). The terms and conditions relating to Term Loan C are identical to the terms and conditions, including the rate of interest payable on Term Loan B, which we obtained in November 2004. Our Credit Facility was also amended in April 2005 in order to reduce the consolidated earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, applicable to the twelve month period ended December 31, 2004 and the respective twelve month periods ended each month thereafter through April 30, 2005. As a result of this amendment, we were in compliance with this covenant as of December 31, 2004 but can provide no assurance that we will be able to comply with these debt covenants in the future or that, if we fail to do so, that we will be able to obtain amendments to or waivers of such covenants on commercially reasonable terms, if at all. This amendment also increased our debt incurrence ratio as set forth in the Credit Facility for the months of April and May of 2005. In addition, we obtained the consent of our lenders to file our financial statements for the year ended December 31, 2004 on or before April 20, 2005 and we delivered these financial statements on April 18, 2005. As a result of this consent, we were in compliance with the requirements of our Credit Facility relating to the delivery of our financial statements at December 31, 2004.

The amount available under the $90 million Revolver may be reduced based on a calculation of Revolver collateral and may be limited by a debt incurrence ratio as set forth in the Credit Facility. At December 31, 2004, $80.1 million of Revolver collateral was available. Approximately $38.1 million of the Revolver was committed under letters of credit primarily related to the settlement of insurance claims. At December 31, 2004, $3.0 million was outstanding under the Revolver. Accordingly, we had approximately $39.0 million available under the Revolver as of December 31, 2004 and $36.0 million available as of April 13, 2005.

In 2004, we entered into notes payable of approximately $31.3 million with third parties to finance substantially all of our insurance premiums and self-insured losses for 2004. In January 2005, we financed through notes payable with third parties approximately $8.0 million of our insurance premiums and self-insured losses for 2005 and utilized approximately $10.0 million of availability under our Revolver to finance additional premiums and self-insured loss payments. As a result, availability under the Revolver was reduced by approximately $10.0 million in January 2005 for insurance and claims expenses. In 2004, we were not required to utilize availability under the Revolver for this purpose.

The Credit Facility agreement sets forth a number of affirmative, negative and financial covenants that are binding on us. The negative covenants limit our ability to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on our capital stock. The financial covenants require us to maintain a minimum consolidated earnings threshold and also include leverage and fixed charge coverage ratios.

Though we were in compliance with the various covenants set forth in the Credit Facility (as amended in April 2005) at December 31, 2004, there can be no assurance that we will be able to comply with these or other debt covenants or that, if we fail to do so, we will be able to obtain amendments to or waivers of such covenants. Failure to comply with covenants contained in our debt instruments, if not waived, or failure to adequately service our debt obligations, could result in a default under the Credit Facility. Any default under the debt instruments, particularly any default that results in an acceleration of indebtedness or foreclosure on collateral, could have a material adverse effect on us.

Borrowings under the Credit Facility are secured by a first priority security interest on our assets, including a pledge of stock of certain subsidiaries. In addition, certain of our subsidiaries jointly and severally guarantee the obligations under the Credit Facility.

Senior Notes

On September 30, 1997, we issued $150 million of 8⅝% senior notes (the “Notes”) through a private placement. Subsequently, the Notes were registered with the Securities and Exchange Commission. The net proceeds from the Notes were used to fund the acquisition of Ryder Automotive Carrier Services, Inc. and RC Management Corp., pay related fees and expenses, and reduce outstanding indebtedness. The Notes are payable in quarterly installments of interest only, and mature on October 1, 2007.

Borrowings under the Notes are general unsecured obligations of Allied Holdings, Inc. The obligations under the Notes are guaranteed by substantially all of our subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional and there are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to our company. Allied Holdings, Inc. owns 100% of the Guarantor Subsidiaries. The following companies (the “Nonguarantor Subsidiaries”) do not guarantee our obligations under the Notes:

•	Haul Insurance Ltd.;

•	Arrendadora de Equipo Para el Transporte de Automoviles, S. de R.L. de C.V.;

•	Axis Logistica, S. de R.L. de C.V.

The combined balance sheet information, combined statement of operations information and combined statement of cash flows information for the Guarantor Subsidiaries and the Nonguarantor Subsidiaries are presented in Note 21 of the consolidated financial statements.

The Notes set forth a number of negative covenants, which are binding on us. The covenants limit our ability to, among other things, purchase or redeem stock, make dividend or other distributions, make investments, and incur or repay debt (with the exception of payment of interest or principal at stated maturity). A negative covenant in the Notes limits our ability to incur additional indebtedness beyond the indebtedness which existed as of the date the Notes were issued pursuant to our primary credit facility as of such date and any amendments, restatements, modifications, renewals, replacements or refinancing of such credit facility.

As of December 31, 2004, we had the ability to incur an additional $41.7 million of indebtedness through obtaining additional term loans, revolver availability or otherwise increasing our indebtedness. As of April 13, 2005, after giving effect to Term Loan C, the Company had the ability to incur $20.9 million of additional indebtedness.

Future maturities of long-term debt, excluding the Revolver, which is classified as current, are as follows at December 31, 2004 (in thousands):

2005	$13,500
2006	13,500
2007	221,266

$248,266

Contractual Obligations and Letters of Credit

We set forth in the table below our minimum contractual obligations as of December 31, 2004 (in thousands). Other than the long-term debt obligations, these obligations are not recorded in our consolidated balance sheet.

		Payments Due In
Contractual Obligations	Total	2005	2006-2007	2008-2009	Thereafter
Long-Term Debt Obligations (1)	$251,238	$16,472	$234,766	$—	$—
Operating Lease Obligations	36,614	12,539	17,921	5,850	304
Purchase Obligations (2)	98,513	10,329	21,043	21,538	45,603

	$386,365	$39,340	$273,730	$27,388	$45,907

(1)	Long-term debt obligations in the table above exclude interest payable. Also, the amounts due in 2005 include the Revolver. Though the Revolver matures in September 2007, it is classified as current in the consolidated balance sheet.

(2)	This obligation relates to the previously mentioned IBM agreement. In April 2001, we entered into a five-year commitment with IBM whereby IBM would provide our mainframe computer processing services. In December 2003, we amended this agreement. The amended agreement is a ten-year commitment, commencing February 2004, for IBM to provide additional services to manage applications for EDI, network services, technical services, and applications development and support. The agreement includes outsourcing at prices defined within the agreement.

At December 31, 2004, we had agreements with third parties to whom we have issued $121.0 million of letters of credit primarily relating to settlements of insurance claims and reserves and support for a line of credit at one of the Company’s foreign subsidiaries. Of the $121.0 million, $38.1 million of these letters of credit are issued by us and are secured by available borrowings on the Credit Facility and $82.9 million are issued by our wholly owned captive insurance subsidiary, Haul Insurance Limited and are collateralized by $82.9 million of restricted cash and cash equivalents held by this subsidiary. We renew these letters of credit annually. The amount of letters of credit that we may issue under our Credit Facility may not exceed $50 million. Since we had utilized $38.1 million of this availability at December 31, 2004, the remaining letter of credit availability under our Credit Facility as of December 31, 2004 was $11.9 million.

As part of the previously disclosed settlement agreement with Ryder System Inc. (“Ryder”), we have a letter of credit in favor of Ryder for $8.5 million, which is included in the $38.1 million letters of credit under the Revolver. As previously agreed, we increased the letter of credit by $1 million for the first quarter of 2005 to bring the total to $9.5 million. Ryder may only draw the letter of credit if we fail to pay workers’ compensation and liability claims assumed by us in the Ryder Automotive Group acquisition. We have provided the letter of credit in favor of Ryder because Ryder has issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims assumed by us. Under the agreement, an actuarial valuation is to be made to determine the remaining outstanding amount as of March 31, 2005 and periodically thereafter, of workers’ compensation and liability claims assumed by us and the letter of credit issued by us in favor of Ryder will be adjusted accordingly. The parties are in the process of selecting a mutually agreeable actuary to perform this valuation.

Off-Balance Sheet Arrangements

The amounts for operating leases reflected in the table above under “Contractual Obligations and Letter of Credit,” represent future minimum lease payments of $36.6 million under noncancelable operating leases at December 31, 2004. See Note 11, Lease Commitments, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Disclosures About Market Risks

We face several risks, some of which we discuss in “Item 1. Business” under the heading “Factors Which May Affect Future Results.” The market risks inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in interest rates, fuel prices, self-insured claims and foreign currency exchange rates.

Fuel Prices

Allied Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as the weather, government policies, and changes in global demand and global production. To reduce the price risk caused by market fluctuations, Allied Automotive Group periodically purchases fuel in advance of consumption. A 10% increase in diesel fuel prices would increase costs by $5.7 million over the next twelve months assuming levels of fuel consumption in the next twelve months are consistent with the third quarter of 2004. This increase in costs would be partially offset by our fuel surcharge arrangements with our customers. Currently, we have in place fuel surcharges with substantially all of our customers. However, the fuel surcharges in regard to a single customer who comprised approximately 35% of the Company’s 2004 revenues may be terminated at any time at the sole discretion of this customer.

Interest Rates

We primarily issue long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. The majority of our long-term debt obligations bear a fixed rate of interest. The portion of the long-term debt obligations that does not bear a fixed rate of interest has an interest rate that varies based on LIBOR or the prime rate or may fluctuate within a three percentage point range based on our leverage, as defined in the agreement. At December 31, 2004, approximately $101.2 million of our debt was subject to variable rates of interest. The impact of a three-percentage point increase in interest rates would be an increase in annual interest expense of approximately $3.0 million.

Risk Management Retention

Because we retain liability for a significant portion of our risks, an increase in the number or severity of accidents, on the job injuries, other loss events over those anticipated, or adverse development of existing claims including wage and medical cost inflation could have a material adverse effect on our profitability. While we currently have insurance coverage for claims above our retention levels, there can be no assurance that we will be able to obtain insurance coverage in the future.

We currently utilize an inner-aggregate, which is a deductible subject to an annual limit, in certain insurance programs. We currently use the inner-aggregate only for our initial layer of excess insurance whereby losses in the excess layer that are within the inner-aggregate amount are retained by us up to an amount equal to the inner-aggregate’s annual limit. Once the annual limit is met, the deductible is no longer in effect.

We retain up to $1 million liability for automobile liability claims in the U.S. with no aggregate limit and have a $7 million inner-aggregate deductible for claims that exceed $1 million, but are less than $5 million per occurrence. In Canada, we retain liability up to CDN $500,000 for each claim for personal injury and property damage and have a CDN $500,000 inner-aggregate limit for losses from CDN $500,000 to CDN $1 million. Additionally, we retain liability of up to $250,000 for each cargo damage claim in the U.S. and up to CDN $250,000 for each cargo damage claim in Canada. These retentions and deductibles were effective January 1, 2004 and remain in effect for the insurance year commencing January 1, 2005.

Foreign Currency Exchange Rates

Though we operate primarily in the U.S., we do own foreign subsidiaries, the most significant being Allied Systems (Canada). The net investments in our foreign subsidiaries translated into U.S. dollars using the rate of exchange in effect at December 31, 2004, was $97.7 million. The potential impact on other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates approximates $9.8 million.

At December 31, 2004, we had an intercompany payable balance of $28.3 million denominated in U.S. dollars recorded on our Canadian subsidiary’s balance sheet. The potential impact from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance would be a $2.8 million charge or credit to the income statement. We do not use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates.

Inflation

While we may have been subject to some measure of inflation, we do not believe that this has impacted our results significantly. In addition, it would be difficult to isolate such effects on our operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated.

A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 2 of the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined.

We consider the following to be our critical accounting policies and estimates:

Claims and insurance reserves – As detailed above in “Disclosures About Market Risks – Risk Management Retention,” we retain liability for a significant portion of our risks through self-insured retentions and/or deductibles. Claims and insurance reserves reflect the estimated cost of claims for workers’ compensation, cargo loss and damage, automobile and general liability, and products liability losses that are not covered by insurance. Amounts that we estimate will be paid within the next year have been classified as current in “accrued liabilities” in our consolidated balance sheet while the long-term portion is included in “other long-term liabilities.” Costs related to these reserves are included in the statement of operations in “insurance and claims” expense, except for workers’ compensation, which is included in “salaries, wages, and fringe benefits.”

We utilize a third-party claims processor, who works under our direction, and third-party actuarial valuations to assist in the determination of the majority of our claims and insurance reserves. The third-party claims administrator sets claims reserves on a case-by-case basis. The third-party actuary utilizes the aggregate data from those reserves, along with historical paid and incurred amounts, to determine, by loss year, the projected ultimate cost of all claims, reported and not yet reported, including possible adverse developments. Our product liability claims reserves are set on a case-by-case basis by our claims administrators in conjunction with legal counsel handling the claims, and include an estimate for claims incurred but not yet reported. We track cargo claims and record reserve amounts on a case-by-case basis. The reserve for cargo claims includes an estimate of incurred but not reported claims.

The process of determining reserves for all losses is subject to our evaluation of accident frequency, the nature and severity of claims, litigation risks and historical claims experience adjusted for current industry trends. The claims and insurance reserves are adjusted periodically as such claims develop to reflect changes in estimates made by our third-party claims processors and changes in actuarial estimates by our third-party actuary based on actual experience. Changes in the estimate of these accruals are charged or credited to expense in the period determined. If we were to use different assumptions or if different conditions occur in future periods, future operating results or liquidity could be materially impacted. Prior to the fourth quarter of 2004, the estimates for workers compensation, automobile and general liability and product liability losses were discounted to their present value using our estimate of weighted-average risk free interest rates for each claim year. However, in the fourth quarter of 2004 we determined that the continuing adverse development of our aged claims was such that we could no longer reliably determine our self-insurance reserves on a discounted basis. This change in estimate resulted in a charge of $11.0 million in the fourth quarter of 2004.

Based on self-insurance accruals at December 31, 2004, if our estimate of unpaid claims were increased by 5%, the accrual and operating loss would have increased by approximately $5.2 million.

Accounts receivable valuation reserves — Substantially all our revenue is derived from transporting new automobiles, SUVs, and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. We record revenues when vehicles are delivered to the dealerships. We make significant estimates to determine the collectibility of our accounts receivable on the balance sheet. Estimates include assessments of the potential for customer billing adjustments based on the timing of delivery, the accuracy of pricing, as well as evaluations of the historical aging of customer accounts. In addition, estimates include periodic evaluations of the credit worthiness of customers including the impact of market and economic conditions on their ability to honor their obligations to us. If significant billing adjustments or the financial condition of a major customer were to deteriorate, additional allowances may be required. Accounts receivable balances at December 31, 2004 and 2003 were $57.3 million and $52.0 million, respectively, net of allowances for doubtful accounts of $2.2 million and $3.6 million, of December 31, 2004 and 2003, respectively.

Accounting for income taxes — As part of the process of preparing our consolidated financial statements, we are required to determine income taxes related to each of the jurisdictions in which we operate. This process involves estimating current tax exposure, together with assessing temporary differences resulting from differing treatments of items for tax versus financial reporting purposes. These differences result in deferred tax assets and liabilities in our consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period in which such change in estimate was made.

At December 31, 2004, we had federal net operating loss carryforwards of $41.9 million that expire between 2021 and 2024. We had federal capital loss carryforwards of $3.6 million that expire in 2007. In addition, $5.9 million of tax credit carryforwards are available to reduce future income taxes. Of the tax credit carryforwards, $5.2 million consists of foreign tax credits that expire from 2011 to 2014, and $0.7 million consists of alternative minimum tax credits that have no expiration.

In the normal course of business, we are subject to audits from the federal, state, Canadian provincial and other tax authorities regarding various tax liabilities. We record refunds from audits when receipt is assured and record assessments when a loss is probable and estimable. These audits may alter the timing or amounts of taxable income or deductions or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amounts accrued.

The Canadian taxing authorities are in the process of closing their examination of our Canadian income tax returns for the years 1998 through 2000. The examination resulted in additional tax assessments that are included in our current income tax expense for 2004. The related interest is included in interest expense.

Pension and postretirement benefits — Our pension and other postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. These assumptions include discount rates, healthcare cost trend rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates, and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect the expense we recognize and obligation we record in such future periods. We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our third-party actuaries and other advisors and information as to historical experience and performance. Differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expense. Disclosure of the significant assumptions used in calculating the 2004 net pension expense is presented in Note 14, “Employee Benefit Plans,” in the Notes to Consolidated Financial Statements. We have estimated that an increase or decrease of 0.25% in the discount factor or rate of return on assets used in the calculation of the projected 2005 net periodic pension expense would not have a significant effect.

Property and equipment — We operate approximately 3,700 company-owned Rigs. These Rigs are our revenue-earning equipment that we use to transport motor vehicles for our customers. Property and equipment, including these Rigs, are stated at cost less accumulated depreciation and any impairment charges. We compute depreciation by taking the cost of these assets less the residual value and dividing the result by the estimated useful lives of these assets. This method of depreciation is referred to as the straight-line method. We also evaluate the carrying value of these long-lived assets for impairment by analyzing the operating performance and future cash flows of these assets, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, including the need to adjust the carrying value of the underlying assets if the sum of the expected cash flows is less than the carrying value. Our evaluation of the carrying values can be impacted by our projection of future cash flows, the level of actual cash flows, the salvage values, the methods of estimation used for determining fair values and the impact of guaranteed residuals. Any changes in our judgments could impact our estimates of annual depreciation expense and impairment charges.

Goodwill — We adopted SFAS No. 142 as of January 1, 2002. In accordance with SFAS No. 142, we do not amortize goodwill but instead we evaluate it annually for impairment and will evaluate it between annual tests if an event occurs or circumstances change which indicate that the carrying value of reporting unit goodwill might be impaired. We complete our annual impairment tests in the fourth quarter of each year and generally recognize an impairment loss when the carrying value of reporting unit goodwill exceeds the unit’s estimated fair value. The fair value of goodwill is derived by using a discounted cash flow analysis. This analysis involves estimates and assumptions by management regarding future sales volume, prices, inflation, expenses and capital spending, appropriate discount rates, exchange rates, tax rates and other factors. We believe that the estimates and assumptions are reasonable, and that they are consistent with the assumptions, which the reporting units use for internal planning purposes. However, significant judgment is involved in estimating these factors and they include inherent uncertainties. If we had used other estimates and assumptions, the analysis could have resulted in different conclusions regarding the amount of goodwill impairment, if any. Furthermore, additional future impairment losses could result if actual results differ from those estimates.

Factors Which May Affect Future Results

The risks and uncertainties, which could either individually or together, affect our future financial condition and results of operations include those set forth in this Annual Report on Form 10-K in “Item 1. Business — Factors Which May Affect Future Results.”

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC issued a rule that allows companies to implement SFAS No. 123R as of the beginning of fiscal years beginning after June 15, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of this standard, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are currently evaluating the requirements of SFAS No. 123R and expect the adoption of this standard will result in amounts that are similar to our current pro forma disclosures under SFAS No. 123 and will adopt this standard in 2006.

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 allows an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We expect to complete our evaluation of the impact of the repatriation provisions by the second quarter of 2005. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. However, we do not expect the impact to be significant.

In May 2004, the FASB issued FSP No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the Act) in response to a new law regarding prescription drug benefits under Medicare (Medicare Part D) and a Federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, requires that changes in relevant law be considered in measurement of postretirement benefit costs. We have determined that the enactment of the Act was not a significant event with respect to our plans, and, accordingly, as required by FSP 106-2, the effects of the Act are incorporated into our December 31, 2004 measurement of the plans’ benefit obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required under this item is provided under the caption “Disclosures About Market Risks” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data are set forth beginning on page F-1 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this annual report, Allied, under the supervision and with the participation of Allied’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of Allied’s disclosure controls and procedures (as defined in Sections 13a -15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Allied’s disclosure controls and procedures were effective as of December 31, 2004, in alerting them in a timely manner of material information required to be included in Allied’s periodic Securities and Exchange Commission filings.

(b) Changes in Internal Control over Financial Reporting: In connection with the completion of its audit of, and the issuance of an unqualified report on, our consolidated financial statements for the year ended December 31, 2003, KPMG LLP advised the Audit Committee and management of certain deficiencies in our internal control over financial reporting that KPMG considered to be a “reportable condition” under the standards established by the American Institute of Certified Public Accountants. The reportable condition related to the analysis, evaluation and review of financial information included in our financial statements. As a result, certain financial information and disclosures were not presented appropriately and required restatement. Certain of these matters related to our classification of (1) cash and cash equivalents and short-term investments, (2) our revolving credit facility, (3) certain other items related to our pension assets and obligations, and (4) deferred income taxes.

KPMG and management discussed the reportable condition with the Audit Committee. We reclassified certain items and restated the consolidated balance sheet as of December 31, 2002, and the consolidated statements of cash flows for the years ended December 31, 2002 and 2001 disclosed in our Form 10-K for the year ended December 31, 2003. We also reclassified certain items and restated the consolidated statements of cash flows for the first quarter of

2003 in order to more clearly present our financial position and comply with generally accepted accounting principles.

In connection with the preparation of the Quarterly Report on Form 10-Q for the three months ended March 31, 2004, management, in consultation with KPMG, determined that certain items in our consolidated statements of cash flows relating to our borrowings and repayments in connection with certain insurance financing arrangements should be classified as cash flows from financing activities. In previous filings, we had shown such items as cash flows from operating activities.

Subsequent to this reclassification, in connection with the preparation of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, we determined, after further evaluating our insurance financing arrangements, that certain additional adjustments were required. These adjustments resulted in changes to the proceeds from and repayments of insurance financing arrangements included in cash flows from financing activities previously reported for the three months ended March 31, 2004 and 2003. We also concluded that certain additional insurance financing arrangements should be presented in the balance sheet on a gross basis, as assets and liabilities, rather than on a net basis. Additionally, we concluded that funds deposited with and funds returned from our insurance carriers related to our insurance arrangements should be disclosed as cash flows from investing activities rather than cash flows from operating activities.

In connection with the preparation of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 we, in consultation with KPMG, identified certain adjustments related to prior quarters of 2004 and to prior years. Upon identification, we adjusted these items during the third quarter of 2004. The investigation and analyses of these adjustments contributed to the delay in the filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. We believe that these adjustments were not material to the consolidated financial statements of any prior period and were not material to the consolidated financial statements for quarter ended September 30, 2004.

In connection with the review of the Quarterly Report on Form 10-Q for the quarters ended June 30, 2004, and September 30, 2004, KPMG advised the Audit Committee and management that KPMG had identified deficiencies in our analysis, evaluation and review process for financial reporting. KPMG has informed the Audit Committee and management that it believes such deficiencies are a “material weakness” in our internal control over financial reporting, with respect to our analysis, evaluation and review of financial information included in our financial reporting.

In response to the material weakness, we undertook a rigorous review and, where necessary, we revised our accounting policies and procedures to ensure that all reasonable steps had been taken to address and correct the material weakness identified by KPMG. As part of this process, we hired an external consultant to assist us in reviewing and revising our policies and procedures, hired a new Chief Financial Officer, replaced our Corporate Controller in January 2005, staffed a new role of Vice President, Finance and Accounting and added several other accounting professionals in February and March 2005. We believe that these and other steps have established the appropriate foundation upon which to remediate this material weakness as processes, including regular evaluation and management reviews, are strengthened and are put in place operationally over a reasonable period of time.

In connection with the audit of our Consolidated Financial Statements for the year ended December 31, 2004, KPMG acknowledged to the Audit Committee and management that they have observed that we have added significant resources to improve processes and controls over the analysis, evaluation and review of financial information included in the financial reporting process. However, KPMG indicated that the material weakness still exists as of December 31, 2004 and the effectiveness of these controls can only be evaluated after they have been in place and operating for a significant period of time.

We can provide no assurances that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be discovered in the future. If we fail to remediate the material weakness identified by our independent auditors, or if we have difficulties in implementing or fail to implement new or improved controls that are required as a result of the material weakness, our operating results or customer relationships could be adversely affected or we may fail to meet our SEC reporting requirements or our financial statements may contain a material misstatement.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives or of preventing fraud due to its inherent limitations, regardless of how well designed or implemented. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of these limitations, there is a risk that material misstatements or instances of fraud may not be prevented or detected on a timely basis by our internal control over financial reporting.

Other than the items identified above, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Since we are not an accelerated filer (as defined in Exchange Act Rule 12b-2), we will conduct the initial assessment of our internal control over financial reporting mandated by Section 404 of the Sarbanes-Oxley Act of 2002 and will report on that annual assessment in our Annual Report on Form 10-K for the year ending December 31, 2006. That process, which is in its initial stages, could identify significant deficiencies or material weaknesses not previously reported.

Item 9B. Other Information

     None

PART III

Certain information required by Part III is omitted from this report since we will file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such information does not include the Compensation Committee Report, the Performance Graph or the Audit Committee Report included in the Proxy Statement.

Item 10. Directors and Executive Officers of the Registrant

The information concerning our directors required by this Item is incorporated herein by reference to our Proxy Statement in the section entitled “Proposal 1. Election of Directors and Information Regarding Directors.” The information concerning our executive officers required by this Item is incorporated herein by reference to Part I — “Executive Officers of the Registrant” of this Annual Report on Form 10-K.

The information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to our Proxy Statement in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement in the section entitled “Executive Compensation,” provided, however that the sub-sections entitled “Compensation – Nominating Report on Executive Compensation” and “Performance Graph” are specifically excluded and are not incorporated herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our Proxy Statement in the section entitled “Common Stock Ownership by Management and Certain Beneficial Owners.”

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement in the section entitled “Independent Public Accountants.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

     (1) Financial Statements:

     (2) Financial Statement Schedules:

INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2004, 2003, and 2002	S-1

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (3) Exhibits: The list of exhibits required by this item is set forth in “(c) Exhibits” below.

     (b) Exhibits.

     Exhibit Index filed as part of this report

Exhibit
No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Registration Statement on Form S-1 (File Number 33-66620) filed with the Commission on July 28, 1993, as amended on September 2, 1993 and September 17, 1993 and deemed effective on September 29, 1993).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 16, 2001).

4.1	Form of certificate representing shares of the Company’s common stock (incorporated by reference from Registration Statement on Form S-1 (File Number 33-66620) filed with the Commission on July 28, 1993, as amended on September 2, 1993 and September 17, 1993 and deemed effective on September 29, 1993).

4.2	Indenture by and among the Company, the Guarantors listed therein, and The First National Bank of Chicago, as Trustee, dated September 30, 1997 (incorporated by reference from Registration Statement on Form S-4 (File Number 333-37113) filed with the Commission on October 3, 1997).

Exhibit
No.	Description
4.3	Amended and Restated Financing Agreement, dated as of September 4, 2003, by and among Allied Holdings, Inc., Allied Systems, Ltd. (L.P.), each subsidiary of Allied Holdings, Inc. listed as a “Guarantor” on the signature pages thereto, each of the lenders from time to time party thereto as a Lender, Ableco Finance LLC, as collateral agent, and Wells Fargo Foothill, Inc., as administrative agent (incorporated by reference from the Current Report on Form 8-K filed with the Commission on September 5, 2003).

4.3(a)	First Amendment, dated November 23, 2004 to the Amended and Restated Financing Agreement, dated as of September 4, 2003, by and among Allied Holdings, Inc., Allied Systems, Ltd. (L.P.), each subsidiary of Allied Holdings, Inc. listed as a “Guarantor” on the signature pages thereto, each of the lenders from time to time party thereto as a Lender, Ableco Finance LLC, as collateral agent, and Wells Fargo Foothill, Inc., as administrative agent (incorporated by reference from the Current Report on Form 8-K filed with the Commission on November 29, 2004).

4.3(b)*	Second Amendment, dated April 13, 2005 to the Amended and Restated Financing Agreement, dated as of September 4, 2003, by and among Allied Holdings, Inc., Allied Systems, Ltd, (L.P.), each subsidiary of Allied Holdings, Inc. listed as a “Guarantor” on the signature pages thereto, each of the lenders from time to time party thereto as a Lender, Ableco Finance LLC, as collateral agent, and Wells Fargo Foothill, Inc., as administrative agent.

10.1†	Amended and Restated Long Term Incentive Plan of Allied Holdings, Inc. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 16, 2001).

10.2†	Allied Holdings, Inc. 401(k) Retirement Plan and Defined Benefit Pension Plan and Trust (incorporated by reference from Registration Statement on Form S-8 (File Number 33-76108) filed with the Commission on March 4, 1994).

10.3†	Allied Holdings, Inc. Deferred Compensation Plan (incorporated by reference from Registration Statement on Form S-8 (File Number 333-51102) filed with the Commission on December 1, 2000).

10.4†	Allied Holdings, Inc. Amended and Restated 1999 Employee Stock Purchase Plan, as amended through June 19, 2003 (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on August 12, 2003).

10.5	Intentionally Omitted.

10.6	Intentionally Omitted.

10.7	Intentionally Omitted.

10.8†	Employment Agreement between Allied Holdings, Inc. and Hugh E. Sawyer (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on August 14, 2001).

10.8(a)†	First Amendment to Employment Agreement between Allied Holdings, Inc. and Hugh E. Sawyer (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).

10.8(b) †	Second Amendment to Employment Agreement between Allied Holdings, Inc. and Hugh E. Sawyer (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on May 17, 2004).

10.9†	Employment Agreement between Allied Holdings, Inc. and Thomas King (incorporated by reference from the Current Report on Form 8-K filed with the Commission on January 27, 2005).

10.10†	Amended and Restated Employment Agreement between Allied Holdings, Inc. and Thomas Duffy (incorporated by reference from the Current Report on Form 8-K filed with the Commission on January 27, 2005).

10.11†	Employment Agreement between Allied Holdings, Inc. and Robert J. Rutland (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).

10.11(a) †	First Amendment to Employment Agreement between Allied Holdings, Inc. and Robert J. Rutland (incorporated by reference from the Current Report on Form 8-K filed with the Commission on January 27, 2005).

Exhibit
No.	Description
10.12†*	Employment Agreement between Allied Holdings, Inc. and Guy Rutland IV.

10.13	Intentionally Omitted.

10.14	Summary of Financial Terms of Collective Bargaining Agreement with the International Brotherhood of Teamsters in the United States, effective June 1, 2003 (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on August 12, 2003).

10.15**	Agreement between Allied Automotive Group, Inc. and UPS Autogistics, Inc., as amended (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001).

10.15(a)**	Amendment No. 2 to Agreement between Allied Automotive Group, Inc. and UPS Autogistics, Inc. (incorporated by reference from the Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002).

10.16**	Agreement between the Company and DaimlerChrysler Corporation (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 16, 2001).

10.16(a)**	Amendment to Agreement between the Company and DaimlerChrysler Corporation (incorporated by reference from the Annual Report on Form 10-K filed with the Commission on March 27, 2003).

10.16(b)**	Amendment dated October 29, 2004 to the Agreement between the Company and DaimlerChrysler Corporation (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2004).

10.17**	Agreement between the Company and General Motors Corporation (incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2004).

10.18**	Amendment to Agreement between the Company and General Motors dated March 18, 2005.

10.19**	Amendment to Agreement between the Company and General Motors dated April 6, 2005.

10.20*	Agreement between the Company and Toyota.

10.21**	Amendment to Agreement between the Company and Toyota.

10.22**	Agreement between the Company and Honda.

10.23	IBM Global Services National Agreement between Allied Holdings, Inc. and International Business Machines Corporation, dated April 1, 2001 (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 27, 2002).

10.23(a)	Amendment No. 4 to the IBM Global Services National Agreement between Allied Holdings, Inc. and International Business Machines Corporation, effective February 1, 2004 (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on April 13, 2004).

21.1	Subsidiaries of Allied Holdings, Inc. (incorporated by reference from the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on April 13, 2004).

23.1*	Consent of KPMG LLP.

24.1*	Powers of Attorney (included within the signature page of this Report).

31.1*	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Thomas H. King.

32.1*	Section 1350 Certification by Hugh E. Sawyer.

32.2*	Section 1350 Certification by Thomas H. King.

99.1	Charter of the Audit Committee of the Board of Directors (incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2004).

99.2	Charter of the Compensation and Nominating Committee of the Board of Directors (incorporated by reference from the Company’s

Exhibit
No.	Description
Annual Report on Form 10-K filed with the Commission on April 13, 2004).

99.3	Allied Holdings, Inc. Code of Conduct (incorporated by reference from the Company’s Annual Report on Form 10-K filed with the Commission on April 13, 2004).

*	Filed herewith.

**	Confidential treatment has been requested and/or granted with respect to portions of this exhibit.

†	Management contract, compensatory plan or arrangement.

(c)	Financial Statement Schedules. The list of exhibits required by this item is set forth above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HOLDINGS, INC.

Date: April 15, 2005
	By:	/s/ HUGH E. SAWYER

Hugh E. Sawyer,
President and
Chief Executive Officer

Date: April 15, 2005
	By:	/s/ THOMAS H. KING

Thomas H. King,
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

Signature	Title	Date
/s/ ROBERT J. RUTLAND	Chairman and Director	April 15, 2005

Robert J. Rutland

/s/ GUY W. RUTLAND, III	Chairman Emeritus and Director	April 15, 2005

Guy W. Rutland, III

/s/ HUGH E. SAWYER	President, Chief Executive Officer and Director	April 15, 2005

Hugh E. Sawyer

/s/ DAVID G. BANNISTER	Director	April 15, 2005

David G. Bannister

/s/ WILLIAM P. BENTON	Director	April 15, 2005

William P. Benton

/s/ THOMAS E. BOLAND	Director	April 15, 2005

Thomas E. Boland

/s/ GUY W. RUTLAND, IV	Senior Vice President and Director	April 15, 2005

Guy W. Rutland, IV

/s/ J. LELAND STRANGE	Director	April 15, 2005

J. Leland Strange

/s/ BERNER F. WILSON, JR.	Director	April 15, 2005

Berner F. Wilson, Jr.

/s/ ROBERT R. WOODSON	Director	April 15, 2005

Robert R. Woodson

Report of Independent Registered Public Accounting Firm

The Board of Directors
Allied Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Allied Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)(i) of the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/   KPMG LLP
Atlanta, Georgia
April 15, 2005

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(In thousands)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,516	$2,148
Restricted cash and cash equivalents	27,378	26,267
Receivables, net of allowances of $2,156 and $3,575 in 2004 and 2003, respectively	57,309	51,990
Inventories	4,649	4,983
Deferred income taxes	4,632	21,014
Prepayments and other current assets	12,414	15,645

Total current assets	108,898	122,047
Property and equipment, net	135,635	155,573
Goodwill, net	83,977	90,203
Other assets:
Restricted cash and cash equivalents	55,502	55,817
Other noncurrent assets	37,520	36,423

Total other assets	93,022	92,240

Total assets	$421,532	$460,063

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Current maturities of long-term debt	$13,500	$16,374
Borrowings under revolving credit facility	2,972	—
Accounts and notes payable	34,690	37,499
Accrued liabilities	85,463	81,237

Total current liabilities	136,625	135,110

Long-term debt, less current maturities	234,766	230,126
Postretirement benefits other than pensions	5,082	5,302
Deferred income taxes	16,164	21,014
Other long-term liabilities	70,444	59,697
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, no par value. Authorized 5,000 shares; none outstanding	—	—
Common stock, no par value. Authorized 20,000 shares; 8,919 and 8,764 shares outstanding at December 31, 2004 and December 31, 2003, respectively	—	—
Additional paid-in capital	48,421	47,511
Treasury stock, 139 shares at cost at December 31, 2004 and 2003	(707)	(707)
Accumulated deficit	(88,907)	(35,024)
Accumulated other comprehensive loss, net of tax	(356)	(2,966)

Total stockholders’ (deficit) equity	(41,549)	8,814

Total liabilities and stockholders’ (deficit) equity	$421,532	$460,063

See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003 and 2002
(In thousands, except per share data)

	2004	2003	2002
Revenues	$895,213	$865,463	$898,060

Operating expenses:
Salaries, wages, and fringe benefits	488,728	469,540	483,545
Operating supplies and expenses	162,266	138,512	138,542
Purchased transportation	111,214	99,604	99,109
Insurance and claims	40,821	38,168	43,500
Operating taxes and licenses	29,804	30,376	33,583
Depreciation and amortization	42,943	45,556	54,880
Rents	8,556	6,090	6,342
Communications and utilities	6,342	7,138	6,419
Other operating expenses	10,124	10,671	10,384
Impairment of goodwill	8,295	—	—
(Gain) loss on disposal of operating assets, net	(839)	1,325	748

Total operating expenses	908,254	846,980	877,052

Operating (loss) income	(13,041)	18,483	21,008

Other income (expense):
Interest expense	(31,355)	(29,138)	(30,627)
Investment income	1,136	3,172	2,463
Foreign exchange gains, net	1,929	3,169	108
Gain on early extinguishment of debt	—	—	2,750
Other, net	(191)	1,976	(265)

	(28,481)	(20,821)	(25,571)

Loss before income taxes and cumulative effect of change in accounting principle	(41,522)	(2,338)	(4,563)
Income tax (expense) benefit	(12,361)	(6,266)	1,129

Loss before cumulative effect of change in accounting principle	(53,883)	(8,604)	(3,434)
Cumulative effect of change in accounting principle, net of tax	—	—	(4,092)

Net loss	$(53,883)	$(8,604)	$(7,526)

Basic and diluted loss per common share:
Loss before cumulative effect of change in accounting principle:
Basic and diluted	$(6.15)	$(1.02)	$(0.41)
Cumulative effect of change in accounting principle, net of tax:
Basic and diluted	—	—	(0.50)

Net loss:
Basic and diluted	$(6.15)	$(1.02)	$(0.91)

Weighted average common shares outstanding:
Basic and diluted	8,757	8,475	8,301

See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
Years Ended December 31, 2004, 2003, and 2002
(In thousands)

							Accumulated
	Comprehensive			Additional		Retained	Other
	Income	Common Stock		Paid-in	Treasury	Earnings	Comprehensive
	(Loss)	Shares	Amount	Capital	Stock	(Deficit)	Income (Loss)	Total
Balance, December 31, 2001		8,274	$—	$46,520	$(707)	$(18,894)	$(8,922)	$17,997
Net loss	$(7,526)	—	—	—	—	(7,526)	—	(7,526)
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $ (316)	376	—	—	—	—	—	376	376
Minimum pension liability, net of income taxes of $509	(814)	—	—	—	—	—	(814)	(814)

Comprehensive loss	$(7,964)

Issuance of common stock		159	—	338	—	—	—	338
Compensation expense for restricted stock, net of forfeitures		(12)	—	(57)	—	—	—	(57)

Balance, December 31, 2002		8,421	—	46,801	(707)	(26,420)	(9,360)	10,314
Net loss	$(8,604)	—	—	—	—	(8,604)	—	(8,604)
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $ (3,974)	6,192	—	—	—	—	—	6,192	6,192
Minimum pension liability, net of income taxes of $ (126)	202	—	—	—	—	—	202	202

Comprehensive loss	$(2,210)

Issuance of common stock		161	—	450	—	—	—	450
Compensation expense for restricted stock, net of forfeitures		182	—	260	—	—	—	260

Balance, December 31, 2003		8,764	—	47,511	(707)	(35,024)	(2,966)	8,814
Net loss	$(53,883)	—	—	—	—	(53,883)	—	(53,883)
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $(256)	2,941	—	—	—	—	—	2,941	2,941
Minimum pension liability, net of income taxes of $0	(331)	—	—	—	—	—	(331)	(331)

Comprehensive loss	$(51,273)

Issuance of common stock		196	—	589	—	—	—	589
Compensation expense for restricted stock, net of forfeitures		(41)	—	321	—	—	—	321

Balance, December 31, 2004		8,919	$—	$48,421	$(707)	$(88,907)	$(356)	$(41,549)

See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003, and 2002
(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(53,883)	$(8,604)	$(7,526)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on early extinguishment of debt	—	—	(2,750)
Interest expense paid-in-kind	—	1,065	1,115
Amortization of deferred financing costs	2,797	3,697	4,004
Depreciation and amortization	42,943	45,556	54,880
Impairment of goodwill	8,295	—	—
(Gain) loss on disposal of assets and other, net	(839)	1,325	1,013
Foreign exchange gain, net	(1,929)	(3,169)	(108)
Cumulative effect of change in accounting principle	—	—	4,092
Deferred income taxes	11,275	6,914	(1,632)
Compensation expense related to stock options and grants	321	260	(57)
Amortization of Teamsters Union contract costs	—	1,000	2,400
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	(4,727)	8,378	13,667
Inventories	414	272	270
Prepayments and other assets	(3,272)	(158)	(7,623)
Accounts and notes payable	(1,747)	(3,512)	(166)
Accrued liabilities	13,860	(16,186)	(5,268)

Net cash provided by operating activities	13,508	36,838	56,311

Cash flows from investing activities:
Purchases of property and equipment	(22,542)	(18,555)	(21,786)
Proceeds from sales of property and equipment	3,040	685	4,725
(Increase) decrease in restricted cash and cash equivalents	(796)	(81,279)	5,289
Decrease in restricted investments	—	60,732	4,062
Funds deposited with insurance carriers	(32,072)	(22,680)	(6,000)
Funds returned from insurance carriers	34,995	19,560	6,000
Proceeds from sale of equity investment in joint venture	—	—	3,000
(Increase) decrease in the cash surrender value of life insurance	(27)	2	2,641

Net cash used in investing activities	(17,402)	(41,535)	(2,069)

Cash flows from financing activities:
Additions to (repayments of) revolving credit facility, net	2,972	(24,635)	(74,263)
Additions to long-term debt	20,000	99,875	82,750
Repayment of long-term debt	(18,234)	(78,280)	(47,535)
Payment of deferred financing costs	(475)	(3,038)	(9,262)
Proceeds from insurance financing arrangements	31,252	19,313	6,328
Repayments of insurance financing arrangements	(32,634)	(17,634)	(8,216)
Proceeds from issuance of common stock	589	450	338
Other, net	—	—	434

Net cash provided by (used in) financing activities	3,470	(3,949)	(49,426)

Effect of exchange rate changes on cash and cash equivalents	792	1,346	183

Net change in cash and cash equivalents	368	(7,300)	4,999
Cash and cash equivalents at beginning of year	2,148	9,448	4,449

Cash and cash equivalents at end of year	$2,516	$2,148	$9,448

See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003, and 2002

(1) Organization and Operations

Allied Holdings, Inc. (the Company or Allied), a Georgia corporation, is a holding company which operates through its wholly owned subsidiaries. The principal operating divisions of the Company are Allied Automotive Group, Inc. (Allied Automotive Group) and Axis Group, Inc. (Axis Group). Allied Automotive Group, through its subsidiaries, is engaged in the business of transporting automobiles, light trucks, and sport utility vehicles (“SUVs”) from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group, through its subsidiaries, is engaged in the business of securing and managing vehicle distribution services, automobile inspections, auction and yard management services, intra-modal transport, vehicle tracking, vehicle accessorization, and dealer preparatory services for the automotive industry.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

(b) Foreign Currency Translation

The Company’s functional currency is the local currency for each of its subsidiaries. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using current exchange rates in effect at the balance sheet date. Revenues and expenses are translated using average monthly exchange rates. The resulting translation adjustments are recorded as accumulated other comprehensive income (loss) in the accompanying consolidated statements of changes in stockholders’ (deficit) equity, net of related income taxes.

(c) Revenue Recognition and Related Allowances

Substantially all revenue is derived from transporting automobiles, light trucks, and SUVs from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships, providing vehicle rail-car loading and unloading services, providing yard management services, and other distribution and transportation support services to the pre-owned and new vehicle market. Revenue is recorded by the Company when the vehicles are delivered to the dealerships or when services are performed. The Company records an allowance for estimated customer billing adjustments based on the timing of delivery, the accuracy of pricing, as well as an allowance for doubtful accounts based on an evaluation of the historical aging of customer accounts. Included in receivables, net of allowances, are $3.6 million and $3.9 million of amounts due from other than trade customers as of December 31, 2004 and 2003, respectively.

(d) Cash and Cash Equivalents

Excluding restricted cash and cash equivalents, the Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.

(e) Restricted Cash, Cash Equivalents and Investments

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased. Restricted investments are classified as trading securities and are carried at their fair values based on the quoted market prices of those investments. Net realized and unrealized gains and losses on trading securities are included in net loss. Amounts are contractually restricted to secure outstanding letters of credit. See Note 4.

(f) Inventories

Inventories consist primarily of parts and supplies for servicing the Company’s tractors and trailers and are recorded at the lower of cost (on a first-in, first-out basis) or market. Inventories consisted of the following as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Parts	$3,576	$3,575
Shop supplies	388	677
Bulk fuel	475	430
Other	210	301

	$4,649	$4,983

(g) Tires on Tractors and Trailers

New or replacement tires on tractors and trailers are charged to operating supplies and expenses based on expected usage. The Company estimates the average useful life of a tire to be approximately two years. Tires with estimated remaining useful lives of one year or less are classified as current within prepayments and other current assets. Tires with estimated remaining useful lives in excess of one year are classified within other noncurrent assets.

(h) Property and Equipment

Property and equipment are stated at depreciated cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful lives of these assets are expensed. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which are as follows:

•	4 to 10 years for tractors and trailers;

•	6 years for costs capitalized as part of the remanufacturing program;

•	5 to 30 years for buildings, facilities and leasehold improvements; and

•	3 to 10 years for equipment, furniture and service cars.

(i) Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets to be held and used is measured by comparing their carrying amounts to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. No charges for impairment of long-lived assets were recorded during the years ended December 31, 2004, 2003 or 2002.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(j) Deferred Costs

Deferred financing costs related to the revolving credit facility and the Company’s Senior Notes are amortized using the straight-line method of amortization over the term of the related debt. The effective interest rate method is used to amortize the deferred financing costs related to the term loans (See Note 12). Deferred financing costs are included in other noncurrent assets net of accumulated amortization.

These deferred costs and the related accumulated amortization are shown below as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Cost	$15,235	$14,760
Accumulated amortization	(7,839)	(5,042)

Net	$7,396	$9,718

Charges relating to the amortization of deferred financing costs were $2.8 million, $3.7 million and $4.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. These charges are included in interest expense.

Pursuant to a collective bargaining agreement entered into in June 1999 between a subsidiary of the Company and the International Brotherhood of Teamsters (“IBT”), the Company paid its employees a lump sum payment as an inducement to enter into the agreement and to provide for lower base wage rates than the Company would otherwise have been required to pay in future years. The Company capitalized the lump sum payment and amortized it on a straight-line basis over the four-year life of the contract. These costs were fully amortized in May 2003. No inducement payments were made pursuant to the collective bargaining agreement that went into effect on June 1, 2003. Hence, there are no deferred costs relating to the Company’s collective bargaining agreement with the IBT as of December 31, 2004 and 2003. Charges relating to the amortization of the Teamsters union contract costs were $0, $1.0 million and $2.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(k) Equity Investments

The Company accounts for its investments under the equity method of accounting with its share of the ventures’ earnings or loss reflected in the consolidated statements of operations.

(l) Cash Surrender Value of Life Insurance

The Company maintains life insurance policies for certain current and former employees, directors and officers of the Company and records as a noncurrent asset the lesser of its interest in the policy (equal to net cash outlay for premiums less certain adjustments) as defined in the contractual arrangements or the cash surrender value of the policy. The Company receives its interest in cash upon the earlier of the death of the insured or the termination of the contractual arrangement. The insured’s beneficiary retains any proceeds in excess of the Company’s interest in the policies, net of any outstanding policy loans. The Company records the increase or decrease in its interest each year as a reduction or increase to premium expense. During the year ended December 31, 2002, the Company discontinued making premium payments on the policies for current directors and officers due to the enactment of the Sarbanes-Oxley Act of 2002; however, the contractual arrangements between the Company and the owners of the policies remain in effect and the Company continues to retain its interest in the policies. As permitted by the trustees representing the beneficiaries of the policies, current premiums due on these policies are being paid by increasing loans against the available cash surrender value.

(m) Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with SFAS No. 142, Goodwill and Other

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible Assets, goodwill and intangible assets acquired in a business combination and determined to have indefinite useful lives are not amortized, but instead are evaluated for impairment annually, and between annual tests if an event occurs or circumstances change which indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The fair value of goodwill is derived using a discounted cash flow analysis. This analysis involves estimates and assumptions by management regarding future sales volume, prices, inflation, expenses and capital spending, appropriate discount rates, exchange rates, tax rates and other factors. See Note 7.

In accordance with SFAS No. 142, intangible assets, other than those determined to have an indefinite life, are amortized to their estimated residual values on a straight-line basis over their estimated useful lives. These intangible assets are reviewed for impairment in accordance with SFAS No. 144.

(n) Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Values of Financial Instruments, requires disclosure of the information below about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of the following disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The amounts disclosed represent management’s best estimates of fair value. In accordance with SFAS No. 107, the Company has excluded certain financial instruments and other assets and liabilities from its disclosure. Accordingly, the aggregate fair value amounts presented are not intended to, and do not, represent the underlying fair value of the Company.

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

The asset and (liability) amounts recorded on the balance sheets and the estimated fair values of financial instruments as of December 31, 2004 and 2003 consisted of the following (in thousands):

	Carrying Amount		Fair Value
	2004	2003	2004	2003
Cash and cash equivalents (including restricted amounts)	$85,396	$84,232	$85,396	$84,232
Long-term debt (including current maturities and the revolving credit facility)	(251,238)	(246,500)	(221,238)	(240,500)

(o) Claims and Insurance Reserves

The Company retains losses within certain limits through high deductibles or self-insured retentions. For certain risks, coverage for losses is provided by unrelated primary and reinsurance companies. Haul Insurance Limited, a subsidiary of the Company, provides reinsurance coverage to certain of the Company’s licensed insurance carriers for certain types of losses within its insurance program, primarily insured workers’ compensation, automobile and general liability risks.

We currently utilize an inner-aggregate, which is a deductible subject to an annual limit, in certain insurance programs. We use the inner-aggregate only for our initial layer of excess insurance whereby losses in the excess layer that are within the inner-aggregate amount are retained by us up to an amount equal to the inner-aggregate’s annual limit. Once the annual limit is met, the deductible is no longer in effect.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company retains liability for automobile liability claims of $1 million or less in the U.S. with no aggregate limit and has a $7 million inner-aggregate deductible for claims that exceed $1 million, but are less than $5 million per occurrence. Claims in excess of $5 million are covered by excess insurance. In Canada, the Company retains liability up to CDN $500,000 for each claim for personal injury and property damage, and a CDN $500,000 inner-aggregate limit for losses from CDN $500,000 to CDN $1 million. Additionally, the Company retains liability of up to $250,000 for each cargo damage claim in the U.S. and up to CDN $250,000 for each cargo damage claim in Canada. These retentions and deductibles were effective January 1, 2004 and remain in effect for the insurance year commencing January 1, 2005.

Prior to January 1, 2004, for automobile liability claims in the U.S., the Company retained the first $500,000 of every claim with no aggregate limit and retained losses from $500,000 to $1 million subject to a $1.5 million inner-aggregate deductible. The Company also had a $1 million inner-aggregate deductible for losses from $1 to $2 million, with an additional $4 million aggregate limit for losses from $2 to $5 million.

Claims and insurance reserves reflect the estimated cost of claims for workers’ compensation, cargo loss and damage, automobile and general liability, and products liability losses that are not covered by insurance. Amounts that the Company estimates will be paid within the next year have been classified as current in “accrued liabilities” in the consolidated balance sheet while the noncurrent portion is included in “other long-term liabilities.” Costs related to these reserves are included in the statement of operations in “insurance and claims” expense, except for workers’ compensation, which is included in “salaries, wages, and fringe benefits.”

The Company utilizes a third-party claims processor, who works under management’s direction, and third-party actuarial valuations to assist in the determination of the majority of its claims and insurance reserves. The third-party claims administrator sets claims reserves on a case-by-case basis. The third-party actuary utilizes the aggregate data from these reserves, along with historical paid and incurred amounts, to determine, by loss year, the projected ultimate cost of all claims reported and not yet reported, including potential adverse developments. The Company’s product liability claims reserves are set on a case-by-case basis by its claims administrators in conjunction with legal counsel handling the claims, and include an estimate for claims incurred but not yet reported. The Company tracks cargo claims and records reserve amounts on a case-by-case basis. The reserve for cargo claims includes an estimate of incurred but not reported claims.

These claims and insurance reserves are adjusted periodically, as claims develop, to reflect changes in actuarial estimates based on actual experience. During 2004, the estimated ultimate amount of claims from prior years increased approximately $5.4 million.

Prior to the fourth quarter of 2004, the estimates for workers compensation, automobile and general liability and product liability claims were discounted to their present value using the Company’s estimate of weighted-average risk-free interest rates for each claim year. The discount rates for claims incurred during the years ended December 31, 2003, and 2002 were 2.5% and 3.5%, respectively. The discount rate for the first three quarters of 2004 was 3.0%. However, in the fourth quarter of 2004, the Company determined that the continuing adverse development of aged claims was such that it could no longer reliably determine its self-insurance reserves on a discounted basis. The Company has recorded a change in estimate, which resulted in approximately $11.0 million being charged to expense in the fourth quarter of 2004. This adjustment was allocated as a $10.0 million increase in salaries, wages and fringe benefits and a $1.0 million increase in insurance and claims expense based upon the discount amounts previously recorded.

Included below is a reconciliation of the undiscounted estimated ultimate amount of claims to the amounts recognized in the consolidated balance sheets as of December 31, 2004 and 2003 (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2004	2003
Aggregate amount of claims not discounted	$104,385	$4,411
Aggregate amount of claims discounted	—	100,861
Less: discount	—	(16,444)

Liability in consolidated balance sheets	$104,385	$88,828

Included in the consolidated balance sheets as follows:
Accrued liabilities - current	$36,764	$31,425
Other long-term liabilities - noncurrent	67,621	57,403

Total liability included in the consolidated balance sheets	$104,385	$88,828

Expected payouts of the aggregate amount of claims, excluding certain types of claims for which the timing of expected payouts cannot be estimated, are as follows at December 31, 2004 (in thousands):

2005	$34,898
2006	16,776
2007	13,240
2008	8,443
2009	5,849
2010 and thereafter	19,613

98,819
Liabilities excluded	5,566

$104,385

Management believes adequate provision has been made for all incurred claims, including those not reported. Favorable or unfavorable developments subsequent to December 31, 2004 could have a material impact on the consolidated financial statements.

(p) Stock-Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the market price of the underlying stock, on the date of grant, exceeds the exercise price of the stock option. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123 and the amended disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.

If the Company had applied the fair value method prescribed by SFAS No. 123, net loss and loss per common share would have been changed to the pro forma amounts indicated below for the years ended December 31, 2004, 2003, and 2002 (in thousands, except per share data):

	2004	2003	2002
Reported net loss	$(53,883)	$(8,604)	$(7,526)
Less: stock-based employee compensation included in reported net loss, net of related taxes (1)	321	390	(43)
Plus: stock-based employee compensation determined under the fair value method, net of related taxes (1)	(1,119)	(1,180)	(669)

Pro forma net loss	$(54,681)	$(9,394)	$(8,238)

Loss per share:

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2004	2003	2002
As reported:
Basic and diluted	$(6.15)	$(1.02)	$(0.91)
Pro forma:
Basic and diluted	$(6.24)	$(1.11)	$(0.99)

(1)      These amounts are shown net of taxes for the year ended December 31, 2002. There is no applicable tax effect for the years ended December 31, 2004 and 2003 since during the fourth quarter of 2003, the Company discontinued the recording of tax benefits on losses and began recording valuation allowances against its deferred tax assets. The amounts do not include the pro forma effects that might have been required to record a valuation allowance against the pro forma deferred tax assets that existed at that time related to stock-based compensation.

The fair value of the Company’s stock options used to compute pro forma net loss and loss per common share disclosures is estimated at the grant date, using the Black-Scholes option pricing model, with the following weighted-average assumptions for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Dividend yield	0%	0%	0%
Expected volatility	72%	71%	72%
Risk-free interest rate	3.56% and 4.39%	2.71%	3.19%
Expected holding period	7.85 years	7 years	7 years

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.

SFAS No. 123 was revised in December 2004 (“SFAS 123R”). The provisions of SFAS 123R are summarized in Note 3 and are anticipated to be adopted by the Company when required.

(q) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company assesses the recoverability of deferred tax assets based on estimates of future taxable income and establishes a valuation allowance against its deferred tax assets if it believes that it is more likely than not that the deferred tax asset will not be recoverable.

(r) Pension and Other Benefit Plans

The Company has a defined benefit pension plan for management and office personnel in the U.S. The benefits are based on years of service and the employee’s compensation during the five years before retirement. The cost of this program is being funded currently. However, during 2002, the Company froze employee participation in the plan. The Company also has two defined pension plans that are currently active for a specific terminal’s employees. The cost of these plans is being funded currently.

The Company sponsors a self-insured healthcare plan for substantially all employees. The amount of the Company’s obligation under this plan is measured based on the Company’s best estimate of claims incurred and claims incurred but not reported which is recorded in salaries, wages and fringe benefits in the statement of operations.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company also sponsors postretirement plans for certain of its retired employees. The cost of these programs is being funded currently.

(s) Earnings Per Share

SFAS No. 128, Earnings Per Share, requires presentation of basic and diluted earnings or loss per share. Basic earnings or loss per share is calculated by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the years presented. Diluted earnings or loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or if they resulted in the issuance of common stock that would then share in the earnings of the Company. The following were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive:

•	For the years ended December 31, 2004, 2003 and 2002, options to acquire 1,588,667, 1,709,967 and 1,612,300 shares of common stock, respectively; and

•	For the years ended December 31, 2004, 2003 and 2002, 118,122, 170,993 and 172,534 shares of unvested restricted stock, respectively.

(t) Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

(u) Guarantees and Indemnifications

Guarantees

The Company leases office space, certain terminal facilities, computer equipment and other equipment under non-cancelable and cancelable operating lease agreements, some of which provide guarantees to third parties. The Company assesses the fair value of its obligation to stand ready to perform under these guarantees by considering the likelihood of the occurrence of the specified triggering events or conditions requiring performance as well as other assumptions and factors. During the year ended December 31, 2004, the Company entered into no guarantees of significance. No accruals for guarantees were recorded at December 31, 2004 and 2003.

Indemnifications

The Company enters into agreements containing indemnification provisions with certain of its customers, suppliers, service providers, and business partners in the ordinary course of business. Under the indemnification provisions, subject to various limitations and qualifications, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The potential losses primarily relate to obligations that are insured under the Company’s insurance programs. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions and does not expect to incur any such costs at this time. The fair value of the obligations related to these indemnification provisions is estimated to be minimal. Therefore, no accruals for these indemnification provisions were considered necessary at December 31, 2004 and 2003.

In addition, the Company is obligated to indemnify its directors and officers who are, or were, serving at the Company’s request in such capacities, subject to the Company’s By-laws. The maximum potential amount of future

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

payments that the Company could be required to make under the indemnification provisions of its By-laws is unlimited; however, the Company has Director and Officer insurance policies that, in most cases, would enable it to recover a portion of any future amounts paid. Historically, the Company has not incurred any costs to settle claims related to these indemnifications, and there were no claims outstanding at December 31, 2004. Accordingly, no liabilities for indemnifications have been recorded at December 31, 2004 and 2003.

(v) Derivatives and Hedging Activities

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations and requires a company to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

From time to time, the Company enters into futures contracts to manage the risk associated with changes in fuel prices. Gains and losses from fuel hedging contracts are recognized as part of fuel expense when the Company uses the underlying fuel being hedged. The Company does not enter into fuel hedging contracts for speculative purposes. During the years ended December 31, 2004, 2003, and 2002, the Company did not have any fuel hedging contracts or other derivative instruments that fall under the provisions of SFAS No. 133, as amended.

(w) Use of Estimates

The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and goodwill; valuation allowances for receivables and deferred income tax assets; self-insurance reserves; and assets and obligations related to employee benefits. Actual results could differ from those estimates.

(x) Other Comprehensive Loss

Accumulated other comprehensive income (loss), net of income taxes of $1.6 million and $1.9 million as of December 31, 2004 and 2003, respectively, consists of the following (in thousands):

	2004	2003
Foreign currency translation adjustment	$1,392	$(1,549)
Minimum pension liability adjustment	(1,748)	(1,417)

Accumulated other comprehensive loss	$(356)	$(2,966)

The income tax amount includes $990,000 of credits related to the reversal of the valuation allowance during the year ended December 31, 2004.

(y) Reclassifications

The Company has made certain changes in classifications of its previously issued financial statements in order to conform to the current year presentation. As discussed in the Company’s Quarterly Report on Form 10-Q for the

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

period ended June 30, 2004, the Company enters into notes payable with third parties to finance certain insurance arrangements. During 2004, the Company determined that borrowings and repayments in connection with these insurance financing arrangements should be reclassified from operating activities to financing activities in the consolidated statements of cash flows. The Company also concluded that certain additional insurance financing arrangements should be presented in the balance sheets on a gross basis, as assets and liabilities, rather than on a net basis. Additionally, the Company concluded that funds deposited with and returned from the Company’s insurance carriers related to its insurance financing arrangements should be disclosed as cash flows from investing activities rather than cash flows from operating activities in the consolidated statements of cash flows. During the fourth quarter of 2004, the Company revised its presentation of tires on tractors and trailers to reflect the expected usage within an operating cycle and has reclassified tires with remaining useful lives in excess of one year to other noncurrent assets. A summary of the effects of these reclassifications on the Company’s balance sheet as of December 31, 2003 includes (in thousands):

	As Previously	As
	Reported	Reclassified
Receivables, net of allowance for doubtful accounts	$55,110	$51,990
Prepayments and other current assets	12,644	15,645
Deferred income taxes - net current asset	20,213	21,014
Total current assets	121,365	122,047
Other noncurrent assets	32,777	36,423
Total assets	455,735	460,063
Accounts and notes payable	34,272	37,499
Accrued liabilities	80,937	81,237
Total current liabilities	131,583	135,110
Deferred income tax - net noncurrent liability	20,213	21,014
Total liabilities and stockholders’ equity	455,735	460,063

A summary of the effects of these reclassifications on the Company’s consolidated statements of cash flows for the years ended December 31, 2003 and 2002 includes (in thousands):

	2003		2002
	As Previously	As	As Previously	As
	Reported	Reclassified	Reported	Reclassified
Cash flows from operating activities:
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	$5,258	$8,378	$13,667	$13,667
Prepayments and other assets	1,821	(158)	(6,074)	(7,623)
Accounts and notes payable	(3,512)	(3,512)	(3,603)	(166)
Accrued liabilities	(16,486)	(16,186)	(5,268)	(5,268)
Net cash provided by operating activities	35,397	36,838	54,423	56,311
Cash flows from investing activities:
Funds deposited with insurance carriers	—	(22,680)	—	(6,000)
Funds returned from insurance carriers	—	19,560	—	6,000
Net cash used in investing activities	(38,415)	(41,535)	(2,069)	(2,069)
Cash flows from financing activities:
Proceeds from insurance financing arrangements	—	19,313	—	6,328
Repayments of insurance financing arrangements	—	(17,634)	—	(8,216)
Net cash provided by financing activities	(5,628)	(3,949)	(47,538)	(49,426)

(3) Recent Accounting Pronouncements

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. In April 2005 the Securities and Exchange Commission issued a rule that allows companies to implement SFAS No. 123R as of the beginning of fiscal years beginning after June 15, 2005. Under SFAS No. 123R, companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of this standard, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is currently evaluating the requirements of SFAS No. 123R and will adopt this Standard in 2006.

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 allows an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company expects to complete its evaluation of the impact of the repatriation provisions by the second quarter of 2005. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. However, the Company does not expect the impact to be significant.

In May 2004, the FASB issued FSP No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the Act) in response to a new law regarding prescription drug benefits under Medicare (Medicare Part D) and a Federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions requires that changes in relevant law be considered in measurement of postretirement benefit costs. The Company has determined that the enactment of the Act was not a significant event with respect to its plans, and accordingly, as required by FSP 106-2, the effects of the Act are incorporated into its December 31, 2004 measurement of the plans’ benefit obligations.

(4) Restricted Cash, Cash Equivalents and Investments

The Company had $82.9 million and $82.1 million in restricted cash and cash equivalents at December 31, 2004 and 2003, respectively, pledged to collateralize $82.9 million and $82.1 million of letters of credit at December 31, 2004 and 2003, respectively, for the settlement of insurance claims. The restricted cash and cash equivalents are not available to the Company for use in its operations.

During 2003, all of the Company’s investments, which consisted of federal, state, and municipal government obligations, corporate securities, and equity securities, were converted to cash and cash equivalents. The cost of securities sold is based on the specific identification method. Sales of securities for the years ended December 31, 2004, 2003, and 2002 are summarized below (in thousands):

	2004	2003	2002
Fixed maturities:
Cash proceeds	$122,950	$78,360	$29,925
Gross realized gains	120	2,206	766
Gross realized losses	(299)	(616)	(170)

Equity securities:
Cash proceeds	—	13,506	5,889
Gross realized gains	—	2,072	340
Gross realized losses	—	(1,217)	(4,057)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment income (loss) consists of the following for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	2004	2003	2002
Interest and dividend income	$1,315	$2,045	$3,266
Realized gains (losses)	(179)	2,445	(3,121)
Unrealized gains (losses)	—	(1,318)	2,318

	$1,136	$3,172	$2,463

(5) Prepayments and Other Current Assets

Prepayments and other current assets consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Tires on tractors and trailers	$2,231	$3,133
Prepaid insurance	4,058	8,714
Prepaid licenses	1,570	1,471
Other	4,555	2,327

	$12,414	$15,645

As discussed in Note 6 below, during the fourth quarter of 2004, the Company performed an analysis of the fleet of tractors and trailers owned by its Automotive Group and determined that a total of 710 tractors and 834 trailers, which had been temporarily idled, were not viable candidates for remanufacture and would be sold for scrap value. As a result of this determination, the Company expensed $1.1 million related to the tires on this equipment.

(6) Property and Equipment

Property and equipment at December 31, 2004 and 2003 is as follows (in thousands):

	2004	2003
Tractors and trailers	$450,111	$433,627
Buildings and facilities (including leasehold improvements)	46,482	46,596
Furniture, fixtures, and equipment	43,464	42,910
Land	11,505	12,344
Service cars and equipment	4,151	3,731

	555,713	539,208
Less accumulated depreciation and amortization	(420,078)	(383,635)

	$135,635	$155,573

Depreciation expense was $42.7 million, $45.4 million and $54.7 million for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company is continuing its Rig remanufacturing program that began in 2002. Remanufacturing involves structural improvements and/or engine replacements to the tractors and trailers (together called “Rigs”) and is expected to increase the useful life of a Rig to approximately 15 years. These newly remanufactured assets are depreciated over an estimated useful life of 6 years, using the straight-line method of depreciation. Total capital expenditures related to the remanufacturing program, including engine replacements, were approximately $11.7 million and $14.8 million for the years ended December 31, 2004 and 2003, respectively.

During the fourth quarter of 2004, the Company determined that 710 tractors and 834 trailers, which had been temporarily idled, were not viable candidates for the Company's remanufacturing program. There was no impairment of these tractors and trailers and as a result the Company revised the estimated remaining useful life of these assets and recorded depreciation expense of $4.2 million, such that these assets are recorded at estimated scrap value at December 31, 2004.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company had taken similar action during 2002 regarding 978 Rigs and recorded additional depreciation expense of $2.1 million in the fourth quarter of 2002.

(7) Goodwill and Other Intangible Assets

The adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, required the Company to perform a transitional impairment assessment on all goodwill and indefinite lived intangible assets as of January 1, 2002. The Company compared the fair value of goodwill to its carrying value for each reporting unit. Fair values were derived using discounted cash flow analyses using an appropriate discount rate. The assumptions used in these discounted cash flow analyses were consistent with the Company’s internal planning and represented the Company’s best estimates. The cumulative effect of this change in accounting principle was a decrease to the Axis Group goodwill due to less than expected performance. The non-cash, after-tax adjustment to net loss of $4.1 million is included in the accompanying statement of operations for the year ended December 31, 2002 as the cumulative effect of a change in accounting principle.

The Company completed its annual review of goodwill during the fourth quarters of 2004, 2003 and 2002. No additional impairment was identified in 2003 or 2002. For the year ended December 31, 2004, no impairment was identified with respect to Allied Automotive Group. However, the analysis resulted in an impairment of $8.3 million related to the Axis Group. This impairment is reflected as “impairment of goodwill” in the accompanying statement of operations for the year ended December 31, 2004. The fair value of goodwill, which was used to measure the amount of the impairment to be recognized, was derived using a discounted cash flow analysis. This analysis involved estimates and assumptions by management regarding future sales volume, prices, inflation, expenses and capital spending, discount rates, exchange rates, tax rates and other factors. The assumptions used in these discounted cash flow analyses were consistent with the assumptions that are used for internal planning. During the year ended December 31, 2004, Axis experienced a decline in operating performance compared to prior years. As a result of this decline and management’s analysis of trends in operational metrics the Company lowered the projected future operating cash flows for the Axis Group. This was the primary contributing factor that resulted in the non-cash impairment of $8.3 million for the year ended December 31, 2004.

The following table summarizes the activity in the carrying value of goodwill by reporting unit as of December 31, 2004 and 2003 (in thousands):

	Allied
	Automotive
	Group	Axis Group	Total
Balance as of December 31, 2002	$73,043	$12,198	$85,241
Increase in carrying amount due to a change in currency rates	4,940	22	4,962

Balance as of December 31, 2003	77,983	12,220	90,203
Increase in carrying amount due to a change in currency rates	2,058	11	2,069
Impairment of goodwill	—	(8,295)	(8,295)

Balance as of December 31, 2004	$80,041	$3,936	$83,977

The table below provides a summary of the carrying values and unamortized amounts relating to the Company’s other intangible assets as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Gross carrying value	$1,504	$1,504
Accumulated amortization	(890)	(739)

Unamortized balances	$614	$765

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The intangibles are being amortized over the estimated useful life of ten years. Amortization expense for the other intangible assets was approximately $200,000 for each of the years ended December 31, 2004, 2003 and 2002. Further, the Company expects its amortization expense to be approximately $150,000 for each of the years ending December 31, 2005 through December 31, 2008.

(8) Other Noncurrent Assets

Other noncurrent assets consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Cash surrender value of life insurance	$6,227	$6,201
Deferred financing costs	7,396	9,718
Prepaid pension cost	18,114	14,166
Deposits and other	5,783	6,338

	$37,520	$36,423

(9) Equity Investments

During the second quarter of 2002, the Company sold its equity interest in a Brazilian joint venture for $3.0 million which approximated the carrying value. Included in “other, net” in the statement of operations for the year ended December 31, 2004 is $191,000 related to the write down of the equity of the Company’s only remaining joint venture to $0. Accordingly, there were no equity investments in joint ventures included in the consolidated balance sheet as of December 31, 2004. There was no equity in earnings from joint ventures included in the Company’s statements of operations for the years ended December 31, 2004, 2003 and 2002.

(10) Accounts and Notes Payable and Accrued Liabilities

The Company enters into notes payable with third parties for insurance financing arrangements. Outstanding notes payable for insurance financing arrangements as of December 31, 2004 and 2003 were $1.8 million and $3.2 million, respectively and are included in accounts and notes payable in the consolidated balance sheets. These amounts are due in monthly installments, generally over a period of one year.

Accrued liabilities consists of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Wages and benefits	$31,059	$35,180
Claims and insurance reserves	36,764	31,425
Accrued interest	4,756	4,540
Accrued taxes	5,320	3,303
Purchased transportation	1,942	2,752
Other	5,622	4,037

	$85,463	$81,237

As part of its turnaround initiatives, the Company has adopted strategies to achieve significant reductions in corporate overhead, improvements in personnel quality and increases in productivity. Targeted in these strategies are workforce reductions as well as additional efforts to decrease discretionary spending and eliminate certain fixed costs. As part of the initiative for a reduction in the workforce, during the years ended December 31, 2004, 2003 and 2002, severance was paid to approximately 94, 86 and 135 terminated corporate and field employees. The following table summarizes the activity in the accrual for termination benefits for the years ended December 31, 2004 and 2003, (in thousands):

	2004	2003
Beginning balance	$808	$1,076
Additions to reserve charged to salaries, wages, and fringe benefits	1,670	1,043
Cash payments	(2,044)	(1,311)

Ending balance	$434	$808

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accrual for termination benefits is included in accrued liabilities - wages and benefits above since the Company expects to pay substantially all of these liabilities within the next twelve months.

(11) Lease Commitments

The Company leases office space, certain terminal facilities, computer equipment and other equipment under noncancelable operating lease agreements that expire in various years through 2010. Rental expense under these leases was approximately $14.3 million, $12.3 million and $11.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Included in the noncancelable leases discussed above are operating lease commitments for approximately 453 Rigs. Lease terms range between five and seven years, expire between 2005 and 2010, and contain residual guarantees of up to 25% of the original cost of the Rigs. These residual value guarantees were included in the Company’s calculations to determine the proper classification of the leases. No accruals for these guarantees were considered necessary at December 31, 2004.

The Company also leases certain terminal facilities under cancelable leases. The total rental expense under these leases was approximately $2.9 million, $2.4 million and $3.5 million for the years ended December 31, 2004, 2003, and 2002, respectively.

In addition, the Company has sublease agreements with third parties for two leased buildings. The subleases expire between 2005 and 2011. Total sublease income earned during the years ended December 31, 2004, 2003, and 2002 was approximately $0.8 million, $1.1 million and $1.0 million, respectively.

Future minimum rental commitments and related sublease income under all noncancelable operating lease agreements, excluding lease agreements that expire within one year, are as follows as of December 31, 2004 (in thousands):

		Sublease
	Commitments	Income
2005	$12,539	$667
2006	10,141	347
2007	7,780	227
2008	3,559	—
2009	2,291	—
Thereafter	304	—

Total	$36,614	$1,241

(12) Long-Term Debt and Borrowings Under the Revolving Credit Facility

Long-term debt consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Term Loan A	$78,266	$96,500
Term Loan B	20,000	—
Senior notes	150,000	150,000

	248,266	246,500
Less current maturities of long-term debt	(13,500)	(16,374)

	$234,766	$230,126

Senior Notes

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On September 30, 1997, the Company issued $150 million of 8⅝% senior notes (the “Senior Notes”) through a private placement. The Senior Notes were subsequently registered with the Securities and Exchange Commission. The net proceeds from the Senior Notes were used to fund the acquisition of Ryder Automotive Carrier Services, Inc. and RC Management Corp., pay related fees and expenses, and reduce outstanding indebtedness. The Senior Notes are payable in quarterly installments of interest only and mature on October 1, 2007.

Borrowings under the Senior Notes are general unsecured obligations of Allied Holdings, Inc. The Company’s obligations under the Senior Notes are guaranteed by substantially all of the subsidiaries of the Company (the “Guarantor Subsidiaries”). The guarantees are full and unconditional. There are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company. The Company owns 100% of the Guarantor Subsidiaries. The following companies (the “Nonguarantor Subsidiaries”) do not guarantee the Company’s obligations under the Senior Notes:

•	Haul Insurance Ltd.;

•	Arrendadora de Equipo Para el Transporte de Automoviles, S. de R.L. de C.V.;

•	Axis Logistica, S. de R.L. de C.V.

See Note 21 for combined balance sheet information, combined statement of operations information and combined statement of cash flows information for the Guarantor Subsidiaries and the Nonguarantor Subsidiaries.

The agreement governing the Senior Notes sets forth a number of negative covenants, which are binding on the Company. The covenants limit the Company’s ability to, among other things, purchase or redeem stock, make dividend or other distributions, make investments, and incur or repay debt (with the exception of payment of interest or principal at stated maturity).

Credit Facilities

On February 25, 2002, the Company entered into a credit facility that included four term loans (the “Term Loans”) totaling $82.75 million and a $120 million revolving credit facility. Proceeds from the Term Loans were used to repurchase $40 million of senior subordinated notes for $37.25 million. In conjunction with the extinguishment of these senior subordinated notes, the Company recognized a pre-tax gain of $2.75 million during 2002. In connection with the facility, the Company paid interest in-kind of $1.1 million in each of the years ended December 31, 2003 and 2002. The credit facility and amendments thereto are collectively referred to as the “Credit Facility.” Subsequent amendments to the Credit Facility are as follows:

•	September 2003 – to consolidate four outstanding term loans and the $120 million Credit Facility to a $90 million revolving credit facility (the “Revolver”) and a new $100 million term loan (“Term Loan A”). Term Loan A is payable in quarterly installments of principal and interest. As part of this amendment, the maturity date of the Credit Facility was extended from February 2005 to September 2007;

•	November 2004 – to provide an additional $20 million term loan (“Term Loan B”) and increase the maximum amount of letters of credit that may be issued by the Company under its Revolver from $40 million to $50 million. Interest on Term Loan B is payable monthly and the principal is payable in full at maturity on September 4, 2007;

•	April 2005 – to provide an additional $25 million term loan (“Term Loan C”) and to amend the financial covenant regarding the required minimum earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, applicable to the twelve month period ended December 31, 2004 and the respective twelve month periods ending each month thereafter through April 30, 2005 and increase the debt incurrence ratio as set forth in the Credit Facility.

Interest rates under the Credit Facility are as follows:

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	The Revolver – the prime rate plus 1.5%, or LIBOR plus 4.5%, at management’s discretion, with a minimum interest rate of 6.5%. The Company also pays commitment fees on the undrawn portion of the Revolver;

•	Term Loan A - a rate which falls between 8.5% and 11.5% based solely on the Company’s leverage as defined in the Credit Facility;

•	Term Loan B - a rate equal to the greater of (i) the prime rate plus 8.5% or (ii) 13.25%. In the event that the consolidated earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, for the year ending December 31, 2005 exceeds $70 million, Term Loan B shall bear interest on the principal amount outstanding on such date at the interest rate applicable to Term Loan A, effective February 14, 2006;

•	Term Loan C - a rate equal to the greater of (i) the prime rate plus 8.5% or (ii) 13.25%. In the event that the consolidated earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, for the year ending December 31, 2005 exceeds $70 million, Term Loan C shall bear interest on the principal amount outstanding on such date at the interest rate applicable to Term Loan A, effective February 14, 2006.

At December 31, 2004, the interest rates on the Revolver, Term Loan A and Term Loan B were 6.75%, 10.0% and 13.75%, respectively. Prior to the amendment of the Credit Facility in September 2003, the interest rate on the term loans was based solely on a spread over the prime rate.

Although the Credit Facility, including the Revolver, has a maturity date of September 2007, the Company has classified the Revolver as current based on the requirement of Emerging Issues Task Force (“EITF”) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

The amount available under the $90 million Revolver may be reduced based on a calculation of Revolver collateral and may be limited by a debt incurrence ratio as set forth in the Credit Facility. At December 31, 2004, $80.1 million of Revolver collateral was available. Approximately $38.1 million of the Revolver was committed under letters of credit primarily related to the settlement of insurance claims. At December 31, 2004, $3.0 million in loans was outstanding under the Revolver. Accordingly, the Company had approximately $39.0 million available under the Revolver as of December 31, 2004.

The agreement governing the Credit Facility also sets forth a number of affirmative, negative, and financial covenants binding on the Company and contains a “subjective acceleration clause” which permits the lenders to accelerate the maturity date of the Credit Facility if an event or development occurs that could reasonably be expected to have a “material adverse effect” on the Company, as defined in the agreement. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants also require the Company to maintain a minimum earnings threshold and also include a maximum leverage ratio. As a result of the amendment in April 2005, the Company was in compliance with these covenants set forth in the Credit Facility at December 31, 2004. In addition, the Company obtained the consent of its lenders to deliver its financial statements for the year ended December 31, 2004 on or before April 20, 2005 and the Company delivered these financial statements on April 18, 2005. As a result of this consent, the Company was in compliance with the requirements of its Credit Facility relating to the delivery of its financial statements at December 31, 2004. Though we were in compliance with the various covenants set forth in the Credit Facility (as amended in April 2005) at December 31, 2004, there can be no assurance that we will be able to comply with these or other debt covenants or that, if we fail to do so, we will be able to obtain amendments to or waivers of such covenants.

Borrowings under the Company’s Credit Facility are secured by a first priority security interest on substantially all of the assets of the Company and certain of its subsidiaries, including a pledge of stock of certain subsidiaries and excluding restricted cash, cash equivalents and investments. If the Company were unable to repay any borrowings under the Credit Facility when due, its lenders would have the right to proceed against the collateral granted to them to secure the debt. If the Company fails to comply with the covenants contained in its debt instruments and those covenants are not waived, or if the Company does not adequately service its debt obligations, its lenders could declare a default under the debt instruments. If a default occurs under any of the debt instruments, the Company’s lenders may elect to declare all borrowings outstanding, together with interest and other fees, to be immediately due and payable. Any default under the debt instruments, particularly any default that resulted in acceleration of indebtedness or foreclosure on collateral, would have a material and adverse affect on the Company.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2004, the Company’s current liabilities exceeded its current assets by $21.1 million. However, management does not believe that the Company is financially impaired as a result of its negative working capital since the Company generates positive cash flows from operations and has availability under its Revolver to cover seasonal working capital needs. The Company obtained the additional borrowing of $25 million in April 2005 because it believed that the availability under the Revolver in its Credit Facility could prove to be inadequate to satisfy its working capital needs during certain periods in the first and second quarters of 2005. As a result of the additional liquidity provided by the amendment in April 2005, the Company has been able to, and expects to continue to, generate sufficient cash flows from operations to meet its liquidity needs through at least the next twelve months, provided that it uses the Credit Facility to cover seasonal working capital needs.

Future maturities of long-term debt, excluding the Revolver, which is classified as current, are as follows at December 31, 2004 (in thousands):

2005	$13,500
2006	13,500
2007	221,266

$248,266

(13) Other Long-term Liabilities

Other long-term liabilities consists of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003
Claims and insurance reserves	$67,621	$57,403
Other	2,823	2,294

	$70,444	$59,697

(14) Employee Benefits

(a) Pension and Postretirement Benefit Plans

The Company maintains the Allied Defined Benefit Pension Plan, a trusteed noncontributory defined benefit pension plan for management and office personnel in the U.S., under which benefits are paid to eligible employees upon retirement based primarily on years of service and compensation levels at retirement. Effective April 30, 2002, the Company froze employee years of service and compensation levels in the Allied Defined Benefit Pension Plan. Contributions to the Plan reflect benefits attributed to employees’ services. The Company’s funding policy is to contribute annually at a rate that is intended to fund past service benefits over a 30-year period.

The Company also provides certain healthcare and life insurance benefits for eligible employees who retired prior to July 1, 1993 and their dependents, and for certain employees participating in the 1999 voluntary early retirement plan. Generally, the healthcare plan pays a stated percentage of most medical expenses reduced for any deductibles and payments by government programs or other group coverage. During 2004 the Company began requiring participants to contribute to the monthly healthcare premiums. The life insurance plan pays a lump-sum death benefit based on the employee’s salary at retirement. These plans are unfunded. Employees retiring after July 1, 1993 are not participants in the 1999 voluntary early retirement plan and are not entitled to any postretirement medical or life insurance benefits under this plan.

In 1997, in connection with the Ryder acquisition, the Company assumed the obligations of a postretirement benefit plan to provide retired employees with certain healthcare and life insurance benefits. Substantially all employees employed at the time of the acquisition and not covered by union-administered medical plans and who had retired as of September 30, 1997 were eligible for these benefits. Benefits were generally provided to qualified retirees under age 65 and eligible dependents. Employees retiring after September 30, 1997 are not entitled to any postretirement medical or life insurance benefits under this plan. Furthermore, the Company took over two defined pension plans for a certain terminal. Both plans are currently active. One of the plan’s benefits provides a monthly benefit based on years of service upon retirement. The other plan provides benefits to eligible employees upon retirement based primarily on years of service and compensation levels at retirement.

The Company uses a measurement date of December 31 for the two postretirement benefit plans and for one of the defined benefit pension plans. With respect to the other two defined benefit pension plans, the Company uses a measurement date of September 30.

The change in the projected benefit obligation of the defined benefit pension plans and the postretirement benefit plans consisted of the following as of December 31, 2004, 2003 and 2002 (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Defined Benefit			Postretirement Benefit
	Pension Plans			Plans
	2004	2003	2002	2004	2003	2002
Benefit obligation at beginning of year	$43,647	$40,170	$37,306	$8,610	$9,911	$9,626
Service cost	94	89	91	58	52	—
Interest cost	2,674	2,691	2,738	396	616	636
Plan amendments and other	—	—	—	(3,807)	—	(4)
Actuarial loss	9,216	3,512	3,192	11,920	164	1,099
Canada Plan vested benefits transfer	—	—	(20)	—	—	—
Benefits paid	(2,689)	(2,815)	(3,137)	(1,303)	(2,133)	(1,446)

Benefit obligation at end of year	$52,942	$43,647	$40,170	$15,874	$8,610	$9,911

The change in plan assets and funded status of the defined benefit pension plans and the postretirement benefit plans consisted of the following as of December 31, 2004, 2003 and 2002 (in thousands):

	Defined Benefit			Postretirement Benefit
	Pension Plans			Plans
	2004	2003	2002	2004	2003	2002
Change in plan assets:
Fair value of plan assets at beginning of year	$44,836	$38,089	$33,310	$—	$—	$—
Actual return on plan assets	4,324	8,815	(3,749)	—	—	—
Employer contributions	4,453	747	11,685	1,303	2,133	1,446
Canada Plan vested benefits transfer	—	—	(20)	—	—	—
Benefits paid	(2,689)	(2,815)	(3,137)	(1,303)	(2,133)	(1,446)

Fair value of plan assets at end of year	$50,924	$44,836	$38,089	$—	$—	$—

Reconciliation of funded status:
Funded status excess (deficiency)	$(2,018)	$1,189	$(2,080)	$(15,874)	$(8,610)	$(9,911)
Unrecognized actuarial loss	20,797	13,256	17,408	13,603	1,938	1,844
Unrecognized prior service cost	135	183	231	(4,111)	(630)	(700)
Unrecognized transition asset	—	—	(20)	—	—	—
Additional minimum liability	(3,112)	(2,886)	(3,323)	—	—	—

Net asset (liability) recognized	$15,802	$11,742	$12,216	$(6,382)	$(7,302)	$(8,767)

Amounts recognized in the consolidated balance sheets consist of:
Pension asset (included in other non-current assets)	$18,114	$14,166	$14,968	$—	$—	$—
Pension and postretirement benefit obligations (included in other long-term liabilities)	(2,312)	(2,424)	(2,752)	(6,382)	(7,302)	(8,767)

	$15,802	$11,742	$12,216	$(6,382)	$(7,302)	$(8,767)

The accumulated benefit obligation for the defined benefit pension plans was the same as the projected benefit obligation at December 31, 2004, 2003 and 2002.

Pension and postretirement benefits expected to be paid for the next five years and the aggregate amounts due for the five fiscal years thereafter are as follows (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Defined Benefit	Postretirement
	Pension Plans	Benefit Plans
2005	$1,301	$1,244
2006	1,563	1,179
2007	1,731	1,116
2008	1,904	1,110
2009	2,060	1,076
2010 - 2014	12,578	5,126

The Company recognizes a minimum pension liability for its under-funded pension plans. This liability represents the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional liability may be offset by an intangible asset, to the extent of previously unrecognized prior service cost, or a reduction of stockholders’ equity. An intangible asset of approximately $500,000, $600,000 and $700,000 was recorded as of December 31, 2004, 2003 and 2002, respectively, which is included in other noncurrent assets.

The Company has one defined benefit plan in which the fair value of plan assets exceeds the benefit obligation. The value of the assets and obligation was $44.8 million and $44.5 million, respectively at December 31, 2004 and $39.5 million and $35.9 million, respectively, at December 31, 2003. The Company has two defined benefit plans in which the fair values of the plan assets are less than the benefit obligation. The aggregate values of the assets and obligations were $6.2 million and $8.5 million, respectively, at December 31, 2004 and $5.4 million and $7.8 million, respectively, at December 31, 2003.

The following assumptions were used in determining the actuarial present value of the projected pension benefit obligation and postretirement benefit obligation at December 31, 2004 and 2003:

	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans
	2004	2003	2004	2003
Weighted-average discount rate	5.75%	6.25% and 6.00%	5.75%	6.25%
Weighted-average rate of compensation increase	N/A	N/A	N/A	N/A

The following assumptions were used in determining the net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002:

	Defined Benefit			Postretirement Benefit
	Pension Plans			Plans
	2004	2003	2002	2004	2003	2002
Weighted-average discount rate	6.25% and 6.00%	6.75%	7.50%	6.25%	6.75%	7.75%
Weighted-average expected long-term rate of return on assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Weighted-average rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

To develop the expected long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The net periodic benefit cost recognized for the defined benefit pension plans and the postretirement benefit plans includes the following components for the years ended December 31, 2004, 2003 and 2002 (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Defined Benefit			Postretirement Benefit
	Pension Plans			Plans
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$94	$89	$91	$58	$52	$—
Interest cost	2,674	2,691	2,738	395	616	636
Expected return on plan assets	(3,719)	(3,119)	(2,754)	—	—	—
Amortization of unrecognized net actuarial loss (gain)	893	1,415	499	256	71	(17)
Amortization of prior service cost	48	48	89	(326)	(70)	(35)
Amortization of transition asset	—	(20)	(50)	—	—	—
Recognized actuarial loss	177	216	38	—	—	—

Net periodic benefit cost	$167	$1,320	$651	$383	$669	$584

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., healthcare trend rate) for the health plans is 7.67% and 9.67% for participants prior to age 65 and after age 65, respectively, for 2004 grading to 5.5% over 4 years and 7 years, respectively. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits for the health plans is 8.33% and 10.33% for participants prior to age 65 and after age 65, respectively, for 2003 grading to 5.5% over 5 years and 8 years, respectively. A 1% change in the assumed trend rate would have the following effect at December 31, 2004 (in thousands):

	1% Increase	1% Decrease
Accumulated postretirement benefit obligation	$1,923	$(1,632)
Total of service and interest cost	128	(107)

The weighted-average asset allocation of the pension plans is as follows at December 31, 2004 and 2003:

Asset Category	2004	2003
Cash	8.7%	0.9%
Fixed income	25.5%	25.0%
Core equity	34.9%	34.3%
Real estate investment trust	7.5%	9.9%
Small cap	13.3%	15.9%
International equity	10.1%	14.0%

Total	100.0%	100.0%

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

During 2005, the Company expects to contribute $0.6 million to its defined benefit pension plans and $1.3 million to its postretirement benefit plans.

A substantial number of the Company’s employees are covered by union-sponsored, collectively bargained, multiemployer pension plans. The Company contributed and charged to expense approximately $40.8 million, $39.1 million and $40.0 million for the years ended December 31, 2004, 2003, and 2002, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man-hours worked. In the event the Company withdraws its participation in these plans, it could incur a withdrawal liability. If withdrawal were to occur, the liability would be actuarially determined based on factors at the time of withdrawal and as such, the liability is not readily determinable as of December 31, 2004. Currently, the Company has no intention of withdrawing its participation in these plans.

Also, a substantial number of the Company’s employees are covered by union-sponsored, collectively bargained, multiemployer health and welfare benefit plans. The Company contributed and charged to expense approximately

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$46.5 million, $44.3 million and $41.1 million during the years ended December 31, 2004, 2003, and 2002, respectively, in connection with these plans. These required contributions are determined in accordance with the provisions of negotiated labor contracts.

(b) 401(k) Plan

The Company has a 401(k) plan covering all of its employees in the U.S. During 2004 and 2003, the Company made no contributions to the 401(k) plan but contributed approximately $400,000 for the year ended December 31, 2002. The Company’s discretionary contribution is based on the lower of 3% of each participant’s wage or $1,000 for the year for each nonbargaining participant in the plan. Administrative expenses for the 401(k) plan for the years ended December 31, 2004, 2003 and 2002 were paid by the plan.

(c) Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the ESPP) allows eligible employees, as defined, the right to purchase its common stock on a quarterly basis at 85% of the lower of the fair market value on the first business day of the calendar quarter or on the last business day of the calendar quarter. The Company reserved 700,000 shares in 1998 and 350,000 shares in 2003 (total 1,050,000) for issuance under the ESPP. Of the amount reserved for issuance, 789,555 shares were issued as of December 31, 2004 of which 102,681, 131,356 and 160,000 shares were issued to employees during the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, 260,445 shares remained available for issuance under the ESPP.

(d) Long-term Incentive Plan

The Company has a long-term incentive plan which allows the issuance of grants or awards of incentive stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees and directors of the Company to acquire up to 2,150,000 shares of the Company’s common stock. See additional disclosure at Note 19.

(15) Income Taxes

The loss before income taxes and cumulative effect of change in accounting principle consisted of the following (in thousands):

	2004	2003	2002
U.S.	$(16,188)	$104	$(7,224)
Foreign	(25,334)	(2,442)	2,661

Total loss before income taxes and cumulative effect of change in accounting principle	$(41,522)	$(2,338)	$(4,563)

The following summarizes the components of the income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Current:
Federal	$—	$5	$616
State	(29)	(60)	342
Foreign	1,115	(593)	(455)
Deferred:
Federal	10,216	6,335	(137)
State	1,059	364	(1,720)
Foreign	—	215	225

Total income tax expense (benefit)	$12,361	$6,266	$(1,129)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax expense (benefit) differs from the amounts computed by applying federal statutory rates (35% in 2004 and 34% in 2003 and 2002) to the reported loss before income taxes and cumulative effect of change in accounting principle due to the following (in thousands):

	2004	2003	2002
Benefit computed at the federal statutory rate	$(14,533)	$(795)	$(1,551)
Effects of:
State income taxes, net of federal income tax effects	(1,072)	200	(909)
Impairment of goodwill – tax basis differential	962	—	—
Nondeductible expenses	209	415	623
Valuation allowance	26,401	6,830	410
Other, net	394	(384)	298

Total income tax expense (benefit)	$12,361	$6,266	$(1,129)

The tax effect of significant temporary differences representing deferred tax assets and liabilities as of December 31, 2004 and 2003 is as follows (in thousands):

	2004	2003
Deferred tax assets:
Tax carryforwards	$25,691	$18,271
Claims and insurance expense	36,497	32,866
Accrued compensation expense	3,432	4,545
Postretirement benefits	2,379	2,722
Other liabilities not currently deductible	1,974	5,199
Bad debt allowances	724	1,269
Other, net	1,495	552

Total deferred tax assets	72,192	65,424

Valuation allowance	(42,020)	(14,918)

Deferred tax liabilities:
Depreciation and amortization	(30,993)	(38,276)
Assets currently deductible	(10,098)	(8,493)
Other, net	(613)	(3,737)

Total deferred tax liabilities	(41,704)	(50,506)

Net deferred tax liabilities	$(11,532)	$—

The net changes in the valuation allowance for the years ended December 31, 2004 and 2003 were increases of $27.1 million and $7.8 million, respectively.

The increase in the valuation allowance for the year ended December 31, 2004 included a charge of $26.4 million to provide for additional valuation allowances against the Company’s deferred tax assets. The net loss recorded for the year ended December 31, 2004 generated additional deferred tax assets of approximately $15.1 million, for which the Company increased the valuation allowance during the year. Due to the continuing losses during the year and a worsening trend in the fourth quarter of 2004, management concluded that it was “more likely than not” that additional deferred tax assets would not be recovered and recorded an additional valuation allowance of $11.3 million at December 31, 2004. In its evaluation of the need for a valuation allowance, the Company considered all sources of taxable income, including currently available tax-planning strategies.

The increase in the valuation allowance for the year ended December 31, 2003 included a $6.8 million charge to record a partial valuation allowance against the Company’s deferred tax assets based on management’s conclusion at December 31, 2003 that it was “more likely than not” that some portion of the deferred tax assets would not be fully recovered.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2004, the Company had federal net operating loss carryforwards of $41.9 million that expire between 2021 and 2024. The Company had federal capital loss carryforwards of $3.6 million that expire in 2007. In addition, $5.9 million of tax credit carryforwards are available to reduce future income taxes. Of the tax credit carryforwards, $5.2 million consists of foreign tax credits that expire between 2011 and 2014 and $0.7 million consists of alternative minimum tax credits that have no expiration.

In the normal course of business, the Company is subject to audits from the federal, state, Canadian provincial and other tax authorities regarding various tax liabilities. The Company records refunds from audits when receipt is assured and records assessments when a loss is probable and estimable. These audits may alter the timing or amounts of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amounts accrued.

The Canadian taxing authorities are in the process of closing their examination of the Company’s Canadian income tax returns for the years 1998 through 2000. The examination resulted in additional assessments that are included in income tax expense for the year ended December 31, 2004. The related interest is included in interest expense.

(16) Supplemental Disclosures of Cash Flow Information

Cash paid during the years ended December 31, 2004, 2003 and 2002 for interest and income taxes, net of refunds, were as follows (in thousands):

	2004	2003	2002
Interest	$27,136	$24,562	$26,607
Income taxes	489	(739)	876

(17) Commitments and Contingencies

(a) Customer Contracts

The Company has contracts in place with substantially all of its customers with terms up to March 2006. However, most of these contracts can be terminated by either party upon a specified period of notice. These contracts establish rates for the transportation of vehicles and are generally based upon a fixed rate per vehicle transported, a variable rate for each mile that a vehicle is transported plus an administrative processing fee. Certain contracts provide for rate variation per vehicle depending on the size and weight of the vehicle.

The contracts with Autogistics (in regard to Ford business), DaimlerChrysler and Toyota can be terminated by location for any reason or no reason based on 60 to 150 days’ notice. The contract with General Motors can be terminated by location for failure to comply with service and quality standards set forth in the contract. The Company has 30 days to cure any such noncompliance by location and General Motors may terminate by location on 30 days notice following a failure to cure. The contract with Honda may be terminated by either party upon 60 days notice prior to the expiration of the current term.

(b) Letters of Credit

At December 31, 2004, the Company had agreements with third parties to whom it has issued $121.0 million of letters of credit primarily relating to settlements of insurance claims and reserves and support for a line of credit at one of the Company’s foreign subsidiaries. Of the $121.0 million, $38.1 million of these letters of credit are issued by the Company and are secured by available borrowings on the Revolver and $82.9 million are issued by the Company’s wholly owned captive insurance subsidiary Haul Insurance Limited and are collateralized by $82.9 million of restricted cash and cash equivalents held by this subsidiary. The Company renews these letters of credit annually. The amount of letters of credit that the Company may issue under its Revolver may not exceed $50 million. Since the Company had utilized $38.1 million of this availability at December 31, 2004, the remaining letter of credit availability under its Revolver as of December 31, 2004 was $11.9 million.

(c) Litigation, Claims, and Assessments

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position and results of operations.

During 2003, the Company settled all outstanding litigation with Ryder System, Inc. (“Ryder”). Under the terms of the settlement agreement, Ryder paid the Company approximately $1.4 million, and Ryder’s insurance carrier paid the Company approximately $1.6 million. The Company had previously recorded a receivable of $1.0 million from Ryder and its insurance carrier, and recorded the remaining $2.0 million of the amount received as income in the statement of operations for the year ended December 31, 2003. This gain of $2.0 million is included in “Other, net,” which is a subcategory of “Other income (expense)” on the Company’s statement of operations. Substantially all of “Other, net” relates to this gain of $2.0 million. The payment from Ryder represents the settlement of various claims and disputes that arose subsequent to the 1997 acquisition. The payment from Ryder’s insurance carrier represents a reimbursement for amounts paid by the Company in excess of the self-insured retention for workers’ compensation and automobile liability claims assumed in the acquisition of Ryder’s Automotive Carrier Group. As part of the settlement, the Company and Ryder agreed to dismiss all litigation which each party had brought against the other thereby resulting in the complete dismissal of the Ryder actions. Except with respect to expenses already incurred, Ryder has agreed to indemnify Allied for all costs, including legal fees and any potential judgment against Allied, arising out of the Gateway/CCI Actions. The Gateway/CCI Actions had centered around the contention that the Company breached legal duties with respect to a failed business transaction involving Gateway Development, Ryder Truck Rental, Inc. and Ryder System. Although the Gateway/CCI Actions remain pending, the settlement provides Allied with indemnification from Ryder as to exposure to future legal fees or any potential judgment against the Company.

As part of the settlement agreement with Ryder, the Company has issued a letter of credit in favor of Ryder. At December 31, 2004, the letter of credit totaled $8.5 million, which is included in the $38.1 million of the outstanding letters of credit noted in (b) above. As previously agreed, the Company increased the letter of credit by $1 million for the first quarter of 2005 to bring the total to $9.5 million. Ryder may only draw on the letter of credit if the Company fails to pay workers’ compensation and liability claims assumed by the Company in the Ryder Automotive Carrier Group acquisition. The Company has provided the letter of credit in favor of Ryder because Ryder has issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims assumed by the Company. Under the agreement, an actuarial valuation is to be made to determine the remaining outstanding amount as of March 31, 2005 and periodically thereafter, of workers’ compensation and liability claims assumed by the Company and the letter of credit will be adjusted accordingly. The parties are in the process of selecting a mutually agreeable actuary to perform this valuation.

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

(e) Purchase and Service Contract Commitments

In April 2001, the Company entered into a five-year commitment with IBM whereby IBM would provide the Company’s mainframe computer processing services. In December 2003, the Company and IBM amended the agreement. The amended agreement is a ten-year commitment which commenced in February 2004 for IBM to provide additional services to manage applications for the Company’s electronic data interchange, network services, technical services, and applications development and support. Payments under this contract, prior to its amendment, amounted to approximately $5.9 million and $5.3 million for the years ended December 31, 2003 and 2002, respectively. Payments for 2004 were $10.6 million which included $0.5 million of payments made prior to the contract amendment. The agreement includes outsourcing at prices defined within the agreement. The purchase commitment over the remaining life of the agreement totals $98.5 million as follows (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2005	$10,329
2006	10,385
2007	10,658
2008	10,689
2009	10,849
2010 - 2014	45,603

$98,513

(f) Collective Bargaining Agreements

On March 24, 2003, the Company negotiated the renewal of its contract with its employees represented by the Teamsters Union in Eastern Canada. Allied Systems (Canada) Company and the Teamsters Union in Eastern Canada had been operating under a contract that expired on October 31, 2002. The new contract will expire on October 31, 2005. The contract covers the drivers, mechanics, and yard personnel represented by the Teamsters Union in the provinces of Ontario and Quebec, and represents approximately 70% of the Company’s total bargaining unit employees in Canada.

Employees of the Company’s subsidiary, Allied Systems, which represents approximately 80% of the Company’s U.S. employees, are represented by the International Brotherhood of Teamsters Union in the U.S. A collective bargaining agreement, which covers the Company’s employees represented by the Teamsters, commenced on June 1, 2003 and will expire on May 31, 2008.

(18) Industry Segment and Geographic Information

In accordance with the requirements of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company has identified two reportable segments through which it conducts its operating activities: Allied Automotive Group and the Axis Group. These two segments reflect the internal reporting used by management to assess performance and allocate resources. Allied Automotive Group is engaged in the business of transporting automobiles, light trucks, and SUVs from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. The Axis Group is engaged in the business of securing and managing vehicle distribution services, automobile inspections, auction and yard management services, intra-modal transport services, vehicle tracking, vehicle accessorization, and dealer preparatory services for the automotive industry. The accounting policies for each segment are the same as those described in Note 2, Significant Accounting Policies. Except for the allocation of certain corporate overhead, the costs of operating each segment as well as the assets owned are primarily maintained and recorded directly within the respective segment.

Set forth below is certain financial information related to these two segments and corporate/other for 2004, 2003 and 2002 (in thousands):

	Years Ended December 31,
	2004	2003	2002
Revenues — unaffiliated customers:
Allied Automotive Group	$869,507	$836,835	$868,041
Axis Group	25,706	28,628	30,019

Total	$895,213	$865,463	$898,060

Depreciation and amortization:
Allied Automotive Group	$38,596	$39,427	$48,984
Axis Group	1,938	2,887	2,956
Corporate/other	2,409	3,242	2,940

Total	$42,943	$45,556	$54,880

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
	2004	2003	2002
Operating income (loss):
Allied Automotive Group	$2,249	$11,655	$9,021
Axis Group	(5,410)	4,476	4,312
Corporate/other	(9,880)	2,352	7,675

Total	(13,041)	18,483	21,008
Reconciling items:
Interest expense	(31,355)	(29,138)	(30,627)
Investment income	1,136	3,172	2,463
Foreign exchange gain	1,929	3,169	108
Other, net	(191)	1,976	2,485

Loss before income taxes and cumulative effect of change in accounting principle	$(41,522)	$(2,338)	$(4,563)

	December 31,
	2004	2003	2002
Total assets:
Allied Automotive Group	$274,228	$282,735	$300,888
Axis Group	19,690	31,993	35,663
Corporate/other	127,614	145,335	133,385

Total	$421,532	$460,063	$469,936

Capital expenditures:
Allied Automotive Group	$21,309	$17,959	$21,416
Axis Group	1,097	299	217
Corporate/other	136	297	153

Total	$22,542	$18,555	$21,786

During 2004 the Allied Automotive Group recorded a non-cash charge of $3.9 million related to the conclusion that self-insurance reserves could no longer be discounted, wrote off $1.1 million of tires and revised estimated useful lives of property and equipment and recorded depreciation expense of $4.2 million. Also, goodwill on the Axis Group was reduced by $8.3 million for an impairment charge. A non-cash charge of $7.1 million related to no longer discounting insurance reserves was recorded in Corporate/other.

Geographic financial information for 2004, 2003, and 2002 is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Revenues:
United States	$734,247	$707,068	$746,777
Canada	160,966	158,395	151,283

	$895,213	$865,463	$898,060

	December 31,
	2004	2003	2002
Long-lived assets:
United States	$97,621	$116,810	$140,917
Canada	38,014	38,763	35,746

	$135,635	$155,573	$176,663

Revenues are attributed to the respective countries based on the terminal that provides the service and long-lived assets consist of property and equipment.

Substantially all of the Company’s revenues and receivables are generated from the automotive industry. Set forth below is certain percentage data on Allied Automotive Group’s three largest customers:

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years ended December 31,
	2004	2003	2002
Revenues earned from Allied Automotive Group’s three largest customers:
General Motors Corporation	35%	36%	36%
Ford Motor Company	24%	23%	24%
DaimlerChrysler Corporation	14%	13%	13%

	73%	72%	73%

	December 31,
	2004	2003
Accounts receivable due from Allied Automotive Group’s three largest customers:
General Motors Corporation	36%	20%
Ford Motor Company	18%	29%
DaimlerChrysler Corporation	17%	10%

	71%	59%

Revenue percentages are based on Allied Automotive Group’s revenues; the accounts receivable percentages are based on Allied Automotive Group’s accounts receivable balances.

(19) Stockholders’ Equity

The Company has authorized 5,000,000 shares of preferred stock with no par value. None of these shares have been issued. The Board of Directors has the authority to issue these shares, fix dividends, determine voting rights, conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

The agreements governing the Company’s Credit Facility and its Senior Notes each contain covenants restricting the Company’s ability to pay dividends on its common stock (See Note 12). No cash dividends were paid during the years ended December 31, 2004, 2003 and 2002.

During 2003, the Company reserved 225,000 shares of common stock under its 2003 Stock Issuance Plan pursuant to which, in August 2003, it awarded 250 shares of common stock to each of its full time nonbargaining U.S. employees, excluding those at the level of Senior Vice President and above. In addition, in August 2003, the Company agreed to award 250 shares of common stock to each full time nonbargaining employee in Canada as of August 1, 2003, excluding those at the level of Senior Vice President and above. The shares awarded to the U.S. and Canadian employees vested in August 2004 and totaled 147,250 shares, net of reductions for employee terminations. In connection with the shares granted, the Company recorded compensation expense of approximately $300,000 in each of the years ended December 31, 2004 and 2003.

The Company also has a long-term incentive plan that allows for the issuance of grants or awards of nonqualified and incentive stock options, restricted stock, stock appreciation rights, performance units, and performance shares to employees and directors of the Company to acquire up to 2,150,000 shares of its common stock.

Prior to 2000, the Company granted restricted stock to certain of its employees. None of this restricted stock was granted during the years ended December 31, 2004, 2003, or 2002. During the years ended December 31, 2004, 2003, and 2002, restricted shares totaling 4,195, 3,590 and 12,478, respectively, were canceled. Compensation expense is recorded net of forfeitures over the five-year vesting period of the restricted stock. In connection with the vesting of awards of restricted stock, the Company recorded compensation expense of approximately $100,000 for each of the years ended December 31, 2004 and 2003 and a benefit of approximately $100,000 for the year ended December 31, 2002. As of December 31, 2004, 2003, and 2002, restricted stock outstanding totaled 118,121, 170,993 and 172,534, respectively.

The Company has also awarded nonqualified and incentive stock options under its long-term incentive plan. The vesting period for each award varies from a minimum of two years to a maximum of five years and each award vests ratably by year over the vesting period. All options expire ten years from the date of the grant.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides a summary of stock options plan activity for the years shown:

			Weighted
		Option Price	Average
	Shares	(Per Share)	Exercise Price
Outstanding as of December 31, 2001	1,020,300	$1.80-11.75	$3.56
Granted	648,000	$2.60-5.15	$4.01
Canceled	(56,000)	$2.35-11.75	$5.58

Outstanding as of December 31, 2002	1,612,300	$1.80-11.75	$3.45
Granted	138,000	$3.15-3.51	$3.36
Canceled	(10,333)	$2.60-5.15	$4.58
Exercised	(30,000)	$3.70	$3.70

Outstanding as of December 31, 2003	1,709,967	$1.80-11.75	$3.65
Granted	163,500	$5.50-6.65	$6.37
Canceled	(191,467)	$2.35-11.75	$6.16
Exercised	(93,333)	$2.35-5.00	$2.79

Outstanding as of December 31, 2004	1,588,667	$1.80-10.37	$3.68

	2004	2003	2002
Options exercisable at year-end	1,258,823	1,122,319	531,631
Weighted-average exercise price of options exercisable at year-end	$3.33	$3.67	$4.31
Per share weighted-average fair value of options granted during the year	$4.65	$3.36	$4.01

The following table sets forth the exercise price range, number of shares, weighted-average exercise price, remaining contractual lives and options exercisable by groups of similar price and grant date:

	Options Outstanding at			Options Exercisable at
	December 31, 2004			December 31, 2004
			Weighted
			Average
		Weighted	Remaining		Weighted
		Average	Contractual		Average
	Number of	Exercise	Life	Number of	Exercise
Range of Exercise Prices	Shares	Price	(Years)	Shares	Price
$1.80 — 3.70	1,121,667	$2.78	7.05	1,025,663	$2.77
$4.30 — 7.06	444,500	$5.63	7.75	210,660	$5.34
$9.50 — 11.75	22,500	$10.08	2.76	22,500	$10.08

	1,588,667		7.18	1,258,823	$3.33

(20) Quarterly Financial Data (Unaudited)

	2004
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$212,244	$236,616	$207,599	$238,754
Operating (loss) income	(1,482)	4,659	(781)	(15,437)
Net loss	(9,048)	(3,753)	(7,634)	(33,448)
Net loss per share:
Basic and diluted	$(1.03)	$(0.43)	$(0.87)	$(3.75)
Average shares outstanding:
Basic and diluted	8,789	8,704	8,791	8,910

During the fourth quarter of 2004, the Company recorded a non-cash charge of $11.0 million related to the conclusion that self-insurance reserves could no longer be discounted, wrote-off $1.1 million of tires and revised estimated useful lives of property and equipment and recorded depreciation expense of $4.2 million. In addition, the Company recorded a non-cash charge of $8.3 million related to the impairment of goodwill and increased the valuation allowance against its deferred tax assets by $11.3 million.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share will not necessarily equal the total computed for the year.

(21) Supplemental Guarantor Information

Substantially all of the subsidiaries of the Company, the Guarantor Subsidiaries, guarantee the Company’s obligations under the Senior Notes. The guarantees are full and unconditional. The Guarantors are jointly and severally liable for the Company’s obligations under the Senior Notes and there are no restrictions on the ability of the Guarantors to make distributions to the Company. The Company owns 100% of the Guarantor Subsidiaries. See Note 12 for a description of the Senior Notes and a listing of the Nonguarantor Subsidiaries.

The following consolidating balance sheet information, statement of operations information, and statement of cash flows information present the financial statement information of the parent company and the combined financial statement information of the Guarantor Subsidiaries and Nonguarantor Subsidiaries.

The supplemental consolidating balance sheet information as of December 31, 2004 is as follows (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$533	$1,983	$—	$2,516
Restricted cash and cash equivalents	—	(1)	27,379	—	27,378
Receivables, net of allowance	—	55,407	1,902	—	57,309
Inventories	—	4,649	—	—	4,649
Deferred income taxes	2,927	1,705	—	—	4,632
Prepayments and other current assets	1,699	10,465	250	—	12,414

Total current assets	4,626	72,758	31,514	—	108,898

Property and equipment, net	4,744	127,676	3,215	—	135,635
Goodwill, net	1,515	82,462	—	—	83,977
Other assets:
Restricted cash and cash equivalents	—	1	55,501	—	55,502
Other noncurrent assets	31,995	4,907	618	—	37,520
Deferred income taxes	17,843	—	—	(17,843)	—
Intercompany receivables (payables)	75,147	(72,978)	(2,169)	—	—
Investment in subsidiaries	(9,070)	6,170	—	2,900	—

Total other assets	115,915	(61,900)	53,950	(14,943)	93,022

Total assets	$126,800	$220,996	$88,679	$(14,943)	$421,532

Current liabilities:
Current maturities of long-term debt	$—	$13,500	$—	$—	$13,500
Borrowings under revolving credit facility	—	2,972	—	—	2,972
Accounts and notes payable	3,818	30,696	176	—	34,690
Intercompany payables (receivables)	6,956	(6,956)	—	—	—
Accrued liabilities	7,067	47,923	30,473	—	85,463

Total current liabilities	17,841	88,135	30,649	—	136,625

Long-term debt, less current maturities	150,000	84,766	—	—	234,766
Postretirement benefits other than pensions	—	5,082	—	—	5,082
Deferred income taxes	—	33,990	17	(17,843)	16,164
Other long-term liabilities	508	33,595	36,341	—	70,444
Stockholders’ equity:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	48,421	166,130	2,488	(168,618)	48,421
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(88,907)	(179,239)	19,184	160,055	(88,907)
Accumulated other comprehensive (loss) income, net of tax	(356)	(11,463)	—	11,463	(356)

Total stockholders’ (deficit) equity	(41,549)	(24,572)	21,672	2,900	(41,549)

Total liabilities and stockholders’ equity (deficit)	$126,800	$220,996	$88,679	$(14,943)	$421,532

The supplemental consolidating balance sheet information as of December 31, 2003 is as follows (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$549	$1,166	$433	$—	$2,148
Restricted cash and cash equivalents			26,267		26,267
Receivables, net of allowance	—	50,842	1,148	—	51,990
Inventories	—	4,983	—	—	4,983
Deferred income taxes	17,518	3,496	—	—	21,014
Prepayments and other current assets	1,750	10,741	3,154	—	15,645

Total current assets	19,817	71,228	31,002	—	122,047

Property and equipment, net	6,695	145,912	2,966	—	155,573
Goodwill, net	1,515	88,688	—	—	90,203
Other assets:
Restricted cash and cash equivalents	—	—	55,817		55,817
Other noncurrent assets	30,327	5,325	771	—	36,423
Deferred income taxes	14,875	—	—	(14,875)	—
Intercompany receivables (payables)	71,582	(71,582)	—	—	—
Investment in subsidiaries	32,631	5,626	—	(38,257)	—

Total other assets	149,415	(60,631)	56,588	(53,132)	92,240

Total assets	$177,442	$245,197	$90,556	$(53,132)	$460,063

Current liabilities:
Current maturities of long-term debt	$—	$16,374	$—	$—	$16,374
Accounts and notes payable	2,175	35,252	72	—	37,499
Intercompany payables (receivables)	7,628	(18,305)	10,677	—	—
Accrued liabilities	8,825	56,914	15,498	—	81,237

Total current liabilities	18,628	90,235	26,247	—	135,110

Long-term debt, less current maturities	150,000	80,126	—	—	230,126
Postretirement benefits other than pensions	—	5,302	—	—	5,302
Deferred income taxes	—	35,889	—	(14,875)	21,014
Other long-term liabilities	—	27,011	32,686	—	59,697
Stockholders’ equity:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	47,511	166,130	2,488	(168,618)	47,511
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(35,024)	(148,516)	29,135	119,381	(35,024)
Accumulated other comprehensive income (loss) net of tax	(2,966)	(10,980)	—	10,980	(2,966)

Total stockholders’ equity (deficit)	8,814	6,634	31,623	(38,257)	8,814

Total liabilities and stockholders’ equity (deficit)	$177,442	$245,197	$90,556	$(53,132)	$460,063

The supplemental consolidating statement of operations information for the year ended December 31, 2004 is as follows (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$36,209	$893,620	$41,126	$(75,742)	$895,213

Operating expenses:
Salaries, wages and fringe benefits	6,211	470,171	22,094	(9,748)	488,728
Operating supplies and expenses	13,527	148,459	280	—	162,266
Purchased transportation	—	111,214	—	—	111,214
Insurance and claims	—	42,343	28,263	(29,785)	40,821
Operating taxes and licenses	173	29,631	—	—	29,804
Depreciation and amortization	2,409	40,055	479	—	42,943
Rents	2,691	5,860	5	—	8,556
Communications and utilities	3,623	2,697	22	—	6,342
Other operating expenses	6,446	39,680	207	(36,209)	10,124
Impairment of goodwill	—	8,295	—	—	8,295
Gain on disposal of operating assets, net	—	(839)	—	—	(839)

Total operating expenses	35,080	897,566	51,350	(75,742)	908,254

Operating (loss) income	1,129	(3,946)	(10,224)	—	(13,041)

Other income (expense):
Interest expense	(2,226)	(28,821)	(308)	—	(31,355)
Investment income	—	40	1,096	—	1,136
Foreign exchange gain (loss)	—	1,938	(9)	—	1,929
Other, net	—	(191)	—	—	(191)
Equity in (losses) earnings of subsidiaries	(41,217)	517	—	40,700	—

	(43,443)	(26,517)	779	40,700	(28,481)

Loss before income taxes	(42,314)	(30,463)	(9,445)	40,700	(41,522)
Income tax benefit (expense)	(11,569)	(286)	(506)	—	(12,361)

Net (loss) income	$(53,883)	$(30,749)	$(9,951)	$40,700	$(53,883)

The supplemental consolidating statement of operations information for the year ended December 31, 2003 is as follows (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$36,519	$864,045	$36,706	$(71,807)	$865,463

Operating expenses:
Salaries, wages, and fringe benefits	13,174	456,366	—	—	469,540
Operating supplies and expenses	9,226	129,091	195	—	138,512
Purchased transportation	—	99,604	—	—	99,604
Insurance and claims	—	41,162	32,294	(35,288)	38,168
Operating taxes and licenses	244	30,132	—	—	30,376
Depreciation and amortization	3,242	41,843	471	—	45,556
Rents	1,523	4,561	6	—	6,090
Communications and utilities	4,451	2,673	14	—	7,138
Other operating expenses	5,066	41,848	276	(36,519)	10,671
Loss on disposal of operating assets, net	—	1,325	—	—	1,325

Total operating expenses	36,926	848,605	33,256	(71,807)	846,980

Operating income (loss)	(407)	15,440	3,450	—	18,483

Other income (expense):
Interest expense	(7,109)	(21,780)	(249)	—	(29,138)
Investment income	—	68	3,104	—	3,172
Foreign exchange gain (loss)	—	3,203	(34)	—	3,169
Other, net	1,976	—	—	—	1,976
Equity in earnings of subsidiaries	2,355	515	—	(2,870)	—

	(2,778)	(17,994)	2,821	(2,870)	(20,821)

(Loss) income before income taxes	(3,185)	(2,554)	6,271	(2,870)	(2,338)
Income tax benefit (expense)	(5,419)	315	(1,162)	—	(6,266)

Net (loss) income	$(8,604)	$(2,239)	$5,109	$(2,870)	$(8,604)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The supplemental consolidating statement of operations information for the year ended December 31, 2002 is as follows (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$26,466	$896,574	$38,005	$(62,985)	$898,060

Operating expenses:
Salaries, wages, and fringe benefits	9,162	474,383	—	—	483,545
Operating supplies and expenses	4,613	133,725	204	—	138,542
Purchased transportation	—	99,109	—	—	99,109
Insurance and claims	57	49,104	30,858	(36,519)	43,500
Operating taxes and licenses	226	33,357	—	—	33,583
Depreciation and amortization	2,940	51,469	471	—	54,880
Rents	1,846	4,489	7	—	6,342
Communications and utilities	1,401	5,007	11	—	6,419
Other operating expenses	3,841	32,620	389	(26,466)	10,384
Loss on disposal of operating assets, net	—	541	207	—	748

Total operating expenses	24,086	883,804	32,147	(62,985)	877,052

Operating income	2,380	12,770	5,858	—	21,008

Other income (expense):
Interest expense	(8,116)	(22,482)	(210)	181	(30,627)
Investment income	1	60	2,583	(181)	2,463
Foreign exchange gain (loss)	(8)	196	(80)	—	108
Gain on early extinguishment of debt	2,750	—	—	—	2,750
Other, net	—	(265)	—	—	(265)
Intercompany dividends	1,144	(1,144)	—	—	—
Equity in (losses) earnings of subsidiaries	(16,675)	415	—	16,260	—

	(20,904)	(23,220)	2,293	16,260	(25,571)

(Loss) income before income taxes and cumulative effect of change in accounting principle	(18,524)	(10,450)	8,151	16,260	(4,563)
Income tax benefit (expense)	10,998	704	(10,573)	—	1,129

Loss before cumulative effect of change in accounting principle	(7,526)	(9,746)	(2,422)	16,260	(3,434)
Cumulative effect of change in accounting principle net of tax	—	(4,092)	—	—	(4,092)

Net loss	$(7,526)	$(13,838)	$(2,422)	$16,260	$(7,526)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The supplemental consolidating statement of cash flows information for the year ended December 31, 2004 is as follows (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(53,883)	$(30,749)	$(9,951)	$40,700	$(53,883)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	2,797	—	—	—	2,797
Depreciation and amortization	2,409	40,055	479	—	42,943
Impairment of goodwill	—	8,295	—	—	8,295
Gain on disposal of assets and other, net	—	(839)	—	—	(839)
Foreign exchange gain, net	—	(1,929)	—	—	(1,929)
Deferred income taxes	11,623	(365)	17	—	11,275
Compensation expense related to stock options and grants	321	—	—	—	321
Equity in losses (earnings) of subsidiaries	41,217	(517)	—	(40,700)	—
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	—	(3,973)	(754)	—	(4,727)
Inventories	—	414	—	—	414
Prepayments and other assets	(4,707)	(1,622)	3,057	—	(3,272)
Accounts and notes payable	1,643	(3,494)	104	—	(1,747)
Intercompany payables	(1,144)	9,652	(8,508)	—	—
Accrued liabilities	(1,250)	(3,520)	18,630	—	13,860

Net cash (used in) provided by operating activities	(974)	11,408	3,074	—	13,508

Cash flows from investing activities:
Purchases of property and equipment	(137)	(21,677)	(728)	—	(22,542)
Proceeds from sale of property and equipment	—	3,040	—	—	3,040
(Increase) decrease in restricted cash and cash equivalents	—	—	(796)	—	(796)
Funds deposited with insurance carriers	—	(32,072)	—	—	(32,072)
Funds returned from insurance carriers	—	34,995	—	—	34,995
(Increase) decrease in cash surrender value of life insurance	(27)	—	—	—	(27)

Net cash provided by (used in) investing activities	(164)	(15,714)	(1,524)	—	(17,402)

Cash flows from financing activities:
Additions to revolving credit facility, net	—	2,972	—	—	2,972
Additions to long-term debt	—	20,000	—	—	20,000
Repayment of long-term debt	—	(18,234)	—	—	(18,234)
Payment of deferred financing costs	—	(475)	—	—	(475)
Proceeds from insurance financing arrangements	—	31,252	—	—	31,252
Repayments of insurance financing arrangements	—	(32,634)	—	—	(32,634)
Proceeds from issuance of common stock	589	—	—	—	589

Net cash provided by (used in) financing activities	589	2,881	—	—	3,470

Effect of exchange rate changes on cash and cash equivalents	—	792	—	—	792

Net change in cash and cash equivalents	(549)	(633)	1,550	—	368
Cash and cash equivalents at beginning of year	549	1,166	433	—	2,148

Cash and cash equivalents at end of year	$—	$533	$1,983	$—	$2,516

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The supplemental consolidating statement of cash flows information for the year ended December 31, 2003 is as follows (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(8,604)	$(2,239)	$5,109	$(2,870)	$(8,604)
Adjustments to reconcile net loss (income) to net cash provided by operating activities:
Interest expense paid in kind	—	1,065	—	—	1,065
Amortization of deferred financing costs	3,697	—	—	—	3,697
Depreciation and amortization	3,242	41,843	471	—	45,556
Loss on disposal of assets and other, net	—	1,325	—	—	1,325
Foreign exchange gain (loss), net	—	(3,203)	34	—	(3,169)
Deferred income taxes	17,250	(9,888)	(448)	—	6,914
Compensation expense related to stock options and grants	260	—	—	—	260
Equity in earnings of subsidiaries	(2,355)	(515)	—	2,870	—
Amortization of Teamsters Union contract costs	—	1,000	—	—	1,000
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	—	7,017	1,361	—	8,378
Inventories	—	272	—	—	272
Prepayments and other assets	1,767	1,015	(2,940)	—	(158)
Accounts and notes payable	(1,187)	(2,104)	(221)	—	(3,512)
Intercompany receivables (payables), net	(8,002)	(2,766)	10,768	—	—
Accrued liabilities	(1,961)	(13,681)	(544)	—	(16,186)

Net cash provided by operating activities	4,107	19,141	13,590	—	36,838

Cash flows from investing activities:
Purchases of property and equipment	(297)	(18,143)	(115)	—	(18,555)
Intercompany sale of property and equipment	(682)	682	—	—	—
Proceeds from sale of property and equipment	—	685	—	—	685
(Increase) decrease in restricted cash and cash equivalents	—	—	(81,279)		(81,279)
(Increase) decrease in restricted investments	—	—	60,732		60,732
Funds deposited with insurance carriers	—	(22,680)	—	—	(22,680)
Funds returned from insurance carriers	—	19,560	—	—	19,560
Decrease in cash surrender value of life insurance	2	—	—	—	2

Net cash used in investing activities	(977)	(19,896)	(20,662)	—	(41,535)

Cash flows from financing activities:
(Repayments) additions to revolving credit facilities, net	—	(24,635)	—	—	(24,635)
Additions to long-term debt	—	99,875	—	—	99,875
Repayment of long-term debt	—	(78,280)	—	—	(78,280)
Payment of deferred financing costs	(3,038)	—	—	—	(3,038)
Proceeds from insurance financing arrangements		19,313	—	—	19,313
Repayments of insurance financing arrangements		(17,634)	—	—	(17,634)
Proceeds from issuance of common stock	450	—	—	—	450

Net cash used in financing activities	(2,588)	(1,361)	—	—	(3,949)

Effect of exchange rate changes on cash and cash equivalents	—	1,346	—	—	1,346

Net change in cash and cash equivalents	542	(770)	(7,072)	—	(7,300)

Cash and cash equivalents at beginning of year	7	1,936	7,505	—	9,448

Cash and cash equivalents at end of year	$549	$1,166	$433	$—	$2,148

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The supplemental consolidating statement of cash flows information for the year ended December 31, 2002 is as follows (in thousands):

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(7,526)	$(13,838)	$(2,422)	$16,260	$(7,526)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on early extinguishment of debt	(2,750)	—	—	—	(2,750)
Interest expense paid in kind	—	1,115	—	—	1,115
Amortization of deferred financing costs	4,004	—	—	—	4,004
Depreciation and amortization	2,940	51,469	471	—	54,880
Loss on disposal of assets and other, net	—	806	207	—	1,013
Foreign exchange loss (gain), net	—	(108)	—	—	(108)
Cumulative effect of change in accounting principle	—	4,092	—	—	4,092
Deferred income taxes	454	(2,786)	700	—	(1,632)
Compensation expense related to stock options and grants	(57)	—	—	—	(57)
Amortization of Teamsters Union contract costs	—	2,400	—	—	2,400
Equity in net loss (income) of subsidiaries	16,675	(415)	—	(16,260)	—
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	24	13,296	347	—	13,667
Inventories	—	265	5	—	270
Prepayments and other assets	(12,772)	5,248	(99)	—	(7,623)
Accounts and notes payable	609	5,052	(5,827)	—	(166)
Intercompany receivables (payables), net	176,797	(170,385)	(6,412)	—	—
Accrued liabilities	(3,628)	(1,971)	331	—	(5,268)

Net cash provided by (used in) operating activities	174,770	(105,760)	(12,699)	—	56,311

Cash flows from investing activities:
Purchases of property and equipment	(152)	(21,629)	(5)	—	(21,786)
Intercompany sale of property and equipment	(2)	2	—	—	—
Proceeds from sale of property and equipment	—	4,725	—	—	4,725
(Increase) decrease in restricted cash and cash equivalents	—	—	5,289	—	5,289
(Increase) decrease in restricted investments	—	—	4,062	—	4,062
Capital contribution	(73,178)	73,100	78	—	—
Return of capital	40,881	(39,484)	(1,397)	—	—
Funds deposited with insurance carriers	—	(6,000)	—	—	(6,000)
Funds returned from insurance carriers	—	—	6,000	—	6,000
Proceeds from sale of equity investment in joint ventures	—	—	3,000	—	3,000
Decrease in cash surrender value of life insurance	2,641	—	—	—	2,641

Net cash (used in) provided by investing activities	(29,810)	10,714	17,027	—	(2,069)

Cash flows from financing activities:
(Repayment) additions to revolving credit facility, net	(98,900)	24,637	—	—	(74,263)
Additions to long-term debt	—	82,750	—	—	82,750
Repayment of long-term debt	(37,498)	(10,037)	—	—	(47,535)
Payment of deferred financing costs	(9,262)	—	—	—	(9,262)
Proceeds from insurance financing arrangements	—	6,328	—	—	6,328
Repayments of insurance financing arrangements	—	(8,216)	—	—	(8,216)
Proceeds from issuance of common stock	338	—	—	—	338
Other, net	160	274	—	—	434

Net cash (used in) provided by financing activities	(145,162)	95,736	—	—	(49,426)

Effect of exchange rate changes on cash and cash equivalents	—	183	—	—	183

Net change in cash and cash equivalents	(202)	873	4,328	—	4,999
Cash and cash equivalents at beginning of year	209	1,063	3,177	—	4,449

Cash and cash equivalents at end of year	$7	$1,936	$7,505	$—	9,448

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2004, 2003 and 2002

	Balance at			Balance at
	Beginning of			End of
Classification	Year	Additions(a)	Deductions(b)	Period
	(In thousands)
Allowance for billing adjustments and doubtful accounts:
Year ended December 31, 2004	$3,575	$491	$(1,910)	$2,156
Year ended December 31, 2003	5,587	2,024	(4,036)	3,575
Year ended December 31, 2002	11,058	1,517	(6,988)	5,587

(a)	Additions are recorded as reductions of revenue as they primarily represent billing adjustments.

(b)	Billing adjustments and write-off of uncollectible accounts.

S-1