Form 10-Q
period 2005-03-31
ALLIED HOLDINGS INC
filed 2005-05-23
CIK 909950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 —

For the quarterly period ended March 31, 2005

or

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

☐ Yes ☑ No

Outstanding common stock, no par value at May 9, 2005..................... 8,980,329

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,922	$2,516
Restricted cash and cash equivalents	30,799	27,378
Receivables, net of allowances of $2,338 and $2,156 as of March 31, 2005 and December 31, 2004, respectively	56,255	57,309
Inventories	4,797	4,649
Deferred income taxes	4,775	4,632
Prepayments and other current assets	24,175	12,414

Total current assets	124,723	108,898
Property and equipment, net of accumulated depreciation	131,697	135,635
Goodwill, net	83,680	83,977
Other assets:
Restricted cash and cash equivalents	62,434	55,502
Other noncurrent assets	36,515	37,520

Total other assets	98,949	93,022

Total assets	$439,049	$421,532

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current maturities of long-term debt	$13,500	$13,500
Borrowings under revolving credit facilities	16,815	2,972
Accounts and notes payable	38,778	34,690
Accrued liabilities	99,254	85,463

Total current liabilities	168,347	136,625

Long-term debt, less current maturities	230,601	234,766
Postretirement benefits other than pensions	4,868	5,082
Deferred income taxes	16,214	16,164
Other long-term liabilities	70,888	70,444
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, no par value. Authorized 5,000 shares; none outstanding	—	—
Common stock, no par value. Authorized 20,000 shares; 8,940 and 8,919 outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	48,464	48,421
Treasury stock, 139 shares at cost	(707)	(707)
Accumulated deficit	(98,965)	(88,907)
Accumulated other comprehensive loss, net of tax	(661)	(356)

Total stockholders’ deficit	(51,869)	(41,549)

Total liabilities and stockholders’ deficit	$439,049	$421,532

See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$220,950	$212,244

Operating expenses:
Salaries, wages, and fringe benefits	121,228	119,947
Operating supplies and expenses	41,509	37,046
Purchased transportation	28,861	25,906
Insurance and claims	8,883	9,163
Operating taxes and licenses	7,774	6,559
Depreciation and amortization	8,192	10,386
Rents	1,849	1,716
Communications and utilities	1,911	1,954
Other operating expenses	2,580	2,186
Loss (gain) on disposal of operating assets, net	44	(1,137)

Total operating expenses	222,831	213,726

Operating loss	(1,881)	(1,482)

Other income (expense):
Interest expense	(8,212)	(7,368)
Investment income	438	57
Foreign exchange loss, net	(199)	(155)
Other, net	—	(100)

	(7,973)	(7,566)

Loss before income taxes	(9,854)	(9,048)
Income tax expense	(204)	—

Net loss	$(10,058)	$(9,048)

Basic and diluted loss per common share:
Net loss:
Basic and diluted	$(1.13)	$(1.03)

Weighted average common shares outstanding:
Basic and diluted	8,940	8,789

See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(10,058)	$(9,048)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	747	704
Depreciation and amortization	8,192	10,386
Loss (gain) on disposal of assets and other, net	44	(1,137)
Foreign exchange loss, net	199	155
Deferred income taxes	(104)	—
Compensation expense related to stock options and grants	—	195
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	959	(4,422)
Inventories	(159)	(74)
Prepayments and other assets	(5,895)	(8,106)
Accounts and notes payable	(1,298)	(7,481)
Accrued liabilities	14,124	7,646

Net cash provided by (used in) operating activities	6,751	(11,182)

Cash flows from investing activities:
Purchases of property and equipment	(4,825)	(4,847)
Proceeds from sales of property and equipment	252	1,826
Increase in restricted cash and cash equivalents	(10,353)	(8,234)
Funds deposited with insurance carriers	(7,357)	(32,024)
Funds returned from insurance carriers	1,609	27,516

Net cash used in investing activities	(20,674)	(15,763)

Cash flows from financing activities:
Additions to revolving credit facilities, net	13,843	16,870
Repayment of long-term debt	(4,165)	(5,167)
Proceeds from insurance financing arrangements	8,031	28,141
Repayments of insurance financing arrangements	(2,601)	(7,041)
Proceeds from issuance of common stock	43	303

Net cash provided by financing activities	15,151	33,106

Effect of exchange rate changes on cash and cash equivalents	178	132

Net change in cash and cash equivalents	1,406	6,293
Cash and cash equivalents at beginning of period	2,516	2,148

Cash and cash equivalents at end of period	$3,922	$8,441

Supplemental cash flow information:
Cash paid during the period for:
Interest	$4,401	$3,712
Income taxes, net of refunds	$80	$134

See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Throughout this Quarterly Report on Form 10-Q, we will use the terms “we,” “our,” “us” and “Allied” to refer to Allied Holdings, Inc. and its subsidiaries).

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and are based on the instructions to Form 10-Q and Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed in this report, there have been no material changes in the information that we disclosed in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The accompanying unaudited consolidated financial statements reflect all adjustments (including normal recurring accruals), which are, in management’s opinion, necessary to present fairly the financial condition, results of operations and cash flows for the periods presented.

Our revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models which are shipped to dealers during those periods as well as to the higher spring and early summer sales of automobiles, light trucks and SUVs. As a result of these and other factors, our operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

These interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

(2) Use of Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires that management make a number of estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to estimates and assumptions include the carrying amounts of property and equipment and goodwill; valuation allowances for receivables and deferred income tax assets; self-insurance reserves, and assets and obligations related to employee benefits. Actual results could differ from those estimates.

(3) Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations which clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, with early adoption encouraged. Retrospective application of interim financial information is permitted but is not required. We are currently assessing the impact FIN 47 may have on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No.107, which provides interpretive guidance regarding the interaction of SFAS No. 123R and certain SEC rules and regulations related to share-based payment transactions with nonemployees, valuation methods, classification of compensation expense, non-GAAP measures, accounting for income tax effects, modification of employee share options prior to adoption and disclosures in Management’s Discussion and Analysis. SFAS No. 123R was to be adopted no later than the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the SEC issued a rule that allows companies to implement SFAS No. 123R as of the beginning of the fiscal year beginning after June 15, 2005. We plan to adopt SFAS No. 123R effective January 1, 2006.

Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the method to be used for amortizing the resulting compensation cost and the transition method to be used at the date of adoption. The transition methods include the modified prospective and the modified retrospective adoption methods. The modified prospective method requires that compensation expense be recognized beginning with the effective date based on the requirements of SFAS 123R for all awards granted to employees after the effective date of SFAS 123R and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective methods described above, but also permits companies to restate prior periods based on the amounts previously reported under SFAS No. 123 for purposes of pro forma disclosures. We are currently evaluating the requirements of SFAS No. 123R and expect that the adoption of this standard will result in reported operating results that are similar to our current pro forma disclosures under SFAS No. 123. In addition, the adoption would reduce net operating cash flows and increase net financing cash flows in periods after adoption to the extent that benefits of tax deductions exceed previously recognized compensation cost. These amounts have not been significant to our prior financial statement disclosures.

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 allows an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We expect to complete our evaluation of the impact of the repatriation provisions by the second quarter of 2005. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. However, we do not expect the impact on our financial statements to be significant.

(4) Reclassifications

We have reclassified certain items in the statement of cash flows for the period ended March 31, 2004 to conform to the current period presentation. These items are related to the financing of certain insurance costs. During 2004, we determined that the borrowings and repayments in connection with our insurance financing arrangements should be reclassified from operating activities to financing activities in our consolidated statement of cash flows. Additionally, we concluded that funds deposited with and returned from our insurance carriers related to our insurance financing arrangements should be disclosed as cash flows from investing activities rather than cash flows from operating activities. A summary of the effects of these reclassifications on our consolidated statement of cash flows for the three months ended March 31, 2004 is presented below (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	Three Months Ended
	March 31, 2004
	As Previously	As
	Reported	Reclassified
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	$(8,541)	$(4,422)
Prepayments and other assets	(7,117)	(8,106)
Accounts and notes payable	(8,680)	(7,481)
Accrued liabilities	7,637	7,646
Net cash used in operating activities	(15,520)	(11,182)
Cash flows from investing activities:
Funds deposited with insurance carriers	—	(32,024)
Funds returned from insurance carriers	—	27,516
Net cash used in investing activities	(11,255)	(15,763)
Cash flows from financing activities:
Proceeds from insurance financing arrangements	26,124	28,141
Repayments of insurance financing arrangements	(5,194)	(7,041)
Net cash provided by financing activities	32,936	33,106

(5) Prepayments and Other Current Assets

Prepayments and other current assets as of March 31, 2005 and December 31, 2004 are presented below (in thousands):

	March 31,	December 31,
	2005	2004
Tires on tractors and trailers	$2,334	$2,231
Prepaid insurance	12,848	4,058
Prepaid licenses	5,058	1,570
Other	3,935	4,555

	$24,175	$12,414

(6) Property and Equipment

Property and equipment and the related accumulated depreciation and amortization are presented below as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
Cost	$540,900	$555,713
Accumulated depreciation and amortization	(409,203)	(420,078)

	$131,697	$135,635

(7) Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review our goodwill annually for impairment or on an interim basis if an event occurs or circumstances change that would potentially reduce the fair value of our goodwill below its carrying value. Our reporting units are the Allied Automotive Group and the Axis Group. In the table below, we provide a summary of the change in the carrying value of our goodwill, by reporting unit, for the three months ended March 31, 2005 (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	Allied
	Automotive	Axis
	Group	Group	Total
Balance as of December 31, 2004	$80,041	$3,936	$83,977
Decrease in carrying amount due to changes in currency rates	(295)	(2)	(297)

Balance as of March 31, 2005	$79,746	$3,934	$83,680

(8) Other Noncurrent Assets

Other noncurrent assets as of March 31, 2005 and December 31, 2004 were as follows (in thousands):

	March 31,	December 31,
	2005	2004
Cash surrender value of life insurance	$6,227	$6,227
Deferred financing costs	6,649	7,396
Prepaid pension cost	18,057	18,114
Deposits and other	5,582	5,783

	$36,515	$37,520

The deferred financing costs and the related accumulated amortization are presented below as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
Cost	$15,235	$15,235
Accumulated amortization	(8,586)	(7,839)

	$6,649	$7,396

The amortization of deferred financing costs is included in interest expense and was $747,000 and $704,000 for the three months ended March 31, 2005 and 2004, respectively.

(9) Accounts and Notes Payable and Accrued Liabilities

Included in accounts and notes payable in the consolidated balance sheets are notes payable with third parties for insurance financing arrangements of $7.3 million and $1.8 million as of March 31, 2005 and December 31, 2004, respectively. These amounts are due in monthly installments, generally over a period of one year.

Accrued liabilities as of March 31, 2005 and December 31, 2004 were as follows (in thousands):

	March 31,	December 31,
	2005	2004
Wages and benefits	$39,289	$31,059
Claims and insurance reserves	35,870	36,764
Accrued interest	7,819	4,756
Accrued taxes	7,828	5,320
Purchased transportation	3,824	1,942
Other	4,624	5,622

	$99,254	$85,463

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

During the first quarter of 2005, we recorded $1.4 million of revenue ($0.16 per share) as a result of the final resolution of fees previously paid by a customer that had been deferred and were included in accrued liabilities.

10) Claims and Insurance Reserves

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

We retain liability for automobile liability claims of $1 million or less in the U.S. with no aggregate limit and have a $7 million inner-aggregate deductible for claims that exceed $1 million but are less than $5 million per occurrence. Claims in excess of $5 million are covered by excess insurance. In Canada, we retain liability up to CDN $500,000 for each claim for personal injury and property damage, and a CDN $500,000 inner-aggregate limit for losses from CDN $500,000 to CDN $1 million. Additionally, we retain liability of up to $250,000 for each cargo damage claim in the U.S. and up to CDN $250,000 for each cargo damage claim in Canada. These retentions and deductibles were effective January 1, 2004 and remain in effect for the insurance year ending December 31, 2005.

Claims and insurance reserves reflect the estimated cost of claims for workers’ compensation, cargo loss and damage, automobile and general liability, and products liability losses that are not covered by insurance. Amounts that we estimate will be paid within the next year have been classified as current in accrued liabilities in the consolidated balance sheet while the noncurrent portion is included in other long-term liabilities. Costs related to these reserves are included in the statement of operations in insurance and claims expense, except for workers’ compensation, which is included in salaries, wages, and fringe benefits.

We utilize a third-party claims processor, who works under our direction, and third-party actuarial valuations to assist in the determination of the majority of our claims and insurance reserves. The third-party claims administrator sets claims reserves on a case-by-case basis. The third-party actuary utilizes the aggregate data from these reserves, along with historical paid and incurred amounts, to determine, by loss year, the projected ultimate cost of all claims reported and not yet reported, including potential adverse developments. Our product liability claims reserves are set on a case-by-case basis by our claims administrators in conjunction with legal counsel handling the claims, and include an estimate for claims incurred but not yet reported. We track cargo claims and record reserve amounts on a case-by-case basis. The reserve for cargo claims includes an estimate for incurred but not yet reported claims. These claims and insurance reserves are adjusted periodically, as claims develop, to reflect changes in actuarial estimates based on actual experience.

Workers’ compensation losses in Canada are covered by government insurance programs to which we make premium payments. In one province, we are also subject to retrospective premium adjustments based on actual claims losses compared to expected losses. Our reserves include an estimate of retrospective adjustments based on the most recently available actual claims data provided by the government. Unfavorable claims development related to claims from prior years resulted in a change in the estimated reserve of $0.5 million, or $0.06 per share, for the three months ended March 31, 2005.

Prior to the fourth quarter of 2004, our estimates of workers compensation, automobile and general liability and product liability losses were discounted to their present values using our estimate of weighted-average risk-free interest rates for each claim year. The discount rate for the first quarter of 2004 was 3.0%. During the fourth quarter

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

of 2004, we determined that the continuing adverse development of aged claims was such that we could no longer reliably determine our self-insurance reserves on a discounted basis.

Included below is a summary of our insurance and claims reserves as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
Accrued liabilities - current	$35,870	$36,764
Other long-term liabilities - noncurrent	68,474	67,621

	$104,344	$104,385

We believe that adequate provision has been made for all incurred claims including those not reported. Favorable or unfavorable developments subsequent to the date of our estimates could have a material impact on the consolidated financial statements.

(11) Employee Benefit Plans

The following table sets forth the components of our net periodic benefit cost for the pension and postretirement benefit plans for the three months ended March 31, 2005 and 2004 (in thousands):

	Defined Benefit		Postretirement Benefit
	Pension Plans		Plans
	Three Months Ended March 31,
	2005	2004	2005	2004
Service cost	$21	$22	$13	$12
Interest cost	743	676	177	144
Expected return on plan assets	(1,062)	(783)	—	—
Amortization of:
Unrecognized net actuarial loss	482	355	161	—
Prior service cost	12	12	(82)	(16)
Transition asset	—	(5)	—	—
Recognized actuarial loss	—	54	—	16

Net period benefit cost	$196	$331	$269	$156

For the three months ended March 31, 2005, we made no contribution to our defined benefit pension plans but contributed approximately $0.3 million to our postretirement plans. In May 2005, we contributed approximately $0.6 million to the defined benefit pension plans and we do not expect to make any additional contributions to the defined benefit pension plans during 2005. We expect that we will contribute an additional $1.0 million to the postretirement benefit plans during the remainder of 2005.

(12) Long-Term Debt and Borrowings Under the Revolving Credit Facility

Long-term debt at March 31, 2005 and December 31, 2004 were as follows (in thousands):

	March 31,	December 31,
	2005	2004
Term Loan A	$74,101	$78,266
Term Loan B	20,000	20,000
Senior notes	150,000	150,000

	244,101	248,266
Less current maturities of long-term debt	(13,500)	(13,500)

	$230,601	$234,766

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Credit Facilities

Our credit facility, as amended in April 2005, (the credit facility and all amendments thereto are collectively referred to as the “Credit Facility”), provides us with a $90 million revolving credit facility (the “Revolver”), a $100 million term loan (“Term Loan A”), a $20 million term loan (“Term Loan B”) and a $25 million term loan (“Term Loan C”). Term loan A is payable in quarterly installments of principal and interest and Term Loans B and C are payable in full at maturity with monthly payments of interest. Although the Credit Facility, including the Revolver, has a maturity date of September 4, 2007, we have classified the Revolver as current based on the requirement of Emerging Issues Task Force (“EITF”) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

On April 13, 2005, the Credit Facility was amended to add Term Loan C and to change the financial covenant related to the required minimum earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, applicable to the twelve month period ended December 31, 2004 and the respective twelve month periods ending each month thereafter through April 30, 2005. This amendment also increased the debt incurrence ratio, as set forth in the Credit Facility, for the months of April and May 2005.

Interest rates under the Credit Facility are as follows:

•	The Revolver – prime rate plus 1.5%, or LIBOR plus 4.5%, at management’s discretion, with a minimum interest rate of 6.5%. We also pay commitment fees on the undrawn portion of the Revolver;

•	Term Loan A - a rate which falls between 8.5% and 11.5% based solely on our leverage as defined in the Credit Facility;

•	Term Loans B and C - a rate equal to the greater of (i) the prime rate plus 8.5% or (ii) 13.25%. In the event that our consolidated earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, for the year ending December 31, 2005 exceeds $70 million, Term Loan B will bear interest on the principal amount outstanding on such date at the interest rate applicable to Term Loan A, effective February 14, 2006;

At March 31, 2005, the interest rates on the Revolver, Term Loan A and Term Loan B were 7.25%, 11.5% and 14.25%, respectively. The interest rate on Term Loan C was 14.50% as of May 14, 2005.

The amount available under the $90 million Revolver may be reduced based on a calculation of Revolver collateral and may be limited by a debt incurrence ratio as set forth in the Credit Facility. As of March 31, 2005, $81.4 million of Revolver collateral was available. As of March 31, 2005, approximately $42.6 million of the Revolver was committed under letters of credit primarily related to the settlement of insurance claims and $16.3 million in loans was outstanding under the Revolver. Accordingly, we had approximately $22.5 million available under the Revolver as of March 31, 2005. As of May 14, 2005, we had approximately $21.3 million available under the Revolver. However, we anticipate that this amount may be further limited by the debt incurrence ratio included in the covenants of our Credit Facility.

The agreement governing the Credit Facility also sets forth a number of affirmative, negative, and financial covenants binding on our company and contains a “subjective acceleration clause” which permits our lenders to accelerate the maturity date of the Credit Facility if an event or development occurs that could reasonably be expected to have a “material adverse effect” on our company, as defined in the agreement. The negative covenants limit our ability to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on our capital stock. The financial covenants also require us to maintain a minimum consolidated earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, and also include a maximum

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

leverage ratio. As a result of the amendment in April 2005, we were in compliance with the covenants set forth in the Credit Facility at March 31, 2005. In addition, we obtained the consent of our lenders to deliver our financial statements for the three months ended March 31, 2005 on or before May 23, 2005 and we delivered these financial statements on May 23, 2005. As a result of this consent, we were in compliance with the requirements of our Credit Facility relating to the delivery of our financial statements at March 31, 2005. Though we were in compliance with the various covenants set forth in the Credit Facility, as amended in April 2005, at March 31, 2005, we can provide no assurance that we will be able to comply with these or other debt covenants or that, if we fail to do so, we will be able to obtain amendments to or waivers of such covenants.

Borrowings under our Credit Facility are secured by a first priority security interest on substantially all of our assets, including a pledge of stock of certain subsidiaries, excluding restricted cash, cash equivalents and investments. If we were unable to repay any borrowings under the Credit Facility when due, our lenders would have the right to proceed against the collateral granted to them to secure the debt. If we fail to comply with the covenants contained in our debt instruments and those covenants are not waived, or if we do not adequately service our debt obligations, our lenders could declare a default under the debt instruments. If a default occurs under any of our debt instruments, our lenders could elect to declare all borrowings outstanding, together with interest and other fees, to be immediately due and payable. Any default under the debt instruments, particularly any default that resulted in acceleration of indebtedness or foreclosure on collateral, would have a material and adverse affect on us.

Senior Notes

The 8 5/8% senior notes (the “Senior Notes”), which are registered with the SEC are payable in quarterly installments of interest only and mature on October 1, 2007. The Senior Notes are general unsecured obligations of Allied Holdings, Inc. but are guaranteed by substantially all of our subsidiaries (the “Guarantor Subsidiaries”). The guarantees by these subsidiaries are full and unconditional and there are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to our company. Allied Holdings, Inc. owns 100% of the Guarantor Subsidiaries. The following companies (the “Nonguarantor Subsidiaries”) do not guarantee our obligations under the Senior Notes:

•	Haul Insurance Ltd.;

•	Arrendadora de Equipo Para el Transporte de Automoviles, S. de R.L. de C.V.;

•	Axis Logistica, S. de R.L. de C.V.

The combined balance sheet information, combined statement of operations information and combined statement of cash flows information for the Guarantor Subsidiaries and the Nonguarantor Subsidiaries are presented in Note 19.

The agreement governing the Senior Notes sets forth a number of negative covenants which are binding on us. These covenants limit our ability to, among other things, purchase or redeem stock, make dividend or other distributions, make investments, and incur or repay debt (with the exception of payment of interest and principal at stated maturity). One such covenant limits our ability to incur additional indebtedness beyond the indebtedness that existed at the date on which the Senior Notes were issued.

The amendments to our Credit Facility in November 2004 and April 2005 whereby we borrowed an aggregate additional $45 million have substantially reduced the amount of additional indebtedness we may incur. Under the indenture agreement governing our Senior Notes, we may not incur more than $230 million of indebtedness beyond the $150 million of indebtedness incurred under our Senior Notes. Our aggregate indebtedness was $322.7 million as of May 14, 2005 and the amount of additional indebtedness that we may incur as of May 14, 2005, under the indenture agreement governing our Senior Notes and beyond the maximum amount available and outstanding under the Credit Facility, was $24.3 million.

Other Liquidity Matters

At March 31, 2005, our current liabilities exceeded our current assets by $43.6 million. However, we do not believe that we are financially impaired as a result of our negative working capital since we generate positive cash flows from operations and have availability under our Revolver to cover seasonal working capital needs. We obtained Term Loan C in April 2005 because we believed that the availability under the Revolver in our Credit Facility could prove to be inadequate to satisfy our working capital needs during certain periods in the first and second quarters of 2005.

Our two largest customers have lowered their production forecasts for the second quarter of 2005. As a result, we anticipate that we will deliver fewer vehicles and generate less revenue in the second quarter of 2005 compared to the second quarter of 2004. We expect that this will result in additional pressure related to our liquidity in 2005.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Further, we believe that we may not comply with certain of our financial covenants in the second quarter of 2005 or thereafter. There can be no assurance that we will be able to obtain relief from our lenders or, if necessary, amend our Credit Facility to address covenant issues or otherwise obtain additional financing. However, as a result of the additional liquidity provided by the amendment in April 2005, we have been able to, and with appropriate consideration given to the matters mentioned above, expect to continue to, generate sufficient cash flows from operations to meet our liquidity needs through at least the next twelve months, provided that we are able to comply with, or obtain a waiver or amendment of the financial covenants in our Credit Facility so that we can use the Credit Facility to cover seasonal working capital needs and provided that the total of our borrowings does not exceed the cap included in our indenture agreement governing our Senior Notes.

(13) Income Taxes

For the three months ended March 31, 2005 and 2004, the income tax expense differed from the amounts computed by applying federal statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance. In addition, during the three months ended March 31, 2005, we recognized income tax expense related to those jurisdictions with taxable income without offsetting tax benefits.

(14) Commitments and Contingencies

(a) Letters of Credit

At March 31, 2005, we had issued $135.8 million of letters of credit to third parties, related primarily to the settlement of insurance claims and reserves and support for a line of credit at one of our foreign subsidiaries. Of the $135.8 million, $42.6 million of these letters of credit are secured by available borrowings on the Revolver and $93.2 million were issued by our wholly owned captive insurance subsidiary, Haul Insurance Limited, and are collateralized by $93.2 million of restricted cash and cash equivalents held by this subsidiary. We renew these letters of credit annually. The amount of letters of credit that we may issue under the Revolver may not exceed $50 million. Since we had utilized $42.6 million of this availability at March 31, 2005 the remaining letter of credit availability under the Revolver as of March 31, 2005 was $7.4 million. As of May 14, 2005, we had issued $141.1 million of letters of credit to third parties, $43.6 million of which are secured by available borrowings under the Revolver. The remaining letter of credit availability under the Revolver as of May 14, 2005 was $6.4 million.

(b) Litigation, Claims, Assessments

We are involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial position and results of operations.

As part of the previously disclosed settlement agreement with Ryder System, Inc. (“Ryder”), we issued a letter of credit in favor of Ryder and agreed to certain scheduled increases. At March 31, 2005, this letter of credit totaled $8.5 million and is included in the $42.6 million of outstanding letters of credit noted in (a) above. We have since increased the letter of credit by $1.0 million to bring the total to $9.5 million. Ryder may only draw on the letter of credit if we fail to pay the workers’ compensation and liability claims that we assumed as part of the Ryder Automotive Carrier Group acquisition. We have provided the letter of credit in favor of Ryder because Ryder issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims that we assumed. Under the agreement with Ryder, effective March 31, 2005 and periodically thereafter, an actuarial valuation will be performed to determine the remaining amount outstanding of the workers’ compensation and liability claims that we assumed. Based on the results of the actuarial valuation, the letter of credit will be adjusted, as appropriate. We are in the process of selecting a mutually agreeable actuary to perform this valuation.

(c) Purchase and Service Contract Commitments

In April 2001, we entered into a five-year agreement with IBM whereby IBM would provide our mainframe computer processing services. In December 2003, we negotiated an amendment to the agreement with IBM. The

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

amended agreement is a ten-year commitment, which commenced in February 2004 and provides for additional services to be performed by IBM. These additional services include the management of applications relating to our electronic data interchange, network services, technical services as well as the provision of applications development and support services. The purchase commitment for the remaining life of the agreement was approximately $95.9 million and $98.5 million as of March 31, 2005 and December 31, 2004, respectively.

(d) Leases

We lease operating equipment (“Rigs”), office space, computer equipment, and certain terminal facilities under noncancelable operating lease agreements. Included in these noncancelable leases are operating lease commitments for approximately 453 Rigs. Lease terms range between five and seven years, expire between 2005 and 2010, and contain residual guarantees of up to 25% of the original cost of the Rigs. We included these residual value guarantees in the calculations that we performed in determining the proper classification of these leases. No accruals for these guarantees were considered necessary at March 31, 2005.

(e) Collective Bargaining Agreements

On October 31, 2005, the contract between Allied Systems (Canada) Company and the Teamsters Union in Eastern Canada expires. This contract covers the drivers, mechanics, and yard personnel represented by the Teamsters Union in the provinces of Ontario and Quebec, which is approximately 70% of our Canadian bargaining employees. In addition, the U.S. International Brotherhood of Teamsters Union (“Teamsters”) represents approximately 80% of our U.S. bargaining employees. The collective bargaining agreement covering those employees represented by the Teamsters will expire on May 31, 2008.

(15) Earnings (Loss) Per Common Share

SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.

The net loss and the weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share for the three months ended March 31, 2005 and 2004 is as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Basic and Diluted Loss Per Share:
Net loss	$(10,058)	$(9,048)

Weighted-average number of common shares outstanding:
Basic and diluted	8,940	8,789
Net loss per common share:
Basic and diluted	$(1.13)	$(1.03)

We excluded common stock equivalents of approximately 58,000 and 788,000 shares outstanding for the three months ended March 31, 2005 and 2004, respectively, from the calculation of diluted loss per share, as the impact would have been antidilutive, which means that the resulting loss per share would have been more favorable had we included these shares in the calculation.

(16) Stock-Based Compensation

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

We apply the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for our fixed-plan stock options. Under this method, we record compensation expense on the date of grant only if the market price of the underlying stock, on the date of grant, exceeds the exercise price of the stock option. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we elected to continue to apply the intrinsic value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123 and the amended disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.

If we had applied the fair value method prescribed by SFAS No. 123, net loss and loss per common share would have been changed to the pro forma amounts indicated below for the three months ended March 31, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Reported net loss	$(10,058)	$(9,048)
Plus: stock-based employee compensation included in reported net loss	—	195
Less: stock-based employee compensation determined using the fair value method	(147)	(370)

Pro forma net loss	$(10,205)	$(9,223)

Loss per share:
As reported:
Basic and Diluted	$(1.13)	$(1.03)
Pro forma:
Basic and Diluted	$(1.14)	$(1.05)

SFAS No. 123 was revised in December 2004 as SFAS 123R. The provisions of SFAS No. 123R are summarized in Note 3. We will adopt this Standard effective Jan 1, 2006.

(17) Other Comprehensive Loss

Total comprehensive loss for the three months ended March 31, 2005 and 2004 was as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(10,058)	$(9,048)
Foreign currency translation adjustments	(305)	(403)

	$(10,363)	$(9,451)

The foreign currency translation adjustment is net of income taxes of $195,000 and $0 for the three months ended March 31, 2005 and March 31, 2004, respectively.

Accumulated other comprehensive loss, net of income taxes of $1.8 million and $1.6 million as of March 31, 2005 and December 31, 2004, respectively, consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Cumulative foreign currency translation adjustments	$1,087	$1,392
Cumulative minimum pension liability adjustments	(1,748)	(1,748)

	$(661)	$(356)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

(18) Industry Segment and Geographic Information

In accordance with the requirements of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, we have identified two reportable industry segments through which we conduct our operating activities, Allied Automotive Group and the Axis Group. These two segments reflect the internal reporting that we use to assess performance and allocate resources. Allied Automotive Group is engaged in the business of transporting automobiles, light trucks and SUVs from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships throughout North America. The Axis Group is engaged in the business of securing and managing vehicle distribution services, automobile inspections, auction and yard management services, intra-modal transport, vehicle tracking, vehicle accessorization, and dealer preparatory services for the automotive industry.

Set forth below is certain financial information related to these two segments and corporate/other for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenues - unaffiliated customers:
Allied Automotive Group	$214,615	$205,667
Axis Group	6,335	6,577

Total	$220,950	$212,244

Operating income (loss):
Allied Automotive Group	$(525)	$486
Axis Group	422	656
Corporate/other	(1,778)	(2,624)

Total	(1,881)	(1,482)
Reconciling items:
Interest expense	(8,212)	(7,368)
Investment income	438	57
Foreign exchange loss, net	(199)	(155)
Other, net	—	(100)

Loss before income taxes	$(9,854)	$(9,048)

Total assets of these two segments and corporate/other as of March 31, 2005 and December 31, 2004 is as follows (in thousands):

	March 31,	December 31,
	2005	2004
Total Assets:
Allied Automotive Group	$288,319	$274,228
Axis Group	19,029	19,690
Corporate/other	131,701	127,614

Total	$439,049	$421,532

Revenues by country, which are attributed to the respective countries based on the terminal that provides the service, for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
United States	$180,569	$175,219
Canada	40,381	37,025

Total	$220,950	$212,244

Our Automotive Group’s three largest customers are General Motors, Ford and DaimlerChrysler. During the three months ended March 31, 2005, these customers accounted for 34%, 25% and 13% of our Automotive Group’s revenues. A significant reduction in production levels, plant closings, changes in distribution strategies by our customers or the imposition of vendor price reductions by these manufacturers, the loss of any or all of these customers, or a significant reduction in the services provided to any of these customers by our Automotive Group would have a material adverse effect on our operations.

(19) Supplemental Guarantor Information

Substantially all of our subsidiaries, the Guarantor Subsidiaries, guarantee our obligations under the Senior Notes. The guarantees are full and unconditional. The Guarantors are jointly and severally liable for our obligations under the Senior Notes and there are no restrictions on the ability of the Guarantors to make distributions to the parent company, Allied Holdings, Inc. who owns 100% of the Guarantor Subsidiaries. See Note 12 for a description of the Senior Notes and a listing of the Nonguarantor Subsidiaries.

The following consolidating balance sheet information, statement of operations information, and statement of cash flows information present the financial statement information of our parent company and the combined financial statement information of the Guarantor Subsidiaries and Nonguarantor Subsidiaries:

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
March 31, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$546	$3,376	$—	$3,922
Restricted cash and cash equivalents	—	—	30,799	—	30,799
Receivables, net of allowances	11	54,525	1,719	—	56,255
Inventories	—	4,797	—	—	4,797
Deferred income taxes	20,914	(16,086)	(53)	—	4,775
Prepayments and other current assets	1,474	28,570	6,129	(11,998)	24,175

Total current assets	22,399	72,352	41,970	(11,998)	124,723

Property and equipment, net	4,375	124,061	3,261	—	131,697
Goodwill, net	1,515	82,165	—	—	83,680
Other assets:
Restricted cash and cash equivalents	—	—	62,434	—	62,434
Other noncurrent assets	31,196	4,738	581	—	36,515
Intercompany receivables (payables)	74,634	(67,591)	(7,043)	—	—
Investment in subsidiaries	(16,673)	6,265	—	10,408	—

Total other assets	89,157	(56,588)	55,972	10,408	98,949

Total assets	$117,446	$221,990	$101,203	$(1,590)	$439,049

Current liabilities:
Current maturities of long-term debt	$—	$13,500	$—	$—	$13,500
Borrowings under revolving credit facilities	—	16,815	—	—	16,815
Accounts and notes payable	2,715	35,877	12,184	(11,998)	38,778
Intercompany payables (receivables)	5,654	(5,654)	—	—	—
Accrued liabilities	10,438	66,399	22,417	—	99,254

Total current liabilities	18,807	126,937	34,601	(11,998)	168,347

Long-term debt, less current maturities	150,000	80,601	—	—	230,601
Postretirement benefits other than pensions	—	4,868	—	—	4,868
Deferred income taxes	—	16,214	—		16,214
Other long-term liabilities	508	25,190	45,190	—	70,888
Commitments and contingencies	—	—	—	—	—
Stockholders’ deficit:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	48,464	166,130	2,488	(168,618)	48,464
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(98,965)	(186,500)	18,924	167,576	(98,965)
Accumulated other comprehensive loss, net of tax	(661)	(11,450)	—	11,450	(661)

Total stockholders’ (deficit) equity	(51,869)	(31,820)	21,412	10,408	(51,869)

Total liabilities and stockholders’ (deficit) equity	$117,446	$221,990	$101,203	$(1,590)	$439,049

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
December 31, 2004
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$533	$1,983	$—	2,516
Restricted cash and cash equivalents	—	(1)	27,379	—	27,378
Receivables, net of allowances	—	55,407	1,902	—	57,309
Inventories	—	4,649	—	—	4,649
Deferred income taxes	2,927	1,705	—	—	4,632
Prepayments and other current assets	1,699	10,465	250	—	12,414

Total current assets	4,626	72,758	31,514	—	108,898

Property and equipment, net	4,744	127,676	3,215	—	135,635
Goodwill, net	1,515	82,462	—	—	83,977
Other assets:
Restricted cash and cash equivalents	—	1	55,501	—	55,502
Other noncurrent assets	31,995	4,907	618	—	37,520
Deferred income taxes	17,843	—	—	(17,843)	—
Intercompany receivables (payables)	75,147	(72,978)	(2,169)	—	—
Investment in subsidiaries	(9,070)	6,170	—	2,900	—

Total other assets	115,915	(61,900)	53,950	(14,943)	93,022

Total assets	$126,800	$220,996	$88,679	$(14,943)	$421,532

Current liabilities:
Current maturities of long-term debt	$—	$13,500	$—	$—	$13,500
Borrowings under revolving credit facility	—	2,972	—	—	2,972
Accounts and notes payable	3,818	30,696	176	—	34,690
Intercompany payables (receivables)	6,956	(6,956)	—	—	—
Accrued liabilities	7,067	47,923	30,473	—	85,463

Total current liabilities	17,841	88,135	30,649	—	136,625

Long-term debt, less current maturities	150,000	84,766	—	—	234,766
Postretirement benefits other than pensions	—	5,082	—	—	5,082
Deferred income taxes	—	33,990	17	(17,843)	16,164
Other long-term liabilities	508	33,595	36,341	—	70,444
Commitments and contingencies	—	—	—	—	—
Stockholders’ deficit:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	48,421	166,130	2,488	(168,618)	48,421
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(88,907)	(179,239)	19,184	160,055	(88,907)
Accumulated other comprehensive (loss) income, net of tax	(356)	(11,463)	—	11,463	(356)

Total stockholders’ (deficit) equity	(41,549)	(24,572)	21,672	2,900	(41,549)

Total liabilities and stockholders’ (deficit) equity	$126,800	$220,996	$88,679	$(14,943)	$421,532

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Three Months Ended March 31, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$6,679	$220,601	$9,880	$(16,210)	$220,950

Operating expenses:
Salaries, wages and fringe benefits	1,665	119,563	—		121,228
Operating supplies and expenses	3,332	38,107	70	—	41,509
Purchased transportation	—	28,861	—	—	28,861
Insurance and claims	—	8,305	10,109	(9,531)	8,883
Operating taxes and licenses	47	7,727	—	—	7,774
Depreciation and amortization	398	7,662	132	—	8,192
Rents	365	1,482	2	—	1,849
Communications and utilities	981	927	3	—	1,911
Other operating expenses	1,634	7,582	43	(6,679)	2,580
Gain (loss) on disposal of operating assets, net	(2)	46	—	—	44

Total operating expenses	8,420	220,262	10,359	(16,210)	222,831

Operating (loss) income	(1,741)	339	(479)	—	(1,881)

Other income (expense):
Interest expense	(683)	(7,472)	(57)	—	(8,212)
Investment income	—	10	428	—	438
Foreign exchange (loss) gain, net	—	(231)	32	—	(199)
Equity in (losses) earnings of subsidiaries	(7,616)	95	—	7,521	—

	(8,299)	(7,598)	403	7,521	(7,973)

Loss before income taxes	(10,040)	(7,259)	(76)	7,521	(9,854)
Income tax expense	(18)	(2)	(184)	—	(204)

Net loss	$(10,058)	$(7,261)	$(260)	$7,521	$(10,058)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Three Months Ended March 31, 2004
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$6,686	$211,865	$10,262	$(16,569)	$212,244

Operating expenses:
Salaries, wages and fringe benefits	2,699	117,248	—	—	119,947
Operating supplies and expenses	3,222	33,760	64	—	37,046
Purchased transportation	—	25,906	—	—	25,906
Insurance and claims	—	9,161	9,885	(9,883)	9,163
Operating taxes and licenses	34	6,525	—	—	6,559
Depreciation and amortization	682	9,585	119	—	10,386
Rents	470	1,244	2	—	1,716
Communications and utilities	1,007	941	6	—	1,954
Other operating expenses	1,165	7,670	37	(6,686)	2,186
Loss on disposal of operating assets, net	—	(1,137)	—	—	(1,137)

Total operating expenses	9,279	210,903	10,113	(16,569)	213,726

Operating (loss) income	(2,593)	962	149	—	(1,482)

Other income (expense):
Interest expense	(1,748)	(5,523)	(97)	—	(7,368)
Investment income	—	8	49	—	57
Foreign exchange (loss) gain, net	—	(165)	10	—	(155)
Other, net	—	(100)	—	—	(100)
Equity in (losses) earnings of subsidiaries	(4,707)	121	—	4,586	—

	(6,455)	(5,659)	(38)	4,586	(7,566)

(Loss) income before income taxes	(9,048)	(4,697)	111	4,586	(9,048)

Income tax benefit (expense)	—	39	(39)	—	—

Net (loss) income	$(9,048)	$(4,658)	$72	$4,586	$(9,048)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Three Months Ended March 31, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(10,058)	$(7,261)	$(260)	$7,521	$(10,058)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	747	—	—	—	747
Depreciation and amortization	398	7,662	132	—	8,192
Loss on disposal of assets and other, net	—	44	—	—	44
Foreign exchange loss, net	—	199	—	—	199
Deferred income taxes	51	(191)	36	—	(104)
Equity in losses (earnings) of subsidiaries	7,616	(95)	—	(7,521)	—
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	(11)	787	183	—	959
Inventories	—	(159)	—	—	(159)
Prepayments and other assets	249	(302)	(5,842)		(5,895)
Accounts and notes payable	(1,103)	(12,203)	12,008		(1,298)
Intercompany payables	(1,303)	(3,571)	4,874	—	—
Accrued liabilities	3,371	9,960	793	—	14,124

Net cash (used in) provided by operating activities	(43)	(5,130)	11,924	—	6,751

Cash flows from investing activities:
Purchases of property and equipment	—	(4,647)	(178)	—	(4,825)
Proceeds from sale of property and equipment	—	252	—	—	252
Increase in restricted cash and cash equivalents	—	—	(10,353)	—	(10,353)
Funds deposited with insurance carriers	—	(7,357)	—	—	(7,357)
Funds returned from insurance carriers	—	1,609	—	—	1,609

Net cash used in investing activities	—	(10,143)	(10,531)	—	(20,674)

Cash flows from financing activities:
Additions to revolving credit facilities, net	—	13,843	—	—	13,843
Repayment of long-term debt	—	(4,165)	—	—	(4,165)
Proceeds from insurance financing arrangements	—	8,031	—	—	8,031
Repayments of insurance financing arrangements	—	(2,601)	—	—	(2,601)
Proceeds from issuance of common stock	43	—	—	—	43

Net cash provided by financing activities	43	15,108	—	—	15,151

Effect of exchange rate changes on cash and cash equivalents	—	178	—	—	178

Net change in cash and cash equivalents	—	13	1,393	—	1,406
Cash and cash equivalents at beginning of period	—	533	1,983	—	2,516

Cash and cash equivalents at end of period	$—	$546	$3,376	$—	$3,922

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Three Months Ended March 31, 2004
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(9,048)	$(4,658)	$72	$4,586	$(9,048)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	704	—	—	—	704
Depreciation and amortization	682	9,585	119	—	10,386
Loss on disposal of assets and other, net	—	(1,137)	—	—	(1,137)
Foreign exchange loss, net	—	155	—	—	155
Deferred income taxes	(15)	15	—	—	—
Compensation expense related to stock options and grants	195	—	—	—	195
Equity in losses (earnings) of subsidiaries	4,707	(121)	—	(4,586)	—
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	—	48	(4,470)	—	(4,422)
Inventories	—	(74)	—	—	(74)
Prepayments and other assets	362	(8,372)	(96)	—	(8,106)
Accounts and notes payable	(350)	(9,885)	2,754	—	(7,481)
Intercompany payables	1,321	(15,979)	14,658	—	—
Accrued liabilities	590	4,723	2,333	—	7,646

Net cash (used in) provided by operating activities	(852)	(25,700)	15,370	—	(11,182)

Cash flows from investing activities:
Purchases of property and equipment	—	(4,844)	(3)	—	(4,847)
Proceeds from sale of property and equipment	—	1,826	—	—	1,826
Increase in restricted cash and cash equivalents	—	—	(8,234)	—	(8,234)
Funds deposited with insurance carriers	—	(32,024)	—	—	(32,024)
Funds returned from insurance carriers	—	27,516	—	—	27,516

Net cash used in investing activities	—	(7,526)	(8,237)	—	(15,763)

Cash flows from financing activities:
Additions to revolving credit facilities, net	—	16,870	—	—	16,870
Repayment of long-term debt	—	(5,167)	—	—	(5,167)
Proceeds from insurance financing arrangements	—	28,141	—	—	28,141
Repayments of insurance financing arrangements	—	(7,041)	—	—	(7,041)
Proceeds from issuance of common stock	303	—	—	—	303

Net cash provided by financing activities	303	32,803	—	—	33,106

Effect of exchange rate changes on cash and cash equivalents	—	132	—	—	132

Net change in cash and cash equivalents	(549)	(291)	7,133	—	6,293

Cash and cash equivalents at beginning of period	549	1,166	433	—	2,148

Cash and cash equivalents at end of period	$—	$875	$7,566	$—	$8,441

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the discussion and analysis in this section in conjunction with the consolidated financial statements and accompanying notes included in “Item 1. Financial Statements” in this Quarterly Report on Form 10-Q and the consolidated financial statements, related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2004. In addition, we use forward-looking statements in the discussion that follows. Forward-looking statements by nature involve risks and uncertainties and hence our actual results could differ materially from our expectations as a result of various factors, some of which we discuss below in “Cautionary Notice Regarding Forward-Looking Statements” and in our 2004 Annual Report on Form 10-K filed with the SEC.

Executive Overview

Through our subsidiaries, we generate revenues by providing services to the automotive industry. We offer a range of automotive delivery services to dealers including the transportation of new, pre-owned and off-lease vehicles from plants, rail ramps, ports and auctions, while also providing vehicle rail-car loading and unloading services. Our principal operating subsidiaries are the Automotive Group and the Axis Group. The Automotive Group is our largest subsidiary comprising 97% of our 2004 revenues.

During the first and second quarters of 2005, we took various steps to preserve our liquidity, including rescheduling and deferring capital expenditures. We redeployed to existing operations approximately 159 Rigs that were previously deployed at locations that we closed during the fourth quarter of 2004. As a result, we were able to utilize these Rigs to support existing business and our initiative to reschedule and defer capital expenditures. However, these Rigs were not available in all cases to support new business opportunities. Additionally, we delayed one payroll for certain salaried, non-bargaining employees for two weeks and also negotiated more favorable payment terms with certain of our vendors and service providers for a limited period of time during the first quarter of 2005.

On April 13, 2005, we amended our Credit Facility to provide us with an additional $25 million Term Loan C and to change the financial covenant related to the required minimum earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, applicable to the twelve month period ended December 31, 2004 and the respective twelve month periods ending each month thereafter through April 30, 2005. This amendment also increased the debt incurrence ratio, as set forth in the Credit Facility, for the months of April and May 2005. Term Loan C is payable in full at maturity on September 4, 2007 with monthly payments of interest.

In May 2005, we announced that the Chairman and the President and Chief Executive Officer each will be required to take a four week unpaid furlough and the Executive Vice President and General Counsel and the Executive Vice President and Chief Financial Officer each will be required to take a two week unpaid furlough. In all cases, the unpaid leave related to the furlough will be effected in June and/or July of 2005.

On May 13, 2005, the Automotive Group completed the previously agreed-upon sale to General Motors of real property located in Janesville, Wisconsin, under the terms and conditions provided by the contract with General Motors.

Our two largest customers have lowered their production forecast for the second quarter of 2005. As a result, we anticipate that we will deliver fewer vehicles and generate loss revenue in the second quarter of 2005 compared to the second quarter of 2004. We expect that this will result in additional pressure related to our liquidity in 2005. Further, we believe that we may not comply with certain of our financial covenants in the second quarter of 2005 or thereafter. There can be no assurance that we will be able to obtain relief from our lenders or, if necessary, amend our Credit Facility to address covenant issues or otherwise obtain additional financing. However, as a result of the additional liquidity provided by the amendment in April 2005, we have been able to, and with appropriate consideration given to the matters mentioned above, expect to continue to, generate sufficient cash flows from operations to meet our liquidity needs through at least the next twelve months, provided that we are able to comply with, or obtain a waiver or amendment of the financial covenants in our Credit Facility so that we can use the Credit Facility to cover seasonal working capital needs and provided that the total of our borrowings does not exceed the cap included in our indenture governing our Senior Notes.

In this section, we discuss the following:

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Disclosures About Market Risks;

•	Critical Accounting Policies and Estimates;

•	Recent Accounting Pronouncements;

•	Factors Which May Affect Future Results; and

•	Cautionary Notice Regarding Forward-looking Statements.

Results of Operations

The following table sets forth the percentage relationship of expense items and other income to revenues for the periods indicated:

	As a % of revenues
	Three Months Ended March 31,
	2005	2004
Revenues	100.0%	100.0%

Operating expenses:
Salaries, wages, and fringe benefits	54.9%	56.5%
Operating supplies and expenses	18.8%	17.5%
Purchased transportation	13.1%	12.2%
Insurance and claims	4.0%	4.3%
Operating taxes and licenses	3.5%	3.1%
Depreciation and amortization	3.7%	4.9%
Rents	0.8%	0.8%
Communications and utilities	0.9%	0.9%
Other operating expenses	1.2%	1.0%
Loss (gain) on disposal of operating assets, net	—	(0.5)%

Total operating expenses	100.9%	100.7%

Operating loss	(0.9)%	(0.7)%
Other income (expense):
Interest expense	(3.7)%	(3.5)%
Investment income	0.2%	—
Foreign exchange loss	(0.1)%	(0.1)%
Other, net	0.0%	—

	(3.6)%	(3.6)%

Loss before income taxes	(4.5)%	(4.3)%
Income tax expense	(0.1)%	—

Net loss	(4.6)%	(4.3)%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues

Revenues were $221.0 million in the first quarter of 2005 versus revenues of $212.2 million in the first quarter of 2004, an increase of 4.1% or $8.8 million. This increase was due primarily to an increase in revenue per vehicle delivered. Our revenue per vehicle delivered increased while the number of vehicles delivered decreased. The volume of vehicles that we delivered decreased by 2.7% during the three months ended March 31, 2005 versus the three months ended March 31, 2004. However, this reduction was less than the 4.6% decline in OEM production for the comparable periods. During the first quarter of 2005, revenue per vehicle delivered increased by $6.88 or 7.3% over the first quarter of 2004. The increase in revenue per unit is primarily the result of an increase per unit of $2.56 due to the increase in fuel surcharges, an increase of $1.32 per unit due to the strengthening of the Canadian dollar and an increase of $1.30 per unit due to certain rate increases.

In the first quarter of 2005, revenues from fuel surcharges represented 3.6% of our Automotive Group’s revenues, whereas, in the first quarter of 2004, revenues earned from surcharges represented only 1.2% of our Automotive

Group’s revenues. In the first quarter of 2004, fuel surcharges were in place with customers who comprised only 59% of our Automotive Group’s revenues whereas in the first quarter of 2005, fuel surcharges were in place for customers comprising substantially all of our Automotive Group’s revenues. The fuel surcharge allows us to mitigate rising fuel costs by passing on at least a portion of the increase in costs to these customers. However, the majority of our fuel surcharges reset at the beginning of the quarter based on fuel prices in the previous quarter, which causes a one-quarter lag between the time when fuel prices change and when the fuel surcharge is adjusted. Future revenues derived from fuel surcharges could be impacted if any of our customers terminate their fuel surcharge agreement with us. The fuel surcharge relating to one customer who comprised approximately 35% of our Automotive Group’s 2004 revenues may be terminated at the sole discretion of this customer.

The Canadian dollar strengthened relative to the U.S. dollar in the first quarter of 2005. Since we earn a portion of our revenues from our Canadian subsidiary, our revenues are positively impacted when the Canadian dollar strengthens against its U.S. counterpart. During the first quarter of 2005, the Canadian dollar averaged the equivalent of U.S. $0.8164 versus U.S. $0.7594 during the first quarter of 2004. This currency fluctuation resulted in an estimated increase in revenues of $2.8 million or $1.32 per unit.

Additionally, revenues were increased by $1.4 million, or $0.16 per share, in the first quarter of 2005 as a result of the final resolution of fees previously paid by a customer that had been deferred and included in accrued liabilities. Revenue per unit was increased by $0.66 as a result.

Salaries, wages, and fringe benefits

Salaries, wages and fringe benefits decreased from 56.5% of revenues in the first quarter of 2004 to 54.9% of revenues in the first quarter of 2005 primarily due to a reduction in the number of non-bargaining employees and a decrease in driver pay. Wage and benefit expense related to our non-bargaining employees decreased from 6.8% of our revenues in the first quarter of 2004 to 5.9% of our revenues in the first quarter of 2005. The average number of non-bargaining full time employees decreased by approximately 10.2% for the first quarter of 2005 compared to the first quarter of 2004. This decrease is due in part to the outsourcing of our remaining information technology services with IBM during the first quarter of 2004, which accounts for approximately 34% of the total non-bargaining wage and benefit expense decrease. Expenses related to the IBM outsourcing agreement are included in “operating supplies and expenses” in our statement of operations.

Benefits related to our bargaining employees increased due to the provisions of the Master Agreement with the International Brotherhood of Teamsters that went into effect during the second quarter of 2004. We estimate that this increased our expenses by approximately $1.5 million in the first quarter of 2005 compared to the first quarter of 2004.

In addition, workers’ compensation expense increased approximately $0.7 million during the first quarter of 2005 compared to the first quarter of 2004 due primarily to a change in our estimate related to retrospective adjustments to workers’ compensation claims in Canada. Workers’ compensation losses in Canada are covered by government insurance programs to which we make premium payments. However, in one province, we are subject to retrospective premium adjustments based on actual claims losses compared to expected claims losses. Unfavorable claims development related to claims incurred in prior years resulted in an additional charge of $0.5 million to expense during the first quarter of 2005.

Operating supplies and expenses

Operating supplies and expenses increased from 17.5% of revenues in the first quarter of 2004 to 18.8% of revenues in the first quarter of 2005. This increase is due primarily to an increase in fuel expense. Fuel expense increased from 5.7% of revenues in the first quarter of 2004 to 7.4% of revenues in the first quarter of 2005. The increase is due primarily to an increase in fuel prices. The average price of fuel was approximately 30% higher in the first quarter of 2005 than the first quarter of 2004 for our U.S. operations. We estimate that the increase in the cost of fuel resulted in additional expense of approximately $4.6 million. However, because we had fuel surcharge agreements with substantially all of our customers during the first quarter of 2005, the corresponding effect of fuel surcharges, which are included in revenues, was approximately $4.6 million, mitigating any unfavorable impact on our operating income for the first quarter of 2005 compared to the first quarter of 2004.

Purchased transportation

Purchased transportation increased from 12.2% of revenues in the first quarter of 2004 to 13.1% of revenues in the first quarter of 2005. Purchased transportation primarily represents the cost of utilizing Teamster owner-operators of Rigs by our Automotive Group, who receive a percentage of the revenue generated from transporting vehicles on our behalf. Purchased transportation increased in the first quarter of 2005 over the first quarter of 2004 primarily as a result of an increase in the average length of haul for vehicle deliveries by owner-operators. During the first quarter of 2005, the average length of haul driven by owner-operators increased by 4.2% over the first quarter of 2004. Purchased transportation was also affected by the increase in fuel surcharge revenue discussed above since fuel surcharge revenue derived from deliveries by owner-operators is reimbursed to the owner-operator and recorded in purchased transportation.

Insurance and claims

Insurance and claims expense decreased from 4.3% of revenues in the first quarter of 2004 to 4.0% of revenues in the first quarter of 2005. Auto and general liability expense was approximately $0.5 million lower in the first quarter of 2005 due to lower projected annual losses and premiums. The decrease was partially offset by higher products liability expense of approximately $0.3 million due to the unfavorable development of existing cases as well as the addition of a new case. The ratio of expense to revenue was also impacted by the increase in revenues, which was not related to volume.

Operating taxes and licenses

Operating taxes and licenses increased from 3.1% of revenues in the first quarter of 2004 to 3.5% of revenues in the first quarter of 2005. The increase is due primarily to a change in estimate during the first quarter of 2004 related to a liability established in 2001 for licensing fees. During the first quarter of 2004, we determined that payment of these fees was no longer probable. Based on this determination, we reversed the accrual resulting in a decrease to operating taxes and licenses of $1.1 million.

Depreciation and amortization

Depreciation and amortization decreased from 4.9% of revenues in the first quarter of 2004 to 3.7% of revenues in the first quarter of 2005. The decrease was due primarily to a decrease in the depreciable asset base that has been reduced due to certain aged equipment reaching the depreciable limits and our decision to upgrade and extend our fleet through our remanufacturing program. The implementation of the fleet remanufacturing program has reduced our capital spending and resulted in a higher percentage of remanufactured Rigs in our fleet with lower depreciation expense compared to new Rigs. Depreciation expense in the first quarter of 2005 was also lower as a result of the removal of 710 tractors and 834 trailers from the depreciable base during the fourth quarter of 2004 when we performed an analysis of our fleet of Rigs and determined that these tractors and trailers were not viable candidates for remanufacture and would be sold for scrap value. Pursuant to this determination, we changed the estimated remaining useful lives of these assets and accordingly recorded no depreciation expense for these tractors and trailers during the first quarter of 2005.

Gain (loss) on disposal of operating assets

In the first quarter of 2004, we sold excess land in Canada and recorded a gain of approximately $1.1 million. There were no significant asset sales in the first quarter of 2005.

Interest expense

Interest expense increased from $7.4 million in the first quarter of 2004 to $8.2 million in the first quarter of 2005. The increase is due primarily to an increase in the effective interest rate on Term Loan A, the addition of the $20 million Term Loan B to our Credit Facility during the fourth quarter of 2004, and waiver fees incurred as a result of the delayed delivery of our financial statements for the period ended September 30, 2004, which were delivered to our lenders on January 7, 2005.

Income taxes

For the three months ended March 31, 2005 and 2004, the income tax expense differed from the amounts computed by applying federal statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance. In addition, during the three months ended March 31, 2005, we recognized income tax expense related to those jurisdictions with taxable income without offsetting tax benefits.

Liquidity and Capital Resources

Working Capital

Our primary sources of liquidity are funds provided by operations and borrowings under our Credit Facility with a syndicate of lenders. We use our cash primarily for the remanufacture and maintenance of our Rigs and terminal facilities, the payment of operating expenses, the payment of interest and principal associated with our debt, and other capital expenditures.

We use restricted cash and cash equivalents and restricted investments to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. These collateral assets are not available for our operations.

We include borrowings under our $90 million Revolver in current liabilities pursuant to Emerging Issues Task Force (“EITF”) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement, even though the Revolver has a maturity date of September 2007 under the terms of the Credit Facility. At March 31, 2005, borrowings under the Revolver totaled $16.3 million.

At March 31, 2005, our current liabilities exceeded our current assets by $43.6 million. However, we do not believe that we are financially impaired as a result of our negative working capital since we generate positive cash flows from operations and have availability under our Revolver to cover seasonal working capital needs. We obtained Term Loan C in April 2005 because we believed that the availability under the Revolver in our Credit Facility could prove to be inadequate to satisfy our working capital needs during certain periods in the first and second quarters of 2005.

Our two largest customers have lowered their production forecasts for the second quarter of 2005. As a result, we anticipate that we will deliver fewer vehicles and generate less revenue in the second quarter of 2005 compared to the second quarter of 2004. We expect that this will result in additional pressure related to our liquidity in 2005. Further, we believe that we may not comply with certain of our financial covenants in the second quarter of 2005 or thereafter. There can be no assurance that we will be able to obtain relief from lenders or, if necessary, amend our Credit Facility to address covenant issues or otherwise obtain additional financing. However, as a result of the additional liquidity provided by the amendment in April 2005, we have been able to, and with appropriate consideration given to the matters mentioned above, expect to continue to, generate sufficient cash flows from operations to meet our liquidity needs through at least the next twelve months, provided that we are able to comply with, or obtain a waiver or amendment of the financial covenants in our Credit Facility so that we can use the Credit Facility to cover seasonal working capital needs and provided that the total of our borrowings does not exceed the cap included in our indenture agreement governing our Senior Notes.

Operating Activities

We use the indirect method to prepare our statement of cash flows. Accordingly we compute net cash provided by operating activities by adjusting the net loss for all items included in the net loss that do not currently affect operating cash receipts and payments.

In the first quarter of 2005, we generated $6.8 million from operating activities while in the first quarter of 2004 we utilized $11.2 million, an increase of $18.0 million. The primary reason for this increase was the net change in operating assets and liabilities, primarily working capital items. For the first quarter of 2005, operating assets and liabilities increased $7.7 million whereas in the first quarter of 2004, operating assets and liabilities decreased by $12.4 million, a net increase of $20.1 million. The positive impact from the change in working capital was partially offset by an increase in our net loss of $1.0 million. We discuss the factors that impacted our net loss in “Results of Operations” above.

Investing Activities

In the first quarter of 2005, we used $20.7 million in investing activities while in the first quarter of 2004 we used $15.8 million. This change in investing activities was due primarily to an increase in restricted cash related to an increase in collateral requirements at our captive insurance company for our self insurance reserves and a reduction in cash proceeds from asset sales. Cash received from the sale of assets decreased due to cash generated from the sale of excess land in Canada in the first quarter of 2004, whereas we had no significant asset sales in the first quarter of 2005.

We are continuing our fleet remanufacturing program to upgrade and expand our fleet. In the first quarter of 2005, we remanufactured 35 tractors, 36 trailers and replaced (overhauled) approximately 105 engines. In the first quarter of 2004, we remanufactured 45 tractors and trailers and replaced (overhauled) approximately 69 engines. During 2005, we plan to spend approximately $30 million in capital expenditures, $25 million of which we believe will be spent on our fleet of Rigs. Of this amount, we anticipate that our Automotive Group will spend approximately $10 million on the replacement of an estimated 470 engines, which represents almost twice as many engines as we replaced during 2004. This planned increase is due to our expectation that the useful lives of these engines will expire during 2005. The capital expenditures planned for 2005 also include the planned purchase by our Automotive Group of an estimated 100 currently leased Rigs for $3 million and $12 million for Rig remanufacture and engine replacements (overhauls). Capital spending by our Axis Group is estimated at $5 million.

Financing activities

Financing activities provided net cash of $15.2 million in the three months ended March 31, 2005 whereas in the three months ended March 31, 2004, these activities generated net cash of $33.1 million, a decrease of $17.9 million. The decrease in cash provided by financing activities is due to our inability to finance certain 2005 insurance costs. In 2004, we entered into notes payable of approximately $31.3 million with third parties to finance substantially all of our insurance premiums and self-insured losses for 2004. In January 2005, we were only able to finance through notes payable with third parties approximately $8.0 million of our insurance premiums and self-insured losses for 2005 and utilized approximately $10.0 million of availability under our Revolver for these items, thereby reducing our Revolver availability by approximately $10.0 million in January 2005.

Debt, Contractual Obligations and Letters of Credit

The amendments to our Credit Facility in November 2004 and April 2005 whereby we borrowed an aggregate additional $45 million have substantially reduced the amount of additional indebtedness we may incur. Under the indenture agreement governing our Senior Notes, we may not incur more than $230 million of indebtedness beyond the $150 million of indebtedness incurred under our Senior Notes. Our aggregate indebtedness was $355.7 million as of May 14, 2005 and the amount of additional indebtedness that we may incur as of May 14, 2005, under the indenture agreement governing our Senior Notes and beyond the maximum amount available and outstanding under the Credit Facility was $24.3 million.

At March 31, 2005, we had issued $135.8 million of letters of credit to third parties, related primarily to the settlement of insurance claims and reserves and support for a line of credit at one of our foreign subsidiaries. Of the $135.8 million, $42.6 million of these letters of credit are secured by available borrowings on the Revolver and $93.2 million were issued by our wholly owned captive insurance subsidiary Haul Insurance Limited and are collateralized by $93.2 million of restricted cash and cash equivalents held by this subsidiary. We renew these letters of credit annually. The amount of letters of credit that we may issue under the Revolver may not exceed $50 million. Since we had utilized $42.6 million of this availability at March 31, 2005, the remaining letter of credit availability under the Revolver as of March 31, 2005 was $7.4 million. As of May 14, 2005, we had issued $141.1 million of letters of credit to third parties, $43.6 million of which are secured by available borrowings under the Revolver. The remaining letter of credit availability under the Revolver as of May 14, 2005 was $6.4 million.

The amount available under the $90 million Revolver may be reduced based on a calculation of Revolver collateral and may be limited by a debt incurrence ratio as set forth in the Credit Facility. As of March 31, 2005, $81.4 million of Revolver collateral was available. As discussed above, we utilized approximately $10.0 million of availability under our Revolver to finance additional premiums and self-insured loss payments in January 2005 and as of March 31, 2005, had committed approximately $42.6 million of the Revolver under letters of credit primarily related to the settlement of insurance claims. As of March 31, 2005, $16.3 million was outstanding under the Revolver. Accordingly, we had approximately $22.5 million available under the Revolver as of March 31, 2005. As of May 14, 2005, we had approximately $21.3 million available under the Revolver. However, we anticipate that this amount may be further limited by the debt incurrence ratio included in the covenants of our Credit Facility.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2004 Annual Report on Form 10-K and the notes to our unaudited consolidated financial statements included in “Item 1. Financial Statements” of this report for more information on our debt, contractual obligations and letters of credit including the following:

•	Our existing debt along with a summary of recent amendments; and

•	Encumbrances on our assets.

Off-Balance Sheet Arrangements

Between January 1, 2005 and May 14, 2005, we entered into no off-balance sheet arrangements. See our 2004 Annual Report on Form 10-K for a discussion of our off-balance sheet arrangements as of December 31, 2004.

Disclosures About Market Risks

We face several risks, some of which we discuss in “Item 1. Business” under the heading “Factors Which May Affect Future Results” in our 2004 Annual Report on Form 10-K. The primary market risks inherent in our market risk sensitive instruments and positions are the potential loss arising from adverse changes in fuel prices, interest rates, risk management retention and foreign currency exchange rates.

Fuel Prices

Allied Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as the weather, government policies, and changes in global demand and global production. To reduce the price risk caused by market fluctuations, our Automotive Group periodically purchases fuel in advance of consumption. A 10% increase in diesel fuel prices would increase costs by $8.6 million over the next twelve months assuming levels of fuel consumption in the next twelve months are consistent with the first quarter of 2005. This increase in costs would be partially offset by our fuel surcharge agreements with our customers. Currently, we have in place fuel surcharges with substantially all of our customers. However, the fuel surcharges in regard to a single customer, who comprised approximately 35% of our 2004 revenues, may be terminated at any time at the sole discretion of this customer.

Interest Rates

We primarily issue long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. The majority of our long-term debt obligations bear a fixed rate of interest. The portion of the long-term debt obligations that does not bear a fixed rate of interest has an interest rate that varies based on LIBOR or the prime rate or may fluctuate within a three percentage point range based on our leverage, as defined in our Credit Facility. At March 31, 2005, approximately $110.9 million of our debt was subject to variable rates of interest. The impact of a three-percentage point increase in interest rates would result in an increase in annual interest expense of approximately $3.3 million.

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

We retain up to $1 million liability for automobile liability claims in the U.S. with no aggregate limit and have a $7 million inner-aggregate deductible for claims that exceed $1 million, but are less than $5 million per occurrence. Claims in excess of $5 million are covered by excess insurance. In

Canada, we retain liability up to CDN $500,000 for each claim for personal injury and property damage, and have a CDN $500,000 inner-aggregate limit for losses from CDN $500,000 to CDN $1 million. Additionally, we retain liability of up to $250,000 for each cargo damage claim in the U.S. and up to CDN $250,000 for each cargo damage claim in Canada. These retentions and deductibles were effective January 1, 2004 and remain in effect for the insurance year ending December 31, 2005.

Foreign Currency Exchange Rates

Though we operate primarily in the U.S., we own foreign subsidiaries, the most significant being Allied Systems (Canada). The net investment in our foreign subsidiaries translated into U.S. dollars using the rate of exchange in effect at March 31, 2005, was $108.9 million. The potential impact on other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates approximates $10.9 million.

At March 31, 2005, we had an intercompany payable balance of $33.7 million denominated in U.S. dollars recorded on our Canadian subsidiary’s balance sheet. The potential impact from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance would be a $3.4 million charge or credit to the income statement. We do not use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates.

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

A summary of the significant accounting policies which we follow in the preparation of our financial statements as well as footnotes describing various elements of the financial statements and the assumptions on which specific amounts were determined are included in our consolidated financial statements included in our 2004 Annual Report on Form 10-K. In addition, our critical accounting policies and estimates are discussed in our 2004 Annual Report on Form 10-K and we believe that no changes have occurred.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations which clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, with early adoption encouraged. Retrospective application of interim financial information is permitted but is not required. We are currently assessing the impact FIN 47 may have on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No.107, which provides interpretive guidance regarding the interaction of SFAS No. 123R and certain SEC rules and regulations related to share-based payment transactions with nonemployees, valuation methods, classification of compensation expense, non-GAAP measures, accounting for income tax effects, modification of employee share options prior to adoption and disclosures in Management’s Discussion and Analysis. SFAS No. 123R was to be adopted no later than the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the SEC issued a rule that allows companies to implement SFAS No. 123R as of the beginning of the fiscal year beginning after June 15, 2005. We plan to adopt SFAS No. 123R effective January 1, 2006.

Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the method to be used for amortizing the resulting compensation cost and the transition method to be used at the date of adoption. The transition methods include the modified prospective and the modified retrospective adoption methods. The modified prospective method requires that compensation expense be recognized beginning with the effective date based on the requirements of SFAS 123R for all awards granted to employees after the effective date of SFAS 123R and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective methods described above, but also permits companies to restate prior periods based on the amounts previously reported under SFAS No. 123 for purposes of pro forma disclosures. We are currently evaluating the requirements of SFAS No. 123R and expect that the adoption of this standard will result in reported operating results that are similar to our current pro forma disclosures under SFAS No. 123. In addition, the adoption would reduce net operating cash flows and increase net financing cash flows in periods after adoption to the extent that benefits of tax deductions exceed previously recognized compensation cost. These amounts have not been significant to our prior financial statement disclosures.

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the Jobs Act) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 allows an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We expect to complete our evaluation of the impact of the repatriation provisions by the second quarter of 2005. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act. However, we do not expect the impact on our financial statements to be significant.

Factors Which May Affect Future Results

The risks and uncertainties, which could either individually or together, affect our future financial condition and results of operations include those set forth in this Quarterly Report on Form 10-Q and those set forth in “Item 1. Business — Factors Which May Affect Future Results” in our 2004 Annual Report on Form 10-K.

Cautionary Notice Regarding Forward-Looking Statements

We make forward-looking statements in this Quarterly Report on Form 10-Q under the headings, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports we file with the SEC, including statements regarding:

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

This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. The words “believe,” “anticipate,” “seek,” “expect,” “estimate,” “intend,” “plan,” “project” and similar expressions often accompany such forward-looking statements, however this report also contains forward-looking statements that may not be so identified. These forward-looking statements involve a number of risks and uncertainties including risks and uncertainties relating to the following:

•	our ability to comply with the terms of our current debt agreements and customer contracts;

•	economic recessions or downturns in new vehicle production or sales;

•	war in the Middle East;

•	increases in the cost and availability of fuel;

•	the highly competitive nature of the automotive distribution industry;

•	dependence on the automotive industry and ongoing initiatives of customers to reduce costs;

•	loss or reduction of revenues generated by our major customers or the loss of any such customers;

•	the variability of OEM production and seasonality of the automotive distribution industry;

•	our highly leveraged financial position;

•	our ability to obtain financing in the future;

•	labor disputes involving us or our significant customers;

•	dependence on our key personnel;

•	the availability of strategic acquisitions or joint venture partners;

•	increased frequency and severity of employee related accidents and workers’ compensation claims;

•	availability of appropriate insurance coverages in all categories;

•	changes in the regulatory requirements which are applicable to our business;

•	changes in vehicle sizes, configurations and weights which may adversely impact vehicle deliveries per load;

•	risks associated with doing business in foreign countries;

•	the availability of qualified drivers;

•	dependence on legacy information systems;

•	dependence on IBM for mainframe and system support;

•	increased frequency and severity of cargo claims;

•	increased frequency and severity of traffic accidents;

•	excess manufacturer production capacity;

•	efforts to improve network efficiency; and

•	other risk factors set forth from time to time in our SEC reports, including but not limited to, our 2004 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Many of these factors could cause our actual results to differ materially from those suggested by the forward-looking statements. Also, many of these factors are beyond our ability to control or predict, and we caution our readers not to place undue reliance on the forward-looking statements that we make. We also disclaim any obligation to update or review forward-looking statements contained in this Quarterly Report on Form 10-Q or in any statement referencing the risk factors and other cautionary statements set forth in this Quarterly Report on Form 10-Q, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required under this item is provided under the caption “Disclosures about Market Risks” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, Allied, under the supervision and with the participation of Allied’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of Allied’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except as set forth below under the heading “Changes in Internal Control over Financial Reporting,” Allied’s disclosure controls and procedures were effective in alerting them in a timely manner of material information required to be included in Allied’s periodic Securities and Exchange Commission filings.

(b) Changes in Internal Control Over Financial Reporting. During 2004, KPMG advised the Audit Committee and management that KPMG had identified deficiencies in our analysis, evaluation and review process for financial reporting. KPMG has informed the Audit Committee and management that it believes such deficiencies are a “material weakness” in our internal control over financial reporting, with respect to our analysis, evaluation and review of financial information included in our financial reports.

In response to the material weakness, we undertook a rigorous review and, where necessary, we revised our accounting policies and procedures to ensure that all reasonable steps had been taken to address and correct the material weakness identified by KPMG. As part of this process, we hired an external consultant to assist us in reviewing and revising our policies and procedures, hired a new Chief Financial Officer, replaced our Corporate Controller in January 2005, staffed a new role of Vice President, Finance and Accounting and added several other accounting professionals in February and March 2005. We believe that these and other steps have established the appropriate foundation upon which to remediate this material weakness as processes, including regular evaluation and management reviews, are strengthened and are put in place operationally over a reasonable period of time. In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, KPMG advised the Audit Committee and management that they have observed that we have added significant resources to improve processes and controls over the analysis, evaluation and review of financial information included in the financial reporting process. However, KPMG indicated that the material weakness still existed as of December 31, 2004 and the effectiveness of these controls can only be evaluated after they have been in place and operating for a significant period of time. KPMG has subsequently advised the Audit Committee and management that the material weakness still existed at March 31, 2005.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various litigation and environmental matters relating to workers’ compensation, products liability, auto liability, employment practices, and other matters arising from operations in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.

See also Note 17 (c) of the Notes to our consolidated financial statements included in our 2004 Annual Report on Form 10-K.

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Thomas H. King.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by Thomas H. King.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HOLDINGS, INC.
Date: May 23, 2005	By:	/s/ Hugh E. Sawyer
Hugh E. Sawyer,
President and Chief Executive Officer

Date: May 23, 2005

By:	/s/ Thomas H. King
Thomas H. King,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Thomas H. King.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by Thomas H. King.