Form 10-Q
period 2005-06-30
ALLIED HOLDINGS INC
filed 2005-09-23
CIK 909950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 —

For the quarterly period ended June 30, 2005
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
☑ Yes      ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934).
☐ Yes      ☑ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Outstanding common stock, no par value at September 16, 2005      8,980,329

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements
ALLIED HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,003	$2,516
Restricted cash, cash equivalents and other time deposits	32,717	27,378
Receivables, net of allowances of $2,138 and $2,156 as of June 30, 2005 and December 31, 2004, respectively	57,294	57,309
Inventories	4,999	4,649
Deferred income taxes	4,438	4,632
Prepayments and other current assets	22,767	12,414

Total current assets	125,218	108,898
Property and equipment, net of accumulated depreciation	126,248	135,635
Goodwill, net	3,932	83,977
Other assets:
Restricted cash, cash equivalents and other time deposits	66,582	55,502
Other noncurrent assets	30,951	37,520

Total other assets	97,533	93,022

Total assets	$352,931	$421,532

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of long-term debt	$113,638	$13,500
Borrowings under revolving credit facilities	16,564	2,972
Accounts and notes payable	35,367	34,690
Accrued liabilities	85,980	85,463

Total current liabilities	251,549	136,625

Long-term debt, less current portion	150,000	234,766
Postretirement benefits other than pensions	4,844	5,082
Deferred income taxes	4,451	16,164
Other long-term liabilities	69,530	70,444
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, no par value. Authorized 5,000 shares; none outstanding	—	—
Common stock, no par value. Authorized 20,000 shares; 8,980 and 8,919 outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	48,545	48,421
Treasury stock, 139 shares at cost	(707)	(707)
Accumulated deficit	(174,015)	(88,907)
Accumulated other comprehensive loss, net of tax	(1,266)	(356)

Total stockholders’ deficit	(127,443)	(41,549)

Total liabilities and stockholders’ deficit	$352,931	$421,532

See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$232,554	$236,616	$453,504	$448,860

Operating expenses:
Salaries, wages, and fringe benefits	118,105	127,918	239,333	247,865
Operating supplies and expenses	44,115	41,513	85,624	78,559
Purchased transportation	31,382	28,588	60,243	54,494
Insurance and claims	9,695	9,641	18,578	18,804
Operating taxes and licenses	7,637	8,096	15,411	14,655
Depreciation and amortization	7,050	9,929	15,242	20,315
Rents	1,949	2,029	3,798	3,745
Communications and utilities	1,479	1,351	3,390	3,305
Other operating expenses	4,479	2,765	7,059	4,951
Impairment of goodwill	79,172	—	79,172	—
(Gain) loss on disposal of operating assets, net	(421)	127	(377)	(1,010)

Total operating expenses	304,642	231,957	527,473	445,683

Operating (loss) income	(72,088)	4,659	(73,969)	3,177

Other income (expense):
Interest expense	(14,739)	(7,577)	(22,951)	(14,945)
Investment income	578	131	1,016	188
Foreign exchange loss, net	(412)	(966)	(611)	(1,121)
Other, net	—	—	—	(100)

	(14,573)	(8,412)	(22,546)	(15,978)

Loss before income taxes	(86,661)	(3,753)	(96,515)	(12,801)
Income tax benefit	11,611	—	11,407	—

Net loss	$(75,050)	$(3,753)	$(85,108)	$(12,801)

Basic and diluted loss per common share:
Net loss:
Basic and diluted	$(8.36)	$(0.43)	$(9.50)	$(1.48)

Weighted average common shares outstanding:
Basic and diluted	8,980	8,704	8,960	8,663

See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(85,108)	$(12,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off and amortization of deferred financing costs	6,464	1,402
Depreciation and amortization	15,242	20,315
Impairment of goodwill	79,172	—
Gain on disposal of assets and other, net	(377)	(1,010)
Foreign exchange loss, net	611	1,121
Deferred income taxes	(11,260)	—
Compensation expense related to stock options and grants	—	390
Change in operating assets and liabilities:
Receivables, net of allowances	(168)	(4,557)
Inventories	(371)	394
Prepayments and other assets	(4,897)	(5,754)
Accounts and notes payable	(1,647)	(6,136)
Accrued liabilities	(659)	3,760

Net cash used in operating activities	(2,998)	(2,876)

Cash flows from investing activities:
Purchases of property and equipment	(8,699)	(13,281)
Proceeds from sales of property and equipment	2,836	2,038
(Increase) decrease in restricted cash, cash equivalents and other time deposits	(16,419)	55,321
Increase in restricted investments	—	(66,981)
Funds deposited with insurance carriers	(8,054)	(32,024)
Funds returned from insurance carriers	3,070	30,730
Decrease in the cash surrender value of life insurance	58	147

Net cash used in investing activities	(27,208)	(24,050)

Cash flows from financing activities:
Additions to revolving credit facility, net	13,592	29,555
Additions to long-term debt	25,000	—
Repayment of long-term debt	(9,628)	(11,417)
Payment of deferred financing costs	(625)	—
Proceeds from insurance financing arrangements	8,470	28,608
Repayments of insurance financing arrangements	(6,060)	(16,890)
Proceeds from issuance of common stock	124	423

Net cash provided by financing activities	30,873	30,279

Effect of exchange rate changes on cash and cash equivalents	(180)	(200)

Net change in cash and cash equivalents	487	3,153
Cash and cash equivalents at beginning of period	2,516	2,148

Cash and cash equivalents at end of period	$3,003	$5,301

Supplemental cash flow information:
Cash paid (refunds received) during the period for:
Interest	$15,812	$13,600
Income taxes, net of refunds	(472)	411
See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Throughout this Quarterly Report on Form 10-Q, we will use the terms “we,” “our,” “us” and “Allied” to refer to Allied Holdings, Inc. and its subsidiaries).
(1) Voluntary Reorganization under Chapter 11
On July 31, 2005, Allied Holdings, Inc. and substantially all of its subsidiaries filed voluntary petitions seeking protection under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”). The filings were precipitated by various factors, including the decline in new vehicle production at certain of our major customers, rising fuel costs and increasing wage and benefit obligations for our bargaining employees covered by the Master Agreement with the International Brotherhood of Teamsters (“Teamsters”). We are currently operating our business as debtors-in-possession under the jurisdiction of the U.S. Bankruptcy Court for the Northern District of Georgia (“Bankruptcy Court”). As such, we cannot engage in transactions considered to be outside of the ordinary course of business without obtaining Bankruptcy Court approval. Our Canadian subsidiaries are included among the subsidiaries that filed voluntary petitions seeking bankruptcy protection in the Bankruptcy Court and they also filed applications for creditor protection under the Companies Creditors’ Arrangement Act in Canada, which, like Chapter 11, allows for reorganization under the protection of the court system, and such application was approved in Canada. Our captive insurance company, Haul Insurance Limited, as well as our subsidiaries in Mexico, Bermuda and South Africa were not included in the Chapter 11 filings.
Under the Bankruptcy Code, actions by creditors to collect pre-petition indebtedness are stayed and other contractual obligations generally may not be enforced against us. As debtors-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context “rejection” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the related breach. Any damages resulting from rejection are treated as general unsecured pre-petition claims in the reorganization. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with bankruptcy procedures. Pre-petition claims, which were contingent or unliquidated at the commencement of the Chapter 11 proceeding, are generally allowable against the debtor-in-possession in amounts fixed by the Bankruptcy Court. The rights of and ultimate payment by us under pre-petition obligations are subject to resolution under a plan of reorganization to be approved by the Bankruptcy Court after submission of the required vote by affected parties and these obligations may be substantially altered. The Securities and Exchange Commission (“SEC”) has informed us that it intends to monitor our bankruptcy proceedings and our plan of reorganization.
In connection with the Chapter 11 filings, the Bankruptcy Court granted several “first day” orders that enable us generally to operate in the ordinary course of business during the bankruptcy proceedings. In addition, we entered into a financing agreement (the “DIP Facilities”) with GE Commercial Finance, Morgan Stanley Senior Funding, Inc. and Marathon Asset Management. The DIP Facilities provide for aggregate financing of up to $230 million comprised of (i) a $130 million revolving credit facility, which includes a swing-line credit commitment of $10 million and up to $75 million in letters of credit, (ii) a $20 million term loan and (iii) an $80 million term loan. The Bankruptcy Court approved the DIP Facilities on an interim basis on August 1, 2005 and funding took place on August 2, 2005. On August 24, 2005, the Bankruptcy Court issued a final order approving the DIP Facilities. On August 2, 2005, using funds received from the DIP Facilities, we paid in full the amounts due and payable under our credit facility (“Pre-petition Facility”), which included $24.6 million due under the revolving credit facility, $113.1 million in outstanding term loans and $7.0 million in related fees and interest. Funds under the DIP Facilities are available to help satisfy our working capital obligations while our Chapter 11 cases are pending, including payment under normal terms for goods and services provided after the Chapter 11 filing and payment of wages and benefits to active employees and retirees.
The revolving credit facility discussed above will bear interest at an annual rate, at our option, of either an annual index rate (based on the greater of the base rate on corporate loans as published from time to time in The Wall Street Journal or the federal funds rate plus 0.50%) plus 2.00%, or LIBOR plus 3.00%. In addition, we will be charged a letter of credit fee under the revolving credit facility payable monthly at a rate per annum equal to 2.75% times the amount of all outstanding letters of credit under the revolving credit facility. The $20 million term loan will bear interest at an annual rate of LIBOR plus 5.50% and the $80 million term loan will bear interest at an annual rate of LIBOR plus 9.50%. In addition, there is a fee of 0.5% on the unused portion of the revolving credit facility.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The DIP Facilities will mature on February 2, 2007. However, we will be obligated to repay the DIP Facilities at an earlier date if the plan of reorganization is confirmed by the Bankruptcy Court and becomes effective prior to the expiration of the 18-month term of the DIP Facilities. The DIP Facilities also require mandatory prepayment from the net cash proceeds of any asset sales, extraordinary receipts, or any insurance proceeds that we receive.
The DIP Facilities include customary affirmative, negative, and financial covenants binding on us, including implementation of a cash management system as set forth in the DIP Facilities. The negative covenants limit our ability to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on our capital stock. The financial covenants included in the DIP Facilities also limit the amount of our capital expenditures, set forth a minimum fixed charge coverage ratio and a maximum leverage ratio, and require us to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization as set forth in the DIP Facilities.
The DIP Facilities include customary events of default including events of default related to (i) failure to comply with the financial covenants set forth in the DIP Facilities, (ii) the failure to establish and maintain the cash management system set forth in the DIP Facilities, (iii) the conversion of the Chapter 11 proceedings to a Chapter 7 case or appointment of a Chapter 11 trustee with enlarged powers, (iv) the granting of certain other super-priority administrative expense claims or non-permitted liens or the invalidity of liens securing the DIP Facilities, (v) the stay, amendment or reversal of the Bankruptcy Court orders approving the DIP Facilities, (vi) the confirmation of a plan of reorganization or entry of a dismissal order which does not provide for payment in full of the DIP Facilities or (vii) the granting of relief from the automatic stay to holders of security interests in our assets that would have a material adverse effect on us.
Obligations under the DIP Facilities are secured by 100% of the capital stock of our domestic and Canadian subsidiaries, 66% of the capital stock of our direct foreign subsidiaries other than those domiciled in Canada, and all of our current and after-acquired U.S. and Canadian personal and real property. The DIP Facilities entitle the lenders to super-priority administrative expense claim status under the Bankruptcy Code and will generally permit the ordinary course payment of professionals and administrative expenses prior to the occurrence of an event of default under the DIP Facilities or a default under the Bankruptcy Court orders approving the DIP Facilities.
The Office of the United States Trustee has appointed a committee of unsecured creditors (“Creditors Committee”). The Creditors Committee and its legal representatives have the right to be heard on all matters that come before the Bankruptcy Court, including any proposed plan of reorganization. We can provide no assurance that the Creditors Committee will support our positions during the bankruptcy proceedings or any plan of reorganization that we may propose. Any disagreements with the Creditors Committee could delay the bankruptcy proceedings, negatively impact our ability to operate during the bankruptcy proceedings, or delay our emergence from Chapter 11.
At this time, it is not possible to accurately predict the effect of the Chapter 11 reorganization process on our business and if or when we will emerge from Chapter 11. Our future results of operations will depend on the timely and successful confirmation and implementation of a plan of reorganization. We can provide no assurance that the Bankruptcy Court will confirm our plan of reorganization or that any such plan of reorganization will be consummated. The rights and claims of various creditors and security holders will be determined by the plan as well. Under the priority plan established by the Bankruptcy Code, certain post-petition and pre-petition liabilities must be satisfied before shareholders are entitled to any distributions. The ultimate recovery in the bankruptcy process to creditors and shareholders, if any, will not be determined until confirmation of the plan or plans of reorganization. We can provide no assurance concerning the values, if any, that will be ascribed in the bankruptcy proceedings to the interests of each of these constituencies and it is possible that our equity or other debt securities will be restructured in a manner that will substantially reduce or eliminate any remaining value. Also, if no plan of reorganization is approved, it is possible that our assets will be liquidated.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(2) Accounting and Reporting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and are based on the instructions to Form 10-Q and Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed in this report, there have been no material changes in the information that we disclosed in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The accompanying unaudited consolidated financial statements reflect all adjustments necessary, (including normal recurring accruals), in the opinion of management to present fairly the financial condition, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.
The accompanying unaudited consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the results of operations in accordance with GAAP applicable to a going concern, which assumes that we will continue in operation for the foreseeable future and will realize our assets and discharge our post-petition liabilities in the ordinary course of business. Our ability to continue as a going concern is predicated upon, among other things, the confirmation of a plan of reorganization, compliance with the provisions of the DIP Facilities, our ability to generate cash flows from operations and our ability to obtain financing sufficient to satisfy our future obligations. We can provide no assurance that we will be successful. As a result of the reorganization proceedings under Chapter 11, we may take, or be required to take, actions that may cause assets to be realized or liabilities to be settled for amounts other than those reflected in the financial statements. The appropriateness of continuing to present financial statements on a going concern basis is dependent upon, among other things, the terms of the ultimate plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Facilities and other financing agreements and the ability to generate sufficient cash from operations and financing sources to meet obligations. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern, nor do they include any adjustments to the carrying values of assets and liabilities that might be required as a result of the Chapter 11 cases. A plan of reorganization could substantially change the amounts currently recorded in the accompanying unaudited consolidated financial statements.
Accounting for Reorganization
Because we filed for reorganization under the Bankruptcy Code subsequent to the date of these financial statements, the accompanying unaudited consolidated financial statements do not include any adjustments or reclassifications that will be required in future filings related to the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. Under SOP 90-7, we will be required to separately present pre-petition liabilities that are subject to compromise, pre-petition liabilities that are not subject to compromise, and post-petition liabilities. Asset and liability carrying amounts do not purport to represent realizable or settlement values as contemplated by the Bankruptcy Code.
Although we cannot currently estimate the impact of the Chapter 11 filings on our financial statements, we have determined that we will be required to re-examine certain assumptions we use including those used in determining the fair values of our long-lived assets, goodwill and other intangibles, as well as the recoverability of our accounts receivable.
Use of Estimates and Seasonality
The preparation of the accompanying unaudited consolidated financial statements in accordance with GAAP requires that management make a number of estimates and assumptions relating to the reported amount of assets and

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to estimates and assumptions include the carrying amounts of property and equipment and goodwill; valuation allowances for receivables and deferred income tax assets; self-insurance reserves, and assets and obligations related to employee benefits. Actual results could differ from those estimates.
Our revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models which are shipped to dealers during these periods as well as to the higher spring and early summer sales of automobiles, light trucks and SUVs. As a result of these and other factors, our operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
(3) Recent Accounting Pronouncements
In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations which clarifies that the term “conditional asset retirement obligation”, as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, with early adoption encouraged. Retrospective application of interim financial information is permitted but is not required.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In March 2005, the SEC issued Staff Accounting Bulletin No.107, which provides interpretive guidance regarding the interaction of SFAS No. 123R and certain SEC rules and regulations related to share-based payment transactions with nonemployees, valuation methods, classification of compensation expense, non-GAAP measures, accounting for income tax effects, modification of employee share options prior to adoption and disclosures in Management’s Discussion and Analysis. SFAS No. 123R was to be adopted no later than the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the SEC issued a rule that allows companies to implement SFAS No. 123R as of the beginning of the fiscal year beginning after June 15, 2005. We plan to adopt SFAS No. 123R effective January 1, 2006.
Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the method to be used for amortizing the resulting compensation cost and the transition method to be used at the date of adoption. The transition methods include the modified prospective and the modified retrospective adoption methods. The modified prospective method requires that compensation expense be recognized beginning with the effective date based on the requirements of SFAS No. 123R for all awards granted to employees after the effective date of SFAS No. 123R and based on the requirements of SFAS No. 123 for all awards granted to

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective methods described above, but also permits companies to restate prior periods based on the amounts previously reported under SFAS No. 123 for purposes of pro forma disclosures. In addition, the adoption would reduce net operating cash flows and increase net financing cash flows in periods after adoption to the extent that benefits of tax deductions exceed previously recognized compensation cost. We are currently evaluating the requirements of SFAS No. 123R. The actual compensation cost resulting from share based payments to be included in our future results of operations may vary significantly from the amounts currently disclosed in the notes to the financial statements.
In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to the recording of the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP No. FAS 109-2 allows an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We completed our evaluation during the quarter ended June 30, 2005 and determined that we had no undistributed foreign earnings that were eligible for the 85 percent dividends received deduction. Accordingly, our income tax expense and deferred taxation liabilities were not affected by the repatriation provisions of the Jobs Act.
(4) Prepayments and Other Current Assets
Prepayments and other current assets as of June 30, 2005 and December 31, 2004 are presented below (in thousands):

	June 30,	December 31,
	2005	2004
Tires on tractors and trailers	$2,328	$2,231
Prepaid insurance	14,508	4,058
Prepaid licenses	3,125	1,570
Other	2,806	4,555

	$22,767	$12,414

(5) Property and Equipment
Property and equipment and the related accumulated depreciation and amortization are presented below as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004
Cost	$540,320	$555,713
Accumulated depreciation and amortization	(414,072)	(420,078)

	$126,248	$135,635

Included in property and equipment are our tractor-trailers (“Rigs”). We utilize primarily one company to remanufacture and supply certain parts needed to maintain a significant portion of our fleet of Rigs. We believe that a limited number of other companies could provide comparable remanufacturing services and parts. However, a change in this service provider could cause a delay in and increase the cost of the remanufacturing process and the maintenance of our Rigs. Such delays and additional costs could adversely affect our operating results as well as our Rig remanufacturing and maintenance programs.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(6) Goodwill
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review our goodwill annually for impairment or on an interim basis if an event occurs or circumstances change that would potentially reduce the fair value of our goodwill below its carrying amount. SFAS No. 142 requires that if the fair value of a reporting unit is less than its carrying amount, including goodwill (Step I), further analysis (Step II) is required to measure the amount of the impairment loss, if any. The amount by which the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the reporting unit’s goodwill, determined in Step II, is to be recognized as an impairment loss. Our reporting units are the Allied Automotive Group and the Axis Group.
As a result of circumstances affecting our Allied Automotive Group that culminated at the end of the second quarter of 2005, we reassessed its goodwill for impairment as of June 30, 2005. The Allied Automotive Group has been adversely affected by the actual and forecasted reduction of Original Equipment Manufacturer (“OEM”) production of automobiles. Therefore, we revised our forecasts downward in the second quarter of 2004 from those used to perform our annual impairment test as of October 1, 2004. Our deteriorating financial performance combined with our lenders’ reaction to our revised forecasts resulted in the need to execute amendments to our Pre-petition Facility on a weekly basis to address our borrowing capacity and various covenant violations.
The results of the Step I analysis indicated a potential impairment of our Allied Automotive Group’s goodwill. However, we have not completed the Step II analysis to measure the amount of the impairment loss, if any, due to the complexity of the Step II process and the time required to complete a comprehensive independent valuation and analysis. The ability to complete the comprehensive independent valuation and analysis was further complicated by the filing for protection under Chapter 11 of the U.S. Bankruptcy Code on July 31, 2005. Nonetheless, in accordance with SFAS No. 142, we have estimated the impairment loss based on the best information available to management and accordingly, during the second quarter of 2005 we recorded an impairment of our Allied Automotive Group’s goodwill of approximately $79.2 million. This impairment loss represented the entire carrying value of goodwill for this reporting unit, since the estimated fair value of this reporting unit’s goodwill was determined to be zero derived using the estimated fair value of net tangible assets. Management considered available information including market values of securities, appraisals of the Automotive Group’s long-term tangible assets and discounted cash flows from our revised forecasts. Upon completion of the comprehensive independent valuation and Step II analysis, we may be required to revise our fair value estimate as of June 30, 2005 and record an adjustment to the impairment loss that we estimated in the second quarter of 2005.
In the table below, we provide a summary of the change in the carrying amount of our goodwill, by reporting unit, for the six months ended June 30, 2005 (in thousands):

	Allied
	Automotive	Axis
	Group	Group	Total
Balance as of December 31, 2004	$80,041	$3,936	$83,977
Impairment of goodwill	(79,172)	—	(79,172)
Changes in carrying amounts due to changes in currency rates	(869)	(4)	(873)

Balance as of June 30, 2005	$—	$3,932	$3,932

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(7) Other Noncurrent Assets
Other noncurrent assets as of June 30, 2005 and December 31, 2004 are presented below (in thousands):

	June 30,	December 31,
	2005	2004
Cash surrender value of life insurance	$6,169	$6,227
Deferred financing costs	1,557	7,396
Prepaid pension cost	17,988	18,114
Prepaid tires	2,716	2,597
Deposits and other	2,521	3,186

	$30,951	$37,520

The deferred financing costs and the related accumulated amortization are presented below as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004
Cost	$15,860	$15,235
Accumulated amortization	(14,303)	(7,839)

	$1,557	$7,396

Based on the financial reports delivered on July 29, 2005 to our lenders under the Pre-petition Facility, we were in violation of one of the financial covenants in our Pre-petition Facility at June 30, 2005. As a result, we wrote off the related deferred financing costs of $4.9 million during the second quarter of 2005. The Pre-petition Facility was paid in full on August 2, 2005. The remaining $1.6 million of deferred financing costs above relates to costs incurred during the issuance of our senior notes. These costs were not written off since there was no event of default with the senior notes at June 30, 2005. Pursuant to our Chapter 11 filing and in accordance with SOP 90-7, we will evaluate the accounting treatment of these costs during the third quarter of 2005. The write-off and amortization of deferred financing costs is included in interest expense and was $5.7 million and $698,000 for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, the write-off and amortization of deferred financing costs were $6.5 million and $1.4 million, respectively.
(8) Accounts and Notes Payable and Accrued Liabilities
Included in accounts and notes payable in the consolidated balance sheets are notes payable with third parties for insurance financing arrangements of $4.2 million and $1.8 million as of June 30, 2005 and December 31, 2004, respectively. These notes are payable in monthly installments, generally over a period of one year.
Accrued liabilities as of June 30, 2005 and December 31, 2004 were as follows (in thousands):

	June 30,	December 31,
	2005	2004
Wages and benefits	$34,677	$31,059
Claims and insurance reserves	35,265	36,764
Accrued interest	5,431	4,756
Accrued taxes	3,372	5,320
Purchased transportation	3,978	1,942
Other	3,257	5,622

	$85,980	$85,463

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
During the first quarter of 2005, we recorded $1.4 million of revenue ($0.16 per share) as a result of the final resolution of fees previously paid by a customer that had been deferred and were included in accrued liabilities.
(9) Claims and Insurance Reserves
We retain losses within certain limits through high deductibles or self-insured retentions. For certain risks, coverage for losses is provided by unrelated primary and reinsurance companies. Haul Insurance Limited, one of our subsidiaries, provides reinsurance coverage to certain of our licensed insurance carriers for certain types of losses within our insurance program, primarily insured workers’ compensation, automobile and general liability risks. Haul Insurance Limited was not included in the Chapter 11 filings.
We are self-insured for workers’ compensation claims in Florida, Georgia, Missouri and Ohio and generally retain liability up to $500,000 for those claims. In states where we are insured for workers’ compensation claims our deductible is $650,000 per claim.
Currently, we utilize an inner-aggregate, which is a deductible subject to an annual limit, in certain insurance programs. We use the inner-aggregate only for our initial layer of excess insurance whereby losses in the excess layer that are within the inner-aggregate amount are retained by us up to an amount equal to the inner-aggregate’s annual limit. Once the annual limit is met, the deductible is no longer in effect.
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
We utilize a third-party claims administrator, who works under our direction, and third-party actuarial valuations to assist in the determination of the majority of our claims and insurance reserves. The third-party claims administrator sets claims reserves on a case-by-case basis. The third-party actuary utilizes the aggregate data from these reserves, along with historical paid and incurred amounts, to determine, by loss year, the projected ultimate cost of all claims reported and not yet reported to our company, including potential adverse developments. Our product liability claims reserves are set on a case-by-case basis by our claims administrators in conjunction with legal counsel handling the claims, and include an estimate for claims incurred but not yet reported. We track cargo claims and record reserve amounts on a case-by-case basis. The reserve for cargo claims includes an estimate for incurred but not yet reported claims. These claims and insurance reserves are adjusted periodically, as claims develop, to reflect changes in estimates based on actual experience as well.
Workers’ compensation losses in Canada are covered by government insurance programs to which we make premium payments. In one province, we are also subject to retrospective premium adjustments based on actual claims losses compared to expected losses. Our reserves include an estimate of retrospective adjustments based on the most recently available actual claims data provided by the government.
Prior to the fourth quarter of 2004, our estimates of workers compensation, automobile and general liability and product liability losses were discounted to their present values using our estimate of weighted-average risk-free interest rates for each claim year. However, during the fourth quarter of 2004, we determined that the continuing adverse development of aged claims was such that we could no longer reliably determine our self-insurance reserves

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
on a discounted basis and we ceased discounting our insurance reserves as of December 31, 2004. The discount rate used for the three and six months ended June 30, 2004 was 3.0%.
Presented below is a summary of our insurance and claims reserves as included in our consolidated balance sheets as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004
Accrued liabilities — current	$35,265	$36,764
Other long-term liabilities — noncurrent	67,212	67,621

	$102,477	$104,385

We believe that adequate provision has been made for all incurred claims including those not reported. Favorable or unfavorable developments subsequent to the date of our estimates could have a material impact on the consolidated financial statements.
(10) Employee Benefit Plans
(a) Pension and Postretirement Benefit Plans
The following tables set forth the components of our net periodic benefit cost for the pension and postretirement benefit plans for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Defined Benefit		Postretirement Benefit
	Pension Plans		Plans
	Three Months Ended June 30,
	2005	2004	2005	2004
Service cost	$12	$22	$11	$17
Interest cost	431	676	147	197
Expected return on plan assets	(617)	(783)	—	—
Amortization of:
Unrecognized net actuarial loss	280	356	134	—
Prior service cost	7	12	(68)	(23)
Transition asset	—	(5)	—	—
Recognized actuarial loss	—	54	—	23

Net period benefit cost	$113	$332	$224	$214

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Defined Benefit		Postretirement Benefit
	Pension Plans		Plans
	Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$33	$45	$24	$30
Interest cost	1,174	1,352	323	350
Expected return on plan assets	(1,679)	(1,567)	—	—
Amortization of:
Unrecognized net actuarial loss	762	711	295	—
Prior service cost	19	24	(149)	(40)
Transition asset	—	(10)	—	—
Recognized actuarial loss	—	108	—	40

Net period benefit cost	$309	$663	$493	$380

During the second quarter of 2005, we made an annual contribution of $0.6 million to our defined benefit pension plans and do not expect to make any additional contributions to the defined benefit pension plans during 2005. We also contributed approximately $0.5 million and $0.8 million to our postretirement plans for the three and six months ended June 30, 2005, respectively, and estimate that we will contribute an additional $0.8 million to the postretirement benefit plans during the remainder of 2005.
(b) Employee Stock Purchase Plan
As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, our Employee Stock Purchase Plan (the “Plan”) granted eligible employees, as defined, the right to purchase our common stock on a quarterly basis at 85% of the lower of the fair market value on the first business day of the calendar quarter or on the last business day of the calendar quarter. On June 21, 2005, we adopted an amendment to the Plan to immediately effect its suspension. In addition, the amendment to the plan eliminated the twelve calendar month holding period with respect to shares purchased under the Plan and eliminated all Plan restrictions on the transfer of shares outstanding or issued under the Plan.
(11) Long-Term Debt and Borrowings Under the Revolving Credit Facility
Long-term debt at June 30, 2005 and December 31, 2004 is presented below (in thousands):

	June 30,	December 31,
	2005	2004
Term Loan A	$68,638	$78,266
Term Loan B	20,000	20,000
Term Loan C	25,000	—
Senior notes	150,000	150,000

	263,638	248,266
Less current portion of long-term debt	(113,638)	(13,500)

	$150,000	$234,766

As of June 30, 2005, based on the financial reports delivered on July 29, 2005 to our lenders under our Pre-petition Facility, we were in default of our Pre-petition Facility due to a violation of the financial covenant in our Pre-petition Facility related to the minimum consolidated earnings before interest, taxes, depreciation, and amortization, as defined in the Pre-petition Facility. Because the violation of the financial covenant as of June 30, 2005 made the Pre-petition Facility callable, the Pre-petition Facility is considered a short-term obligation and is classified as current portion of long-term debt as of June 30, 2005.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
As discussed in Note 1 above, on August 1, 2005, we obtained DIP Facilities to provide debtor-in-possession financing in connection with our Chapter 11 filing. On August 2, 2005, using funds received from our DIP Facilities, we repaid all obligations outstanding under the Pre-petition Facility, including the premium due for prepayment of the facility prior to maturity. Also, see Note 1 above for a description of the DIP Facilities.
Pre-Petition Credit Facilities
Our Pre-petition Facility provided us with a $90 million revolving credit facility (the “Revolver”), a $100 million term loan (“Term Loan A”), a $20 million term loan (“Term Loan B”) and a $25 million term loan (“Term Loan C”). Term Loan A was payable in quarterly installments of principal and interest and Term Loans B and C were payable in full at maturity with monthly payments of interest.
Term Loan C was added to our Pre-petition Facility on April 13, 2005 by amendment. This amendment also changed the financial covenant related to the required minimum earnings before interest, taxes, depreciation and amortization, as defined in the Pre-petition Facility, applicable to the twelve-month period ended December 31, 2004 and the respective twelve month periods ending each month thereafter through April 30, 2005. This amendment also increased the maximum debt incurrence ratio set forth in the Pre-petition Facility for the months of April and May 2005.
To remain in compliance with the financial covenants of our Pre-petition Facility, we amended our Pre-petition Facility at various intervals between May and July 2005 to change the permitted debt incurrence ratio and (or) the financial covenant related to the required minimum earnings before interest, taxes, depreciation and amortization, as was defined in the Pre-petition Facility. The most recent amendment of July 25, 2005 specified the following:
•	The amount outstanding under the Revolver could not exceed $24.9 million for the period July 25, 2005 to August 1, 2005;

•	The amount outstanding under letters of credit could not exceed $43.7 million for the period July 25, 2005 to August 1, 2005; and

•	The aggregate principal amount of loans and letter of credit obligations outstanding, as defined in the Pre-petition Facility, could not exceed at the end of any business day for the period May 1, 2005 to August 1, 2005 either (i) four times the consolidated earnings before interest, taxes, depreciation, and amortization, as was defined in the Pre-petition Facility, for the most recently completed twelve months after giving effect to certain adjustments as were provided for in the Pre-petition Facility, or (ii) the maximum principal amount of indebtedness which was otherwise permitted to be incurred under Section 2.01 (b) of the Pre-petition Facility.
The amendment of July 25, 2005 also required payment of a $1.9 million premium on August 1, 2005 regardless of whether the Pre-petition Facility was repaid. Prior to the amendment of July 25, 2005, this premium was due and payable in the event all of the obligations under the Pre-petition Facility were terminated and paid in full prior to September 4, 2006. Further, in connection with the amendments to the Pre-petition Facility, which occurred between June 3, 2005 and July 25, 2005, we agreed to pay additional interest of 3% on all outstanding obligations for the period commencing on May 30, 2005 and ending on August 1, 2005. Interest rates on the Pre-petition Facility varied based on LIBOR or the prime rate and could have fluctuated within a three-percentage point range based on our leverage as was defined in the Pre-petition Facility. Including the additional interest of 3% related to the amendments, the interest rates on the Revolver, Term Loan A, Term Loan B and Term Loan C as of June 30, 2005, were 10.75%, 14.5%, 17.75% and 17.75%, respectively.
As of June 30, 2005, $16.3 million in loans were outstanding under the Revolver and approximately $43.7 million of the Revolver was committed under letters of credit, primarily related to the settlement of insurance claims.
Borrowings under the Pre-petition Facility were secured by a first priority security interest on substantially all of our assets, including a pledge of stock of certain subsidiaries, excluding restricted cash, cash equivalents and investments. The Chapter 11 filing on July 31, 2005 constituted an event of default under our Pre-petition Facility

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
and as a result, all commitments from our lenders under the Pre-petition Facility were automatically terminated and all debt outstanding under the Pre-petition Facility became automatically due and payable.
As discussed above, all obligations under the Pre-petition Facility were paid in full on August 2, 2005 with funds received from the DIP Facilities and the Pre-petition Facility was terminated.
Senior Notes
Our 8 5/8 % senior notes (the “Senior Notes”), which are registered with the SEC, are payable in semi-annual installments of interest only and are scheduled to mature on October 1, 2007. The Senior Notes are general unsecured obligations of Allied Holdings, Inc. but are guaranteed by substantially all of our subsidiaries (the “Guarantor Subsidiaries”). The guarantees by these subsidiaries are full and unconditional and there are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to our company. Allied Holdings, Inc. owns 100% of the Guarantor Subsidiaries. The following companies (the “Nonguarantor Subsidiaries”) do not guarantee our obligations under the Senior Notes:
•	Haul Insurance Ltd.;

•	Arrendadora de Equipo Para el Transporte de Automoviles, S. de R.L. de C.V.;

•	Axis Logistica, S. de R.L. de C.V.
The combined balance sheet information, combined statement of operations information and combined statement of cash flows information for the Guarantor Subsidiaries and the Nonguarantor Subsidiaries are presented in Note 18.
The agreement governing the Senior Notes includes a number of negative covenants that limit our ability to, among other things, purchase or redeem stock, make dividend or other distributions, make investments, and incur or repay debt (with the exception of payment of interest and principal at stated maturity). One such covenant limits our ability to incur more than $230 million of additional indebtedness beyond the $150 million that existed on the date that the Senior Notes were issued. The amendments to our Pre-petition Facility in November 2004 and April 2005 whereby we borrowed an aggregate additional $45 million had substantially reduced the amount of additional indebtedness that we could incur.
The filing for protection under Chapter 11 of the U.S. Bankruptcy Code on July 31, 2005, as described in Note 1 above, constituted an event of default under the Senior Notes. The indenture agreement governing the Senior Notes provides that as a result of this event of default, the outstanding amount of the Senior Notes became immediately due and payable without further action by any holder of the Senior Notes or the trustee under the indenture. However, payment of the Senior Notes, including the semi-annual interest payments, is automatically stayed as of the Chapter 11 petition date, absent further order of the Bankruptcy Court.
(12) Income Taxes
For the three and six months ended June 30, 2005 and 2004, the income tax expense differed from the amounts computed by applying federal statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance. For the three and six months ended June 30, 2005, we did recognize a tax benefit related to the impairment of goodwill to the extent that related deferred tax liabilities existed.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(13) Commitments and Contingencies
(a) Effect of Chapter 11 Filings
As discussed above in Note 1, on July 31, 2005, Allied Holdings, Inc. and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. Our Canadian subsidiaries are included among the subsidiaries that filed voluntary petitions seeking bankruptcy protection in the Bankruptcy Court and they also filed applications for creditor protection under the Companies Creditors’ Arrangement Act in Canada, which, like Chapter 11, allows for reorganization under the protection of the court system. Our captive insurance company, Haul Insurance Limited, as well as our subsidiaries in Mexico, Bermuda and South Africa were not included in the Chapter 11 filings.
As debtors-in-possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the petition date, most pending litigation and pre-petition liabilities are stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover pre-petition claims against us. One exception to this stay of litigation is any action or proceeding by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the context of any plan or plans of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business or on outstanding legal proceedings.
(b) Letters of Credit
At June 30, 2005, we had issued $143.0 million of outstanding letters of credit to third parties related primarily to the settlement of insurance claims and reserves and support for a line of credit at one of our foreign subsidiaries. Of the $143.0 million, $43.7 million of these letters of credit were secured by borrowings under the Revolver of our Credit Facility and $99.3 million were issued by our wholly owned captive insurance subsidiary, Haul Insurance Limited, and are collateralized by $99.3 million of restricted cash and cash equivalents held by this subsidiary. We renew these letters of credit annually.
(c) Litigation, Claims, Assessments
We are involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial position and results of operations.
As part of the previously disclosed settlement agreement with Ryder System, Inc. (“Ryder”), we issued a letter of credit in favor of Ryder and agreed to certain scheduled increases. At June 30, 2005, this letter of credit totaled $9.5 million and is included in the $143.0 million of outstanding letters of credit noted in (b) above. Ryder may only draw on the letter of credit if we fail to pay the workers’ compensation and liability claims that we assumed as part of the Ryder Automotive Carrier Group acquisition. We have provided the letter of credit in favor of Ryder because Ryder issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims that we assumed. Under the agreement with Ryder, effective March 31, 2005 and periodically thereafter, an actuarial valuation will be performed to determine the remaining amount outstanding of the workers’ compensation and liability claims that we assumed. Based on the results of the actuarial valuation, the letter of credit will be adjusted, as appropriate. The valuation as of March 31, 2005 is currently being performed.
(d) Purchase and Service Contract Commitments
In April 2001, we entered into a five-year agreement with IBM whereby IBM would provide our mainframe computer processing services. In December 2003, we negotiated an amendment to the agreement with IBM. The amended agreement is a ten-year commitment, which commenced in February 2004 and provides for additional

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
services to be performed by IBM. These additional services include the management of applications relating to our electronic data interchange, network services, technical services as well as the provision of applications development and support services. The purchase commitment for the remaining life of the agreement was approximately $93.2 million and $98.5 million as of June 30, 2005 and December 31, 2004, respectively.
(e) Leases
We lease Rigs, office space, computer equipment, and certain terminal facilities under noncancelable operating lease agreements. Included in these noncancelable leases are operating lease commitments for approximately 453 Rigs. Lease terms range between five and seven years, expire between 2005 and 2010, and contain residual guarantees of up to 25% of the original cost of the Rigs. We included these residual value guarantees in the calculations that we performed in determining the proper classification of these leases. No accruals for these guarantees were considered necessary at June 30, 2005.
(f) Collective Bargaining Agreements
On October 31, 2005, the contract between Allied Systems (Canada) Company and the Teamsters Union in Eastern Canada expires. This contract covers the drivers, mechanics, and yard personnel represented by the Teamsters Union in the provinces of Ontario and Quebec, approximately 70% of our Canadian bargaining employees. In addition, the U.S. International Brotherhood of Teamsters Union represents approximately 80% of our U.S. bargaining employees. The collective bargaining agreement covering those employees represented by the U.S. Teamsters will expire on May 31, 2008.
(14) Earnings (Loss) Per Common Share
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted- average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.
The net loss and the weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share for the three and six months ended June 30, 2005 and 2004 are shown below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic and Diluted Loss Per Share:
Net loss	$(75,050)	$(3,753)	$(85,108)	$(12,801)

Weighted-average number of common shares outstanding:
Basic and diluted	8,980	8,704	8,960	8,663
Net loss per common share:
Basic and diluted	$(8.36)	$(0.43)	$(9.50)	$(1.48)
For the three and six months ended June 30, 2005 and 2004 we excluded common stock equivalents from the calculation of diluted loss per share, as the impact would have been antidilutive, which means that the resulting loss per share would have been less had we included these shares in the calculation. For the three months ended June 30, 2004, approximately 670,000 common stock equivalents were outstanding and for the six months ended June 30, 2005 and 2004 common stock equivalents outstanding were approximately 13,000 and 729,000, respectively.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Additionally, for the three months ended June 30, 2005 there were no dilutive common stock equivalents outstanding since the average price of our stock was less than the grant price of the respective common stock equivalents.
(15) Stock-Based Compensation
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
If we had applied the fair value method prescribed by SFAS No. 123, net loss and loss per common share would have been changed to the pro forma amounts indicated below for the three and six months ended June 30, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Reported net loss	$(75,050)	$(3,753)	$(85,108)	$(12,801)
Plus: stock-based employee compensation included in reported net loss	—	195	—	390
Less: stock-based employee compensation determined using the fair value method	(179)	(385)	(327)	(755)

Pro forma net loss	$(75,229)	$(3,943)	$(85,435)	$(13,166)

Loss per share:
As reported:
Basic and Diluted	$(8.36)	$(0.43)	$(9.50)	$(1.48)
Pro forma:
Basic and Diluted	$(8.38)	$(0.45)	$(9.54)	$(1.52)
SFAS No. 123 was revised in December 2004 as SFAS No.123R. We will adopt the new standard effective January 1, 2006. See Note 3 for a summary of the revised provisions.
(16) Other Comprehensive Loss
Total comprehensive loss for the three and six months ended June 30, 2005 and 2004 are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(75,050)	$(3,753)	$(85,108)	$(12,801)
Foreign currency translation adjustments	(605)	(1,117)	(910)	(1,520)

	$(75,655)	$(4,870)	$(86,018)	$(14,321)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The foreign currency translation adjustment for the three and six months ended June 30, 2005 is net of income taxes of $60,000 and $256,000, respectively. No such tax adjustments were recorded during the three and six months ended June 30, 2004.
Accumulated other comprehensive loss, net of income tax benefits of $1.9 million and $1.6 million as of June 30, 2005 and December 31, 2004, respectively, consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Cumulative foreign currency translation adjustments	$482	$1,392
Cumulative minimum pension liability adjustments	(1,748)	(1,748)

	$(1,266)	$(356)

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
Presented below is certain financial information related to these two segments and corporate/other for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues — unaffiliated customers:
Allied Automotive Group	$225,888	$230,005	$440,503	$435,672
Axis Group	6,666	6,611	13,001	13,188

Total	$232,554	$236,616	$453,504	$448,860

Operating (loss) income:
Allied Automotive Group	$(68,308)	$6,407	$(68,833)	$6,893
Axis Group	570	637	992	1,293
Corporate/other	(4,350)	(2,385)	(6,128)	(5,009)

Total	(72,088)	4,659	(73,969)	3,177
Reconciling items:
Interest expense	(14,739)	(7,577)	(22,951)	(14,945)
Investment income	578	131	1,016	188
Foreign exchange loss, net	(412)	(966)	(611)	(1,121)
Other, net	—	—	—	(100)

Loss before income taxes	$(86,661)	$(3,753)	$(96,515)	$(12,801)

Total assets of these two segments and corporate/other as of June 30, 2005 and December 31, 2004 are presented below (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	June 30,	December 31,
	2005	2004
Total Assets:
Allied Automotive Group	$203,861	$274,228
Axis Group	22,263	19,690
Corporate/other	126,807	127,614

Total	$352,931	$421,532

Geographic financial information for the three and six months ended June 30, 2005 and 2004 and as of June 30, 2005 and December 31, 2004, respectively, are presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
United States	$184,133	$186,859	$364,702	$362,078
Canada	48,421	49,757	88,802	86,782

Total	$232,554	$236,616	$453,504	$448,860

	June 30,	December 31,
	2005	2004
Long-lived assets:
United States	$91,541	$97,621
Canada	34,707	38,014

Total	$126,248	$135,635

Revenues are attributed to the respective countries based on the terminal that provides the service and long-lived assets consist of property and equipment.
Our Automotive Group’s three largest customers are General Motors, Ford and DaimlerChrysler. During the three months ended June 30, 2005, these customers accounted for 33%, 23% and 14%, respectively, of our Automotive Group’s revenues. During the six months ended June 30, 2005, these customers accounted for 33%, 24% and 13% respectively, of our Automotive Group’s revenues. A significant reduction in production levels, plant closings, changes in distribution strategies by our customers or the imposition of vendor price reductions by these manufacturers, the loss of any or all of these customers, or a significant reduction in the services provided to any of these customers by our Automotive Group would have a material adverse effect on our operations.
(18) Supplemental Guarantor Information
Substantially all of our subsidiaries, the Guarantor Subsidiaries, guarantee our obligations under the Senior Notes. The guarantees are full and unconditional. The Guarantors are jointly and severally liable for our obligations under the Senior Notes and there are no restrictions on the ability of the Guarantors to make distributions to the parent company, Allied Holdings, Inc. who owns 100% of the Guarantor Subsidiaries. See Note 11 for a description of the Senior Notes and a listing of the Nonguarantor Subsidiaries.
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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
June 30, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$600	$386	$2,017	$—	$3,003
Restricted cash, cash equivalents and other time deposits	—	—	32,717	—	32,717
Receivables, net of allowances	—	56,260	1,034	—	57,294
Inventories	—	4,999	—	—	4,999
Deferred income taxes	32,320	(27,864)	(18)	—	4,438
Prepayments and other current assets	918	28,754	6,035	(12,940)	22,767

Total current assets	33,838	62,535	41,785	(12,940)	125,218

Property and equipment, net of accumulated depreciation	4,092	118,979	3,177	—	126,248
Goodwill, net	—	3,932	—	—	3,932
Other assets:
Restricted cash, cash equivalents and other time deposits	—	—	66,582	—	66,582
Other noncurrent assets	25,849	4,559	543	—	30,951
Intercompany receivables (payables)	74,151	(64,412)	(9,739)	—	—
Investment in subsidiaries	(97,866)	6,473	—	91,393	—

Total other assets	2,134	(53,380)	57,386	91,393	97,533

Total assets	$40,064	$132,066	$102,348	$78,453	$352,931

Current liabilities:
Current portion of long-term debt	$—	$113,638	$—	$—	$113,638
Borrowings under revolving credit facilities	—	16,564	—	—	16,564
Accounts and notes payable	2,751	32,394	13,162	(12,940)	35,367
Intercompany payables (receivables)	7,087	(7,087)	—	—	—
Accrued liabilities	7,161	56,577	22,242	—	85,980

Total current liabilities	16,999	212,086	35,404	(12,940)	251,549

Long-term debt, less current portion	150,000	—	—	—	150,000
Postretirement benefits other than pensions	—	4,844	—	—	4,844
Deferred income taxes	—	4,451	—		4,451
Other long-term liabilities	508	23,990	45,032	—	69,530
Commitments and contingencies	—	—	—	—	—
Stockholders’ (deficit) equity:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	48,545	166,130	2,488	(168,618)	48,545
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(174,015)	(267,803)	19,424	248,379	(174,015)
Accumulated other comprehensive loss, net of tax	(1,266)	(11,632)	—	11,632	(1,266)

Total stockholders’ (deficit) equity	(127,443)	(113,305)	21,912	91,393	(127,443)

Total liabilities and stockholders’ (deficit) equity	$40,064	$132,066	$102,348	$78,453	$352,931

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
December 31, 2004
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$533	$1,983	$—	$2,516
Restricted cash, cash equivalents and other time deposits	—	—	27,378	—	27,378
Receivables, net of allowances	—	55,407	1,902	—	57,309
Inventories	—	4,649	—	—	4,649
Deferred income taxes	2,927	1,705	—	—	4,632
Prepayments and other current assets	1,699	10,465	250	—	12,414

Total current assets	4,626	72,759	31,513	—	108,898

Property and equipment, net of accumulated depreciation	4,744	127,676	3,215	—	135,635
Goodwill, net	1,515	82,462	—	—	83,977
Other assets:
Restricted cash, cash equivalents and other time deposits	—	—	55,502	—	55,502
Other noncurrent assets	31,995	4,907	618	—	37,520
Deferred income taxes	17,843	—	—	(17,843)	—
Intercompany receivables (payables)	75,147	(72,978)	(2,169)	—	—
Investment in subsidiaries	(9,070)	6,170	—	2,900	—

Total other assets	115,915	(61,901)	53,951	(14,943)	93,022

Total assets	$126,800	$220,996	$88,679	$(14,943)	$421,532

Current liabilities:
Current portion of long-term debt	$—	$13,500	$—	$—	$13,500
Borrowings under revolving credit facilities	—	2,972	—	—	2,972
Accounts and notes payable	3,818	30,696	176	—	34,690
Intercompany payables (receivables)	6,956	(6,956)	—	—	—
Accrued liabilities	7,067	47,923	30,473	—	85,463

Total current liabilities	17,841	88,135	30,649	—	136,625

Long-term debt, less current portion	150,000	84,766	—	—	234,766
Postretirement benefits other than pensions	—	5,082	—	—	5,082
Deferred income taxes	—	33,990	17	(17,843)	16,164
Other long-term liabilities	508	33,595	36,341	—	70,444
Commitments and contingencies	—	—	—	—	—
Stockholders’ (deficit) equity:
Preferred stock, no par value	—	—	—	—	—
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	48,421	166,130	2,488	(168,618)	48,421
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(88,907)	(179,239)	19,184	160,055	(88,907)
Accumulated other comprehensive loss, net of tax	(356)	(11,463)	—	11,463	(356)

Total stockholders’ (deficit) equity	(41,549)	(24,572)	21,672	2,900	(41,549)

Total liabilities and stockholders’ (deficit) equity	$126,800	$220,996	$88,679	$(14,943)	$421,532

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Three Months Ended June 30, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$6,681	$232,072	$10,012	$(16,211)	$232,554

Operating expenses:
Salaries, wages and fringe benefits	1,366	116,739	—	—	118,105
Operating supplies and expenses	3,500	40,520	95	—	44,115
Purchased transportation	—	31,382	—	—	31,382
Insurance and claims	—	9,694	9,531	(9,530)	9,695
Operating taxes and licenses	48	7,589	—	—	7,637
Depreciation and amortization	299	6,616	135	—	7,050
Rents	385	1,562	2	—	1,949
Communications and utilities	832	639	8	—	1,479
Other operating expenses	3,058	8,063	39	(6,681)	4,479
Impairment of goodwill	1,515	77,657	—	—	79,172
Gain on disposal of operating assets, net	—	(421)	—	—	(421)

Total operating expenses	11,003	300,040	9,810	(16,211)	304,642

Operating (loss) income	(4,322)	(67,968)	202	—	(72,088)

Other income (expense):
Interest expense	(1,483)	(13,194)	(62)	—	(14,739)
Investment income	—	8	570	—	578
Foreign exchange loss, net	—	(356)	(56)	—	(412)
Equity in (losses) earnings of subsidiaries	(81,010)	208	—	80,802	—

	(82,493)	(13,334)	452	80,802	(14,573)

(Loss) income before income taxes	(86,815)	(81,302)	654	80,802	(86,661)
Income tax benefit (expense)	11,765	—	(154)	—	11,611

Net (loss) income	$(75,050)	$(81,302)	$500	$80,802	$(75,050)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Three Months Ended June 30, 2004
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$6,680	$236,181	$10,317	$(16,562)	$236,616

Operating expenses:
Salaries, wages and fringe benefits	1,680	126,238	—	—	127,918
Operating supplies and expenses	3,613	37,834	66	—	41,513
Purchased transportation	—	28,588	—	—	28,588
Insurance and claims	—	9,639	9,884	(9,882)	9,641
Operating taxes and licenses	44	8,052	—	—	8,096
Depreciation and amortization	648	9,162	119	—	9,929
Rents	475	1,553	1	—	2,029
Communications and utilities	742	602	7	—	1,351
Other operating expenses	1,781	7,576	88	(6,680)	2,765
Loss on disposal of operating assets, net	—	127	—	—	127

Total operating expenses	8,983	229,371	10,165	(16,562)	231,957

Operating (loss) income	(2,303)	6,810	152	—	4,659

Other income (expense):
Interest expense	(1,306)	(6,199)	(72)	—	(7,577)
Investment income	—	10	121	—	131
Foreign exchange loss, net	—	(842)	(124)	—	(966)
Equity in (losses) earnings of subsidiaries	(144)	149	—	(5)	—

	(1,450)	(6,882)	(75)	(5)	(8,412)

(Loss) income before income taxes	(3,753)	(72)	77	(5)	(3,753)
Income tax (expense) benefit	—	(337)	337	—	—

Net (loss) income	$(3,753)	$(409)	$414	$(5)	$(3,753)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Six Months Ended June 30, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$13,360	$452,673	$19,892	$(32,421)	$453,504

Operating expenses:
Salaries, wages and fringe benefits	3,031	236,302	—	—	239,333
Operating supplies and expenses	6,832	78,627	165	—	85,624
Purchased transportation	—	60,243	—	—	60,243
Insurance and claims	—	17,999	19,640	(19,061)	18,578
Operating taxes and licenses	95	15,316	—	—	15,411
Depreciation and amortization	697	14,278	267	—	15,242
Rents	750	3,044	4	—	3,798
Communications and utilities	1,813	1,566	11	—	3,390
Other operating expenses	4,692	15,645	82	(13,360)	7,059
Impairment of goodwill	1,515	77,657	—	—	79,172
Gain on disposal of operating assets, net	(2)	(375)	—	—	(377)

Total operating expenses	19,423	520,302	20,169	(32,421)	527,473

Operating loss	(6,063)	(67,629)	(277)	—	(73,969)

Other income (expense):
Interest expense	(2,166)	(20,666)	(119)	—	(22,951)
Investment income	—	18	998	—	1,016
Foreign exchange loss, net	—	(587)	(24)	—	(611)
Equity in (losses) earnings of subsidiaries	(88,626)	303	—	88,323	—

	(90,792)	(20,932)	855	88,323	(22,546)

(Loss) income before income taxes	(96,855)	(88,561)	578	88,323	(96,515)
Income tax benefit (expense)	11,747	(2)	(338)	—	11,407

Net (loss) income	$(85,108)	$(88,563)	$240	$88,323	$(85,108)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Six Months Ended June 30, 2004
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$13,366	$448,046	$20,579	$(33,131)	$448,860

Operating expenses:
Salaries, wages and fringe benefits	4,379	243,486	—	—	247,865
Operating supplies and expenses	6,835	71,594	130	—	78,559
Purchased transportation	—	54,494	—	—	54,494
Insurance and claims	—	18,800	19,769	(19,765)	18,804
Operating taxes and licenses	78	14,577	—	—	14,655
Depreciation and amortization	1,330	18,747	238	—	20,315
Rents	945	2,797	3	—	3,745
Communications and utilities	1,749	1,543	13	—	3,305
Other operating expenses	2,946	15,246	125	(13,366)	4,951
Gain on disposal of operating assets, net	—	(1,010)	—	—	(1,010)

Total operating expenses	18,262	440,274	20,278	(33,131)	445,683

Operating (loss) income	(4,896)	7,772	301	—	3,177

Other income (expense):
Interest expense	(3,054)	(11,722)	(169)	—	(14,945)
Investment income	—	18	170	—	188
Foreign exchange loss, net	—	(1,007)	(114)	—	(1,121)
Other, net	—	(100)	—	—	(100)
Equity in (losses) earnings of subsidiaries	(4,851)	270	—	4,581	—

	(7,905)	(12,541)	(113)	4,581	(15,978)

(Loss) income before income taxes	(12,801)	(4,769)	188	4,581	(12,801)
Income tax (expense) benefit	—	(298)	298	—	—

Net (loss) income	$(12,801)	$(5,067)	$486	$4,581	$(12,801)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Six Months Ended June 30, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(85,108)	$(88,563)	$240	$88,323	$(85,108)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Write-off and amortization of deferred financing costs	6,464	—	—	—	6,464
Depreciation and amortization	697	14,278	267	—	15,242
Impairment of goodwill	1,515	77,657	—	—	79,172
Gain on disposal of assets and other, net	(2)	(375)	—	—	(377)
Foreign exchange loss, net	—	611	—	—	611
Deferred income taxes	(11,295)	35	—	—	(11,260)
Equity in losses (earnings) of subsidiaries	88,626	(303)	—	(88,323)	—
Change in operating assets and liabilities:
Receivables, net of allowances	—	(1,036)	868	—	(168)
Inventories	—	(371)	—	—	(371)
Prepayments and other assets	363	524	(5,784)	—	(4,897)
Accounts and notes payable	(1,067)	(13,566)	12,986	—	(1,647)
Intercompany payables	131	(7,701)	7,570	—	—
Accrued liabilities	94	(1,213)	460	—	(659)

Net cash provided by (used in) operating activities	418	(20,023)	16,607	—	(2,998)

Cash flows from investing activities:
Purchases of property and equipment	—	(8,545)	(154)	—	(8,699)
Proceeds from sale of property and equipment	—	2,836	—	—	2,836
Increase in restricted cash, cash equivalents and other time deposits	—	—	(16,419)	—	(16,419)
Funds deposited with insurance carriers	—	(8,054)	—	—	(8,054)
Funds returned from insurance carriers	—	3,070	—	—	3,070
Decrease in the cash surrender value of life insurance	58	—	—	—	58

Net cash provided by (used in) investing activities	58	(10,693)	(16,573)	—	(27,208)

Cash flows from financing activities:
Additions to revolving credit facilities, net	—	13,592	—	—	13,592
Additions to long-term debt	—	25,000	—	—	25,000
Repayment of long-term debt	—	(9,628)	—	—	(9,628)
Payment of deferred financing costs	—	(625)	—	—	(625)
Proceeds from insurance financing arrangements	—	8,470	—	—	8,470
Repayments of insurance financing arrangements	—	(6,060)	—	—	(6,060)
Proceeds from issuance of common stock	124	—	—	—	124

Net cash provided by financing activities	124	30,749	—	—	30,873

Effect of exchange rate changes on cash and cash equivalents	—	(180)	—	—	(180)

Net change in cash and cash equivalents	600	(147)	34	—	487
Cash and cash equivalents at beginning of period	—	533	1,983	—	2,516

Cash and cash equivalents at end of period	$600	$386	$2,017	$—	$3,003

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Six Months Ended June 30, 2004
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(12,801)	$(5,067)	$486	$4,581	$(12,801)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	1,402	—	—	—	1,402
Depreciation and amortization	1,330	18,747	238	—	20,315
Gain on disposal of assets and other, net	—	(1,010)	—	—	(1,010)
Foreign exchange loss, net	—	1,121	—	—	1,121
Deferred income taxes	—	91	(91)	—	—
Compensation expense related to stock options and grants	390	—	—	—	390
Equity in losses (earnings) of subsidiaries	4,851	(270)	—	(4,581)	—
Change in operating assets and liabilities:
Receivables, net of allowances	—	(6,872)	2,315	—	(4,557)
Inventories	—	394	—	—	394
Prepayments and other assets	290	(1,559)	(4,485)	—	(5,754)
Accounts and notes payable	525	(6,572)	(89)	—	(6,136)
Intercompany payables	5,760	(2,570)	(3,190)	—	—
Accrued liabilities	(2,771)	(13,699)	20,230	—	3,760

Net cash (used in) provided by operating activities	(1,024)	(17,266)	15,414	—	(2,876)

Cash flows from investing activities:
Purchases of property and equipment	(95)	(13,110)	(76)	—	(13,281)
Proceeds from sale of property and equipment	—	2,038	—	—	2,038
Decrease in restricted cash, cash equivalents and other time deposits	—	—	55,321	—	55,321
Increase in restricted investments	—	—	(66,981)	—	(66,981)
Funds deposited with insurance carriers	—	(32,024)	—	—	(32,024)
Funds returned from insurance carriers	—	30,730	—	—	30,730
Decrease in the cash surrender value of life insurance	147	—	—	—	147

Net cash provided by (used in) investing activities	52	(12,366)	(11,736)	—	(24,050)

Cash flows from financing activities:
Additions to revolving credit facility, net	—	29,555	—	—	29,555
Repayment of long-term debt	—	(11,417)	—	—	(11,417)
Proceeds from insurance financing arrangements	—	28,608	—	—	28,608
Repayments of insurance financing arrangements	—	(16,890)	—	—	(16,890)
Proceeds from issuance of common stock	423	—	—	—	423

Net cash provided by financing activities	423	29,856	—	—	30,279

Effect of exchange rate changes on cash and cash equivalents	—	(200)	—	—	(200)

Net change in cash and cash equivalents	(549)	24	3,678	—	3,153
Cash and cash equivalents at beginning of period	549	1,166	433	—	2,148

Cash and cash equivalents at end of period	$—	$1,190	$4,111	$—	$5,301

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the discussion and analysis in this section in conjunction with the consolidated financial statements and accompanying notes included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the consolidated financial statements, related notes and other financial information included in our Annual Report on Form10-K for the year ended December 31, 2004. In addition, we use forward-looking statements in the discussion that follows. Forward-looking statements by nature involve risks and uncertainties and hence our actual results could differ materially from our expectations as a result of various factors, some of which we discuss below in “Cautionary Notice Regarding Forward-Looking Statements” and in our 2004 Annual Report on Form 10-K filed with the SEC.
Executive Overview
Chapter 11 Proceedings
On July 31, 2005, Allied Holdings, Inc. and substantially all subsidiaries filed voluntary petitions seeking protection under Chapter 11 of the Bankruptcy Code. The filings were precipitated by various factors including the decline in new vehicle production at certain of our major customers, rising fuel costs and increasing wage and benefit obligations for our bargaining employees covered by the Master Agreement with the Teamsters. For further information regarding these petitions, see Note 1 of the unaudited consolidated financial statements.
Under Chapter 11, we are continuing to operate our business without significant interruption during the restructuring process as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable court orders, as well as other applicable laws and rules. However, we can provide no assurance that we can continue to operate our business without significant interruption. In general, a debtor-in-possession is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
In connection with the Chapter 11 cases, certain orders have been granted by the Bankruptcy Court, including orders that authorize Allied and each of its subsidiaries to continue to:
•	pay pre-petition wages, payroll taxes, certain employee benefits and related expenses;

•	maintain and pay obligations with respect to our insurance programs, including the continued payment of workers’ compensation claims on an uninterrupted basis in the ordinary course of business, all premiums and other amounts due and owing with respect to the insurance programs; and

•	enter into financing arrangements for insurance premiums.
Certain other orders have been entered by the Bankruptcy Court relative to the Chapter 11 filing that include orders authorizing us to maintain our existing cash management systems, use existing bank accounts and orders authorizing us to honor certain pre-petition cargo claims.
Further, in connection with the Chapter 11 filing, we entered into the DIP Facilities with a group of lenders to provide us with financing during the Chapter 11 proceedings. The DIP Facilities, which are more fully discussed in Note 1 of the unaudited consolidated financial statements, were approved by the Bankruptcy Court on an interim basis on August 1, 2005 and by final order on August 24, 2005 and will allow us to operate in the normal course of business during the Chapter 11 proceedings.
At this time, it is not possible to accurately predict the effect of the Chapter 11 reorganization process on our business or the timing of our potential emergence from Chapter 11. Our future results of operations will depend on the timely and successful confirmation and implementation of a plan of reorganization. We can provide no assurance that the Bankruptcy Court will confirm the plan of reorganization, or that the plan will be consummated. If no plan of reorganization is approved, it is possible that our assets will be liquidated. As of September 16, 2005 we had not filed our plan of reorganization with the Bankruptcy Court. Due to these uncertainties, an investment in our common stock or debt securities is highly speculative and accordingly, we urge investors to exercise caution with respect to existing and future investments in our common stock or debt securities.

Other Events
On June 17, 2005, we filed an application with the SEC to voluntarily delist our common stock from trading on the American Stock Exchange (“AMEX”). As previously disclosed, we were operating under a plan that was approved by the AMEX in February 2005 to bring our shareholders’ equity above the continued listing requirement of the AMEX by May 2006. We made the decision to voluntarily delist our common stock from trading on the AMEX because we no longer believed that we would be able to comply with the plan as submitted to the AMEX.
The SEC issued a notice providing that any comment on our application be made to the SEC by August 12, 2005. On August 18, 2005, the SEC issued an order granting the application and our common stock was delisted from the AMEX on such date. Currently, our common stock is quoted on the pink sheets, which are a daily listing of bid and ask prices for over-the-counter stocks not included on the daily over-the-counter bulletin boards. We can provide no assurance that our common stock will continue to be quoted on the pink sheets.
During the six months ended June 30, 2005, we took various steps to preserve our liquidity, including rescheduling and deferring capital expenditures, delaying one payroll for certain salaried, non-bargaining employees for two weeks and negotiating more favorable payment terms with certain of our vendors and service providers for a limited period of time. Also, we previously announced that the Chairman and the President/Chief Executive Officer would each be required to take a four week unpaid furlough and the Executive Vice President/General Counsel and the Executive Vice President/Chief Financial Officer would each be required to take a two week unpaid furlough to be effected during June and/or July 2005. However, these furloughs were not taken and we excused our senior officers from making this concession.
On April 13, 2005, we amended our Pre-petition Facility to provide us with an additional $25 million Term Loan C and to change the financial covenant related to the required minimum earnings before interest, taxes, depreciation and amortization, as defined in the Pre-petition Facility, applicable to the twelve month period ended December 31, 2004 and the respective twelve month periods ending each month thereafter through April 30, 2005. This amendment also increased the debt incurrence ratio, as set forth in the Pre-petition Facility, for the months of April and May 2005.
During the second quarter of 2005, our two largest customers lowered their production levels as compared to the prior year. As a result, we delivered fewer vehicles in the second quarter of 2005 compared to our forecasts and compared to the number of vehicles delivered in the second quarter of 2004. The lowering of production levels by our two largest customers also caused additional pressure on our liquidity and, in order to remain in compliance with the covenants of our Pre-petition Facility, we negotiated amendments to our Pre-petition Facility at various intervals between May and July 2005 to change the permitted debt incurrence ratio and (or) the financial covenant related to the required minimum earnings before interest, taxes, depreciation and amortization, as defined in the Pre-petition Facility. In connection with the amendments to our Pre-petition Facility, we incurred additional interest of 3% on all outstanding obligations for the period commencing May 30, 2005 and ending on August 1, 2005.
The most recent amendment to the Pre-petition Facility on July 25, 2005 specified the following:
•	With respect to the Revolver, the amount outstanding could not exceed $24.9 million for the period July 25, 2005 to August 1, 2005;

•	With respect to our letter of credit obligations, the amount outstanding could not exceed $43.7 million for the period July 25, 2005 to August 1, 2005;

•	With respect to the aggregate principal amount of loans and letter of credit obligations, as defined in the Pre-petition Facility, and solely for the period May 1, 2005 to August 1, 2005, the amount outstanding could not exceed at the end of any business day either (i) four times the consolidated earnings before interest, taxes, depreciation, and amortization, as defined in the Pre-petition Facility, for the most recently completed twelve months after giving effect to certain adjustments as provided for in the Pre-petition Facility, or (ii) the maximum principal amount of indebtedness which is otherwise permitted to be incurred under Section 2.01 (b) of the Pre-petition Facility.
The amendment of July 25, 2005 also required payment of a $1.9 million premium on August 1, 2005 regardless of whether the Pre-petition Facility was repaid. Prior to the amendment of July 25, 2005, this premium was due and payable in the event all of the obligations under the Pre-petition Facility were terminated and paid in full prior to September 4, 2006. We paid the prepayment premium and all other amounts due under the Pre-petition Facility using funds received from the DIP Facilities on August 2, 2005. Additionally, we wrote off approximately $4.9 million in deferred financing costs related to the Pre-petition Facility during the second quarter of 2005.
Finally, the lowering of production levels by our customers and the increased pressure on our liquidity, as discussed above, forced us to revise our Automotive Group’s operational forecasts and assess its goodwill for impairment. As a result, we recorded a non-cash charge of $79.2 million related to the impairment of the Automotive Group’s goodwill during the second quarter of 2005.
In this section, we will discuss the following:
•	Results of Operations;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Disclosures About Market Risks;

•	Critical Accounting Policies and Estimates;

•	Recent Accounting Pronouncements;

•	Factors Which May Affect Future Results; and

•	Cautionary Notice Regarding Forward-looking Statements.
Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
For the second quarter of 2005, we recorded a net loss of $75.1 million compared to a net loss of $3.8 million in the second quarter of 2004. As discussed more fully in the quarter over quarter discussion below, the increase in our net loss for the second quarter of 2005 was primarily a result of the non-cash goodwill impairment charge, a reduction in the number of vehicles we delivered and an increase in the cost of our debt. The following table sets forth the percentage relationship of expense items to revenues:

	Second Quarter
	2005	2004
	As a % of revenues
Revenues	100.0%	100.0%

Operating expenses:
Salaries, wages, and fringe benefits	50.8%	54.1%
Operating supplies and expenses	19.0%	17.5%
Purchased transportation	13.5%	12.1%
Insurance and claims	4.2%	4.1%
Operating taxes and licenses	3.3%	3.4%
Depreciation and amortization	3.0%	4.2%
Rents	0.8%	0.9%
Communications and utilities	0.6%	0.6%
Other operating expenses	1.9%	1.2%
Impairment of goodwill	34.0%	—
(Gain) loss on disposal of operating assets, net	(0.2)%	0.1%

Total operating expenses	130.9%	98.2%

Operating (loss) income	(30.9)%	1.8%

Other income (expense):
Interest expense	(6.3)%	(3.2)%
Investment income	0.2%	0.1%
Foreign exchange loss, net	(0.2)%	(0.4)%

	(6.3)%	(3.5)%

Loss before income taxes	(37.2)%	(1.7)%
Income tax benefit	5.0%	—

Net loss	(32.2)%	(1.7)%

Revenues
Revenues were $232.6 million in the second quarter of 2005 versus revenues of $236.6 million in the second quarter of 2004, a decrease of 1.7% or $4.1 million. This decrease was due primarily to a 9.5% reduction in the number of vehicles delivered in the second quarter of 2005 versus the second quarter of 2004. The decrease in the number of vehicles delivered was due primarily to an 8% decline in vehicle production by our two largest customers and the removal of six locations from our DamilerChrysler contract during the fourth quarter of 2004. While the number of vehicles we delivered decreased during the second quarter of 2005 versus 2004, our revenue per vehicle delivered increased by $8.00, or 8.5%. The increase in revenue per unit is due primarily to an increase per unit of $3.22 related to fuel surcharges, an increase of $1.83 per unit due to the strengthening of the Canadian dollar and an increase of $2.53 per unit due to certain rate increases.
In the second quarter of 2005, revenues from fuel surcharges represented 4.5% of our Automotive Group’s revenues whereas in the second quarter of 2004, revenues from surcharges represented only 1.5% of our Automotive Group’s revenues. In the second quarter of 2004, fuel surcharges were in place with customers who comprised only 59% of our Automotive Group’s revenues whereas in the second quarter of 2005, fuel surcharges were in place for customers comprising substantially all of our Automotive Group’s revenues. The fuel surcharge allows us to mitigate rising fuel costs by passing on at least a portion of the increase in costs to these customers. However, the majority of our fuel surcharges reset at the beginning of the quarter based on fuel prices in the previous quarter, which causes a one-quarter lag between the time when fuel prices change and when the fuel surcharge is adjusted. Future revenues derived from fuel surcharges could be impacted if any of our customers terminate their fuel surcharge agreement with us. The fuel surcharge relating to one customer who comprised approximately 33% of our Automotive Group’s revenues for the second quarter of 2005 may be terminated at the sole discretion of this customer. If the volume of vehicles delivered during any quarter is less than the volume in the previous quarter, we may not be able to charge for all of the fuel price increase through the fuel surcharge program since fuel surcharge rates in any quarter reset at the beginning of the quarter based on fuel prices in the preceding quarter.
The Canadian dollar strengthened relative to the U.S. dollar in the second quarter of 2005 versus the second quarter of 2004. Revenues from our Canadian subsidiary are positively impacted when the Canadian dollar strengthens against its U.S. counterpart. During the second quarter of 2005, the Canadian dollar averaged the equivalent of U.S.

$0.8042 versus U.S. $0.7363 during the second quarter of 2004. This currency fluctuation resulted in an estimated increase in revenues of $4.1 million or $1.83 per unit.
Salaries, wages, and fringe benefits
Salaries, wages and fringe benefits decreased from 54.1% of revenues in the second quarter of 2004 to 50.8% of revenues in the second quarter of 2005 due primarily to a reduction in workers’ compensation costs. In the second quarter of 2005, workers’ compensation costs were 4.0% of revenues whereas in the second quarter of 2004, workers’ compensation costs were 6.4% of revenues. Workers’ compensation expense decreased from $15.2 million in the second quarter of 2004 to $9.2 million in the second quarter of 2005. During the second quarter of 2004, we increased our self-insurance reserves to provide for the deterioration in workers’ compensation claims incurred in prior years that were a result of continued wage and medical cost inflation and costs related to changes in our claims administration process, including the investigation of claims validity and the acceleration of claims closure. Also, during the second quarter of 2005, we experienced positive trends in certain statistical data affecting workers’ compensation costs; the number of lost time injuries decreased by 28.0% and the number of lost time days due to workers’ compensation injuries decreased by 21.5% compared to the second quarter of 2004.
Salaries, wages and fringe benefits expense also decreased in the second quarter of 2005 versus the second quarter of 2004 as a result of a decrease in driver pay. Driver pay is based primarily on a cents per mile basis for vehicles delivered. During the second quarter of 2005, the miles driven by our drivers for vehicle deliveries decreased by 11.7% versus the second quarter of 2004. However, this decrease was partially offset by an increase in wage rates for our bargaining employees. Wage rates increased primarily as a result of the agreed-upon rate increases related to our employees covered by the Master Agreement with the Teamsters. As part of our contract with the Teamsters, increased benefits went into effect on August 1 of 2004 and 2005 and a 2% wage increase went into effect on June 1, 2005.
Operating supplies and expenses
Operating supplies and expenses increased from 17.5% of revenues in the second quarter of 2004 to 19.0% of revenues in the second quarter of 2005. The increase is due primarily to an increase in fuel expense, which increased from 5.8% of revenues in the second quarter of 2004 to 7.7% of revenues in the second quarter of 2005. The average price of fuel was approximately 31% higher in the second quarter of 2005 than the second quarter of 2004 for our U.S. operations. We estimate that the increase in the price of fuel resulted in additional fuel expense of approximately $5.4 million. However, during the second quarter of 2005, we had fuel surcharge agreements in place with substantially all of our customers. As a result, the corresponding effect of the related fuel surcharges, which are included as a component of revenues, was approximately $5.6 million, mitigating any unfavorable impact on our operating income for the second quarter of 2005 as compared to the second quarter of 2004. However, as noted in the revenue discussion above, the level of recovery through the fuel surcharge program can be negatively impacted by a decrease in volume during the quarter and the lag between the time that fuel prices change and the time that the fuel surcharge is adjusted.
Purchased transportation
Purchased transportation increased from 12.1% of revenues in the second quarter of 2004 to 13.5% of revenues in the second quarter of 2005. Purchased transportation primarily represents the cost to our Automotive Group of utilizing Teamster owner-operators of Rigs, who receive a percentage of the revenue generated from transporting vehicles on our behalf. Purchased transportation increased in the second quarter of 2005 over the second quarter of 2004 primarily as a result of the increase in fuel surcharge revenue discussed above. Fuel surcharge revenue derived from deliveries by owner-operators is included in revenues while the reimbursement of the fuel surcharge revenue to the owner-operator is included in purchased transportation expense. Purchased transportation was also impacted by an increase in the average length of haul for vehicle deliveries by owner-operators. During the second quarter of 2005, the average length of haul driven by owner-operators increased by 3.5% over the second quarter of 2004.
Depreciation and amortization
Depreciation and amortization decreased from 4.2% of revenues in the second quarter of 2004 to 3.0% of revenues in the second quarter of 2005. The decrease was due primarily to a decline in the depreciable asset base as a result of certain aged equipment reaching the depreciable limits, as well as our decision to upgrade and extend our fleet of Rigs through our remanufacturing program. The fleet remanufacturing program has reduced our capital spending and has resulted in a higher percentage of remanufactured Rigs in our fleet with a lower depreciable base compared to the purchase of new Rigs. Depreciation expense in the second quarter of 2005 was also lower as a result of the removal of 710 tractors and 834 trailers from the depreciable base during the fourth quarter of 2004 when we performed an analysis of our fleet of Rigs and determined that these tractors and trailers were not viable for remanufacture and would be sold for scrap value. Pursuant to this determination, we changed the estimated remaining useful lives of these assets. As of December 31, 2004 these assets were fully depreciated and accordingly there was no depreciation expense for these tractors and trailers during the second quarter of 2005 compared to the second quarter of 2004.
Other operating expenses
Other operating expenses increased from 1.2% of revenues in the second quarter of 2004 to 1.9% of revenues in the second quarter of 2005 primarily as a result of an increase in professional fees relating to our review of various strategic alternatives related to our operating performance and highly leveraged financial position and to prepare for a potential Chapter 11 filing.
Impairment of goodwill
During the second quarter of 2005, we recorded impairment of goodwill of $79.2 million at our Automotive Group. This impairment loss represented the entire carrying value of goodwill for this reporting unit, since the estimated fair value of the reporting unit’s goodwill was determined to be zero derived using the estimated fair value of net tangible assets. Management considered available information including market values of securities, appraisals of the Automotive Group’s long-term tangible assets and discounted cash flows from our revised forecasts. The fair value of goodwill at our Automotive Group was affected by a decrease in projected sales volume for this reporting unit that was impacted by a decline in actual and projected OEM production levels, particularly at our two largest customers, as well as management’s analysis of other cash flow factors and trends, including capital expenditure requirements in excess of previous estimates.
The measurement of the impairment loss recognized in the second quarter of 2005 was not based on an independent appraisal. Rather, the impairment loss was based on estimates made by management. The circumstances and events requiring us to perform this interim assessment of goodwill culminated at the end of the second quarter of 2005, which did not leave us with adequate time to complete a comprehensive independent valuation and analysis. The ability to complete the independent valuation and analysis was further complicated by the filing for protection under Chapter 11 of the U. S. Bankruptcy Code on July 31, 2005. Nonetheless, as required by SFAS No. 142, Goodwill and Other Intangible Assets, we recognized the loss based on our current best estimate. However, upon completion of the independent appraisal, we could revise the estimated loss as of June 30, 2005 and may be required to recognize an adjustment to the impairment loss that we recorded in the second quarter of 2005.
Gain (loss) on disposal of operating assets
During the second quarter of 2005, we recorded a net gain on sales of assets of $421,000 versus a loss of $127,000 during the second quarter of 2004. During the second quarter of 2005, we completed the previously disclosed sale of real property located in Janesville, Wisconsin to General Motors, which resulted in a recognized gain of approximately $490,000.
Interest expense
Interest expense increased from $7.6 million in the second quarter of 2004 to $14.7 million in the second quarter of 2005. The increase is due primarily to the write off of $4.9 million in deferred financing costs related to our Pre-petition Facility. Based on the financial reports delivered on July 29, 2005 to our lenders under the Pre-petition Facility, we were in violation of one of the financial covenants in our Pre-petition Facility at June 30, 2005. As a result, we wrote off the related $4.9 million in deferred financing costs during the second quarter of 2005. Additionally, our interest expense was impacted by an increase in our effective interest rate as well as an increase in our average outstanding debt, and additional fees and interest related to the amendments to our Pre-petition Facility. Our average outstanding debt increased by approximately $12.3 million during the second quarter of 2005 versus the second quarter of 2004 and included two new term loans with higher interest rates than amounts previously financed under the Revolver in our Pre-petition Facility.

Income taxes
For the three months ended June 30, 2005 and 2004, the income tax expense differed from the amounts computed by applying federal statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance. For the three months ended June 30, 2005, we did recognize a tax benefit related to the impairment of goodwill to the extent that related deferred tax liabilities existed.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
For the six months ended June 30, 2005, we recorded a net loss of $85.1 million compared to a net loss of $12.8 million in the six months ended June 30, 2004. As discussed more fully in the year-to-date discussion below, the increase in our net loss for the six months ended June 30, 2005 was primarily a result of the non-cash goodwill impairment charge that we recorded in the second quarter of 2005, a reduction in the number of vehicles we delivered and an increase in the cost of our debt. The following table sets forth the percentage relationship of expense items to revenues:

	Six Months Ended June 30,
	2005	2004
	As a % of revenues
Revenues	100.0%	100.0%

Operating expenses:
Salaries, wages, and fringe benefits	52.8%	55.2%
Operating supplies and expenses	18.9%	17.5%
Purchased transportation	13.3%	12.1%
Insurance and claims	4.1%	4.2%
Operating taxes and licenses	3.4%	3.3%
Depreciation and amortization	3.4%	4.5%
Rents	0.8%	0.8%
Communications and utilities	0.7%	0.7%
Other operating expenses	1.6%	1.1%
Impairment of goodwill	17.5%	—
Gain on disposal of operating assets, net	(0.1)%	(0.2)%

Total operating expenses	116.4%	99.2%

Operating (loss) income	(16.4)%	0.8%

Other income (expense):
Interest expense	(5.1)%	(3.3)%
Investment income	0.2%	—
Foreign exchange loss, net	(0.1)%	(0.2)%

	(5.0)%	(3.5)%

Loss before income taxes	(21.4)%	(2.7)%
Income tax benefit	2.5%	—

Net loss	(18.9)%	(2.7)%

Revenues
Revenues were $453.5 million in the six months ended June 30, 2005 versus revenues of $448.9 million in the six months ended June 30, 2004, an increase of 1.0% or $4.6 million. The increase in revenues for the six months ended June 30, 2005 versus the six months ended June 30, 2004 was due primarily to an increase in revenue per vehicle delivered. During the six months ended June 30, 2005, revenue per vehicle delivered was $101.72 versus $94.26 for the six months ended June 30, 2004. The increase in revenue per unit was due primarily to an increase per unit of $2.89 related to fuel surcharges, an increase of $1.57 per unit due to the strengthening of the Canadian dollar and an increase of $2.40 per unit due to certain rate increases. Additionally, revenue per unit for the six months ended June 30, 2005 was increased by $0.30 during the first quarter of 2005 as a result of the final resolution of fees of $1.4 million previously paid by a customer that had been deferred and included in accrued liabilities.

For the six months ended June 30, 2005, revenue from fuel surcharges represented 4.1% of our Automotive Group’s revenues, whereas, in the six months ended June 30, 2004, revenue from surcharges represented only 1.3% of our Automotive Group’s revenues. During the six months ended June 30, 2004, fuel surcharges were in place with customers who comprised only 59% of our Automotive Group’s revenues whereas in the six months ended June 30, 2005, fuel surcharges were in place for customers comprising substantially all of our Automotive Group’s revenues.
During the six months ended June 30, 2005, the Canadian dollar averaged the equivalent of U.S. $0.8103 versus U.S. $0.7477 during the six months ended June 30, 2004. This currency fluctuation resulted in an estimated increase in revenues of $6.8 million or $1.57 per unit.
The number of vehicles that we delivered decreased by approximately 291,000, or 6.3%, during the six months ended June 30, 2005 versus the six months ended June 30, 2004, partially offsetting the favorable effect of the increase in revenue per vehicle. Approximately 80% of the decrease in vehicle deliveries occurred during the second quarter of 2005. The decrease is due to the decline in 2005 vehicle production by certain OEMs in 2005 and the removal of six locations from our contract with DaimlerChrysler during the fourth quarter of 2004. Overall, OEM production decreased by 3.1% for the six months ended June 30, 2005 versus the six months ended June 30, 2004. However, production by two of our major customers decreased by more than 10.4% thereby adversely affecting our operations.
Salaries, wages, and fringe benefits
Salaries, wages and fringe benefits decreased from 55.2% of revenues in the six months ended June 30, 2004 to 52.8% of revenues in the six months ended June 30, 2005 due primarily to a reduction in workers’ compensation costs. For the six months ended June 30, 2004, workers’ compensation costs were 5.5% of revenues whereas for the six months ended June 30, 2005, workers’ compensation costs were 4.3% of revenues. Workers’ compensation expense decreased from $24.7 million in the six months ended June 30, 2004 to $19.5 million in the six months ended June 30, 2005. As discussed above, during the second quarter of 2004 we increased our self-insurance reserves to provide for workers’ compensation claims incurred in prior years. For the six months ended June 30, 2005 versus the six months ended June 30, 2004, we experienced positive trends in certain key statistical data affecting workers’ compensation costs; workers’ compensation injuries decreased 20.2% and the number of lost time days due to workers’ compensation injuries decreased 11.9%.
Salaries, wages and fringe benefits expense also decreased in the six months ended June 30, 2005 versus the six months ended June 30, 2004 due to a decrease in driver pay. As discussed above, driver pay is based primarily on a cents per mile basis for vehicles delivered. During the six months ended June 30, 2005, the miles driven by our drivers for vehicle deliveries decreased by 7.7% versus the six months ended June 30, 2004. However, this decrease was partially offset by an increase in wage rates for our bargaining employees. Wage rates increased primarily as a result of the agreed-upon rate increases for our employees covered by the Master Agreement with the Teamsters. As part of our contract with the Teamsters, increased benefits went into effect on August 1 of 2004 and 2005 and a 2% wage increase went into effect on June 1, 2005.
Also, salaries, wages and fringe benefits expense related to our non-bargaining employees decreased from 6.2% of revenues in the six months ended June 30, 2004 to 5.7% of revenues in the six months ended June 30, 2005. The average number of non-bargaining full time employees decreased approximately 9.0% for the six months ended June 30, 2005 versus the six months ended June 30, 2004. This decrease is due primarily to a reduction in headcount of our non-bargaining employees and to the outsourcing of our remaining information technology services with IBM during the first quarter of 2004. The decrease in salaries related to information technology services, accounts for approximately 28.1% of the total non-bargaining wage and benefit expense decrease. Expenses related to the IBM outsourcing agreement are included in “operating supplies and expenses” in our statement of operations.
Operating supplies and expenses
Operating supplies and expenses increased from 17.5% of revenues in the six months ended June 30, 2004 to 18.9% of revenues in the six months ended June 30, 2005. The increase is due primarily to an increase in fuel expense, which increased from 5.8% of revenues in the six months ended June 30, 2004 to 7.6% of revenues for the six months ended June 30, 2005. The average price of fuel was approximately 31% higher in the six months ended June 30, 2005 than the six months ended June 30, 2004 for our U.S. operations. We estimate that the increase in the cost of fuel resulted in an expense increase of approximately $10.0 million. The corresponding effect on fuel surcharges, which are included in revenues, was approximately $10.2 million, mitigating any unfavorable impact on our operating income for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.
Purchased transportation
Purchased transportation increased from 12.1% of revenues in the six months ended June 30, 2004 to 13.3% of revenues in the six months ended June 30, 2005 primarily as a result of the increase in fuel surcharge revenue discussed above. Purchased transportation was also affected by an increase in the average length of haul for vehicle deliveries by owner-operators. During the six months ended June 30, 2005, the average length of haul driven by owner-operators increased by 3.8% over the six months ended June 30, 2004.
Depreciation and amortization
Depreciation and amortization expense decreased from 4.5% of revenues in the six months ended June 30, 2004 to 3.4% of revenues in the six months ended June 30, 2005. The decrease is due to the same factors that are discussed above in the quarter over quarter comparison.
Other operating expenses
Other operating expenses increased from 1.1% of revenues in the six months ended June 30, 2004 to 1.6% of revenues in the six months ended June 30, 2005. The increase is due to the same factors that are discussed above in the quarter over quarter comparison.
Impairment of goodwill
The circumstances giving rise to the impairment of goodwill of $79.2 million for the six months ended June 30, 2005 are discussed above in the quarter over quarter comparison.
Interest expense
Interest expense increased from $14.9 million in the six months ended June 30, 2004 to $23.0 million in the six months ended June 30, 2005. The increase is due primarily to the write off of deferred financing costs related to our Pre-petition Facility. Based on the financial reports delivered on July 29, 2005 to our lenders under the Pre-petition Facility, we were in violation of one of the financial covenants in our Pre-petition Facility as of June 30, 2005. As a result, we wrote off the related $4.9 million in deferred financing costs during the second quarter of 2005. Additionally, our interest expense was impacted by an increase in our effective interest rate as well as an increase in our average outstanding debt, and additional fees and interest related to the amendments of our Pre-petition Facility. Our average outstanding debt increased by approximately $6.5 million during the six months ended June 30, 2005 versus the six months ended June 30, 2004. Our average outstanding debt for the six months ended June 30, 2005 included Term Loan B that was obtained during the fourth quarter of 2004 and Term Loan C that was obtained early in the second quarter of 2005. The interest rates on these two term loans were higher than amounts previously financed under the Revolver included in our Pre-petition Facility.
Income taxes
For the six months ended June 30, 2005 and 2004, the income tax expense differed from the amounts computed by applying federal statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance. For the six months ended June 30, 2005, we did recognize a tax benefit related to the impairment of goodwill to the extent that related deferred tax liabilities existed.
Liquidity and Capital Resources
Working Capital
Prior to our Chapter 11 filing on July 31, 2005, our primary sources of liquidity were funds provided by operations and borrowings under our Pre-petition Facility with a syndicate of lenders. Since the Chapter 11 filing, our primary sources of liquidity have been funds provided by operations and borrowings under our DIP Facilities. We use our cash primarily for the remanufacture and maintenance of our Rigs and terminal facilities, the payment of operating expenses, the servicing of our debt obligations, and the funding of other capital expenditures. We use restricted cash and cash equivalents, restricted time deposits and restricted investments to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. These collateral assets are not available for our operations.
As of June 30, 2005, based on the financial reports delivered on July 29, 2005 to our lenders under our Pre-petition Facility, we were in default of our Pre-petition Facility due to a violation of the financial covenant in our Pre-petition Facility related to the minimum consolidated earnings before interest, taxes, depreciation, and amortization, as defined in the Pre-petition Facility. Because the violation of the financial covenant as of June 30, 2005 made the Pre-petition Facility callable, the Pre-petition Facility is considered a short-term obligation and is classified as current portion of long-term debt as of June 30, 2005.
On August 1, 2005, we obtained DIP Facilities to provide debtor-in-possession financing in connection with our Chapter 11 filing. On August 2, 2005, using funds received from our DIP Facilities, we repaid all obligations outstanding under the Pre-petition Facility, including the $1.9 million premium due for prepayment of the facility prior to maturity. See Note 1 of the unaudited consolidated financial statements for a description of the DIP Facilities.
We believe that funds from our operations and the availability under the revolving credit facility portion of the DIP Facilities will provide us with sufficient liquidity to fund our operations, capital expenditures and debt service obligations under the DIP Facilities during the Chapter 11 proceedings. Also, we expect to have additional liquidity during the Chapter 11 proceedings as a result of the stay of certain pre-petition liabilities, which includes the Senior Notes and related interest. However, our ability to continue as a going concern is predicated upon, among other things, the confirmation of a plan of reorganization, compliance with the provisions of the DIP Facilities, our ability to generate cash flows from operations and our ability to obtain financing sufficient to satisfy our future obligations. We can provide no assurance that we will be successful.
Operating Activities
We use the indirect method to prepare our statement of cash flows. Accordingly, we compute net cash provided by operating activities by adjusting the net loss for all items included in the net loss that do not currently affect operating cash receipts and payments. Cash used by operating activities was flat during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Our net loss was offset by an increase in non-cash charges, primarily the impairment of goodwill.
Investing Activities
During the six months ended June 30, 2005, we used $27.2 million in investing activities while during the six months ended June 30, 2004 we used $24.1 million. Cash used in investing activities increased as a result of the increase in restricted cash and other time deposits required to collateralize our self-insurance reserves at our captive insurance company and as a result of changes in our insurance financing arrangements. The increase in the collateral requirements resulted in an increase in our restricted cash and other time deposits. Since these funds are not available for our use, an increase in restricted funds negatively impacts our cash flows. Additionally, during 2004, we financed substantially all of our 2004 insurance costs through insurance financing arrangements whereas during 2005 we only financed a portion of our insurance costs. These arrangements require a portion of the proceeds from the financing arrangements to be held in escrow and returned to us as we pay our self-insurance claims. The level of insurance costs that are financed and the timing of related claims payments impact these cash flows.
To offset the reduction in cash available for our use, we reduced our capital expenditures from $13.3 million during the six months ended June 30, 2004 to $8.7 million during the six months ended June 30, 2005. During 2004 we invested approximately $18.7 million in our fleet of Rigs and expect to invest approximately $19.5 million during 2005. Of this amount, we anticipate that our Automotive Group will spend approximately $7.9 million on the replacement of an estimated 350 engines. The capital expenditures planned for 2005 also include the planned purchase by our Automotive Group of an estimated 100 currently leased Rigs for $3.0 million and $8.6 million for Rig remanufacture. Capital spending by our Axis Group is estimated at $5.0 million. With respect to our fleet of Rigs, we have been operating under a reduced capital expenditure plan as a result of the reduction in cash flow available to us. As a result of this reduction in capital expenditures due to liquidity constraints and the age of our fleet of Rigs a substantial percentage of which are approaching the end of their useful lives, we expect to see an increase in capital spending in future years as we purchase new Rigs and otherwise increase the investment in our fleet. We believe that the purchase of new Rigs and the remanufacture of existing Rigs will require an investment of approximately $60 million per year over the next five years. However, we may be able to reduce this investment to approximately

$40 million per year by continuing to operate a significant number of Rigs beyond their useful lives, which will likely increase repairs and maintenance costs and result in the deferral of certain capital expenditures to later years.
Our estimates of the planned investment in our fleet as set forth above could vary based upon factors such as liquidity constraints, the level of new vehicle production by our customers, changes in our market share, changes in customer requirements regarding Rig specifications, changes in the number of Rigs which we lease or utilize through owner-operators, and our ability to continue remanufacturing our Rigs primarily through our current provider. In addition, our estimates are based on our plan to remanufacture, repair and resume operation of certain Rigs that are not presently being used in our operations. During the six months ended June 30, 2005, we remanufactured 70 tractors, 69 trailers and replaced (overhauled) approximately 189 engines. During the six months ended June 30, 2004, we remanufactured 82 tractors, 86 trailers and replaced (overhauled) approximately 145 engines.
We utilize primarily one company to remanufacture and supply certain parts needed to maintain a significant portion of our fleet of Rigs. We believe that a limited number of other companies could provide comparable remanufacturing services and parts. However, a change in this service provider could cause a delay in and increase the cost of the remanufacturing process and the maintenance of our Rigs. Such delays and additional costs could adversely affect our operating results as well as our Rig remanufacturing and maintenance programs.
Financing Activities
Financing activities provided net cash of $30.9 million during the six months ended June 30, 2005 compared to $30.3 million during the six months ended June 30, 2004. During the six months ended June 30, 2005, we obtained Term Loan C and increased the borrowings under our Pre-petition Facility. As a result, our Pre-petition Facility provided an additional $10.2 million in funds, net of the repayment of long-term debt, during the six months ended June 30, 2005 over the six months ended June 30, 2004. However, due to our inability to finance certain insurance costs during 2005, we utilized approximately $10.0 million of availability under our Revolver, thereby reducing our Revolver availability by approximately $10.0 million in January 2005, which influenced our decision to obtain Term Loan C during the second quarter of 2005. As a result of the increased borrowing under our Pre-petition Facility, we paid financing fees of $0.6 million to our lenders during the six months ended June 30, 2005.
Debt, Contractual Obligations and Letters of Credit
On August 1, 2005 the Bankruptcy Court approved the DIP Facilities on an interim basis and on August 2, 2005 we used the proceeds from our DIP Facilities to repay all obligations understanding under our Pre-petition Facility. On August 24, 2005, the Bankruptcy Court issued a final order approving the DIP Facilities. The Senior Notes were scheduled to mature on October 1, 2007 and required interest only payments semi-annually until maturity. The Chapter 11 filings created an event of default under the Senior Notes. While operating under Chapter 11 we are prohibited from paying unsecured pre-petition debts including the Senior Notes and related interest. As of the petition date, and pursuant to SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, we ceased accruing interest on unsecured debt that is subject to compromise.
Under the indenture agreement governing our Senior Notes, we could not incur more than $230 million of indebtedness beyond the $150 million of indebtedness incurred under our Senior Notes.
We renew our letters of credit annually. At June 30, 2005, we had issued $143.0 million letters of credit to third parties, related primarily to the settlement of insurance claims and reserves and support for a line of credit at one of our foreign subsidiaries. Of the $143.0 million, $43.7 million of these letters of credit were secured by borrowings under the Revolver and $99.3 million were issued by our wholly owned captive insurance subsidiary, Haul Insurance Limited, and were collateralized by $99.3 million of restricted cash, cash equivalents and other time deposits held by this subsidiary. On August 2, 2005, we utilized cash from the revolving credit facility portion of the DIP Facilities obtained in connection with our Chapter 11 filing to secure outstanding letters of credit previously secured by our Revolver. As of September 16, 2005, $17.6 million in the aggregate was available under the revolving credit facility included in our DIP Facilities.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2004 Annual Report on Form 10-K and the notes to our unaudited consolidated financial statements included in “Item 1. Financial Statements” of this report for more information on debt, contractual obligations and letters of credit.

Off-Balance Sheet Arrangements
Between January 1, 2005 and September 16, 2005, we entered into no new significant off-balance sheet arrangements. See our 2004 Annual Report on Form 10-K for a discussion of our off-balance sheet arrangements as of December 31, 2004.
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
Fuel Prices
Allied Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as the weather, government policies, and changes in global demand and global production. To reduce the price risk caused by market fluctuations, our Automotive Group periodically purchases fuel in advance of consumption. A 10% increase in diesel fuel prices would increase costs by $8.9 million over the next twelve months assuming levels of fuel consumption in the next twelve months are consistent with the six months ended June 30, 2005. This increase in costs would be partially offset by our fuel surcharge agreements with our customers. Currently, we have in place fuel surcharges with substantially all of our customers. However, the fuel surcharge in regard to a single customer, which comprised approximately 33% of our Automotive Group’s revenues for the six months ended June 30, 2005, may be terminated at any time at the sole discretion of this customer. Further, if the volume of vehicles delivered during any quarter is less than the volume in the previous quarter we may not be able to charge for all of the fuel price increase through the fuel surcharge program since fuel surcharge rates in any quarter reset at the beginning of the quarter based on fuel prices in the preceding quarter.
Interest Rates
We issue long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. Prior to filing for Chapter 11, on July 31, 2005, the Senior Notes bore interest at a fixed rate. During the Chapter 11 proceedings, the Senior Notes will rank as unsecured claims and we will cease the accrual and payment of interest pending consummation of a plan of reorganization. The interest rates on our Pre-petition Facility varied based on LIBOR or the prime rate and could have fluctuated within a three-percentage point range based on our leverage, as previously defined in our Credit Facility. At June 30, 2005, approximately $130.2 million of our debt was subject to variable rates of interest. However, on August 2, 2005 we repaid all obligations outstanding under the Credit Facility from the proceeds received from our DIP Facilities, which eliminated any interest rate risk associated with the Pre-petition Facility at June 30, 2005. As of August 5, 2005 we had $187.8 million outstanding under the DIP Facilities subject to variable rates of interest. The interest rates on the revolving portion of our DIP Facilities may vary based on either an annual index rate (based on the greater of the base rate on corporate loans as published from time to time in The Wall Street Journal and the federal funds rate plus 0.50%) plus 2.00%, or LIBOR plus 3.00%. Based on the outstanding balance of the DIP Facilities as of August 5, 2005, the impact of a three-percentage point increase in interest rates would result in an increase in our annual interest expense of $5.6 million.
Risk Management Retention
Because we retain liability for a significant portion of our risks, an increase in the number or severity of accidents, on the job injuries, other loss events over those anticipated, or adverse development of existing claims including wage and medical cost inflation could have a material adverse effect on our profitability. While we currently have insurance coverage for claims above our retention levels, we can provide no assurance that we will be able to obtain insurance coverage in the future.

We are self-insured for workers’ compensation claims in Florida, Georgia, Missouri and Ohio and generally retain liability of up to $500,000 for those claims. In states where we are insured for workers’ compensation claims our deductible is $650,000 per claim.
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
We retain up to $1 million liability for automobile liability claims in the U.S. with no aggregate limit and have a $7 million inner-aggregate deductible for claims that exceed $1 million, but are less than $5 million per occurrence. Claims in excess of $5 million are covered by excess insurance. In Canada, we retain liability of up to CDN $500,000 for each claim for personal injury and property damage, and have a CDN $500,000 inner-aggregate limit for losses from CDN $500,000 to CDN $1 million. Additionally, we retain liability of up to $250,000 for each cargo damage claim in the U.S. and up to CDN $250,000 for each cargo damage claim in Canada. These retentions and deductibles were effective January 1, 2004 and remain in effect for the insurance year ending December 31, 2005.
Foreign Currency Exchange Rates
Though we operate primarily in the U.S., we own foreign subsidiaries, the most significant being Allied Systems (Canada). The net investment in our foreign subsidiaries translated into U.S. dollars using the rate of exchange in effect at June 30, 2005, was $42.2 million. The potential impact on other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates approximates $4.2 million.
At June 30, 2005, we had an intercompany payable balance of $35.6 million denominated in U.S. dollars recorded on our Canadian subsidiary’s balance sheet. The potential impact from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance would be a $3.6 million charge or credit to the income statement. We do not use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No.107, which provides interpretive guidance regarding the interaction of SFAS No. 123R and certain SEC rules and regulations related to share-based payment transactions with nonemployees, valuation methods, classification of compensation expense, non-GAAP measures, accounting for income tax effects, modification of employee share options prior to adoption and disclosures in Management’s Discussion and Analysis. SFAS No. 123R was to be adopted no later than the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the SEC issued a rule that allows companies to implement SFAS No. 123R as of the beginning of the fiscal year beginning after June 15, 2005. We plan to adopt SFAS No. 123R effective January 1, 2006.
Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the method to be used for amortizing the resulting compensation cost and the transition method to be used at the date of adoption. The transition methods include the modified prospective and the modified retrospective adoption methods. The modified prospective method requires that compensation expense be recognized beginning with the effective date based on the requirements of SFAS No. 123R for all awards granted to employees after the effective date of SFAS No. 123R and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective methods described above, but also permits companies to restate prior periods based on the amounts previously reported under SFAS No. 123 for purposes of pro forma disclosures. In addition, the adoption would reduce net operating cash flows and increase net financing cash flows in periods after adoption to the extent that benefits of tax deductions exceed previously recognized compensation cost. We are currently evaluating the requirements of SFAS No. 123R. The actual compensation cost resulting from share based payments to be included in our future results of operations may vary significantly from the amounts currently disclosed in the notes to the financial statements.
In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to the recording of the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP No. FAS 109-2 allows an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We completed our evaluation during the quarter ended June 30, 2005 and determined that we had no undistributed foreign earnings that were eligible for the 85 percent dividends received deduction. Accordingly, our income tax expense and deferred taxation liabilities were not affected by the repatriation provisions of the Jobs Act.
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

Cautionary Notice Regarding Forward-Looking Statements
We make forward-looking statements in this Quarterly Report on Form 10-Q under the headings, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports that we file with the SEC, including statements regarding:
•	the effect that the Chapter 11 filing will have on our operations and the value of our securities;

•	our strategy, intentions and expectations;

•	general industry trends, competitive conditions and customer preferences;

•	our management information systems;

•	our remanufacturing program;

•	our fleet investments and efforts to reduce costs;

•	the adequacy of cash to finance our current and future operations; and

•	resolution of litigation without a material adverse effect on our financial condition and results of operations.
This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. The words “believe,” “anticipate,” “seek,” “expect,” “estimate,” “intend,” “plan,” “project” and similar expressions often accompany such forward-looking statements, however this report also contains forward-looking statements that may not be so identified. These forward-looking statements involve a number of risks and uncertainties including risks and uncertainties relating to the following:
•	the impact of the Chapter 11 Case and the related circumstances which could materially affect the amounts of assets and liabilities included in the consolidated financial statements or our market share;

•	risks associated with our ability to obtain approval of and/or to implement our plan of reorganization;

•	risks associated with our ability to obtain exit financing to replace the DIP Facility;

•	our ability to comply with the terms of our current debt agreements and customer contracts;

•	economic recessions or downturns in new vehicle production or sales;

•	war in the Middle East;

•	increases in the cost and availability of fuel;

•	the highly competitive nature of the automotive distribution industry;

•	dependence on the automotive industry and ongoing initiatives of customers to reduce costs;

•	loss or reduction of revenues generated by our major customers or the loss of any such customers;

•	the variability of OEM production and seasonality of the automotive distribution industry;

•	our highly leveraged financial position;

•	our ability to obtain financing in the future;

•	our ability to fund future capital requirements;

•	increased costs, capital expenditure requirements and other consequences of our aging fleet of Rigs as well as historical Rig purchasing cycles;

•	labor disputes involving us or our significant customers;

•	dependence on our key personnel;

•	the availability of strategic acquisitions or joint venture partners;

•	increased frequency and severity of employee related accidents and workers’ compensation claims;

•	availability of appropriate insurance coverages in all categories;

•	changes in the regulatory requirements which are applicable to our business;

•	changes in vehicle sizes, configurations and weights which may adversely impact vehicle deliveries per load;

•	risks associated with doing business in foreign countries;

•	the availability of qualified drivers;

•	dependence on legacy information systems;

•	dependence on IBM for mainframe and system support;

•	increased frequency and severity of cargo claims;

•	increased frequency and severity of traffic accidents;

•	excess manufacturer production capacity which could lead OEMs to close manufacturing facilities;

•	efforts to improve network efficiency; and

•	other risk factors set forth from time to time in our SEC reports, including but not limited to, our 2004 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information required under this item is provided under the caption “Disclosures about Market Risks” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
(b) Changes in Internal Control Over Financial Reporting. During 2004, KPMG LLP (“KPMG”) advised the Audit Committee and management that KPMG had identified deficiencies in our analysis, evaluation and review process for financial reporting. KPMG has informed the Audit Committee and management that it believes such deficiencies are a “material weakness” in our internal control over financial reporting, with respect to our analysis, evaluation and review of financial information included in our financial reports.
In response to the material weakness, we undertook a rigorous review and, where necessary, we revised our accounting policies and procedures to ensure that all reasonable steps had been taken to address and correct the material weakness identified by KPMG. As part of this process, we hired an external consultant to assist us in reviewing and revising our policies and procedures, hired a new Chief Financial Officer, replaced our Corporate Controller in January 2005, staffed a new role of Vice President, Finance and Accounting and added several other accounting professionals in February and March 2005. We believe that these and other steps have established the appropriate foundation upon which to remediate this material weakness as processes, including regular evaluation and management reviews, are strengthened and are put in place operationally over a reasonable period of time. In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, KPMG advised the Audit Committee and management that they have observed that we have added significant resources to improve processes and controls over the analysis, evaluation and review of financial information included in the financial reporting process. However, KPMG indicated that the material weakness still existed as of December 31, 2004 and March 31, 2005 and the effectiveness of these controls can only be evaluated after they have been in place and operating for a significant period of time. KPMG has not evaluated the effectiveness of these controls since the audit for the year ended December 31, 2004 and has not made a determination that the material weakness has been addressed or corrected.
We can provide no assurance that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be discovered in the future. If we fail to remediate the material weakness identified by our independent auditors, or if we have difficulties in implementing or fail to implement new or improved controls that are required as a result of the material weakness, our operating results or customer relationships could be adversely affected or we may fail to meet our SEC reporting requirements or our financial statements may contain a material misstatement.
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
Other than the items identified above, there were no other changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various litigations and environmental matters relating to workers’ compensation, products liability, auto liability, employment practices, and other matters arising from operations in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations.
See also Note 13 (c) of the notes to our unaudited consolidated financial statements included herein.
Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of shareholders on May 24, 2005. The shareholders voted on the election of three directors to serve until the Annual Meeting of shareholders in 2008 and until their successors have been appointed. The votes cast for each of the director nominees were as follows:
ELECTION OF DIRECTORS

NOMINEES	VOTES FOR	VOTES WITHHELD
Guy W. Rutland, III	6,352,766	1,877,820
J. Leland Strange	7,404,383	826,203
Robert R. Woodson	6,360,032	1,870,554
The terms of the following directors continued beyond the 2005 Annual Meeting of shareholders and will expire at the 2006 Annual Meeting:
•	David G. Bannister;

•	William P. Benton;

•	Robert J. Rutland ; and

•	Hugh E. Sawyer.
The terms of the following directors continued beyond the 2005 Annual Meeting of shareholders and will expire at the 2007 Annual Meeting:
•	Thomas E. Boland;

•	Guy W. Rutland, IV; and

•	Berner F. Wilson, Jr.

Item 5. Other Information
As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in connection with our Chapter 11 filing, on August 2, 2005 we repaid all obligations outstanding under our Pre-petition Facility using funds from our DIP Facilities and the Pre-petition Facility was terminated. Termination of the Pre-petition Facility included a prepayment premium of approximately $1.9 million. See Note 11 to the unaudited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion regarding the termination of our Pre-petition Facility.
Item 6. Exhibits and Reports on Form 8-K:
(a) Exhibit Index

Exhibit No.	Description
4.3 (g)	Seventh Amendment dated July 11, 2005 to the Amended and Restated Financing Agreement, dated as of September 4, 2003, by and among Allied Holdings, Inc., Allied Systems Ltd. (LP), each subsidiary of Allied Holdings, Inc. listed as a “Guarantor” on the signature pages thereto, each of the lenders from time to time party thereto as a Lender, Ableco Finance LLC, as collateral agent, and Wells Fargo Foothill, Inc., as administrative agent.

4.3 (h)	Eighth Amendment dated July 25, 2005 to the Amended and Restated Financing Agreement, dated as of September 4, 2003, by and among Allied Holdings, Inc., Allied Systems Ltd. (LP), each subsidiary of Allied Holdings, Inc. listed as a “Guarantor” on the signature pages thereto, each of the lenders from time to time party thereto as a Lender, Ableco Finance LLC, as collateral agent, and Wells Fargo Foothill, Inc., as administrative agent.

4.4	Senior Secured, Super-Priority Debtor-in-Possession Credit Agreement (this “Agreement”), dated as of August 1, 2005, by and among (a) ALLIED HOLDINGS, INC., a Georgia corporation (“Allied Holdings”), and ALLIED SYSTEMS, LTD. (L.P.), a Georgia limited partnership (“Allied Systems”), each as a debtor-in-possession; (b) the other Credit Parties; (c) GENERAL ELECTRIC CAPITAL CORPORATION (“GE Capital”), as Administrative Agent, Collateral Agent, co-Revolver Agent and co-Syndication Agent; (d) MORGAN STANLEY SENIOR FUNDING, INC. (“Morgan Stanley”), as co-Term Loan B Agent, co-Syndication Agent, co-Bookrunner and co-Term Loan B Lead Arranger; (e) MARATHON STRUCTURED FINANCE FUND, L.P. (“Marathon”), as co-Revolver Agent, Term Loan A Agent, co-Term Loan B Agent, Term Loan A Lead Arranger, co-Term Loan B Lead Arranger and co-Revolver Lead Arranger; (f) the other Lenders from time to time; and (f) GE CAPITAL MARKETS, INC. (“GECMG”), as co-Revolver Lead Arranger and co-Bookrunner.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Thomas H. King.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by Thomas H. King.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HOLDINGS, INC.

Date: September 22, 2005	By:	/s/ Hugh E. Sawyer

Hugh E. Sawyer,
President and Chief Executive Officer

Date: September 22, 2005

	By:	/s/ Thomas H. King

Thomas H. King,
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.3 (g)	Seventh Amendment dated July 11, 2005 to the Amended and Restated Financing Agreement, dated as of September 4, 2003, by and among Allied Holdings, Inc., Allied Systems Ltd. (LP), each subsidiary of Allied Holdings, Inc. listed as a “Guarantor” on the signature pages thereto, each of the lenders from time to time party thereto as a Lender, Ableco Finance LLC, as collateral agent, and Wells Fargo Foothill, Inc., as administrative agent.

4.3 (h)	Eighth Amendment dated July 25, 2005 to the Amended and Restated Financing Agreement, dated as of September 4, 2003, by and among Allied Holdings, Inc., Allied Systems Ltd. (LP), each subsidiary of Allied Holdings, Inc. listed as a “Guarantor” on the signature pages thereto, each of the lenders from time to time party thereto as a Lender, Ableco Finance LLC, as collateral agent, and Wells Fargo Foothill, Inc., as administrative agent.

4.4	Senior Secured, Super-Priority Debtor-in-Possession Credit Agreement (this “Agreement”), dated as of August 1, 2005, by and among (a) ALLIED HOLDINGS, INC., a Georgia corporation (“Allied Holdings”), and ALLIED SYSTEMS, LTD. (L.P.), a Georgia limited partnership (“Allied Systems”), each as a debtor-in-possession; (b) the other Credit Parties; (c) GENERAL ELECTRIC CAPITAL CORPORATION (“GE Capital”), as Administrative Agent, Collateral Agent, co-Revolver Agent and co-Syndication Agent; (d) MORGAN STANLEY SENIOR FUNDING, INC. (“Morgan Stanley”), as co-Term Loan B Agent, co-Syndication Agent, co-Bookrunner and co-Term Loan B Lead Arranger; (e) MARATHON STRUCTURED FINANCE FUND, L.P. (“Marathon”), as co-Revolver Agent, Term Loan A Agent, co-Term Loan B Agent, Term Loan A Lead Arranger, co-Term Loan B Lead Arranger and co-Revolver Lead Arranger; (f) the other Lenders from time to time; and (f) GE CAPITAL MARKETS, INC. (“GECMG”), as co-Revolver Lead Arranger and co-Bookrunner.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Thomas H. King.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by Thomas H. King.