Form 10-Q
period 2005-09-30
ALLIED HOLDINGS INC
filed 2005-12-09
CIK 909950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 —
For the quarterly period ended September 30, 2005
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
www.alliedholdings.com
(Web Page)
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
☐ Yes ☑ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

Outstanding common stock, no par value at December 2, 2005	8,980,329

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements
ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,896	$2,516
Restricted cash, cash equivalents and other time deposits	33,882	27,378
Receivables, net of allowances of $2,104 and $2,156 as of September 30, 2005 and December 31, 2004, respectively	54,853	57,309
Inventories	5,227	4,649
Deferred income taxes	3,975	4,632
Prepayments and other current assets	19,176	12,414

Total current assets	121,009	108,898
Property and equipment, net of accumulated depreciation	125,049	135,635
Goodwill, net	3,938	83,977
Other assets:
Restricted cash, cash equivalents and other time deposits	68,684	55,502
Other noncurrent assets	36,960	37,520

Total other assets	105,644	93,022

Total assets	$355,640	$421,532

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities not subject to compromise:
Current portion of long-term debt	$—	$13,500
Borrowings under pre-petition revolving credit facility	—	2,972
Debtor-in-possession credit facility	141,517	—
Accounts and notes payable	16,876	34,690
Accrued liabilities	77,616	85,463

Total current liabilities	236,009	136,625

Long-term liabilities not subject to compromise:
Long-term debt, less current portion	—	234,766
Postretirement benefits other than pensions	4,763	5,082
Deferred income taxes	3,989	16,164
Other long-term liabilities	68,968	70,444

Total long-term liabilities	77,720	326,456
Liabilities subject to compromise	185,432	—
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, no par value. Authorized 5,000 shares; none outstanding	—	—
Common stock, no par value. Authorized 20,000 shares; 8,980 and 8,919 shares outstanding at September 30, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	48,545	48,421
Treasury stock, 139 shares at cost	(707)	(707)
Accumulated deficit	(190,011)	(88,907)
Accumulated other comprehensive loss, net of tax	(1,348)	(356)

Total stockholders’ deficit	(143,521)	(41,549)

Total liabilities and stockholders’ deficit	$355,640	$421,532

See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$203,090	$207,599	$656,594	$656,459

Operating expenses:
Salaries, wages, and fringe benefits	110,285	111,298	349,618	359,163
Operating supplies and expenses	41,781	36,371	127,405	114,930
Purchased transportation	28,586	27,072	88,829	81,566
Insurance and claims	8,587	11,401	27,165	30,205
Operating taxes and licenses	6,785	6,848	22,196	21,503
Depreciation and amortization	6,698	9,517	21,940	29,832
Rents	1,810	2,008	5,608	5,753
Communications and utilities	1,185	1,455	4,575	4,760
Other operating expenses	2,655	2,105	9,714	7,056
Impairment of goodwill	—	—	79,172	—
(Gain) loss on disposal of operating assets, net	(85)	305	(462)	(705)

Total operating expenses	208,287	208,380	735,760	654,063

Operating (loss) income	(5,197)	(781)	(79,166)	2,396

Other income (expense):
Interest expense (contractual interest: $11.7 million and $34.7 million in the respective 2005 periods)	(9,571)	(8,754)	(32,522)	(23,699)
Investment income	847	567	1,863	755
Foreign exchange gains	1,893	1,735	1,282	614
Other, net	—	(91)	—	(191)

	(6,831)	(6,543)	(29,377)	(22,521)

Loss before reorganization items and income taxes	(12,028)	(7,324)	(108,543)	(20,125)
Reorganization items	(3,929)	—	(3,929)	—

Loss before income taxes	(15,957)	(7,324)	(112,472)	(20,125)
Income tax (expense) benefit	(39)	(310)	11,368	(310)

Net loss	$(15,996)	$(7,634)	$(101,104)	$(20,435)

Basic and diluted loss per common share:
Net loss:
Basic and diluted	$(1.78)	$(0.87)	$(11.26)	$(2.35)

Weighted average common shares outstanding:
Basic and diluted	8,980	8,791	8,980	8,705

See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(101,104)	$(20,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off and amortization of deferred financing costs	7,368	2,094
Depreciation and amortization	21,940	29,832
Impairment of goodwill	79,172	—
Reorganization items	3,929	—
Gain on disposal of assets	(462)	(705)
Foreign exchange gains, net	(1,282)	(614)
Deferred income taxes	(11,261)	—
Compensation expense related to stock options and grants	—	475
Change in operating assets and liabilities:
Receivables, net of allowances	2,729	(236)
Inventories	(547)	(27)
Prepayments and other assets	(3,035)	(2,597)
Accounts and notes payable	7,593	(6,005)
Accrued liabilities	(292)	10,795

Net cash provided by operating activities before payment of reorganization items	4,748	12,577
Reorganization items paid	(712)	—

Net cash provided by operating activities	4,036	12,577

Cash flows from investing activities:
Purchases of property and equipment	(12,574)	(18,054)
Proceeds from sales of property and equipment	2,851	2,117
Increase in restricted cash, cash equivalents and other time deposits	(19,686)	(582)
Funds deposited with insurance carriers	(8,182)	(32,024)
Funds returned from insurance carriers	4,131	33,743
Decrease in the cash surrender value of life insurance	26	147

Net cash used in investing activities	(33,434)	(14,653)

Cash flows from financing activities:
(Repayments of) additions to revolving credit facilities, net	(2,972)	18,226
Additions to pre-petition long-term debt	25,000	—
Repayment of pre-petition long-term debt	(123,266)	(14,792)
Additions to DIP revolving credit facility, net	41,517	—
Additions to DIP facility term borrowings	100,000	—
Payment of deferred financing costs	(8,079)	—
Proceeds from insurance financing arrangements	8,470	28,608
Repayments of insurance financing arrangements	(10,122)	(26,225)
Proceeds from issuance of common stock	124	526

Net cash provided by financing activities	30,672	6,343

Effect of exchange rate changes on cash and cash equivalents	106	487

Net change in cash and cash equivalents	1,380	4,754
Cash and cash equivalents at beginning of period	2,516	2,148

Cash and cash equivalents at end of period	$3,896	$6,902

Supplemental cash flow information:
Cash paid (refunds received) during the period for:
Interest	$21,295	$18,370
Income taxes, net	(492)	488
See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Throughout this Quarterly Report on Form 10-Q, we will use the terms “we,” “our,” “us” and “Allied” to refer to Allied Holdings, Inc. and its subsidiaries and as the context requires to Allied Holdings, Inc. and the subsidiaries that filed for Chapter 11 protection.)
(1) Voluntary Reorganization under Chapter 11
Overview
On July 31, 2005 (“the Petition Date”), Allied Holdings, Inc. and substantially all of its subsidiaries filed voluntary petitions seeking protection under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”). Our captive insurance company, Haul Insurance Limited, as well as our subsidiaries in Mexico, Bermuda and South Africa (the “Non-debtors”) were not included in the Chapter 11 filings. Our Canadian subsidiaries obtained approval for creditor protection under the Companies Creditors’ Arrangement Act in Canada and are included among the subsidiaries that filed voluntary petitions seeking bankruptcy protection. Like Chapter 11, the Companies Creditors Arrangement Act in Canada allows for reorganization under the protection of the court system. On October 28, 2005, with Bankruptcy Court approval, we sold our interest in Kar-Tainer International, LLC (case # 05-12527) and this bankruptcy case was dismissed on November 4, 2005. Included in the sale was Kar-Tainer Int’l (Pty) Ltd, our South African subsidiary.
The filings were precipitated by various factors, including the decline in new vehicle production at certain of our major customers, rising fuel costs, historically high levels of debt and increasing wage and benefit obligations for our employees covered by the Master Agreement with the International Brotherhood of Teamsters (“Teamsters”). We are currently operating our business as debtors-in-possession under the jurisdiction of the U.S. Bankruptcy Court for the Northern District of Georgia (“Bankruptcy Court”) and cannot engage in transactions considered to be outside of the ordinary course of business without obtaining Bankruptcy Court approval. We will refer to the proceedings between the Petition Date and the date that a plan of reorganization is consummated as the Chapter 11 Proceedings.
During the Chapter 11 Proceedings, actions by creditors to collect pre-petition indebtedness are stayed and other contractual obligations generally may not be enforced against us. As debtors-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. The term executory contracts refers to contracts in which the obligations of both parties are unperformed. In this context “rejection” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the related breach. Any damages resulting from rejection are treated as general unsecured pre-petition claims during the Chapter 11 Proceedings. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with bankruptcy procedures. Pre-petition claims, which were contingent or unliquidated at the commencement of the Chapter 11 Proceedings, are generally allowable against the debtor-in-possession in amounts fixed by the Bankruptcy Court. A contingent claim is one which is dependent on the occurrence of a certain event whereas an unliquidated claim is one in which the amount is uncertain. The rights of and ultimate payment by us under pre-petition obligations are subject to resolution under a plan of reorganization to be approved by the Bankruptcy Court after submission of the required vote by affected parties and these obligations may be substantially altered. The Securities and Exchange Commission (“SEC”) has informed us that it intends to monitor our Chapter 11 Proceedings and our plan of reorganization.
In connection with the Chapter 11 Proceedings, the Bankruptcy Court granted several “first day” orders that enable us generally to operate in the ordinary course of business. In addition, the Office of the United States Trustee has appointed a committee of unsecured creditors (“Creditors Committee”). The Creditors Committee and its legal representatives have the right to be heard on all matters that come before the Bankruptcy Court, including any plan of reorganization that we may propose. We can provide no assurance that the Creditors Committee will support our positions during the Chapter 11 Proceedings or any plan of reorganization that we may propose. Any disagreement with the Creditors Committee could delay the Chapter 11 Proceedings, negatively impact our ability to operate or delay our emergence from Chapter 11.
At this time, it is not possible to accurately predict the effect of the Chapter 11 Proceedings on our business and if or when we will emerge from Chapter 11. Our future results of operations will depend on the timely and successful

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
confirmation and implementation of a plan of reorganization and we can provide no assurance that the Bankruptcy Court will confirm the proposed plan of reorganization or that any such plan of reorganization will be consummated. The rights and claims of various creditors and security holders will be determined by the plan as well. Under the priority plan established by the Bankruptcy Code, certain post-petition and pre-petition liabilities must be satisfied before shareholders are entitled to any distributions. The ultimate recovery during the Chapter 11 Proceedings to creditors and shareholders, if any, will not be determined until confirmation of the plan of reorganization. We can provide no assurance concerning the values, if any, that will be ascribed in the Chapter 11 Proceedings to the interests of each of these constituencies and it is possible that our equity or other debt securities will be restructured in a manner that will substantially reduce or eliminate any remaining value. Also, if no plan of reorganization is approved, it is possible that our assets will be liquidated. As of December 9, 2005 we had not filed our plan of reorganization with the Bankruptcy Court.
DIP Facility
On August 1, 2005 we entered into a financing agreement (the “DIP Facility”) with General Electric Capital Corporation, Morgan Stanley Senior Funding, Inc. and Marathon Structured Finance Fund, L.P. for debtor-in-possession financing of up to $230 million. On August 2, 2005, using funds received from our DIP Facility, we paid in full the amounts due and payable under our credit facility (“Pre-petition Facility”). Funds under the DIP Facility are available to help satisfy our working capital obligations during the Chapter 11 Proceedings, including payment under normal terms for goods and services provided after the Petition Date, payment of wages and benefits to active employees and retirees and other items approved by the Bankruptcy Court. The DIP Facility and the Pre-petition Facility are more fully discussed in Note 11.
Accounting for Reorganization
Subsequent to the Petition Date, our financial statements are prepared in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. SOP 90-7 does not change the application of generally accepted accounting principles (“GAAP”) in the preparation of our financial statements. However, SOP 90-7 does require that financial statements, for periods including and subsequent to the filing of a Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. In accordance with SOP 90-7 we have:
•	separated liabilities that are subject to compromise from liabilities that are not subject to compromise;

•	distinguished transactions and events that are directly associated with the reorganization from the ongoing operations of the business; and

•	ceased accruing interest on the 8 5/8 % senior notes (“Senior Notes”).
Liabilities Subject to Compromise
Liabilities subject to compromise refer to known liabilities incurred prior to the Chapter 11 Proceeding by those entities that filed for Chapter 11. These liabilities are considered by the Bankruptcy Court to be pre-petition claims. However, liabilities subject to compromise exclude pre-petition claims for which we have received the Bankruptcy Court’s approval to pay, such as claims related to active employees and retirees, maintenance of our insurance programs, cargo damage claims and claims related to certain critical service vendors. Liabilities subject to compromise are subject to future adjustments that may result from negotiations, actions by the Bankruptcy Court, developments with respect to disputed claims or matters arising out of the proof of claims process whereby a creditor may prove that the amount of a claim differs from the amount that we have recorded.
Since the Petition Date, we have ceased recording interest on liabilities subject to compromise, primarily the Senior Notes. Contractual interest on the Senior Notes in excess of reported interest was approximately $2.2 million for the three and nine months ended September 30, 2005, excluding any potential compound or default interest arising from events of default related to the Chapter 11 Proceedings.
Liabilities subject to compromise are as follows at September 30, 2005:

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Accounts payable	$25,657
Accrued interest on Senior Notes	4,313
Accrued claims and insurance reserves	4,319
Other accrued liabilities	1,143
Senior Notes	150,000

$185,432

Pre-petition claims and insurance reserves classified as subject to compromise represent reserves for product liability claims.
Reorganization Items
Reorganization items are presented separately in the accompanying unaudited consolidated statements of operations and represent expenses that we have identified as directly relating to the Chapter 11 Proceedings. These items for the three and nine months ended September 30, 2005 are summarized as follows (in thousands):

Legal and professional fees	$2,203
Write-off of deferred financing costs	1,442
Provision for rejected executory contracts and leases	220
Other reorganization items	64

$3,929

Condensed Financial Statement Information of the Debtors and Non-debtors
As disclosed above, our captive insurance company, Haul Insurance Limited, as well as our subsidiaries in Mexico, Bermuda and South Africa (the “Non-debtors”) were not among the subsidiaries that filed for Chapter 11. Presented below are unaudited condensed consolidating financial statements of the subsidiaries that filed for Chapter 11 (identified in the tables as “the Debtors”) and the Non-debtors:

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Unaudited Condensed Consolidating Balance Sheet Information
September 30, 2005
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Current assets	$85,843	$43,119	$(7,953)	$121,009
Intercompany receivables (payables) — current	11,827	(11,827)	—	—
Property and equipment, net	121,821	3,228	—	125,049
Goodwill, net	3,938	—	—	3,938
Investment in related party	31,488	7,559	(39,047)	—
Other assets	36,454	69,190	—	105,644

Total assets	$291,371	$111,269	$(47,000)	$355,640

Liabilities not subject to compromise:
Current liabilities	$213,182	$30,780	$(7,953)	$236,009
Long-term debt	—	—	—	—
Other noncurrent liabilities	31,129	46,591	—	77,720
Liabilities subject to compromise	185,432	—	—	185,432
Stockholders’ (deficit) equity	(138,372)	33,898	(39,047)	(143,521)

Total liabilities and stockholders’ (deficit) equity	$291,371	$111,269	$(47,000)	$355,640

Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended September 30, 2005
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Operating revenues	$202,450	$10,171	$(9,531)	$203,090
Operating expenses	207,670	10,148	(9,531)	208,287

Operating (loss) income	(5,220)	23	—	(5,197)
Other (expenses) income, net	(7,792)	961	—	(6,831)

(Loss) income before reorganization items and income taxes	(13,012)	984	—	(12,028)
Reorganization items	(3,929)	—	—	(3,929)

(Loss) income before income taxes	(16,941)	984	—	(15,957)
Income tax expense	(21)	(18)	—	(39)

Net (loss) income	$(16,962)	$966	$—	$(15,996)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Unaudited Condensed Consolidating Statement of Operations Information
For the Nine Months Ended September 30, 2005
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Operating revenues	$654,284	$30,902	$(28,592)	$656,594
Operating expenses	733,727	30,625	(28,592)	735,760

Operating (loss) income	(79,443)	277	—	(79,166)
Other (expense) income, net	(31,183)	1,806	—	(29,377)

(Loss) income before reorganization items and income taxes	(110,626)	2,083	—	(108,543)
Reorganization items	(3,929)	—	—	(3,929)

(Loss) income before income taxes	(114,555)	2,083	—	(112,472)
Income tax benefit (expense)	11,497	(129)	—	11,368

Net (loss) income	$(103,058)	$1,954	$—	$(101,104)

Unaudited Condensed Consolidating Statement of Cash Flows Information
For the Nine Months Ended September 30, 2005
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Net cash (used in) provided by:
Operating activities	$(16,350)	$20,386	$—	$4,036
Investing activities	(13,449)	(19,985)	—	(33,434)
Financing activities	30,672	—	—	30,672
Effect of exchange rate changes on cash and cash equivalents	156	(50)	—	106

Net change in cash and cash equivalents	1,029	351	—	1,380
Cash and cash equivalents at beginning of period	203	2,313	—	2,516

Cash and cash equivalents at end of period	$1,232	$2,664	$—	$3,896

The unaudited condensed consolidating financial statements of the Debtors in the tables above include the assets, liabilities, results of operations and cash flows of Kar-Tainer International, LLC. As discussed above, the Chapter 11 case related to this subsidiary was dismissed by the Bankruptcy Court on November 4, 2005. At September 30, 2005 Kar-Tainer International, LLC had third party net assets of approximately $25,000 and recorded a net loss of approximately $139,000 for the nine months ended September 30, 2005. We realized a gain of approximately $1.2 million that will the recognized during the fourth quarter of 2005 related to the sale of this entity and our South African subsidiary, which is a Non-debtor.
(2) Accounting and Reporting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and are based on the instructions to Form 10-Q and Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements. However, except as disclosed in this report, there have been no material changes in the information that we disclosed in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The accompanying unaudited consolidated financial statements reflect all adjustments necessary, (including normal recurring accruals), in the opinion of management to present fairly the financial condition, results of operations and cash flows for the periods presented. These interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The accompanying unaudited consolidated financial statements reflect all adjustments necessary in the opinion of management to present fairly the results of operations in accordance with GAAP applicable to a going concern, which assumes that we will continue in operation for the foreseeable future and will realize our assets and discharge our post-petition liabilities in the ordinary course of business. Our ability to continue as a going concern is predicated upon, among other things, the confirmation of a plan of reorganization, compliance with the provisions of the DIP Facility, our ability to generate cash flows from operations and our ability to obtain financing sufficient to satisfy our future obligations. We can provide no assurance that we will be successful. As a result of the Chapter 11 Proceedings, we may take, or be required to take, actions that may cause assets to be realized or liabilities to be settled for amounts other than those reflected in the financial statements. The appropriateness of continuing to present financial statements on a going concern basis is dependent upon, among other things, the terms of the ultimate plan of reorganization, future profitable operations, the ability to comply with the terms of the DIP Facility and other financing agreements and the ability to generate sufficient cash from operations and financing sources to meet obligations. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern, nor do they include any adjustments to the carrying values of assets and liabilities that might be required as a result of the plan of reorganization. A plan of reorganization could substantially change the amounts currently recorded in the accompanying unaudited consolidated financial statements. Asset and liability carrying amounts do not purport to represent realizable or settlement values as contemplated by the Bankruptcy Code and we cannot estimate the impact of the Chapter 11 Proceedings on our financial statements.
As discussed in Note 1 above, subsequent to the Petition Date, our financial statements are prepared in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. SOP 90-7 does not change the application of generally accepted accounting principles (“GAAP”) in the preparation of our financial statements. However, SOP 90-7 does require that financial statements, for periods including and subsequent to the filing of a Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.
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
Our revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new models which are shipped to dealers during these periods as well as to the higher sales of automobiles, light trucks and SUVs in the spring and early summer. As a result of these and other factors, our operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
(3) Recent Accounting Pronouncements
In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations which clarifies that the term “conditional asset retirement obligation”, as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, with early adoption encouraged. Retrospective application of interim financial information is permitted but is not required. We have not determined the impact on the financial position or results of operations of our company.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes Accounting Principles Board

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In March 2005, the SEC issued Staff Accounting Bulletin No.107, which provides interpretive guidance regarding the interaction of SFAS No. 123R and certain SEC rules and regulations related to share-based payment transactions with nonemployees, valuation methods, classification of compensation expense, non-GAAP measures, accounting for income tax effects, modification of employee share options prior to adoption and disclosures in Management’s Discussion and Analysis. The FASB has also issued various implementation guidance in relation to SFAS No. 123R. SFAS No. 123R was to be adopted no later than the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the SEC issued a rule that allows companies to implement SFAS No. 123R as of the beginning of the fiscal year beginning after June 15, 2005. We plan to adopt SFAS No. 123R effective January 1, 2006.
Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the method to be used for amortizing the resulting compensation cost and the transition method to be used at the date of adoption. The transition methods include the modified prospective and the modified retrospective adoption methods. The modified prospective method requires that compensation expense be recognized beginning with the effective date based on the requirements of SFAS No. 123R for all awards granted to employees after the effective date of SFAS No. 123R and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective methods described above, but also permits companies to restate prior periods based on the amounts previously reported under SFAS No. 123 for purposes of pro forma disclosures. In addition, the adoption would reduce net operating cash flows and increase net financing cash flows in periods after adoption to the extent that benefits of tax deductions exceed previously recognized compensation cost. We are currently evaluating the requirements of SFAS No. 123R. The actual compensation cost resulting from share-based payments to be included in our future results of operations may vary from the amounts currently disclosed in the notes to the financial statements.
In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to the recording of the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP No. FAS 109-2 allows an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We completed our evaluation during the quarter ended June 30, 2005 and determined that we had no undistributed foreign earnings that were eligible for the 85 percent dividends received deduction. Accordingly, our income tax expense and deferred tax liabilities were not affected by the repatriation provisions of the Jobs Act.
(4) Prepayments and Other Current Assets
Prepayments and other current assets as of September 30, 2005 and December 31, 2004 are presented below (in thousands):

	September 30,	December 31,
	2005	2004
Tires on tractors and trailers	$2,357	$2,231
Prepaid insurance	7,535	4,058
Prepaid licenses	2,737	1,570
Short-term deposits for letters of credit with pre-petition lenders	2,179	—
Other	4,368	4,555

	$19,176	$12,414

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(5) Property and Equipment
Property and equipment and the related accumulated depreciation and amortization are presented below as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30,	December 31,
	2005	2004
Cost	$531,596	$555,713
Accumulated depreciation and amortization	(406,547)	(420,078)

	$125,049	$135,635

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
As a result of circumstances affecting our Allied Automotive Group that culminated at the end of the second quarter of 2005, we reassessed its goodwill for impairment as of June 30, 2005. The Allied Automotive Group has been adversely affected by the actual and forecasted reduction of Original Equipment Manufacturer (“OEM”) production of automobiles. Accordingly, we revised our forecasts downward in the second quarter of 2005 from those used to perform our annual impairment test as of October 1, 2004. Our deteriorating financial performance combined with our lenders’ reaction to our revised forecasts resulted in the need to execute amendments to our Pre-petition Facility on a weekly basis to address our borrowing capacity and various covenant violations.
The results of the Step I analysis indicated a potential impairment of our Allied Automotive Group’s goodwill. However, we had not completed the Step II analysis to measure the amount of the impairment loss, if any, prior to issuance of our financial statements for the period ended June 30, 2005 due to the complexity of the Step II process and the time required to complete a comprehensive independent valuation and analysis. Our ability to complete the comprehensive independent valuation and analysis was further complicated by the Chapter 11 filing on July 31, 2005. Nonetheless, in accordance with SFAS No. 142, we estimated the impairment loss based on the best information available to management and accordingly, during the second quarter of 2005, we recorded an impairment of our Allied Automotive Group’s goodwill of approximately $79.2 million. This impairment loss represented the entire carrying value of goodwill for this reporting unit, since the estimated fair value of this reporting unit’s goodwill was determined to be zero. To determine the fair value of the reporting unit, management considered available information including market values of securities, appraisals of the Automotive Group’s long-term tangible assets and discounted cash flows from our revised forecasts. The comprehensive independent valuation and Step II analysis has now been completed. The appraisal as of June 30, 2005 confirmed the impairment loss of $79.2 million that we recorded during the quarter ended June 30, 2005.
In the table below, we provide a summary of the change in the carrying amount of our goodwill, by reporting unit, for the nine months ended September 30, 2005 (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Allied
	Automotive	Axis
	Group	Group	Total
Balance as of December 31, 2004	$80,041	$3,936	$83,977
Impairment of goodwill	(79,172)	—	(79,172)
Changes in carrying amounts due to changes in currency rates	(869)	2	(867)

Balance as of September 30, 2005	$—	$3,938	$3,938

(7) Other Noncurrent Assets
Other noncurrent assets as of September 30, 2005 and December 31, 2004 are presented below (in thousands):

	September 30,	December 31,
	2005	2004
Cash surrender value of life insurance	$6,201	$6,227
Deferred financing costs	6,667	7,396
Prepaid pension cost	17,927	18,114
Tires on tractors and trailers	2,750	2,597
Deposits and other	3,415	3,186

	$36,960	$37,520

We are party to life insurance agreements that we entered into for the benefit of certain current and former employees, directors and officers of our company. These contractual arrangements are between Allied and certain trusts established for the insured. We record as a noncurrent asset the lesser of our interest in the policy (equal to net cash outlay less certain adjustments) as defined in the contractual arrangements or the cash surrender value of the policy. We believe that we are entitled to receive our interest in cash upon the earlier of the death of the insured or the termination of the contractual arrangement. As a result of our filing for Chapter 11 we believe that the contractual arrangements automatically terminated on the Petition Date. Notice of termination of the contractual arrangements has been given to the life insurance companies and the owners of the policies and we have taken the steps necessary to secure our interest in the policies. Some of the owners of the policies have indicated that they may not agree that the contractual arrangements automatically terminated as a result of the Chapter 11 filing and further, some of the policy owners and some of the insurers have indicated that they believe that upon termination of the contractual arrangements we will not be entitled to receive our interest in the policies until the earlier of the death of the insured or the surrender of the policies. At this time we cannot determine the timing of future cash flows from these policies.
The deferred financing costs and the related accumulated amortization as of September 30, 2005 and December 31, 2004 are presented below (in thousands):

	September 30,	December 31,
	2005	2004
Cost	$7,454	$15,235
Accumulated amortization	(787)	(7,839)

	$6,667	$7,396

The Chapter 11 filing on July 31, 2005, as described in Note 1 above, constituted an event of default under the Senior Notes. Accordingly, during the third quarter of 2005 we wrote off to reorganization items the related deferred financing costs of $1.4 million. Further, based on the financial reports delivered to our lenders under the Pre-petition Facility on July 29, 2005, we were in violation of one of the financial covenants in our Pre-petition Facility at June 30, 2005. As a result, during the second quarter of 2005 we wrote off the related deferred financing costs of $4.9 million, which are included in interest expense. The deferred financing costs as of September 30, 2005 represent costs related to the DIP Facility, which are being amortized as interest expense over the eighteen month term of the DIP Facility. The amortization of deferred financing costs was $876,000 and $2.4 million for the three and nine months ended September 30, 2005, respectively. For the three and nine months ended September 30, 2004 the amortization was $692,000 and $2.1 million, respectively.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(8) Accounts and Notes Payable and Accrued Liabilities
Included in accounts and notes payable in the consolidated balance sheets are notes payable with third parties for insurance financing arrangements of $0.2 million and $1.8 million as of September 30, 2005 and December 31, 2004, respectively. These notes are payable in monthly installments, generally over a period of one year.
Accrued liabilities as of September 30, 2005 and December 31, 2004 were as follows (in thousands):

	September 30,	December 31,
	2005	2004
Wages and benefits	$30,956	$31,059
Claims and insurance reserves	35,376	36,764
Accrued interest	2,860	4,756
Accrued taxes	2,900	5,320
Purchased transportation	3,595	1,942
Other	1,929	5,622

	$77,616	$85,463

During the first quarter of 2005, we recorded $1.4 million of revenue ($0.16 per share) as a result of the final resolution of fees previously paid by a customer that had been deferred and were included in accrued liabilities.
(9) Claims and Insurance Reserves
We retain losses within certain limits through high deductibles or self-insured retentions. For certain risks, coverage for losses is provided by unrelated primary and reinsurance companies. Haul Insurance Limited, one of our subsidiaries, provides reinsurance coverage to certain of our licensed insurance carriers for certain types of losses within our insurance program, primarily insured workers’ compensation, automobile and general liability risks. Haul Insurance Limited was not included in the Chapter 11 Proceedings.
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
We utilize a third-party claims administrator, who works under our direction, and third-party actuarial valuations to assist in the determination of the majority of our claims and insurance reserves. The third-party claims administrator sets claims reserves on a case-by-case basis. The third-party actuary utilizes the aggregate data from these reserves, along with historical paid and incurred amounts, to determine, by loss year, the projected ultimate cost of all claims

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
reported and not yet reported to our company, including potential adverse developments. Our product liability claims reserves are set on a case-by-case basis by our claims administrators in conjunction with legal counsel handling the claims, and include an estimate for claims incurred but not yet reported. We track cargo claims and record reserve amounts on a case-by-case basis. The reserve for cargo claims includes an estimate for incurred but not yet reported claims. These claims and insurance reserves are adjusted periodically, as claims develop, to reflect changes in estimates based on actual experience. During the nine months ended September 30, 2005, the estimated ultimate amount of workers’ compensation claims from prior years increased by approximately $3.5 million.
Workers’ compensation losses in Canada are covered by government insurance programs to which we make premium payments. In one province, we are also subject to retrospective premium adjustments based on actual claims losses compared to expected losses. Our reserves include an estimate of retrospective adjustments based on the most recently available actual claims data provided by the government.
Prior to the fourth quarter of 2004, our estimates of workers compensation, automobile and general liability and product liability losses were discounted to their present values using our estimate of weighted-average risk-free interest rates for each claim year. However, during the fourth quarter of 2004, we determined that the continuing adverse development of aged claims was such that we could no longer reliably determine our self-insurance reserves on a discounted basis and we ceased discounting our insurance reserves as of December 31, 2004. The discount rate used for the three and nine months ended September 30, 2004 was 3.0%.
Presented below is a summary of our insurance and claims reserves as included in our consolidated balance sheets as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30,	December 31,
	2005	2004
Accrued liabilities — current	$35,376	$36,764
Other long-term liabilities — noncurrent	66,451	67,621
Liabilities subject to compromise	4,319	—

	$106,146	$104,385

The majority of our pre-petition liabilities related to insurance are not classified as liabilities subject to compromise since we have received the Bankruptcy Court’s approval to maintain our existing insurance programs. Pre-petition liabilities classified as subject to compromise represent reserves for product liability claims.
We believe that adequate provision has been made for all incurred claims including those not reported. However, favorable or unfavorable developments subsequent to the date of our estimates could have a material impact on the consolidated financial statements.
(10) Employee Benefit Plans
(a) Pension and Postretirement Benefit Plans
The following tables set forth the components of our net periodic benefit cost for the pension and postretirement benefit plans for the three and nine months ended September 30, 2005 and 2004 (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Defined Benefit		Postretirement Benefit
	Pension Plans		Plans
	Three Months Ended September 30,
	2005	2004	2005	2004
Service cost	$30	$22	$15	$12
Interest cost	1,088	677	205	144
Expected return on plan assets	(1,511)	(1,158)	—	—
Amortization of:
Unrecognized net actuarial loss	639	(36)	187	—
Prior service cost	17	12	(95)	(16)
Transition asset	—	8	—	—
Recognized actuarial loss	—	54	—	16

Net period benefit cost (benefit)	$263	$(421)	$312	$156

	Defined Benefit		Postretirement Benefit
	Pension Plans		Plans
	Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$63	$67	$39	$36
Interest cost	2,262	2,028	528	432
Expected return on plan assets	(3,190)	(2,726)	—	—
Amortization of:
Unrecognized net actuarial loss	1,401	675	481	—
Prior service cost	36	36	(243)	(49)
Transition asset	—	(2)	—	—
Recognized actuarial loss	—	163	—	50

Net period benefit cost	$572	$241	$805	$469

During the second quarter of 2005, we made an annual contribution of $0.6 million to our defined benefit pension plans and do not expect to make any additional contributions to the defined benefit pension plans during 2005. We also contributed approximately $0.8 million and $1.6 million to our postretirement plans for the three and nine months ended September 30, 2005, respectively, and estimate that we will contribute an additional $0.5 million to the postretirement benefit plans during the remainder of 2005.
(b) Employee Stock Purchase Plan
As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, our Employee Stock Purchase Plan (the “Plan”) granted eligible employees, as defined in the Plan, the right to purchase our common stock on a quarterly basis at 85% of the lower of the fair market value on the first business day of the calendar quarter or on the last business day of the calendar quarter. On June 21, 2005, we adopted an amendment to the Plan to immediately effect its suspension. In addition, the amendment to the Plan eliminated the twelve calendar month holding period with respect to shares purchased under the Plan and eliminated all Plan restrictions on the transfer of shares outstanding or issued under the Plan.
(11) Debt
Our debt at September 30, 2005 and December 31, 2004 is as follows (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	September 30,	December 31,
	2005	2004
DIP Facility — Term Loan A	$20,000	$—
DIP Facility — Term Loan B	80,000	—
DIP Facility — Revolver	41,517	—
Pre-petition Facility — Term Loan A	—	78,266
Pre-petition Facility — Term Loan B	—	20,000
Pre-petition Facility — Revolver	—	2,972
Senior Notes	150,000	150,000

	291,517	251,238

Less:
Pre-petition debt subject to compromise	(150,000)	—
DIP Facility	(141,517)	—
Pre-petition Facility — Revolver	—	(2,972)
Current portion of long-term debt	—	(13,500)

Long-term debt, less current portion	$—	$234,766

DIP Facility
As discussed in Note 1 above, in connection with our Chapter 11 Proceedings we entered into the DIP Facility on August 1, 2005 for debtor-in-possession financing. The DIP Facility provides for aggregate financing of up to $230 million comprised of (i) a $130 million revolving credit facility (“Revolver”), which includes a swing-line credit commitment of $10 million and up to $75 million in letters of credit, (ii) a $20 million term loan (“DIP Facility Term Loan A”) and (iii) an $80 million term loan (“DIP Facility Term Loan B”). The Revolver bears interest at an annual rate, at our option, of either an annual index rate (based on the greater of the base rate on corporate loans as published from time to time in The Wall Street Journal or the federal funds rate plus 0.50%) plus 2.00%, or LIBOR plus 3.00%. In addition, we are charged a letter of credit fee under the Revolver payable monthly at a rate per annum equal to 2.75% times the amount of all outstanding letters of credit under the Revolver. DIP Facility Term Loan A bears interest at an annual rate of LIBOR plus 5.50% and DIP Facility Term Loan B bears interest at an annual rate of LIBOR plus 9.50%. In addition, there is a fee of 0.5% on the unused portion of the Revolver. As of September 30, 2005, the interest rates on the Revolver, DIP Facility Term Loan A and DIP Facility Term Loan B were 8.6%, 9.2% and 13.2 % respectively.
The DIP Facility will mature on February 2, 2007. However, we will be obligated to repay the DIP Facility at an earlier date if the plan of reorganization is confirmed by the Bankruptcy Court and becomes effective prior to the expiration of the 18-month term of the DIP Facility. The DIP Facility also requires mandatory prepayment from the net cash proceeds of any asset sales, extraordinary receipts, or any insurance proceeds that we receive.
The DIP Facility also includes customary affirmative, negative, and financial covenants binding on us, including implementation of a cash management system as set forth in the DIP Facility. The negative covenants limit our ability to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on our capital stock. The financial covenants included in the DIP Facility also limit the amount of our capital expenditures, set forth a minimum fixed charge coverage ratio and a maximum leverage ratio, and require us to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization as set forth in the DIP Facility.
In addition, the DIP Facility includes customary events of default including events of default related to (i) the failure to comply with the financial covenants set forth in the DIP Facility, (ii) the failure to establish and maintain the cash management system set forth in the DIP Facility, (iii) the conversion of the Chapter 11 Proceedings to a Chapter 7 case or appointment of a Chapter 11 trustee with enlarged powers, (iv) the granting of certain other super-priority administrative expense claims or non-permitted liens or the invalidity of liens securing the DIP Facility, (v) the stay, amendment or reversal of the Bankruptcy Court orders approving the DIP Facility, (vi) the confirmation of a plan of reorganization or entry of an order by the court dismissing the Chapter 11 case which does not provide for payment in full of the DIP Facility or (vii) the granting of relief from the automatic stay to holders of security interests in our assets that would have a material adverse effect on us.
On November 17, 2005, we entered into an amendment to the DIP Facility to provide that an aggregate of $3.5 million of self-insured liability expense incurred in the month of September 2005 will not be included in calculating certain financial covenants included in the DIP Facility. As a result of this amendment, we remained in compliance with the covenants of our DIP Facility at September 30, 2005 but can provide no assurance that we will be able to

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
comply with these or other debt covenants in the future or that, if we fail to do so, that we will be able to obtain amendments to or waivers of such covenants. Therefore, the term loans included in the DIP Facility are classified as a current liability.
Obligations under the DIP Facility are secured by 100% of the capital stock of our domestic and Canadian subsidiaries, 66% of the capital stock of our direct foreign subsidiaries other than those domiciled in Canada, and all of our current and after-acquired U.S. and Canadian personal and real property. The DIP Facility entitles the lenders to super-priority administrative expense claim status under the Bankruptcy Code and will generally permit the ordinary course payment of professionals and administrative expenses prior to the occurrence of an event of default under the DIP Facility or a default under the Bankruptcy Court orders approving the DIP Facility.
We have classified the Revolver as current based on the requirement of Emerging Issues Task Force (“EITF”) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement. The amount available under the $130 million Revolver may be reduced based on the calculation of eligible Revolver collateral. As of September 30, 2005, $109.3 million of eligible Revolver collateral was available. As of September 30, 2005, approximately $43.6 million of the Revolver was committed under letters of credit primarily related to the settlement of insurance claims and $41.5 million in loans were outstanding under the Revolver. Accordingly, we had approximately $24.2 million available under the Revolver as of September 30, 2005.
We believe that funds from our operations and the availability under our Revolver will provide us with sufficient liquidity to fund our operations, capital expenditures and debt service obligations under the DIP Facility during the Chapter 11 Proceedings. Also, we expect to have additional liquidity during the Chapter 11 Proceedings as a result of the stay of certain pre-petition liabilities, which includes the Senior Notes and related interest. However, our ability to continue as a going concern is predicated upon, among other things, the confirmation of a plan of reorganization, compliance with the provisions of the DIP Facility, our ability to generate cash flows from operations and our ability to obtain financing sufficient to satisfy our future obligations. We can provide no assurance that we will be successful.
Pre-petition Facility
The Pre-petition Facility provided us with a $90 million revolving credit facility, a $100 million term loan (“Pre-petition Facility Term Loan A”), a $20 million term loan (“Pre-petition Facility Term Loan B”) and a $25 million term loan (“Pre-petition Facility Term Loan C”). Pre-petition Term Loan A was payable in quarterly installments of principal and interest and Pre-petition Term Loans B and C were payable in full at maturity, September 4, 2007, with monthly payments of interest.
Borrowings under the Pre-petition Facility were secured by a first priority security interest on substantially all of our assets, including a pledge of stock of certain subsidiaries, excluding restricted cash, cash equivalents and term deposits. The Chapter 11 filing on July 31, 2005 constituted an event of default under our Pre-petition Facility and as a result, all commitments from our lenders under the Pre-petition Facility were automatically terminated and all debt outstanding under the Pre-petition Facility became automatically due and payable. On August 2, 2005, using funds received from our DIP Facility, we repaid all obligations outstanding under the Pre-petition Facility, which included $24.6 million due under the revolving credit facility, $113.6 million in outstanding term loans and $7.0 million in related fees and interest which includes the premium of $1.9 million due for prepayment of the facility prior to maturity.
Senior Notes
Our 8 5/ 8 % Senior Notes, which are registered with the SEC, are payable in semi-annual installments of interest only and are scheduled to mature on October 1, 2007. The Senior Notes are general unsecured obligations of Allied Holdings, Inc. but are guaranteed by substantially all of our subsidiaries (the “Guarantor Subsidiaries”). The guarantees by these subsidiaries are full and unconditional and there are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to our company. Allied Holdings, Inc. owns 100% of the Guarantor Subsidiaries. The following companies (the “Nonguarantor Subsidiaries”) do not guarantee our obligations under the Senior Notes:

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
•	Haul Insurance Ltd.;

•	Arrendadora de Equipo Para el Transporte de Automoviles, S. de R.L. de C.V.;

•	Axis Logistica, S. de R.L. de C.V. ;

•	Axis Operadora Hermosillo;

•	Ace Operations, LLC.
The combined balance sheet information, combined statement of operations information and combined statement of cash flows information for the Guarantor Subsidiaries and the Nonguarantor Subsidiaries are presented in Note 18.
The agreement governing the Senior Notes includes a number of negative covenants that, prior to the Petition Date, limited our ability to, among other things, purchase or redeem stock, make dividend or other distributions, make investments, and incur or repay debt (with the exception of payment of interest and principal at stated maturity). One such covenant limited our ability to incur more than $230 million of additional indebtedness beyond the $150 million that existed on the date that the Senior Notes were issued.
The filing for protection under Chapter 11 on July 31, 2005, as described in Note 1 above, constituted an event of default under the Senior Notes. The indenture agreement governing the Senior Notes provides that as a result of this event of default, the outstanding amount of the Senior Notes became immediately due and payable without further action by any holder of the Senior Notes or the trustee under the indenture. However, payment of the Senior Notes, including the semi-annual interest payments, is automatically stayed as of the Petition Date, absent further order of the Bankruptcy Court. As a result of the Chapter 11 Proceedings, and pursuant to SOP 90-7, we have reclassified the outstanding balance on the Senior Notes along with the related interest accrued as of the Petition Date to liabilities subject to compromise.
(12) Income Taxes
For the three and nine months ended September 30, 2005 and 2004, the income tax expense differed from the amounts computed by applying federal statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance. For the nine months ended September 30, 2005, we did recognize a tax benefit related to the impairment of goodwill in the second quarter of 2005 to the extent that related deferred tax liabilities existed.
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
As debtors-in-possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the petition date, most pending litigation and pre-petition liabilities are stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover pre-petition claims against us. One exception to this stay of litigation is any action or proceeding by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the Chapter 11 Proceedings and, to the extent not resolved, will need to be addressed in the context of any plan of

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 Proceedings or their effect on our business or on outstanding legal proceedings.
(b) Letters of Credit
At September 30, 2005, we had issued $146.2 million of outstanding letters of credit to third parties related primarily to the settlement of insurance claims and reserves and support for a line of credit at one of our foreign subsidiaries. Of the $146.2 million, $43.6 million of these letters of credit were secured by borrowings under the Revolver in the DIP Facility and $102.6 million were issued by our wholly owned captive insurance subsidiary, Haul Insurance Limited, and are collateralized by $102.6 million of restricted cash and cash equivalents held by this subsidiary. We renew these letters of credit annually.
(c) Litigation, Claims, Assessments
We are involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial position and results of operations.
As part of the previously disclosed settlement agreement with Ryder System, Inc. (“Ryder”), we issued a letter of credit in favor of Ryder and agreed to certain scheduled increases in the amount of the letter of credit. At September 30, 2005, this letter of credit totaled $9.5 million and is included in the $146.2 million of outstanding letters of credit noted in (b) above. Ryder may only draw on the letter of credit if we fail to pay the workers’ compensation and liability claims that we assumed as part of the Ryder Automotive Carrier Group acquisition. We have provided the letter of credit in favor of Ryder because Ryder issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims that we assumed. Under the agreement with Ryder, effective March 31, 2005 and periodically thereafter, an actuarial valuation will be performed to determine the remaining amount outstanding of the workers’ compensation and liability claims that we assumed. Based on the results of the actuarial valuation, the letter of credit will be adjusted, as appropriate. The valuation as of March 31, 2005 is currently being performed. The completion of the valuation has been delayed due to the Chapter 11 filing.
(d) Purchase and Service Contract Commitments
In April 2001, we entered into a five-year agreement with IBM whereby IBM would provide our mainframe computer processing services. In December 2003, we negotiated an amendment to the agreement with IBM. The amended agreement has a ten-year term, which commenced in February 2004 and provides for additional services to be performed by IBM. These additional services include the management of applications relating to our electronic data interchange, network services, technical services as well as the provision of applications development and support services. Our Chapter 11 filing has not affected the services pursuant to this contract. The purchase commitment for the remaining life of the agreement was approximately $91.5 million as of September 30, 2005.
(e) Leases
We lease Rigs, office space, computer equipment, and certain terminal facilities under non-cancelable operating lease agreements. Included in these non-cancelable leases are operating lease commitments for approximately 453 Rigs. Lease terms range between five and seven years, expire between 2005 and 2010, and contain residual guarantees of up to 25% of the original cost of the Rigs. We included these residual value guarantees in the calculations that we performed in determining the proper classification of these leases. No accruals for these guarantees were considered necessary at September 30, 2005.
(f) Collective Bargaining Agreements
The expiration date of the contract between Allied Systems (Canada) Company and the Teamsters Union in Eastern Canada was October 31, 2005. This contract covers the drivers, mechanics, and yard personnel represented by the Teamsters Union in the provinces of Ontario and Quebec, who comprise approximately 70% of our Canadian employees who are covered by bargaining agreements. Our employees in Eastern Canada subject to this agreement have

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
recently ratified a one-year extension of the agreement without significant changes to the economic terms of the contract. The agreement, as ratified, is subject to approval by the Bankruptcy Court.
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
The net loss and the weighted-average number of common shares outstanding used to calculate basic and diluted loss per common share for the three and nine months ended September 30, 2005 and 2004 are shown below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic and Diluted Loss Per Share:
Net loss	$(15,996)	$(7,634)	$(101,104)	$(20,435)

Weighted-average number of common shares outstanding:
Basic and diluted	8,980	8,791	8,980	8,705
Net loss per common share:
Basic and diluted	$(1.78)	$(0.87)	$(11.26)	$(2.35)
For the three and nine months ended September 30, 2005 and 2004 we excluded common stock equivalents from the calculation of diluted loss per share, as the impact would have been antidilutive, which means that the resulting loss per share would have been less had we included these shares in the calculation. For the three months ended September 30, 2004, approximately 192,000 common stock equivalents were outstanding and for the nine months ended September 30, 2005 and 2004, common stock equivalents outstanding were approximately 8,000 and 550,000, respectively. Additionally, for the three months ended September 30, 2005 there were no dilutive common stock equivalents outstanding since the average price of our stock was less than the grant price of the respective common stock equivalents. Subsequent to the consummation of a plan of reorganization, earnings/loss per share could differ substantially from that shown in the table above due to potential changes in both the numerator and the denominator used in the calculation. Also, the consummation of a plan of reorganization could significantly dilute the interests of common stockholders.
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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
If we had applied the fair value method prescribed by SFAS No. 123, net loss and loss per common share would have been changed to the pro forma amounts indicated below for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Reported net loss	$(15,996)	$(7,634)	$(101,104)	$(20,435)
Plus: stock-based employee compensation included in reported net loss	—	85	—	475
Less: stock-based employee compensation determined using the fair value method	(149)	(300)	(476)	(1,055)

Pro forma net loss	$(16,145)	$(7,849)	$(101,580)	$(21,015)

Loss per share:
As reported:
Basic and Diluted	$(1.78)	$(0.87)	$(11.26)	$(2.35)
Pro forma:
Basic and Diluted	$(1.80)	$(0.89)	$(11.31)	$(2.41)
SFAS No. 123 was revised in December 2004 as SFAS No.123R. We will adopt the new standard effective January 1, 2006. See Note 3 for a summary of the revised provisions. Upon the consummation of a plan of reorganization, our current stock options could have no value, could be rendered null and void or could be replaced by new options.
(16) Other Comprehensive Loss
Total comprehensive loss for the three and nine months ended September 30, 2005 and 2004 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss	$(15,996)	$(7,634)	$(101,104)	$(20,435)
Foreign currency translation adjustments	(83)	2,417	(992)	897

	$(16,079)	$(5,217)	$(102,096)	$(19,538)

The foreign currency translation adjustment for the nine months ended September 30, 2005 is net of income taxes of $256,000. No such tax adjustments were recorded during the three months ended September 30, 2005 or during the three and nine months ended September 30, 2004.
Accumulated other comprehensive loss, net of income tax benefits of $1.9 million and $1.6 million as of September 30, 2005 and December 31, 2004, respectively, consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Cumulative foreign currency translation adjustments	$400	$1,392
Cumulative minimum pension liability adjustments	(1,748)	(1,748)

	$(1,348)	$(356)

(17) Industry Segment and Geographic Information
In accordance with the requirements of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, we have identified two reportable industry segments through which we conduct our operating

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
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
Presented below is certain financial information related to these two segments and corporate/other for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues — unaffiliated customers:
Allied Automotive Group	$196,440	$201,846	$636,943	$637,518
Axis Group	6,650	5,753	19,651	18,941

Total	$203,090	$207,599	$656,594	$656,459

Operating (loss) income:
Allied Automotive Group	$(5,153)	$228	$(73,986)	$7,121
Axis Group	800	(150)	1,792	1,143
Corporate/other	(844)	(859)	(6,972)	(5,868)

Total	(5,197)	(781)	(79,166)	2,396
Reconciling items:
Interest expense	(9,571)	(8,754)	(32,522)	(23,699)
Investment income	847	567	1,863	755
Foreign exchange (loss) gain, net	1,893	1,735	1,282	614
Other, net	—	(91)	—	(191)

Loss before reorganization items and income taxes	(12,028)	(7,324)	(108,543)	(20,125)
Reorganization items	(3,929)	—	(3,929)	—

Loss before income taxes	$(15,957)	$(7,324)	$(112,472)	$(20,125)

Total assets of these two segments and corporate/other as of September 30, 2005 and December 31, 2004 are presented below (in thousands):

	September 30,	December 31,
	2005	2004
Allied Automotive Group	$188,401	$274,228
Axis Group	23,683	19,690
Corporate/other	143,556	127,614

Total	$355,640	$421,532

Geographic financial information for the three and nine months ended September 30, 2005 and 2004 and as of September 30, 2005 and December 31, 2004, respectively, are presented below (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
United States	$163,860	$170,151	$528,562	$532,229
Canada	39,230	37,448	128,032	124,230

Total	$203,090	$207,599	$656,594	$656,459

	September 30,	December 31,
	2005	2004
Long-lived assets:
United States	$90,172	$97,621
Canada	34,877	38,014

Total	$125,049	$135,635

Revenues are attributed to the respective countries based on the terminal that provides the service and long-lived assets consist of property and equipment.
Our Automotive Group’s three largest customers are General Motors, Ford and DaimlerChrysler. During the three months ended September 30, 2005, these customers accounted for 33%, 21% and 14%, respectively, of our Automotive Group’s revenues. During the nine months ended September 30, 2005, these customers accounted for 33%, 23% and 14% respectively, of our Automotive Group’s revenues. A significant reduction in production levels, plant closings, changes in distribution strategies by our customers or the imposition of vendor price reductions by these manufacturers, the loss of any or all of these customers, or a significant reduction in the services provided to any of these customers by our Automotive Group would have a material adverse effect on our operations. Our two largest customers have recently made announcements regarding their intent to close certain production facilities. However, at this time it is not possible to assess the impact, if any, of these closures on our operations. On October 14, 2005 we filed a motion with the Bankruptcy Court seeking authorization to reject our contract for the transportation of motor vehicles with General Motors. We have since executed a definitive agreement with General Motors regarding an extension of our current contract for a period of three years. As a result, we have agreed to defer the Bankruptcy Court hearing on the motion to reject the contract. Upon approval by the Bankruptcy Court of the definitive agreement, we will withdraw the motion to reject.
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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
September 30, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations		Consolidated
Current assets:
				$
Cash and cash equivalents	$7	$1,505	$2,384		—	$3,896
Restricted cash, cash equivalents and other time deposits	—	—	33,882		—	33,882
Receivables, net of allowances	—	53,622	1,231		—	54,853
Inventories	—	5,227	—		—	5,227
Deferred income taxes	4,021	—	(46)		—	3,975
Prepayments and other current assets	3,565	18,517	5,047		(7,953)	19,176

Total current assets	7,593	78,871	42,498		(7,953)	121,009

Property and equipment, net of accumulated depreciation	3,878	117,968	3,203		—	125,049
Goodwill, net	—	3,938	—		—	3,938
Other assets:
Restricted cash, cash equivalents and other time deposits	—	—	68,684		—	68,684
Other noncurrent assets	30,919	5,536	505		—	36,960
Intercompany receivables (payables)	76,627	(76,627)	—		—	—
Investment in subsidiaries	(100,114)	7,067	—		93,047	—

Total other assets	7,432	(64,024)	69,189		93,047	105,644

Total assets	$18,903	$136,753	$114,890		$85,094	$355,640

Current liabilities not subject to compromise:
				$
Debtor-in-possession credit facility	$141,517	$—	$—		—	$141,517
Accounts and notes payable	2,871	13,952	8,006		(7,953)	16,876
Intercompany (receivables) payables	(147,788)	133,696	14,092		—	—
Accrued liabilities	4,066	50,395	23,155		—	77,616

Total current liabilities	666	198,043	45,253		(7,953)	236,009

Long-term liabilities not subject to compromise:
Postretirement benefits other than pensions	—	4,763	—		—	4,763
Deferred income taxes	3,989	—	—		—	3,989
Other long-term liabilities	508	21,870	46,590		—	68,968

Total long-term liabilities	4,497	26,633	46,590		—	77,720

Liabilities subject to compromise	157,261	28,171	—		—	185,432
Commitments and contingencies	—	—	—		—	—
Stockholders’ (deficit) equity :
Common stock, no par value	—	—	—		—	—
Additional paid-in capital	48,545	166,130	2,488		(168,618)	48,545
Treasury stock	(707)	—	—		—	(707)
(Accumulated deficit) retained earnings	(190,011)	(268,034)	20,559		247,475	(190,011)
Accumulated other comprehensive loss, net of tax	(1,348)	(14,190)	—		14,190	(1,348)

Total stockholders’ (deficit) equity	(143,521)	(116,094)	23,047		93,047	(143,521)

Total liabilities and stockholders’ (deficit) equity	$18,903	$136,753	$114,890		$85,094	$355,640

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
December 31, 2004
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$533	$1,983	$—	$2,516
Restricted cash, cash equivalents and other time deposits	—	—	27,378	—	27,378
Receivables, net of allowances	—	55,407	1,902	—	57,309
Inventories	—	4,649	—	—	4,649
Deferred income taxes	2,927	1,705	—	—	4,632
Prepayments and other current assets	1,699	10,465	250	—	12,414

Total current assets	4,626	72,759	31,513	—	108,898

Property and equipment, net of accumulated depreciation	4,744	127,676	3,215	—	135,635
Goodwill, net	1,515	82,462	—	—	83,977
Other assets:
Restricted cash, cash equivalents and other time deposits	—	—	55,502	—	55,502
Other noncurrent assets	31,995	4,907	618	—	37,520
Deferred income taxes	17,843	—	—	(17,843)	—
Intercompany receivables (payables)	75,147	(72,978)	(2,169)	—	—
Investment in subsidiaries	(9,070)	6,170	—	2,900	—

Total other assets	115,915	(61,901)	53,951	(14,943)	93,022

Total assets	$126,800	$220,996	$88,679	$(14,943)	$421,532

Current liabilities:
Current portion of long-term debt	$—	$13,500	$—	$—	$13,500
Borrowings under pre-petition revolving credit facility	—	2,972	—	—	2,972
Accounts and notes payable	3,818	30,696	176	—	34,690
Intercompany payables (receivables)	6,956	(6,956)	—	—	—
Accrued liabilities	7,067	47,923	30,473	—	85,463

Total current liabilities	17,841	88,135	30,649	—	136,625

Long-term liabilities:
Long-term debt, less current portion	150,000	84,766	—	—	234,766
Postretirement benefits other than pensions	—	5,082	—	—	5,082
Deferred income taxes	—	33,990	17	(17,843)	16,164
Other long-term liabilities	508	33,595	36,341	—	70,444

Total long-term liabilities	150,508	157,433	36,358	(17,843)	326,456

Commitments and contingencies	—	—	—	—	—
Stockholders’ (deficit) equity:
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	48,421	166,130	2,488	(168,618)	48,421
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(88,907)	(179,239)	19,184	160,055	(88,907)
Accumulated other comprehensive loss, net of tax	(356)	(11,463)	—	11,463	(356)

Total stockholders’ (deficit) equity	(41,549)	(24,572)	21,672	2,900	(41,549)

Total liabilities and stockholders’ (deficit) equity	$126,800	$220,996	$88,679	$(14,943)	$421,532

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Three Months Ended September 30, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$6,680	$202,667	$9,954	$(16,211)	$203,090

Operating expenses:
Salaries, wages and fringe benefits	839	109,446	—	—	110,285
Operating supplies and expenses	3,454	38,210	117	—	41,781
Purchased transportation	—	28,457	129	—	28,586
Insurance and claims	—	8,585	9,533	(9,531)	8,587
Operating taxes and licenses	47	6,738	—	—	6,785
Depreciation and amortization	225	6,333	140	—	6,698
Rents	373	1,434	3	—	1,810
Communications and utilities	675	500	10	—	1,185
Other operating expenses	1,873	7,412	50	(6,680)	2,655
Impairment of goodwill	—	—	—	—	—
Gain on disposal of operating assets, net	—	(85)	—	—	(85)

Total operating expenses	7,486	207,030	9,982	(16,211)	208,287

Operating loss	(806)	(4,363)	(28)	—	(5,197)

Other income (expense):
Interest expense	74	(9,579)	(66)	—	(9,571)
Investment income	—	11	836	—	847
Foreign exchange gains	—	1,709	184	—	1,893
Equity in (losses) income of subsidiaries	(11,439)	594	—	10,845	—

	(11,365)	(7,265)	954	10,845	(6,831)

(Loss) income before reorganization items and income taxes	(12,171)	(11,628)	926	10,845	(12,028)
Reorganization items	(3,825)	(104)	—	—	(3,929)

(Loss) income before income taxes	(15,996)	(11,732)	926	10,845	(15,957)
Income tax expense	—	(37)	(2)	—	(39)

Net (loss) income	$(15,996)	$(11,769)	$924	$10,845	$(15,996)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Three Months Ended September 30, 2004
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$6,681	$207,345	$10,139	$(16,566)	$207,599

Operating expenses:
Salaries, wages and fringe benefits	484	110,814	—	—	111,298
Operating supplies and expenses	3,560	32,723	88	—	36,371
Purchased transportation	—	27,072	—	—	27,072
Insurance and claims	—	11,401	9,885	(9,885)	11,401
Operating taxes and licenses	44	6,804	—	—	6,848
Depreciation and amortization	575	8,822	120	—	9,517
Rents	483	1,524	1	—	2,008
Communications and utilities	969	481	5	—	1,455
Other operating expenses	1,388	7,359	39	(6,681)	2,105
Loss on disposal of operating assets, net	—	305	—	—	305

Total operating expenses	7,503	207,305	10,138	(16,566)	208,380

Operating (loss) income	(822)	40	1	—	(781)

Other income (expense):
Interest expense	(1,049)	(7,634)	(71)	—	(8,754)
Investment income	—	10	557	—	567
Foreign exchange gains, net	—	1,681	54	—	1,735
Other, net	—	(91)	—	—	(91)
Equity in losses of subsidiaries	(5,711)	(37)	—	5,748	—

	(6,760)	(6,071)	540	5,748	(6,543)

(Loss) income before income taxes	(7,582)	(6,031)	541	5,748	(7,324)
Income tax (expense) benefit	(52)	285	(543)	—	(310)

Net loss	$(7,634)	$(5,746)	$(2)	$5,748	$(7,634)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Nine Months Ended September 30, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$20,040	$655,340	$29,846	$(48,632)	$656,594

Operating expenses:
Salaries, wages and fringe benefits	3,870	345,748	—	—	349,618
Operating supplies and expenses	10,286	116,837	282	—	127,405
Purchased transportation	—	88,700	129	—	88,829
Insurance and claims	—	26,584	29,173	(28,592)	27,165
Operating taxes and licenses	142	22,054	—	—	22,196
Depreciation and amortization	922	20,611	407	—	21,940
Rents	1,123	4,478	7	—	5,608
Communications and utilities	2,488	2,066	21	—	4,575
Other operating expenses	6,565	23,057	132	(20,040)	9,714
Impairment of goodwill	1,515	77,657	—	—	79,172
Gain on disposal of operating assets, net	(2)	(460)	—	—	(462)

Total operating expenses	26,909	727,332	30,151	(48,632)	735,760

Operating loss	(6,869)	(71,992)	(305)	—	(79,166)

Other income (expense):
Interest expense	(2,092)	(30,245)	(185)	—	(32,522)
Investment income	—	29	1,834	—	1,863
Foreign exchange gains	—	1,122	160	—	1,282
Equity in (losses) earnings of subsidiaries	(88,318)	897	—	87,421	—

	(90,410)	(28,197)	1,809	87,421	(29,377)

(Loss) income before reorganization items and income taxes	(97,279)	(100,189)	1,504	87,421	(108,543)
Reorganization items	(3,825)	(104)	—	—	(3,929)

(Loss) income before income taxes	(101,104)	(100,293)	1,504	87,421	(112,472)
Income tax benefit (expense)	—	11,497	(129)	—	11,368

Net (loss) income	$(101,104)	$(88,796)	$1,375	$87,421	$(101,104)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Nine Months Ended September 30, 2004
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$20,047	$655,391	$30,718	$(49,697)	$656,459

Operating expenses:
Salaries, wages and fringe benefits	4,863	354,300	—	—	359,163
Operating supplies and expenses	10,395	104,317	218	—	114,930
Purchased transportation	—	81,566	—	—	81,566
Insurance and claims	—	30,201	29,654	(29,650)	30,205
Operating taxes and licenses	122	21,381	—	—	21,503
Depreciation and amortization	1,905	27,569	358	—	29,832
Rents	1,428	4,321	4	—	5,753
Communications and utilities	2,718	2,024	18	—	4,760
Other operating expenses	4,334	22,605	164	(20,047)	7,056
Gain on disposal of operating assets, net	—	(705)	—	—	(705)

Total operating expenses	25,765	647,579	30,416	(49,697)	654,063

Operating (loss) income	(5,718)	7,812	302	—	2,396
Other income (expense):
Interest expense	(4,103)	(19,356)	(240)	—	(23,699)
Investment income	—	28	727	—	755
Foreign exchange gains (losses), net	—	674	(60)	—	614
Other, net	—	(191)	—	—	(191)
Equity in (losses) earnings of subsidiaries	(10,562)	233	—	10,329	—

	(14,665)	(18,612)	427	10,329	(22,521)

(Loss) income before income taxes	(20,383)	(10,800)	729	10,329	(20,125)
Income tax expense	(52)	(13)	(245)	—	(310)

Net (loss) income	$(20,435)	$(10,813)	$484	$10,329	$(20,435)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Nine Months Ended September 30, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(101,104)	$(88,796)	$1,375	$87,421	$(101,104)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Write-off and amortization of deferred financing costs	7,368	—	—	—	7,368
Depreciation and amortization	922	20,611	407	—	21,940
Impairment of goodwill	1,515	77,657	—	—	79,172
Reorganization items	3,825	104	—	—	3,929
Gain on disposal of assets and other, net	(2)	(460)	—	—	(462)
Foreign exchange gains, net	—	(1,282)	—	—	(1,282)
Deferred income taxes	20,994	(32,284)	29	—	(11,261)
Equity in losses (earnings) of subsidiaries	88,318	(897)	—	(87,421)	—
Change in operating assets and liabilities:
Receivables, net of allowances	—	2,058	671	—	2,729
Inventories	—	(547)	—	—	(547)
Prepayments and other assets	(9,682)	11,444	(4,797)	—	(3,035)
Accounts and notes payable	(218)	(19)	7,830	—	7,593
Intercompany payables (receivables)	(154,745)	142,822	11,923	—	—
Accrued liabilities	1,861	(5,084)	2,931	—	(292)

Net cash (used in) provided by operating activities before payment of reorganization items	(140,948)	125,327	20,369	—	4,748
Reorganization items paid	(712)	—	—	—	(712)

Net cash (used in) provided by operating activities	(141,660)	125,327	20,369	—	4,036

Cash flows from investing activities:
Purchases of property and equipment	—	(12,292)	(282)	—	(12,574)
Proceeds from sale of property and equipment	—	2,851	—	—	2,851
Increase in restricted cash, cash equivalents and other time deposits	—	—	(19,686)	—	(19,686)
Funds deposited with insurance carriers	—	(8,182)	—	—	(8,182)
Funds returned from insurance carriers	—	4,131	—	—	4,131
Decrease in the cash surrender value of life insurance	26	—	—	—	26

Net cash provided by (used in) investing activities	26	(13,492)	(19,968)	—	(33,434)

Cash flows from financing activities:
Repayment of revolving credit facilities, net	—	(2,972)	—	—	(2,972)
Additions to pre-petition long-term debt	—	25,000	—	—	25,000
Repayment of pre-petition long-term debt	—	(123,266)	—	—	(123,266)
Additions to DIP revolving credit facility, net	41,517	—	—	—	41,517
Additions to DIP facility term borrowings	100,000	—	—	—	100,000
Payment of deferred financing costs	—	(8,079)	—	—	(8,079)
Proceeds from insurance financing arrangements	—	8,470	—	—	8,470
Repayments of insurance financing arrangements	—	(10,122)	—	—	(10,122)
Proceeds from issuance of common stock	124	—	—	—	124

Net cash provided by (used in) financing activities	141,641	(110,969)	—	—	30,672

Effect of exchange rate changes on cash and cash equivalents	—	106	—	—	106

Net change in cash and cash equivalents	7	972	401	—	1,380
Cash and cash equivalents at beginning of period	—	533	1,983	—	2,516

Cash and cash equivalents at end of period	$7	$1,505	$2,384	$—	$3,896

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Nine Months Ended September 30, 2004
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss) income	$(20,435)	$(10,813)	$484	$10,329	$(20,435)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	2,094	—	—	—	2,094
Depreciation and amortization	1,905	27,569	358	—	29,832
Gain on disposal of operating assets, net	—	(705)	—	—	(705)
Foreign exchange gains, net	—	(614)	—	—	(614)
Deferred income taxes	—	—	—	—	—
Compensation expense related to stock options and grants	475	—	—	—	475
Equity in losses (earnings) of subsidiaries	10,562	(233)	—	(10,329)	—
Change in operating assets and liabilities:
Receivables, net of allowance for doubtful accounts	—	(3,200)	2,964	—	(236)
Inventories	—	(27)	—	—	(27)
Prepayments and other assets	(153)	(949)	(1,495)	—	(2,597)
Accounts and notes payable	391	27,397	(33,793)	—	(6,005)
Intercompany payables	3,316	(2,902)	(414)	—	—
Accrued liabilities	760	4,628	5,407	—	10,795

Net cash (used in) provided by operating activities	(1,085)	40,151	(26,489)	—	12,577

Cash Flows From Investing Activities:
Purchases of property and equipment	(137)	(17,442)	(475)	—	(18,054)
Proceeds from sale of property and equipment	—	2,117	—	—	2,117
Decrease in restricted cash and cash equivalents	—	—	(582)	—	(582)
Funds deposited with insurance carrier	—	(32,024)	—	—	(32,024)
Funds returned from insurance carrier	—	—	33,743	—	33,743
Decrease in cash surrender value of life insurance	147	—	—	—	147

Net cash provided by (used in) investing activities	10	(47,349)	32,686	—	(14,653)

Cash Flows From Financing Activities:
Additions to revolving credit facilities, net	—	18,226	—	—	18,226
Repayment of long-term debt	—	(14,792)	—	—	(14,792)
Proceeds from insurance premium financing	—	28,608	—	—	28,608
Repayments of insurance premium financing	—	(26,225)	—	—	(26,225)
Proceeds from issuance of common stock	526	—	—	—	526

Net cash provided by financing activities	526	5,817	—	—	6,343

Effect of exchange rate changes on cash and cash equivalents	—	487	—	—	487

Net change in cash and cash equivalents	(549)	(894)	6,197	—	4,754
Cash and cash equivalents at beginning of period	549	1,166	433	—	2,148

Cash and cash equivalents at end of period	$—	$272	$6,630	$—	$6,902

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
Executive Overview
Chapter 11 Proceedings
On July 31, 2005, Allied Holdings, Inc. and substantially all of its subsidiaries filed voluntary petitions seeking protection under Chapter 11 of the Bankruptcy Code. The filings were precipitated by various factors including the decline in new vehicle production at certain of our major customers, rising fuel costs, historically high levels of debt and increasing wage and benefit obligations for our employees covered by the Master Agreement with the Teamsters. For further information regarding these petitions, see Note 1 of the unaudited consolidated financial statements.
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
In connection with the Chapter 11 cases, certain orders have been granted by the Bankruptcy Court, including orders that authorize Allied and each of its subsidiaries to continue to:
•	pay pre-petition wages, payroll taxes, certain employee benefits and related expenses;

•	maintain and pay obligations with respect to our insurance programs, including the continued payment of workers’ compensation claims on an uninterrupted basis in the ordinary course of business, all premiums and other amounts due and owing with respect to the insurance programs; and

•	enter into financing arrangements for insurance premiums on a continuing basis.
Certain other orders have been entered by the Bankruptcy Court relative to the Chapter 11 filing that include orders authorizing us to maintain our existing cash management systems, use existing bank accounts and orders authorizing us to honor pre-petition cargo claims.
Motions which are currently pending and will be considered by the Bankruptcy Court include a motion which we filed asking for the ability to put into place a plan designed to retain certain of our employees, a motion which has been filed by various shareholders requesting that the Bankruptcy Court form a committee of equity security holders, and a motion that we filed seeking authorization to reject our contract for the transportation of motor vehicles with General Motors. We have since executed a definitive agreement with General Motors regarding an extension of our current contract for a period of three years. As a result, we have agreed to defer the Bankruptcy Court hearing on the motion to reject the contract. Upon approval by the Bankruptcy Court of the definitive agreement, we will withdraw the motion to reject.
Also, in connection with the Chapter 11 filing, we entered into the DIP Facility with a group of lenders to provide us with financing during the Chapter 11 Proceedings. Funds under the DIP Facility allow us to operate in the normal course of business and are available to help satisfy our working capital obligations during the Chapter 11 Proceedings, including payment under normal terms for goods and services provided after the Petition Date, payment of wages and benefits to active employees and retirees and other items approved by the Bankruptcy Court.

The DIP Facility is more fully discussed in Note 11 of the unaudited consolidated financial statements.
At this time, it is not possible to accurately predict the effect of the Chapter 11 Proceedings on our business and if or when we will emerge from Chapter 11. Our future results of operations will depend on the timely and successful confirmation and implementation of a plan of reorganization and we can provide no assurance that the Bankruptcy Court will confirm the proposed plan of reorganization, or that any such plan will be consummated. The rights and claims of various creditors and security holders will be determined by the plan as well. Under the priority plan established by the Bankruptcy Code, certain post-petition and pre-petition liabilities must be satisfied before shareholders are entitled to any distributions. The ultimate recovery during the Chapter 11 Proceedings to creditors and shareholders, if any, will not be determined until confirmation of the plan of reorganization. We can provide no assurance concerning the values, if any, that will be ascribed in the Chapter 11 Proceedings to the interests of each of these constituencies and it is possible that our equity or other debt securities will be restructured in a manner that will substantially reduce or eliminate any remaining value. If a plan of reorganization is not approved, it is possible that our assets will be liquidated. As of December 9, 2005 we had not filed our plan of reorganization with the Bankruptcy Court. Due to these uncertainties, an investment in our common stock or debt securities is highly speculative and accordingly, we urge investors to exercise caution with respect to existing and future investments in our common stock or debt securities.
Other Events
On December 8, 2005 we executed a definitive agreement with General Motors to extend our current contract for transportation services through December 31, 2008. The agreement remains subject to approval by the Bankruptcy Court.
The expiration date of the collective bargaining agreement between our subsidiary in Canada and the Teamsters Union in Eastern Canada was October 31, 2005. This contract covers the drivers, mechanics, and yard personnel represented by the Teamsters Union in the provinces of Ontario and Quebec, who comprise approximately 70% of our Canadian employees who are covered by bargaining agreements. Our employees in Eastern Canada subject to this agreement have recently ratified a one-year extension of the agreement without significant changes to the economic terms of the contract. The agreement, as ratified, is subject to approval by the Bankruptcy Court.
On November 17, 2005, we entered into an amendment to the DIP Facility to provide that an aggregate of $3.5 million of self-insured liability expense incurred in the month of September 2005 will not be included in calculating certain financial covenants included in the DIP Facility. As a result of this amendment, we remained in compliance with the covenants of our DIP Facility at September 30, 2005 but can provide no assurance that we will be able to comply with these or other debt covenants in the future or that, if we fail to do so, that we will be able to obtain amendments to or waivers of such covenants. Therefore, the term loans included in the DIP Facility are classified as a current liability.
On June 17, 2005, we filed an application with the SEC to voluntarily delist our common stock from trading on the American Stock Exchange (“AMEX”). We made the decision to voluntarily delist our common stock from trading on the AMEX because we no longer believed that we would be able to comply with certain continued listing requirements of the AMEX. The AMEX halted trading of our common stock effective July 31, 2005, the date we filed for bankruptcy protection. On August 18, 2005, the SEC issued an order granting the application and our common stock was delisted from the AMEX on such date. Currently, our common stock is quoted on the pink sheets under the symbol AHIZQ.PK. The pink sheets are a daily listing of bid and ask prices for over-the-counter stocks not included on the daily over-the-counter bulletin boards. We can provide no assurance that our common stock will continue to be quoted on the pink sheets.
Our two largest customers have recently made announcements regarding their intent to close certain production facilities. However, at this time it is not possible to assess the impact, if any, of these closures on our operations.
In this section, we will discuss the following:
•	Results of Operations;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Disclosures About Market Risks;

•	Critical Accounting Policies and Estimates;

•	Recent Accounting Pronouncements;

•	Factors Which May Affect Future Results; and

•	Cautionary Notice Regarding Forward-looking Statements.
Results of Operations
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
For the third quarter of 2005, we recorded a net loss of $16.0 million compared to a net loss of $7.6 million in the third quarter of 2004. As more fully discussed in the quarter over quarter comparison below, the increase in our net loss for the third quarter of 2005 versus the third quarter of 2004 was primarily a result of a decrease in the number of vehicles we delivered, higher operating expenses, which includes higher salaries for employees covered by collective bargaining agreements, workers’ compensation expense and an increase in the cost of fuel, as well as additional expenses related to our Chapter 11 Proceedings. The impact of the decline in the number of vehicles we delivered was partially mitigated by an increase in revenue per vehicle delivered. The following table sets forth the percentage relationship of expense items to revenues:

	Third Quarter
	2005	2004
	As a % of revenues
Revenues	100.0%	100.0%

Operating expenses:
Salaries, wages, and fringe benefits	54.3%	53.6%
Operating supplies and expenses	20.6%	17.5%
Purchased transportation	14.1%	13.0%
Insurance and claims	4.2%	5.5%
Operating taxes and licenses	3.3%	3.3%
Depreciation and amortization	3.3%	4.6%
Rents	0.9%	1.0%
Communications and utilities	0.6%	0.7%
Other operating expenses	1.3%	1.0%
Loss on disposal of operating assets, net	—%	0.2%

Total operating expenses	102.6%	100.4%

Operating loss	(2.6)%	(0.4)%

Other income (expense):
Interest expense	(4.7)%	(4.2)%
Investment income	0.4%	0.3%
Foreign exchange gains	0.9%	0.8%

	(3.4)%	(3.1)%

Loss before reorganization items and income taxes	(6.0)%	(3.5)%
Reorganization items	(1.9)%	—%

Loss before income taxes	(7.9)%	(3.5)%
Income tax expense	—%	(0.2)%

Net loss	(7.9)%	(3.7)%

Revenues
Revenues were $203.1 million in the third quarter of 2005 versus revenues of $207.6 million in the third quarter of 2004, a decrease of 2.2% or $4.5 million. The decrease in revenues was due primarily to a 6.9% reduction in the number of vehicles we delivered in the third quarter of 2005 versus the third quarter of 2004. The reduction in the number of vehicles delivered was primarily a result of the removal of six locations from our DamilerChrysler contract during the fourth quarter of 2004 and a 5.4% decline in vehicle production by our two largest customers. Although the number of vehicles that we delivered decreased during the third quarter of 2005 versus the third quarter of 2004, our revenue per vehicle delivered increased by $4.55, or 4.5%, due primarily to the positive impact from our fuel surcharge programs, rate increases negotiated with certain customers and the strengthening of the Canadian dollar, partially offset by the average length of haul.
Revenues from our fuel surcharge programs represent billings to our customers related to the increase in the price of fuel. The fuel surcharge programs mitigate, in part, the rising cost of fuel by allowing us to pass on at least a portion of the increase to those customers who participate in the programs. For the third quarter of 2005, the increase in our revenue attributed to the fuel surcharge programs was approximately $3.06 per unit greater than the third quarter of 2004. Revenues from fuel surcharges represented 5.4% of our Automotive Group’s revenues during the third quarter of 2005 whereas in the third quarter of 2004, revenues from fuel surcharges represented only 2.4% of our Automotive Group’s revenues. The increase in fuel surcharge revenue is due to the increase in fuel prices as well as an increase in the number of customers who participate in the fuel surcharge programs. During the third quarter of 2005, we had fuel surcharge programs in place with customers comprising substantially all of our Automotive Group’s revenues whereas for two-thirds of the third quarter of 2004 (the months of July and August) fuel surcharge programs were in place with customers that comprised only 59% of our Automotive Group’s revenues.
The majority of our fuel surcharges reset at the beginning of the quarter based on fuel prices in the previous quarter, which causes a one-quarter lag between the time when fuel prices change and when the fuel surcharge is adjusted. As a result, if the volume of vehicles delivered during any quarter is less than the volume in the previous quarter and the price of fuel increases, we may not recover all of the fuel price increase through the fuel surcharge programs due to the one-quarter lag. Future revenues derived from fuel surcharges would be impacted if any of our customers terminate their fuel surcharge agreement with us. Further, the fuel surcharge program relating to one customer who comprised approximately 33% of our Automotive Group’s revenues for the third quarter of 2005 may be terminated at the sole discretion of this customer.
The Canadian dollar strengthened relative to the U.S. dollar in the third quarter of 2005 versus the third quarter of 2004. Revenues from our Canadian subsidiary are positively impacted when the Canadian dollar strengthens against its U.S. counterpart. During the third quarter of 2005, the Canadian dollar averaged the equivalent of U.S. $0.8314 versus U.S $0.7644 during the third quarter of 2004. This currency fluctuation resulted in an estimated increase in revenues of $3.1 million or $1.68 per unit in the third quarter of 2005 versus the third quarter of 2004.
Increases to our revenue per unit were offset by a decrease related to the average distance driven to deliver a vehicle, which we refer to as the “ average length of haul.” Since a portion of our revenue is based on the number of miles driven to deliver a vehicle, a decrease in the average length of haul reduces our revenue and revenue per unit. The average length of haul may fluctuate based on changes in the distribution patterns of our customers and how the vehicle deliveries are dispatched from our terminal locations. During the third quarter of 2005, our revenue per vehicle decreased by approximately $2.15 per unit as a result of a reduction in the average length of haul.
Salaries, wages, and fringe benefits
Salaries, wages and fringe benefits increased from 53.6% of revenues in the third quarter of 2004 to 54.3% of revenues in the third quarter of 2005. Driver pay is based primarily on the number of miles driven to deliver vehicles and is affected by changes in revenue related to changes in volume but is not affected by fluctuations in fuel surcharge revenues. The increase in revenues related to the fuel surcharge programs in the third quarter of 2005 over the third quarter of 2004 has lowered salaries, wages and fringe benefits as a percentage of revenues. Salaries, wages and fringe benefits were unfavorably impacted in the third quarter of 2005 by $3.5 million related to the unfavorable development of workers’ compensation claims for prior years. Also, this expense category was unfavorably impacted by the agreed-upon rate increases related to our employees covered by the Master Agreement with the Teamsters. As part of our contract with the Teamsters, an increase in benefits went into effect on August 1 of 2004 and 2005 and a 2% wage increase went into effect on June 1, 2005. Our labor costs for employees covered by bargaining agreements related to the delivery of vehicles increased by approximately 3.0% per vehicle delivered and resulted in additional expense of approximately $1.2 million in the third quarter of 2005 compared to the third quarter of 2004. Salaries and benefits related to our non-bargaining employees remained relatively flat quarter over quarter.
Operating supplies and expenses
Operating supplies and expenses increased from 17.5% of revenues in the third quarter of 2004 to 20.6% of revenues in the third quarter of 2005. The increase is due primarily to an increase in fuel expense, which increased from 6.0% of revenues in the third quarter of 2004 to 8.8% of revenues in the third quarter of 2005. The average price of fuel was approximately 39.9% higher in the third quarter of 2005 than the third quarter of 2004 for our U.S. operations. We estimate that the increase in the price of fuel resulted in additional fuel expense of approximately $6.2 million. However, during the third quarter of 2005, we had fuel surcharge agreements in place with substantially all of our customers. As a result, the corresponding effect of the related fuel surcharges, which are included as a component of revenues, was approximately $4.4 million, resulting in an unfavorable impact of $1.8 million on our operating income for the third quarter of 2005 compared to the third quarter of 2004. As noted in the revenue discussion above, we may not recover all of the fuel price increase through the fuel surcharge programs in any quarter in which the volume is less than the previous quarter since the recovery through the fuel surcharge programs in that quarter would be based on the fuel prices in the previous quarter.
Purchased transportation
Purchased transportation increased from 13.0% of revenues in the third quarter of 2004 to 14.1% of revenues in the third quarter of 2005. Purchased transportation primarily represents the cost to our Automotive Group of utilizing owner-operators of Rigs covered by the collective bargaining agreement with the Teamsters, who receive a percentage of the revenue generated from transporting vehicles on our behalf. Purchased transportation increased in the third quarter of 2005 over the third quarter of 2004 primarily as a result of the increase in fuel surcharge revenue discussed above. Fuel surcharge revenue derived from vehicle deliveries by owner-operators is included in revenues while the reimbursement of the fuel surcharge revenue to the owner-operator is included in purchased transportation expense.
Insurance and claims
Insurance and claims expense decreased from 5.5% of revenues in the third quarter of 2004 to 4.2% of revenues in the third quarter of 2005. Our auto and general liability expense decreased by approximately $2.0 million in the third quarter of 2005 versus the third quarter of 2004, which is due primarily to the adverse development during the third quarter of 2004 of a previously reported claim and lower actual and projected losses, as well as a decrease in premiums and other fees related to our insurance programs during 2005. Additionally, cargo claims decreased by approximately $1.1 million in the third quarter of 2005 versus the third quarter of 2004. The decrease in cargo claims is due in part to damage related to a specific customer product launch during the third quarter of 2004 and an improvement in the percentage of vehicles we delivered damage-free in 2005. The percentage of vehicles we delivered damage-free increased from 99.73% in the third quarter of 2004 to 99.78% in the third quarter of 2005, an improvement of 1,282 damage-free vehicles.
Depreciation and amortization
Depreciation and amortization decreased from 4.6% of revenues in the third quarter of 2004 to 3.3% of revenues in the third quarter of 2005. The decrease was due primarily to a decline in the depreciable asset base as a result of certain aged equipment being fully depreciated to salvage value, as well as our decision to upgrade and extend our fleet of Rigs through our remanufacturing program rather than purchase new Rigs. The fleet remanufacturing program has reduced our capital spending and has resulted in a higher percentage of remanufactured Rigs in our fleet with a lower depreciable base compared to new Rigs. Depreciation expense in the third quarter of 2005 was also lower as a result of the decision to remove 710 tractors and 834 trailers from the depreciable base during the fourth quarter of 2004 when we performed an analysis of our fleet of Rigs and determined that these tractors and trailers were not viable for remanufacture and would be sold for scrap value. Pursuant to this determination, we changed the estimated remaining useful lives of these assets. As of December 31, 2004 these assets were fully depreciated and accordingly there was no depreciation expense for these tractors and trailers during the third quarter of 2005.
Other operating expenses
Other operating expenses increased from 1.0% of revenues in the third quarter of 2004 to 1.3% of revenues in the third quarter of 2005 primarily as a result of an increase in legal and professional fees incurred for the preparation of the Chapter 11 filings.
Interest expense
Interest expense increased from $8.8 million in the third quarter of 2004 to $9.6 million in the third quarter of 2005. The increase is due to the prepayment penalty of $1.9 million, which we paid to our Pre-petition lenders in August 2005, and increases in our average outstanding debt and effective interest rate. Our average outstanding debt increased by approximately $32.8 million in the third quarter of 2005 as compared to the third quarter of 2004, which increased our interest expense by approximately $1.0 million. In addition, our effective interest rate increased from 9.6% in the third quarter of 2004 to 12.8% in the third quarter of 2005. The change in our effective interest rate increased our expense by approximately $0.9 million in the third quarter of 2005 versus the third quarter of 2004. These increases were partially offset by the discontinuation of the accrual of interest on our Senior Notes and a decrease in interest on tax assessments. Effective August 1, 2005 and in accordance with SOP 90-7, we ceased accruing interest on our Senior Notes since the repayment of this debt and related interest are stayed by the Bankruptcy Court as a result of the Chapter 11 Proceedings. Contractual interest not accrued or paid on the Senior Notes was $2.2 million for the three months ended September 30, 2005.
Reorganization items
During the third quarter of 2005 we incurred approximately $3.9 million in costs related to the Chapter 11 Proceedings. These costs are primarily for legal and professional services rendered and the write-off of deferred financing costs related to the issuance of our Senior Notes. See Note 1 of the consolidated financial statements for a summary of the reorganization items.
Income taxes
For the three months ended September 30, 2005 and 2004, the income tax expense differed from the amounts computed by applying federal statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
For the nine months ended September 30, 2005, we recorded a net loss of $101.1 million compared to a net loss of $20.4 million in the nine months ended September 30, 2004. As discussed more fully in the year-to-date comparison below, the increase in our net loss for the nine months ended September 30, 2005 was largely a result of the non-cash goodwill impairment charge that we recorded in the second quarter of 2005, a reduction in the number of vehicles we delivered, an increase in the cost of fuel and labor, additional expenses related to the Chapter 11 Proceedings and an increase in interest expense associated with higher effective interest rates and levels of debt. The following table sets forth the percentage relationship of expense items to revenues:

	Nine Months Ended September 30,
	2005	2004
	As a % of revenues
Revenues	100.0%	100.0%

Operating expenses:
Salaries, wages, and fringe benefits	53.2%	54.7%
Operating supplies and expenses	19.4%	17.5%
Purchased transportation	13.5%	12.4%
Insurance and claims	4.1%	4.6%
Operating taxes and licenses	3.4%	3.3%
Depreciation and amortization	3.3%	4.5%
Rents	0.9%	0.9%
Communications and utilities	0.7%	0.7%
Other operating expenses	1.5%	1.1%
Impairment of goodwill	12.1%	—
Gain on disposal of operating assets, net	(0.1)%	(0.1)%

Total operating expenses	112.0%	99.6%

Operating (loss) income	(12.0)%	0.4%

Other income (expense):
Interest expense	(5.0)%	(3.6)%
Investment income	0.3%	0.1%
Foreign exchange gains	0.2%	0.1%

	(4.5)%	(3.4)%

Loss before reorganization items and income taxes	(16.5)%	(3.0)%
Reorganization items	(0.6)%	—

Loss before income taxes	(17.1)%	(3.0)%
Income tax benefit	1.7%	(0.1)%

Net loss	(15.4)%	(3.1)%

Revenues
Revenues were $656.6 million in the nine months ended September 30, 2005 versus revenues of $656.5 million in the nine months ended September 30, 2004. Although revenues were relatively flat between the two periods, the number of vehicles we delivered decreased by 6.5% due to the removal of six locations from our contract with DaimlerChrysler during the fourth quarter of 2004 and the decline in vehicle production by our two largest customers. During the nine months ended September 30, 2005, vehicle production by our two largest customers declined 9.3% over the nine months ended September 30, 2004. The decline in the number of vehicles delivered was offset by an increase in revenue per vehicle delivered. For the nine months ended September 30, 2005 revenue per vehicle delivered increased by $6.57 per unit, or 6.8%, due primarily to the impact of the fuel surcharge programs, rate increases negotiated with certain customers and the strengthening of the Canadian dollar.
For the nine months ended September 30, 2005, revenue from fuel surcharges represented 4.5% of our Automotive Group’s revenues, whereas, in the nine months ended September 30, 2004, revenue from fuel surcharges represented only 1.7% of our Automotive Group’s revenues. For eight of the nine months in the period ended September 30, 2004, fuel surcharge programs were in place with customers who comprised only 59% of our Automotive Group’s revenues whereas in the nine months ended September 30, 2005, fuel surcharge programs were in place with customers comprising substantially all of our Automotive Group’s revenues. The impact of the fuel surcharge program on our revenue per vehicle delivered was an increase of $2.85 per unit.
During the nine months ended September 30, 2005, the Canadian dollar averaged the equivalent of U.S. $0.8174 versus U.S. $0.7534 during the nine months ended September 30, 2004. This currency fluctuation resulted in an estimated increase in our revenues of $10.0 million or $1.61 per unit.

The increase in revenue per unit for the nine months ended September 30, 2005 was also increased by $0.23 as a result of the final resolution of fees in the first quarter of 2005 of $1.4 million previously paid by a customer that had been deferred and included in accrued liabilities. Offsetting the increases in revenue per vehicle delivered was a decline of $0.51 per unit due to a reduction in the average length of haul.
Salaries, wages, and fringe benefits
Salaries, wages and fringe benefits decreased from 54.7% of revenues in the nine months ended September 30, 2004 to 53.2% of revenues in the nine months ended September 30, 2005. As discussed above, wages are not affected by fluctuations in fuel surcharge revenues. The increase in fuel surcharge revenues in the nine months ended September 30, 2005 versus the nine months ended September 30, 2004 accounts for the decrease in salaries, wages and fringe benefits as a percentage of revenues.
For the nine months ended September 30, 2004, workers’ compensation costs were 5.1% of revenues versus 4.8% of revenues for the nine months ended September 30, 2005. Workers’ compensation expense decreased from $33.6 million in the nine months ended September 30, 2004 to $31.6 million in the nine months ended September 30, 2005. Workers’ compensation costs for both years include charges related to the unfavorable development of claims incurred in prior years.
As discussed in the quarter over quarter comparison above, wage rates increased primarily as a result of the agreed-upon rate increases for our employees covered by the Master Agreement with the Teamsters, which increased benefits effective August 1 of 2004 and 2005 and effected a 2% wage increase on June 1, 2005. Our bargaining labor costs related to the delivery of vehicles increased by approximately 5.5% per vehicle delivered and resulted in additional expense of approximately $10.4 million in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.
Salaries, wages and fringe benefits expense related to our non-bargaining employees decreased from 6.1% of revenues in the nine months ended September 30, 2004 to 5.8% of revenues in the nine months ended September 30, 2005 primarily as a result of a reduction in head count. Including the reduction in head count related to the outsourcing of our remaining information technology services with IBM during the first quarter of 2004, the average number of non-bargaining full time employees decreased by approximately 9.9% for the nine months ended September 30, 2005 versus the nine months ended September 30, 2004. Expenses related to the IBM outsourcing agreement are included in “operating supplies and expenses” in our statement of operations.
Operating supplies and expenses
Operating supplies and expenses increased from 17.5% of revenues in the nine months ended September 30, 2004 to 19.4% of revenues in the nine months ended September 30, 2005. The increase is due primarily to an increase in fuel expense, which increased from 5.9% of revenues in the nine months ended September 30, 2004 to 7.9% of revenues for the nine months ended September 30, 2005. The average price of fuel was approximately 34.5% higher in the nine months ended September 30, 2005 than the nine months ended September 30, 2004 for our U.S. operations. We estimate that the increase in the cost of fuel resulted in an expense increase of approximately $16.2 million. The corresponding effect on fuel surcharges, which are included in revenues, was approximately $14.2 million, partially mitigating the unfavorable impact on our operating income for the nine months ended September 30, 2005 versus the nine months ended September 30, 2004.
Purchased transportation
Purchased transportation increased from 12.4% of revenues in the nine months ended September 30, 2004 to 13.5% of revenues in the nine months ended September 30, 2005 primarily as a result of the increase in fuel surcharge revenue discussed above. Purchased transportation was also affected by an increase in the average length of haul for vehicle deliveries by owner-operators. Though the average length of haul for vehicle deliveries for us was lower for the nine months ended September 30, 2005 than the nine months ended September 30, 2004, the average length of haul related to owner-operators increased by 2.9%. The average length of haul may fluctuate based on changes in the distribution patterns of our customers and how the vehicle deliveries are dispatched from our terminal locations.

Insurance and claims
Insurance and claims expense decreased from 4.6% of revenues for the nine months ended September 30, 2004 to 4.1% of revenues for the nine months ended September 30, 2005. Auto and general liability expense was approximately $2.0 million lower in the nine months ended September 30, 2005 due to lower actual and projected losses, as well as a decrease in premiums and other fees related to our insurance programs. Additionally, cargo claims decreased by $1.3 million during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily as a result of damage related to a specific customer product launch during the third quarter of 2004 and an improvement in the percentage of vehicles we delivered damage-free in 2005. The percentage of vehicles we delivered damage-free increased from 99.74% during the nine months ended September 30, 2004 to 99.80% in the nine months ended September 30, 2005, an improvement of 4,678 vehicles.
Depreciation and amortization
Depreciation and amortization expense decreased from 4.5% of revenues in the nine months ended September 30, 2004 to 3.3% of revenues in the nine months ended September 30, 2005. The decrease is due to the same factors that are discussed above in the quarter over quarter comparison.
Other operating expenses
Other operating expenses increased from 1.1% of revenues during the nine months ended September 30, 2004 to 1.5% of revenues in the nine months ended September 30, 2005. The increase is due to the same factors that are discussed above in the quarter over quarter comparison.
Impairment of goodwill
During the second quarter of 2005, we recorded impairment of goodwill of $79.2 million at our Automotive Group. This impairment loss represented the entire carrying value of goodwill for this reporting unit, since the estimated fair value of the reporting unit’s goodwill was determined to be zero. To determine the fair value of the reporting unit, management considered available information including market values of securities, appraisals of the Automotive Group’s long-term tangible assets and discounted cash flows from our revised forecasts. The fair value of goodwill at our Automotive Group was affected by a decrease in projected sales volume for this reporting unit that was impacted by a decline in actual and projected OEM production levels, particularly at our two largest customers, as well as management’s analysis of other cash flow factors and trends, including capital expenditure requirements in excess of previous estimates.
Interest expense
Interest expense increased from $23.7 million in the nine months ended September 30, 2004 to $32.5 million in the nine months ended September 30, 2005. The increase is due to the write off of deferred financing costs for our Pre-petition Facility, lender fees and increases in our average outstanding debt and effective interest rates. Based on the financial reports delivered on July 29, 2005 to our lenders under the Pre-petition Facility, we were in violation of one of the financial covenants in our Pre-petition Facility as of June 30, 2005. As a result, we wrote off the related $4.9 million in deferred financing costs during the second quarter of 2005. We also paid our Pre-petition Facility lenders a prepayment penalty of $1.9 million in August 2005 as well as additional fees related to the various amendments made to our Pre-petition Facility. Our average outstanding debt increased by approximately $15.2 million during the nine months ended September 30, 2005 versus the nine months ended September 30, 2004 and was impacted by the addition of Pre-petition Facility Term Loan B in the fourth quarter of 2004 and Pre-petition Facility Term Loan C in the second quarter of 2005. The increase in our average outstanding debt resulted in additional interest expense of approximately $1.4 million. The interest rates on the two Pre-petition Facility term loans were higher than amounts previously financed under the revolving credit facility included in our Pre-petition Facility, and due to the amendments to our Pre-petition Facility occurring between May and July 2005, we incurred additional interest of 3% on all outstanding debt for the period commencing May 30, 2005 and ending on August 1, 2005. As a result, our effective interest rate increased from 9.48% in the nine months ended September 30, 2004 to 12.32% in the nine months ended September 30, 2005, thereby increasing our interest expense by approximately $2.4 million. These increases were partially offset by the discontinuation of interest accrued on our Senior Notes effective August 1, 2005 and a decrease in interest on tax assessments. In accordance with SOP 90-7, we ceased accruing interest on our Senior Notes since the repayment of this debt and related interest are stayed by the

Bankruptcy Court as a result of the Chapter 11 Proceedings. Contractual interest not accrued or paid on the Senior Notes was $2.2 million for the nine months ended September 30, 2005.
Reorganization items
During the nine months ended September 30, 2005 we incurred approximately $3.9 million in costs related to the Chapter 11 Proceedings. These costs are primarily for legal and professional services rendered and the write-off of deferred financing costs related to the issuance of our Senior Notes. See Note 1 of the unaudited consolidated financial statements for a summary of the reorganization items.
Income taxes
For the nine months ended September 30, 2005 and 2004, the income tax expense differed from the amounts computed by applying federal statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance. For the nine months ended September 30, 2005, we did recognize a tax benefit related to the impairment of goodwill in the second quarter of 2005 to the extent that related deferred tax liabilities existed.
Liquidity and Capital Resources
Working Capital
Our primary sources of liquidity are funds provided by operations and borrowings under our DIP Facility. We use our cash primarily for the remanufacture and maintenance of our Rigs and terminal facilities, the payment of operating expenses, the servicing of our debt, and the funding of other capital expenditures. We use restricted cash and cash equivalents, restricted time deposits and restricted investments to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. These collateral assets are not available for our operations.
On August 1, 2005, we obtained the DIP Facility to provide debtor-in-possession financing in connection with our Chapter 11 filing. On August 2, 2005, using funds received from our DIP Facility, we repaid all obligations outstanding under the Pre-petition Facility, including the $1.9 million premium due for prepayment of the facility prior to maturity. See Note 11 of the unaudited consolidated financial statements for a description of the DIP Facility.
On November 17, 2005, we entered into an amendment to the DIP Facility to provide that an aggregate of $3.5 million of self-insured liability expense incurred in the month of September 2005 will not be included in calculating certain financial covenants included in the DIP Facility. As a result of this amendment, we remained in compliance with the covenants of our DIP Facility at September 30, 2005 but can provide no assurance that we will be able to comply with these or other debt covenants in the future or that, if we fail to do so, that we will be able to obtain amendments to or waivers of such covenants. Therefore, the term loans included in the DIP Facility are classified as a current liability.
We believe that funds from our operations and the availability under our Revolver in the DIP Facility will provide us with sufficient liquidity to fund our operations, capital expenditures and debt service obligations under the DIP Facility during the Chapter 11 Proceedings. Also, we expect to have additional liquidity during the Chapter 11 Proceedings as a result of the stay of certain pre-petition liabilities, which includes the Senior Notes and related interest. However, our ability to continue as a going concern is predicated upon, among other things, the confirmation of a plan of reorganization, compliance with the provisions of the DIP Facility, our ability to generate cash flows from operations and our ability to obtain financing sufficient to satisfy our future obligations. We can provide no assurance that we will be successful.
Operating Activities
We use the indirect method to prepare our statement of cash flows. Accordingly, we compute net cash provided by operating activities by adjusting the net loss for all items included in the net loss that do not currently affect operating cash receipts and payments. Cash provided by operating activities was $4.0 million for the nine months ended September 30, 2005 compared to $12.6 million for the nine months ended September 30, 2004. This reduction in cash from operating activities was due to increased cash outlays for operating expenses and increased interest costs. Interest costs were primarily affected by the prepayment penalty of $1.9 million that we paid to our pre-petition lenders in August of 2005. These increased cash outlays were partially offset by improved cash collections from our customers due to more intense collection efforts by our revenue department. Though revenues for the nine months ended September 30, 2005 were generally flat compared to the nine months ended September 30, 2004, cash received from our customers increased by approximately $3.1 million.
Investing Activities
During the nine months ended September 30, 2005, we used $33.4 million in investing activities compared to $14.7 million during the nine months ended September 30, 2004. Cash used in investing activities increased as a result of the increase in restricted cash and other time deposits required to collateralize our self-insurance reserves at our captive insurance company and changes in our insurance financing arrangements. The increase in the collateral requirements resulted in an increase in our restricted cash and other time deposits. Since these funds are not available for our use, an increase in restricted funds negatively impacts our cash flows. Additionally, during 2004, we financed substantially all of our 2004 insurance costs through insurance financing arrangements whereas during 2005 we only financed a portion of our insurance costs. These arrangements require a portion of the proceeds from the financing arrangements to be held in escrow and returned to us as we pay our self-insurance claims. The level of insurance costs that are financed and the timing of related claims payments impact these cash flows.
To offset the reduction in cash available for our use, we reduced our capital expenditures from $18.1 million during the nine months ended September 30, 2004 to $12.6 million during the nine months ended September 30, 2005. During 2004 we invested approximately $18.7 million in our fleet of Rigs and expect to invest approximately $17.2 million during 2005. Of this amount, we anticipate that our Automotive Group will spend approximately $8.6 million on the replacement of an estimated 380 engines and $8.6 million for Rig remanufacture. We expect capital spending by our Axis Group for 2005 will be approximately $2.0 million.
As a result of the reduction in cash flow available to us, we have been operating under a reduced capital expenditure plan with respect to our fleet of Rigs. Based on the original purchase dates, a substantial percentage of our Rigs are approaching the end of their useful lives. As a result of the reduced capital spending and the age of our fleet, we expect to see an increase in capital spending in future years as we purchase new Rigs and otherwise increase the investment in our fleet of Rigs. We believe that the purchase of new Rigs and the remanufacture of existing Rigs will require an investment of approximately $60 million per year over the next five years. However, we may be able to reduce this investment to approximately $40 million per year by continuing to operate a significant number of Rigs beyond their useful lives, which will likely increase repair and maintenance costs and result in the deferral of certain capital expenditures to later years.
Our estimates of the planned investment in our fleet as set forth above could vary based upon factors such as liquidity constraints, the financial covenants included in the DIP Facility, the level of new vehicle production by our customers, changes in our market share, changes in customer requirements regarding Rig specifications, changes in the number of Rigs which we lease or utilize through owner-operators, and our ability to continue remanufacturing our Rigs primarily through our current provider. In addition, our estimates are based on our plan to remanufacture, repair and resume operation of certain Rigs that are temporarily idled and are not presently used in our operations. During the nine months ended September 30, 2005, we remanufactured 110 tractors, 100 trailers and replaced (overhauled) approximately 268 engines. During the nine months ended September 30, 2004, we remanufactured 114 tractors, 128 trailers and replaced (overhauled) approximately 221 engines.
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
Financing Activities
Financing activities provided net cash of $30.7 million during the nine months ended September 30, 2005 compared to $6.3 million during the nine months ended September 30, 2004. Our net borrowings, including the payment of debt issuance costs, increased by $28.8 million during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The increase is due primarily to additional borrowings required to offset the reduction in cash provided from operations, to provide cash collateral for letters of credit issued for our self-insurance reserves and to pay certain insurance costs. During 2005 our proceeds from insurance financing arrangements decreased by $20.1 million as we were unable to finance these insurance costs through insurance financing arrangements. As a result, during January 2005 we utilized approximately $10.0 million of availability under our Pre-petition revolving credit facility and thereby reduced the availability by approximately $10.0 million, which, along with other factors, precipitated our decision to obtain Pre-petition Facility Term Loan C during the second quarter of 2005.
Debt, Contractual Obligations and Letters of Credit
We renew our letters of credit annually. At September 30, 2005, we had issued $146.2 million letters of credit to third parties, related primarily to the settlement of insurance claims and reserves and support for a line of credit at one of our foreign subsidiaries. Of the $146.2 million, $43.6 million of these letters of credit were secured by borrowings under the Revolver included in the DIP Facility and $102.6 million were issued by our wholly owned captive insurance subsidiary, Haul Insurance Limited, and were collateralized by $102.6 million of restricted cash, cash equivalents and other time deposits held by this subsidiary. On August 2, 2005, we utilized cash from the Revolver included in the DIP Facility obtained in connection with our Chapter 11 filing to secure outstanding letters of credit previously secured by our Pre-petition Facility.
The amount available under the Revolver may be reduced based on the calculation of eligible Revolver collateral. As of September 30, 2005, $109.3 million of eligible Revolver collateral was available. As discussed above, as of September 30, 2005, approximately $43.6 million of the Revolver was committed under letters of credit primarily related to the settlement of insurance claims and $41.5 million in loans were outstanding under the Revolver. Accordingly, we had approximately $24.2 million available under the Revolver as of September 30, 2005. As of November 26, 2005, $22.7 million in the aggregate was available under the Revolver included in our DIP Facility.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2004 Annual Report on Form 10-K and the notes to our unaudited consolidated financial statements included in “Item 1. Financial Statements” of this report for more information on our debt, contractual obligations and letters of credit.
Off-Balance Sheet Arrangements
Between January 1, 2005 and December 9, 2005, we entered into no new significant off-balance sheet arrangements. See our 2004 Annual Report on Form 10-K for a discussion of our off-balance sheet arrangements as of December 31, 2004.
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
Fuel Prices
Allied Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Fuel prices are subject to fluctuations due to unpredictable factors such as the weather, government policies, and changes in global demand and global production. To reduce the price risk caused by market fluctuations, our Automotive Group periodically purchases fuel in advance of consumption. Assuming levels of fuel consumption in the next twelve months are consistent with the nine months ended September 30, 2005, a 10% increase in diesel fuel prices would increase costs by $8.9 million over the next twelve months. This increase in costs would be partially offset by our fuel surcharge agreements with our customers. Currently, we have in place fuel surcharges with substantially all of our customers. However, the fuel surcharge in regard to a single customer, which comprised approximately 33% of our Automotive Group’s revenues for the nine months ended September 30, 2005, may be terminated at any time at the sole discretion of this customer. Furthermore, if the volume of vehicles delivered during any quarter is less than the volume in the previous quarter and fuel prices increase, we may not recover all of the fuel price increase through our fuel surcharge programs since fuel surcharge rates in any quarter reset at the beginning of the quarter based on fuel prices in the preceding quarter.
Interest Rates
We enter into long-term debt obligations to support general corporate purposes including capital expenditures and working capital needs. Prior to the Chapter 11 filing, the Senior Notes bore interest at a fixed rate. During the Chapter 11 Proceedings, the Senior Notes rank as an unsecured claim and we have ceased the accrual and payment of interest pending consummation of a plan of reorganization. As of September 30, 2005, we had $141.5 million outstanding under the DIP Facility subject to variable rates of interest. The interest rates on the Revolver in our DIP Facility may vary based on either an annual index rate (based on the greater of the base rate on corporate loans as published from time to time in The Wall Street Journal and the federal funds rate plus 0.50%) plus 2.00%, or LIBOR plus 3.00%. The $20 million term loan bears interest at an annual rate of LIBOR plus 5.50% and the $80 million term loan bears interest at an annual rate of LIBOR plus 9.50%. Based on the outstanding balance of the DIP Facility as of September 30, 2005, the impact of a three-percentage point increase in interest rates would result in an increase in our annual interest expense of approximately $4.2 million.
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
Foreign Currency Exchange Rates
Though we operate primarily in the U.S., we own foreign subsidiaries, the most significant being Allied Systems (Canada). The net investment in our foreign subsidiaries translated into U.S. dollars using the rate of exchange in effect at September 30, 2005, was $42.0 million. The potential impact on other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates approximates $4.2 million.
At September 30, 2005, we had an intercompany payable balance of $38.6 million denominated in U.S. dollars recorded on our Canadian subsidiary’s balance sheet. The potential impact from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance would be a $3.9 million charge or credit to the income statement. We do not use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates.

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
The unaudited consolidated financial statements included in “Item 1. Financial Statements” include as liabilities subject to compromise our estimate of pre-petition liabilities at the amounts expected to be allowed by the court, which, are not necessarily the amounts at which they will be settled. We also include in liabilities subject to compromise our estimate of liabilities for rejected contracts. Though based on the best available information, we expect that some of these estimates will change when resolved under a plan of reorganization. In addition, liabilities classified as subject to compromise may change to the extent that payment of a pre-petition liability is approved by the Bankruptcy Court.
Furthermore, the classification of an item of expense as a reorganization item requires management’s judgment in deciding whether the expense is directly associated with the Chapter 11 Proceeding. Reorganization items for the three and nine months ended September 30, 2005 were approximately $3.9 million.
A summary of the other significant accounting policies that we follow in the preparation of our financial statements as well as footnotes describing various elements of the financial statements and the assumptions on which specific amounts were determined, are included in our consolidated financial statements included in our 2004 Annual Report on Form 10-K. In addition, our critical accounting policies and estimates are discussed in our 2004 Annual Report on Form 10-K and except for the policies discussed above related to our recent Chapter 11 filing, we believe that no changes have occurred.
Recent Accounting Pronouncements
In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations which clarifies that the term conditional asset retirement obligation as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, with early adoption encouraged. Retrospective application of interim financial information is permitted but is not required. We have not determined the impact on the financial position or results of operations of our company.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No.107, which provides interpretive guidance regarding the interaction of SFAS No. 123R and certain SEC rules and regulations related to share-based payment transactions with nonemployees, valuation methods, classification of compensation expense, non-GAAP measures, accounting for income tax effects, modification of employee share options prior to adoption and disclosures in Management’s Discussion and Analysis. The FASB has also issued various implementation guidance in relation to SFAS No. 123R. SFAS No. 123R was to be adopted no later than the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the SEC issued a rule that allows companies to implement SFAS No. 123R as of the beginning of the fiscal year beginning after June 15, 2005. We plan to adopt SFAS No. 123R effective January 1, 2006.
Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the method to be used for amortizing the resulting compensation cost and the transition method to be used at the date of adoption. The transition methods include the modified prospective and the modified retrospective adoption methods. The modified prospective method requires that compensation expense be recognized beginning with the effective date based on the requirements of SFAS No. 123R for all awards granted to employees after the effective date of SFAS No. 123R and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The modified retrospective method includes the requirements of the modified prospective methods described above, but also permits companies to restate prior periods based on the amounts previously reported under SFAS No. 123 for purposes of pro forma disclosures. In addition, the adoption would reduce net operating cash flows and increase net financing cash flows in periods after adoption to the extent that benefits of tax deductions exceed previously recognized compensation cost. We are currently evaluating the requirements of SFAS No. 123R. The actual compensation cost resulting from share-based payments to be included in our future results of operations may vary from the amounts currently disclosed in the notes to the financial statements.
In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, which provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to the recording of the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP No. FAS 109-2 allows an enterprise time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. We completed our evaluation during the quarter ended June 30, 2005 and determined that we had no undistributed foreign earnings that were eligible for the 85 percent dividends received deduction. Accordingly, our income tax expense and deferred tax liabilities were not affected by the repatriation provisions of the Jobs Act.
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
Cautionary Notice Regarding Forward-Looking Statements
We make forward-looking statements in this Quarterly Report on Form 10-Q under the headings, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other reports that we file with the SEC, including statements regarding:
•	the effect that the Chapter 11 Proceedings will have on our operations and the value of our securities;

•	our strategy, intentions and expectations;

•	general industry trends, competitive conditions and customer preferences;

•	our management information systems;

•	our remanufacturing program;

•	our fleet investments and efforts to reduce costs;

•	the adequacy of cash to finance our current and future operations; and

•	resolution of litigation without a material adverse effect on our financial condition and results of operations.
This notice is intended to take advantage of the “safe harbor” provided by the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements. The words “believe,” “anticipate,” “seek,” “expect,” “estimate,” “intend,” “plan,” “project” and similar expressions often accompany such forward-looking statements, however this report also contains forward-looking statements that may not be so identified. These forward-looking statements involve a number of risks and uncertainties including risks and uncertainties relating to the following:
•	the impact of the Chapter 11 Proceedings and the related circumstances which could materially affect the amounts of assets and liabilities included in the consolidated financial statements or our market share;

•	risks associated with our ability to obtain approval of and/or to implement our plan of reorganization;

•	risks associated with our ability to obtain exit financing to replace the DIP Facility;

•	our ability to comply with the terms of our current debt agreements and customer contracts;

•	economic recessions or downturns in new vehicle production or sales;

•	war in the Middle East;

•	increases in the cost and availability of fuel;

•	the highly competitive nature of the automotive distribution industry and emergence of non-union competition;

•	dependence on the automotive industry and ongoing initiatives of customers to reduce costs;

•	loss or reduction of revenues generated by our major customers or the loss of any such customers;

•	the variability of OEM production and seasonality of the automotive distribution industry;

•	our highly leveraged financial position;

•	our ability to obtain financing in the future;

•	our ability to fund future capital requirements;

•	increased costs, capital expenditure requirements and other consequences of our aging fleet of Rigs as well as Rig purchasing cycles;

•	labor disputes, disruptions, work stoppages or strikes involving us or our significant customers;

•	dependence on our key personnel;

•	increased frequency and severity of employee related accidents and workers’ compensation claims;

•	availability of appropriate insurance coverages in all categories;

•	changes in the regulatory requirements which are applicable to our business;

•	changes in vehicle sizes, configurations and weights which may adversely impact vehicle deliveries per load;

•	risks associated with doing business in foreign countries;

•	the availability of qualified drivers;

•	dependence on legacy information systems;

•	dependence on IBM for mainframe and system support;

•	increased frequency and severity of cargo claims;

•	increased frequency and severity of traffic accidents;

•	excess manufacturer production capacity which could lead OEMs to close manufacturing facilities;

•	efforts to improve network efficiency; and

•	other risk factors set forth from time to time in our SEC reports, including but not limited to, our 2004 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.
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

Since we are not an accelerated filer (as defined in Exchange Act Rule 12b-2), we will conduct the initial assessment of our internal control over financial reporting mandated by Section 404 of the Sarbanes-Oxley Act of 2002 and will report on that annual assessment in our Annual Report on Form 10-K for the year ending December 31, 2007. That process, which is in its initial stages, could identify significant deficiencies or material weaknesses not previously reported.
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
Item 5. Other Information
As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in connection with our Chapter 11 filing, on August 2, 2005 we repaid all obligations outstanding under our Pre-petition Facility using funds from our DIP Facility and the Pre-petition Facility was terminated. Termination of the Pre-petition Facility included a prepayment premium of approximately $1.9 million. See Note 11 to the unaudited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion regarding the termination of our Pre-petition Facility.
Item 6. Exhibits and Reports on Form 8-K:
(a) Exhibit Index

Exhibit No.	Description
4.4(a)	Third Amendment to the Senior Secured Super-Priority Debtor-in-Possession Credit Agreement, dated as of November 16, 2005 (this “Amendment”), by and among: (a) ALLIED HOLDINGS, INC., a Georgia corporation (“Allied Holdings”), and ALLIED SYSTEMS, LTD. (L.P.), a Georgia limited partnership (“Allied Systems” and, together with Allied Holdings, “Borrowers”), each, a debtor and debtor-in-possession; (b) the other Credit Parties signatory hereto (the “Credit Party” and, together with the Borrowers, the “Credit Parties”); (c) GENERAL ELECTRIC CAPITAL CORPORATION, as Administrative Agent (in such capacity, the “Administrative Agent”), Collateral Agent, Revolver Agent and co-Syndication Agent (“GE Capital”); (d) MORGAN STANLEY SENIOR FUNDING, INC., as co-Term Loan B Agent, co-Syndication Agent, co-Bookrunner and co-Term Loan B Lead Arranger (“Morgan Stanley”); (e) MARATHON STRUCTURED FINANCE FUND, L.P., as Term Loan A Agent, co-Term Loan B Agent, Term Loan A Lead Arranger, co-Term Loan B Lead Arranger and co-Revolver Lead Arranger (“Marathon”); and (f) the other Lenders signatory hereto from time to time.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Thomas H. King.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by Thomas H. King.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HOLDINGS, INC.

Date: December 9, 2005	By:	/s/ Hugh E. Sawyer

Hugh E. Sawyer,
President and Chief Executive Officer

Date: December 9, 2005
	By:	/s/ Thomas H. King

Thomas H. King,
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.4(a)	Third Amendment to the Senior Secured Super-Priority Debtor-in-Possession Credit Agreement, dated as of November 16, 2005 (this “Amendment”), by and among: (a) ALLIED HOLDINGS, INC., a Georgia corporation (“Allied Holdings”), and ALLIED SYSTEMS, LTD. (L.P.), a Georgia limited partnership (“Allied Systems” and, together with Allied Holdings, “Borrowers”), each, a debtor and debtor-in-possession; (b) the other Credit Parties signatory hereto (the “Credit Party” and, together with the Borrowers, the “Credit Parties”); (c) GENERAL ELECTRIC CAPITAL CORPORATION, as Administrative Agent (in such capacity, the “Administrative Agent”), Collateral Agent, Revolver Agent and co-Syndication Agent (“GE Capital”); (d) MORGAN STANLEY SENIOR FUNDING, INC., as co-Term Loan B Agent, co-Syndication Agent, co-Bookrunner and co-Term Loan B Lead Arranger (“Morgan Stanley”); (e) MARATHON STRUCTURED FINANCE FUND, L.P., as Term Loan A Agent, co-Term Loan B Agent, Term Loan A Lead Arranger, co-Term Loan B Lead Arranger and co-Revolver Lead Arranger (“Marathon”); and (f) the other Lenders signatory hereto from time to time.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Thomas H. King.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by Thomas H. King.