Form 10-K
period 2005-12-31
ALLIED HOLDINGS INC
filed 2006-06-16
CIK 909950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-22276

Allied Holdings, Inc.
(Exact name of registrant as specified in its charter)

Georgia	58-0360550
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)
160 Clairemont Avenue, Suite 200, Decatur, Georgia 30030
(Address of principal executive office)
(Registrant’s telephone number, including area code) (404) 373-4285
Securities registered pursuant to Section 12(b) of the Act:
None
(Title of Class)
Securities registered pursuant to Section 12(g) of the Act:
No par value Common Stock
(Title of Class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☑
      Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The number of shares outstanding of the Registrant’s common stock as of May 31, 2006 was 8,980,329.
      The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing stock price of the common stock as of June 30, 2005 as reported on the American Stock Exchange, was approximately $3.0 million. Shares of the Registrant’s common stock owned by its directors and executive officers were excluded from this aggregate market value calculation; however, shares owned by the Registrant’s institutional stockholders were included.
DOCUMENTS INCORPORATED BY REFERENCE
      None.

ALLIED HOLDINGS, INC.

		Page
	Caption	Number

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	23

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 8.	Financial Statements and Supplementary Data	55
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55
Item 9A.	Controls and Procedures	55
Item 9B.	Other Information	57

PART III
Item 10.	Directors and Executive Officers of the Registrant	57
Item 11.	Executive Compensation	60
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67
Item 13.	Certain Relationships and Related Transactions	69
Item 14.	Principal Accountant Fees and Services	69

PART IV
Item 15.	Exhibits and Financial Statement Schedules	70
EX-4.3(B) CONSENT AGREEMENT DATED 1-30-06
EX-4.3(C) CONSENT AGREEMENT DATED 2-17-06
EX-4.3(D) FOREBEARANCE AGREEMENT DATED 3-9-06
EX-4.3(E) FOREBEARANCE AGREEMENT DATED 4-3-06
EX-4.3(F) CONSENT AND FOURTH AMENDMENT DATED 4-18-06
EX-4.3(G) CONSENT DATED 5-1-06
EX-4.3(H) FOREBEARANCE DATED 5-18-06
EX-4.3(I) CONSENT AND FOREBEARANCE DATED 5-30-06
EX-10.5 AMENDED SEERANCE PAY AND RETENTION AND EMERGENCE BONUS PLAN
EX-10.16(C) AMENDMENT DATED 12-19-05
EX-10.17(B) AMENDMENT TO GENERAL MOTORS AGREEMENT DATED 12-8-05
EX-10.18 AMENDMENT TO AMERICAN HONDA MOTOR COMPANY AGREEMENT DATED 1-30-06
EX-21.1 SUBSIDIARIES OF ALLIED HOLDINGS, INC.
EX-23.1 CONSENT OF KPMG LLP
EX-31.1 SECTION 302 CERTIFICATION OF HUGH E. SAWYER
EX-31.2 SECTION 302 CERTIFICATION OF THOMAS H. KING
EX-32.1 SECTION 1350 CERT OF HUGH E. SAWYER
EX-32.2 SECTION 1350 CERT OF THOMAS H. KING

PART I

Item 1.	Business
When we use the terms “Allied,” “we,” “us,” and “our,” we mean Allied Holdings, Inc. and its subsidiaries on a consolidated basis, and as the context requires, Allied Holdings, Inc. and its subsidiaries that filed for Chapter 11 protection pursuant to the U.S. Bankruptcy Code.
Our Company
      We are a vehicle-hauling company providing a range of logistics and other support services to the automotive industry. Our principal operating subsidiaries are Allied Automotive Group, Inc. (collectively with its subsidiaries referred to as “Allied Automotive” or the/our “Automotive Group”) and Axis Group, Inc. (“Axis” or the “Axis Group”). Allied Automotive is our largest subsidiary comprising 97% of our 2005 revenues.
Voluntary Reorganization under Chapter 11
      On July 31, 2005 (“the Petition Date”), Allied Holdings, Inc. and substantially all of its subsidiaries filed voluntary petitions seeking protection under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”). Our captive insurance company, Haul Insurance Limited, as well as our subsidiaries in Mexico, Bermuda and South Africa (the “Non-debtors”) were not included in the Chapter 11 filings. Our Canadian subsidiaries obtained approval for creditor protection under the Companies Creditors’ Arrangement Act in Canada and are included among the subsidiaries that filed voluntary petitions seeking bankruptcy protection. Like Chapter 11, the Companies Creditors Arrangement Act in Canada allows for reorganization under the protection of the court system. On October 28, 2005, with Bankruptcy Court approval, we sold our interest in Kar-Tainer International, LLC (case # 05-12527) and Kar-Tainer Int’l (Pty) Ltd, a South African company. As a result of the sale, the Kar-Tainer International, LLC bankruptcy case was dismissed on November 4, 2005.
      The Chapter 11 filings were precipitated by various factors, including the decline in new vehicle production at certain of our major customers, rising fuel costs, historically high levels of debt, increasing wage and benefit obligations for our employees covered by the Master Agreement with the International Brotherhood of Teamsters (“IBT” or the “Teamsters”) and the increase in non-union car-haul competition. We are currently operating our business as debtors-in-possession under the jurisdiction of the U.S. Bankruptcy Court for the Northern District of Georgia (“Bankruptcy Court”) and cannot engage in transactions considered to be outside of the ordinary course of business without obtaining Bankruptcy Court approval. We will refer to the proceedings between the Petition Date and the date that a plan of reorganization is consummated as the Chapter 11 Proceedings.
      In connection with the Chapter 11 filings, we entered into a financing agreement (the “DIP Facility”) for debtor-in-possession financing of up to $230 million. General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc. currently serve as the agents for the lenders. Using the funds received from the DIP Facility, we paid in full the amounts due and payable under our previous credit facility (“Pre-petition Facility”). Subject to compliance with the terms of the DIP Facility, funds under the DIP Facility are available to help satisfy our working capital obligations during the Chapter 11 Proceedings, including payment under normal terms for goods and services provided after the Petition Date, payment of wages and benefits to active employees and retirees and other items approved by the Bankruptcy Court.
      We amended the DIP Facility effective November 17, 2005 to exclude in the aggregate up to $3.5 million of self-insurance liability expense recognized in the month of September 2005 for the purpose of calculating compliance with financial covenants set forth in the DIP Facility for any period that includes the fiscal month of September 2005. On January 30, 2006, we entered into a consent agreement with respect to the DIP Facility. The consent agreement extended the required date for delivery of our annual operating plan for fiscal year 2006 to February 28, 2006.
      On March 3, 2006 we informed our lenders that are party to the DIP Facility that we were not in compliance with certain of the financial covenants set forth in the DIP Facility. Such covenant violations are an event of default under the DIP Facility. As a result, on March 9, 2006, we entered into a forbearance agreement with the lenders that are party to the DIP Facility. Pursuant to the forbearance agreement our lenders agreed that the financial covenant violations would not constitute a default or an event of default as defined in the DIP Facility and to temporarily refrain from exercising certain of the remedies set forth in the DIP Facility through April 3, 2006. On April 3, 2006, we entered into an amendment to the forbearance agreement extending the forbearance period through April 18, 2006, or the earlier of any occurrence of any other event of default under the DIP Facility, or our failure to comply with any of the conditions of the forbearance agreement. In addition, as a condition to agreeing to extend the forbearance period, the lenders required us to retain an operational consultant. As a result, on March 21, 2006 we retained Glass and Associates, Inc. as our operational improvement advisor.
      On April 18, 2006, we entered into a fourth amendment (the “Fourth Amendment”) to the DIP Facility which extended the forbearance period to May 18, 2006. The Fourth Amendment provided for an over advance facility under the $80 million term loan (“Term Loan B”) in the DIP Facility pursuant to which we may be advanced up to $5 million at the discretion of Morgan Stanley Senior Funding, Inc. as the Term Loan B Agent (the “Term B Agent”). The over advance facility had a maturity date of May 18, 2006 and bore interest at a rate equal to one-month LIBOR plus 9.5%. However, as a result of our covenant violations discussed above in connection with the forbearance agreement, we are required under the Fourth Amendment to pay the default rate of interest under the DIP Facility on all outstanding loans, including the over advance facility. The default rate of interest is 2% over the otherwise applicable interest rates. We did not draw any funds from the over advance facility prior to its expiration. Under the terms of the Fourth Amendment, if we are able to secure a commitment for additional funds to be provided to us on or before June 19, 2006 in an amount not less than $20 million, the interest rates under the DIP Facility will revert back to the non-default rates provided there are no additional covenant violations.
      The Fourth Amendment also created a prepayment penalty, equal to 1% of the principal amount of the loans that are prepaid under the DIP Facility, in the event we prepay any or all of the term loans under the DIP Facility. The prepayment penalty will not apply if the prepayment results from a refinancing provided by the Term B Agent. In addition, the Fourth Amendment revised certain financial covenants only for the applicable periods ending March 31, 2006, April 30, 2006 and May 31, 2006. The temporary modification of these covenants did not affect our prior covenant violations covered by the forbearance agreement. However, under the terms of the Fourth Amendment, the forbearance period discussed above has been extended until the maturity date of the over advance facility.
      On May 1, 2006 our lenders consented to extend the filing date for our annual audited financial statements for the year ended December 31, 2005 from May 15, 2006 to May 30, 2006. On May 18, 2006 we further extended the forbearance period from May 18, 2006 to June 1, 2006. Effective May 30, 2006 the forbearance period and the filing date for our annual audited financial statements mentioned above were extended to June 16, 2006.
      We are currently negotiating with our lenders in an effort to enter into a consent and fifth amendment to the DIP Facility based upon the terms and conditions of a non-binding term sheet which we have received from certain of our existing lenders and an additional lender. The term sheet contemplates that the consent and fifth amendment will waive the various events of default which exist under the DIP Facility and also that a new Term Loan C will be established whereby the Term Loan C lenders would commit to lend us up to an additional $30 million. The term sheet contemplates that certain conditions must be satisfied prior to the Term Loan C becoming effective or our company being able to borrow these funds, including the fact that the interim order previously granted by the Bankruptcy Court which allows us to reduce by 10% the wages earned under the Master Agreement with the Teamsters during the months of May and June 2006 and avoid the June 2006 wage increases must remain in effect beyond June 30, 2006. We have filed a motion with the Bankruptcy Court requesting that the interim 10% wage reduction and the wage increase avoidance be extended by an order of the Bankruptcy Court until September 30, 2006.
      The term sheet regarding the consent and fifth amendment contemplates that the $30 million Term Loan C will bear interest, payable in kind, at a rate equal to LIBOR plus 5%, and contemplates that Term Loan C may be borrowed in up to four draws in an amount of not less than $10 million for each of the first and second draws and not less than $5 million for each of the third and fourth draws. The term sheet also contemplates that the lenders may at their sole election exchange outstanding principal amounts due under Term Loan C into common equity equal to up to 18% of our total voting common equity upon our reorganization and emergence from Chapter 11.
      The commitment letter contemplates that we will pay fees to the lenders for the amendment to the DIP Facility and commitment fees related to Term Loan C. We must finalize negotiations with our lenders and the lenders under the Term Loan C and execute a definitive consent and fifth amendment which consent and fifth amendment must be approved by the Bankruptcy Court prior to becoming effective. No assurances can be provided that we will be able to secure any commitment for additional funds.
      During the Chapter 11 Proceedings, actions by creditors to collect pre-petition indebtedness are stayed and other contractual obligations generally may not be enforced against us. As debtors-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. The term executory contracts refer to contracts in which the obligations of both parties are unperformed. In this context “rejection” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the related breach. Any damages resulting from rejection are treated as general unsecured pre-petition claims during the Chapter 11 Proceedings. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with bankruptcy procedures. Pre-petition claims, which were contingent or unliquidated at the commencement of the Chapter 11 Proceedings, are generally allowable against the debtor-in-possession in amounts fixed by the Bankruptcy Court. A contingent claim is one which is dependent on the occurrence of a certain event whereas an unliquidated claim is one in which the amount is uncertain. The rights of and ultimate payment by us under pre-petition obligations are subject to resolution under a plan of reorganization to be approved by the Bankruptcy Court after submission of the required vote by affected parties and these obligations may be substantially altered. The Securities and Exchange Commission (“SEC”) has informed us that it intends to monitor our Chapter 11 Proceedings and our plan of reorganization.
      In connection with the Chapter 11 Proceedings, the Bankruptcy Court granted several “first day” orders that enable us generally to operate in the ordinary course of business. In addition, the Office of the United States Trustee has appointed a committee of unsecured creditors (“Creditors Committee”). The Creditors Committee and its legal representatives have the right to be heard on all matters that come before the Bankruptcy Court, including any plan of reorganization that we may propose. We can provide no assurance that the Creditors Committee will support our positions during the Chapter 11 Proceedings or any plan of reorganization that we may propose. Any disagreement with the Creditors Committee could delay the Chapter 11 Proceedings and negatively impact our ability to operate or emerge from Chapter 11.
      Under the priority plan established by the Bankruptcy Code, certain post-petition and pre-petition liabilities must be satisfied before stockholders are entitled to any distributions. The bar date for creditors to file claims with the Bankruptcy Court was February 17, 2006 and we are currently in the process of reconciling these claims to our records. The rights and claims of various creditors and security holders will be determined by the plan of reorganization and the ultimate recovery during the Chapter 11 Proceedings to creditors and security holders, if any, will not be determined until confirmation of the plan of reorganization. We can provide no assurance concerning the values, if any, that will be ascribed in the Chapter 11 Proceedings to the interests of each of these constituencies and it is possible that our equity or other debt securities will be restructured in a manner that will substantially reduce or eliminate any remaining value. If a plan of reorganization is not approved, it is possible that our assets will be liquidated.
      At this time, it is not possible to accurately predict the effect of the Chapter 11 Proceedings on our business and if or when we will emerge from Chapter 11. Our ability to emerge from Chapter 11 will be affected by many factors, including our ability to amend our DIP Facility by June 16, 2006 to waive existing defaults and obtain new funding needed to meet our working capital needs, which is expected to be needed in July 2006, or obtain the agreement of our lenders to extend beyond June 16, 2006, the expiration date of the current forbearance period relating to the DIP Facility. Further, we will need to successfully execute on our plans to emerge from Chapter 11, including improving contract terms regarding our Master Agreement as to employees in the U.S. represented by the IBT and ultimately implement a plan of reorganization. Our future results of operations will depend on the timely and successful confirmation and implementation of a plan of reorganization and we can provide no assurance that the Bankruptcy Court will confirm the proposed plan of reorganization, or that any such plan will be consummated. The Company currently has the exclusive right to file a plan of reorganization until July 15, 2006 and to solicit acceptance of the plan through September 13, 2006. The exclusivity date can be extended at our request, if approved by the Bankruptcy Court. However, we can provide no assurance as to whether any request to extend the exclusivity date will be approved.
Principal Operating Subsidiaries

Allied Automotive Group
      With its specialized tractors and trailers, called “Rigs,” the Automotive Group serves and supports substantially all of the major domestic and foreign automotive manufacturers offering a range of automotive delivery services, including the transportation of new, pre-owned and off-lease vehicles to dealers from plants, rail ramps, inland distribution centers, ports and auctions, while also providing yard management services including vehicle rail-car loading and unloading services. Though there is limited public information available about our competitors, most of whom are privately-owned companies, we believe that our Automotive Group is the largest transporter of new automobiles, sport-utility vehicles (“SUVs”) and light trucks via specialized Rigs in North America. We base this on the number of vehicles our Automotive Group delivers annually versus total vehicles produced and on revenues generated from vehicle deliveries. Allied Automotive’s largest customers are General Motors, Ford, DaimlerChrysler, Toyota and Honda. During 2005, these customers accounted for approximately 88% of the Automotive Group’s revenues. Other customers include the other major foreign manufacturers, namely Mazda, Nissan, Isuzu, Volkswagen, Hyundai, and KIA. Allied Automotive operates primarily in the “short-haul” segment of the automotive transportation industry. When we use the term “short-haul,” we mean average hauled distances of less than 200 miles from the point of origin.

Axis Group
      The Axis Group complements the services provided by our Automotive Group, providing vehicle distribution and transportation support services to both the pre-owned and new vehicle markets as well as to other segments of the automotive and car rental industries. Axis provides the following services:

•	vehicle inspection services for the pre-owned and off-lease markets;

•	carrier management and brokerage services for various automotive clients;

•	a variety of related support services to the pre-owned and off-lease vehicle markets, title storage, marshalling and rail yard management (offered through its subsidiaries CT Services, Inc. and Axis Canada);

•	a computerized vehicle tracking service for Toyota;

•	vehicle processing services at ports and inland distribution centers; and

•	logistics and distribution services to the Mexican automobile industry (offered through its subsidiary, Axis Logistica).
      Information regarding our revenues, operating income (loss) and total assets for each of our operating segments and the revenues and total assets for each major geographic area for 2005, 2004 and 2003 is included in Note 19 of our consolidated financial statements included in this Annual Report on Form 10-K.
Our Operations
      Our operations team is responsible for the management of our terminals in the U.S. and Canada. Our Automotive Group operates a total of 76 terminals while our Axis Group operates 39 terminals. Our day-to-day operations are directed from these terminals. Our Automotive Group’s terminals rely upon one customer service center in Decatur, Georgia to design optimal loads for each Rig and to coordinate our line-haul dispatch function. Our Axis Group’s carrier management services relies upon a separate customer dispatch center in Decatur, Georgia to coordinate pickup and delivery of customer vehicles. Terminal staffing varies based on a number of factors including complexity, size, delivery profile and number of customers served but may include a terminal manager, an assistant terminal manager, an operations manager, a shop manager, a quality or safety manager (these two positions are sometimes combined), yard supervisors and other yard employees, mechanics, dispatchers, drivers, an office supervisor and administrative associates. Our corporate office is located in Decatur, Georgia. Some centralized management services for our Automotive Group and our Axis Group are provided by our corporate office and include logistics and load planning, information technology, sales and marketing, purchasing, finance and accounting, human resources, legal services, planning, insurance and risk management.
      Our Automotive Group currently owns approximately 2,900 Rigs, which are substantially maintained primarily at our 42 garages. Our Automotive Group also leases approximately 450 Rigs. In addition, the Automotive Group utilizes approximately 590 Rigs owned by Teamster-represented owner-operators.
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
      In 1994, we obtained approximately 90% of the Canadian motor carrier market when we acquired Auto Haulaway. In 1997, we became the major auto transporter in North America by acquiring certain subsidiaries of Ryder System, Inc. known as “Ryder Automotive Group”, a transaction that expanded our operations in the western section of the U.S. and substantially increased the volume of our business with certain customers, particularly General Motors.
      As part of the decision to expand internationally, in 1988, through our Axis Group, we formed a Brazilian joint venture to provide logistics services to the auto transport market in the Mercosur region of South America. A year later, we set up an Axis business unit in Mexico. We sold our interest in the Brazilian joint venture in 2001. In 1999, the Axis Group created a joint venture with AutoLogic Holdings (a logistics firm serving the car industry in Belgium, France, the Netherlands, and the UK) to manage Ford’s distribution of vehicles in the United Kingdom. We sold our interest in this joint venture in 2001.
      In 2000, our Axis Group purchased CT Group, Inc., a provider of vehicle inspection services to the pre-owned and off-lease vehicle market. In 2001, the Axis Group established a deal with Toyota Motor Sales to provide vehicle tracking of more than 1.5 million vehicles per year.
      Since 2000, we have made no significant acquisitions. Instead, we have focused on the restructuring and streamlining of our operations including closing terminals deemed to be unprofitable and focusing on cost reduction initiatives. Positive developments in these areas were, however, hampered by our historically high debt level as well as by certain automotive industry dynamics including, but not limited to, the rising costs of fuel, the decline in new vehicle production at certain of our major customers, the increase in non-union car-haul competition and increasing wages and benefits under our collective bargaining agreements with the Teamsters. These challenges and other factors culminated in our Chapter 11 filings on July 31, 2005.
Customer Relationships
      Allied Automotive has one-year or multi-year contracts in place with substantially all of its customers. However, most of these contracts can be terminated by either party upon a specified period of notice. These contracts establish rates for the transportation of vehicles and are generally based upon a fixed rate per vehicle transported, a variable rate for each mile that a vehicle is transported plus an administrative processing fee. Certain contracts provide for rate variation per vehicle depending on the size and weight of the vehicle. During 2005, substantially all of our customers paid us a fuel surcharge that allowed us to recover at least a portion of the fuel price increases that occurred during the year. Except in cases where we are able to obtain the customer’s agreement, these contracts do not permit the recovery of increases in fuel taxes or labor costs.
      Our Automotive Group has developed and maintained long-term relationships with its significant customers and has historically been substantially successful in negotiating the renewal of contracts with these customers. Current customer contracts include the following:

•	a contract with DaimlerChrysler, which was renewed in December 2005, expires on September 30, 2007, and grants the Automotive Group primary carrier rights for 24 locations in the U.S. and 13 in Canada. The contract may be terminated by location on 150 days notice by either party. This contract, as renewed, provides for an increase in underlying base rates as of October 1, 2005 and again on October 1, 2006. This renewed agreement was approved by the Bankruptcy Court in March 2006;

•	a contract with General Motors which expires in December 2008 grants the Automotive Group primary carrier rights for 36 locations in the U.S. and Canada. This contract was renewed in December 2005 with rate increases effective January 1, 2006 and January 1, 2007. General Motors does not have the right to contract with other automobile-hauling service providers at a location under the terms of the contract unless the Automotive Group fails to comply with service or quality standards at such location. Should an event of non-compliance occur, the Automotive Group has 30 days in which to cure. If Allied Automotive does not cure, General Motors may give 60 days notice of termination with respect to the applicable location. This renewed agreement was approved by the Bankruptcy Court in January 2006;

•	a contract with American Honda Motor Company for vehicles delivered in the United States which extends the Automotive Group’s current contract with Honda in the United States through March 31, 2009. Pursuant to the terms of the agreement which was renewed in March 2006, the Automotive Group will continue performing vehicle delivery services at all of the locations in the United States that it currently serves for Honda. The contract renewal includes increases in the underlying rates paid by Honda to the Automotive Group for vehicle delivery services effective April 1, 2006, and again on April 1, 2007 and April 1, 2008;

•	an agreement in principle with Toyota regarding a contract which will expire on March 31, 2007. This agreement in principle provides that the contract may be terminated by either party by giving 60 days notice and provides for an increase in base rates effective February 1, 2006 at locations which generated approximately 68% of the revenues for 2005 associated with the Toyota account. In addition, during the first quarter of 2006, we ceased performing vehicle delivery services at locations that generated approximately 32% of the 2005 revenues associated with the Toyota account. This agreement in principle remains subject to the execution of a definitive agreement and approval of the agreement by the Bankruptcy Court; and

•	an agreement in principle reached in December 2005 with Ford Motor Company through Autogistics, a service relationship between Ford and UPS Logistics, that oversees Ford’s vehicle delivery network. This agreement in principle grants the Automotive Group primary carrier rights for 22 locations in the U.S. and Canada. The agreement in principle provides for the Automotive Group to retain all of its business in North America for Ford for a two-year term expiring December 31, 2007, and required the Automotive Group to reduce its rates at one location served for Ford effective December 2005. The Automotive Group will increase rates on all business served to Ford, effective January 1, 2007 under the agreement in principle. The agreement in principle contemplates that each party to the contract will have the right to terminate the agreement by location on 75 days notice. This agreement in principle remains subject to the execution of a definitive agreement and approval of the agreement by the Bankruptcy Court.

      Under written contracts, the Automotive Group has served Ford since 1934, DaimlerChrysler since 1979 and General Motors since 1997. We anticipate that the Automotive Group will be able to continue these relationships with its customers without interruption of service but can provide no assurance that we will be able to successfully renew these contracts on terms satisfactory to us on or prior to their expiration dates or without a loss of market share or a reduction in pricing or that we will be able to continue to serve these customers without service interruption.
Proprietary Management Information Systems
      We are committed to using our technology to serve our customers. Our Automotive Group’s management information system is a centralized, fully integrated information system that serves as a company-wide database, which allows the Automotive Group to quickly respond to customer information requests without having to combine data files from several sources. Updates with respect to vehicle load, dispatch and delivery are immediately available for reporting to our customers and with our information system, we are able to control and track customer vehicle inventories. Through electronic data interchange (EDI), our Automotive Group communicates directly with manufacturers in the process of delivering vehicles and electronically bills and collects from these manufacturers. Allied Automotive Group also utilizes EDI to communicate with inspection companies, railroads, port processors, and other carriers.
      The information system of Allied Automotive is a tool used by its personnel to design certain loads to be delivered by the Automotive Group and takes into account factors such as the capacity of the Rig, the size of the vehicles, the route, the drop points, applicable weight and height restrictions and the formula for paying drivers. The system also determines the most economical and efficient load sequence and drop sequence for certain vehicles to be transported. Load sequence is defined as the order or arrangement of vehicles (each of which may vary in weight) on a trailer, whereas the drop sequence is defined as the order in which vehicles will be delivered. Loads are also designed manually by our Automotive Group personnel, taking into account the same factors described above. Additionally, Axis has developed both a yard management system, which maintains the vehicle inventory in a storage facility, as well as a vehicle tracking system, which estimates the dates and times of vehicle arrivals at the dealerships from multiple origination points and channels of distribution. Axis operates the vehicle tracking system for Toyota whereby Axis manages dealer transit and delivery data on behalf of Toyota for all of their vehicles sold in the U.S.
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
      Beginning in 2003 and continuing into 2005, we made significant changes to our field management teams, which we believe has improved the quality of service that we offer to our customers and has provided us with a strong leadership base.
Risk Management and Insurance
      As part of our risk management strategy, we identify the potential risks that we face and secure appropriate insurance coverage. Through a combination of deductibles, self-insurance retentions and third-party insurance coverage, we insure the following risks: workers’ compensation; business automobile liability; commercial general liability; property, including business interruption; cargo damage and automobile physical damage; fuel storage tank liability; directors’ and officers’ liability; fiduciary liability; employment practices liability; employee fidelity; and chaplain’s professional liability.
      We retain losses within certain limits through high deductibles or self-insured retentions. For certain risks, coverage for losses is provided by primary and reinsurance companies unrelated to our company. Haul Insurance Limited, our captive insurance subsidiary, provides reinsurance coverage to certain of our licensed insurance carriers for certain types of losses for certain years within our insurance program, primarily insured workers’ compensation, automobile and general liability risks. Haul Insurance Limited was not included in the companies that filed for Chapter 11.
      For 2005, we were self-insured, primarily through our captive insurance company, for the majority of our workers’ compensation losses which will be paid over a number of years. In contrast, the majority of our risk related to workers’ compensation claims in 2006 is covered by a fully insured program with no deductible, for which we paid the premiums in December 2005.
      Effective January 1, 2006, we retain liability for U.S. automobile liability claims for the first $1 million per occurrence with no aggregate limit. For claim amounts in excess of $1 million per occurrence, we are covered by excess insurance. In Canada, we retain liability up to CDN $500,000 for each auto liability claim, with no aggregate limit. For claim amounts in excess of CDN $500,000, we are covered by excess insurance.
      For claim years ended December 31, 2005 and 2004, we utilize three layers of coverage for automobile claims in the U.S. as follows:

•	The first layer includes the first $1 million of every claim. We retain liability for this layer, with no aggregate limit.

•	The second layer includes the amount by which individual claims exceed $1 million up to $5 million per occurrence. For this second layer, we retain liability up to an aggregate deductible of $7 million. Aggregate claim amounts in the second layer in excess of $7 million are covered by excess insurance.

•	The third layer includes the amount by which individual claims exceed $5 million per occurrence. Individual claim amounts greater than $5 million are covered by excess insurance to a limit of $150 million per occurrence.
      For the claim years ended December 31, 2005 and 2004, we also utilize three layers of coverage for automobile claims in Canada as follows:

•	The first layer includes the first CDN $500,000 of every claim. We retain liability for this layer, with no aggregate limit.

•	The second layer includes the amount by which individual claims exceed CDN $500,000 up to CDN $1 million, per occurrence. For this second layer, we retain liability up to an aggregate deductible of CDN $500,000. Aggregate claim amounts in the second layer in excess of CDN 500,000 are covered by excess insurance.

•	The third layer includes the amount by which individual claims exceed CDN $1 million, per occurrence. Individual claim amounts that are greater than CDN $1 million are covered by excess insurance to a limit of $150 million per occurrence.
      The parties to the insurance arrangements have agreed that certain contractual documentation needs to be corrected within the automobile policy. We intend to file a motion with the Bankruptcy Court to obtain approval for the amendments agreed to by the parties.
      For the claim years 2006, 2005 and 2004, we retain liability of up to $250,000 for each cargo damage claim in the U.S. and up to CDN $250,000 for each cargo damage claim in Canada. There is no aggregate limit. Claim amounts in excess of these amounts are covered by excess insurance.
      For certain of our operating subsidiaries, we are qualified to self-insure against losses relating to workers’ compensation claims in the states of Florida, Georgia, Missouri and Ohio. For these states, we retain respective liabilities of $400,000, $500,000, $500,000 and $350,000, per occurrence. Claim amounts in excess of these amounts are covered by excess insurance. In those states where we are insured for workers’ compensation claims, the majority of our risk in 2006 is covered by a fully insured program with no deductible. Prior to January 1, 2006, our captive insurance subsidiary provided insurance coverage and the deductible was $650,000 per claim. Claims in excess of that amount are covered by excess insurance.
      Workers’ compensation losses in Canada are covered by government insurance programs to which we make premium payments. In one province, we are also subject to retrospective premium adjustments based on actual claims losses compared to expected losses.
      We are also required to provide collateral to our insurance companies and various states for losses in respect of worker injuries, accident, theft, and other loss claims. For this purpose, we utilize cash and/or letters of credit. To reduce our risks in these areas as well as the letter of credit or underlying collateral requirements, we have implemented various risk management programs. However, we can provide no assurance that the current letter of credit requirements will be reduced nor can we provide assurance that these letter of credit requirements will not increase.
Equipment, Maintenance and Fuel
      Allied Automotive presently owns approximately 2,900 Rigs (each Rig is comprised of one specialized tractor and one specialized car-haul trailer) which it operates along with approximately 450 leased Rigs and approximately 590 Rigs owned and operated by owner-operators represented by the Teamsters. Allied Automotive manages a total fleet of approximately 3,940 Rigs which serve and support all of the major domestic and foreign automotive manufacturers. Included in our fleet of Rigs are some that we have remanufactured. We believe that remanufacturing extends the useful life of Rigs. A new 75-foot Rig currently costs approximately $180,000 and has an approximate useful life of 15 years, on average, if properly maintained and remanufactured half-way through its useful life. At December 31, 2005, the average age of the Rigs that we own was approximately 10.7 years and the average remaining useful life was approximately 4.3 years. The average age is generally calculated based on the tractor manufacture dates. Certain equipment in our fleet is kept in service past the fifteen year useful life.

      During 2005, we spent approximately $17.2 million in capital on our fleet of Rigs, which included $8.3 million for the remanufacture of 164 Rigs, along with 1 additional trailer, and $8.4 million on the replacement of 441 engines in the tractors that are a part of each Rig.
      Remanufacturing of a Rig typically involves major structural restoration of the tractor head-rack and the trailer but does not always include an engine replacement. This structural restoration of the tractor and trailer varies depending on the age and condition of the equipment to be remanufactured.
      We utilize primarily one company to remanufacture and supply certain parts needed to maintain a significant portion of our fleet of Rigs. While we believe that a limited number of other companies could provide comparable remanufacturing services and parts, a change in this service provider could cause a delay in and increase the cost of the remanufacturing process and the maintenance of our Rigs. Such delays and additional costs could adversely affect our operating results as well as our Rig remanufacturing and maintenance programs. In addition, we purchase our tractors primarily through one manufacturing company. We have not yet determined whether another manufacturer could provide us with the number of specialized tractors that we need to operate our fleet of Rigs, and if so, we can not determine the cost.
      We plan to spend approximately $33.3 million for capital expenditures in 2006, $30.5 million of which we expect to spend on our fleet of Rigs. Of this amount, Allied Automotive expects to spend approximately $9.5 million to purchase 53 new Rigs, approximately $10.5 million to remanufacture 152 existing Rigs, approximately $7.1 million to replace approximately 314 engines, and approximately $2.7 million to purchase certain Rigs which we lease. Our Axis Group expects to spend about $2.6 million of capital in 2006. If we do spend only $30.5 million on our fleet of Rigs in 2006 as planned, we believe that approximately 230 of the Rigs that we own are at risk of failing as early as 2006. These Rigs may fail due to tractor engine failures, trailer failures or the Rigs otherwise reaching the end of their useful lives. The failure of these Rigs will adversely affect our operations and financial results or could impair customer relationships.
      We presently believe that the fleet of Rigs at our Automotive Group will require substantial capital investment in 2007 and for several years to follow as we must replace a significant number of our Rigs that are approaching the end of their useful lives. We believe that approximately 67% of our active fleet of Rigs will reach the end of their useful lives and must be replaced with new Rigs between the years 2006 and 2010. In addition, we have operated under a reduced capital expenditure plan with respect to our fleet of Rigs due to the reduction in cash flow available to us in recent years. As a result of our inability to purchase new Rigs, remanufacture existing Rigs or replace engines at the time necessary to maintain the current number of our active Rigs and because 67% of the active Rigs in our fleet must be replaced in 2006 through 2010 due to Rigs approaching the end of their useful lives, we expect our capital spending needs to increase significantly.
      We presently believe that we will be required to spend approximately $89 million of capital on our fleet of Rigs in 2007, and approximately $75 million in each of the years 2008, 2009 and 2010. Further, we believe that the average annual capital expenditure requirements for our Automotive Group will be approximately $50 to $60 million per year thereafter. Our estimates of capital expenditure requirements assume that we will continue to operate our current number of owned and leased Rigs.
      We have removed approximately 838 tractors and 910 trailers from our operations since the beginning of 2004, and as a result, we presently have no excess Rigs that we could utilize to service our existing business beyond the Rigs that we presently operate. In the event we do not have sufficient funds available to make the capital expenditures outlined above at the appropriate time or if our Rig engines or trailers fail, we will be required to remove Rigs from operations. In the event we are required to remove Rigs from operations for this or other reasons, there will be an adverse effect on our operations, our financial results and customer relationships.
      We spent approximately $19.4 million of capital in 2005, $17.2 million of which was spent on our fleet of Rigs. Of this amount, our Automotive Group spent approximately $8.4 million to replace approximately 441 engines. We replaced more engines in 2005 than we replaced in 2004 because the expected useful life of approximately 470 engines was to expire in 2005. In addition, our Automotive Group spent approximately $8.3 million on the remanufacture of Rigs in 2005. Our Axis Group spent approximately $1.5 million on other capital expenditures in 2005.

      We experienced an increase in repairs and maintenance expense for our fleet of Rigs in 2005 and expect a significant increase in this expense in 2006. Repairs and maintenance expense has been increasing due to the age and condition of our existing fleet. The reduced investment in our fleet of Rigs in recent years caused by the lack of funds available for capital expenditures has increased repairs and maintenance expense. We expect repairs and maintenance expense per mile driven to continue to increase for the next three years until the savings derived from the increased level of capital spending discussed above offsets the escalating costs associated with an aging fleet. If we are unable to make planned reinvestments in the fleet because of liquidity or other constraints, or if there is inadequate manufacturing or remanufacturing capacity when we require it, repairs and maintenance expense will be adversely impacted.
      We manage equipment parts through a centralized parts vendor. All of our Automotive Group’s terminals have access to this warehouse through our management information system. Based upon usage, this management information system calculates maximum and minimum inventory quantities and automatically generates an order for parts, as supplies are needed. Minor modifications of equipment are generally performed at our terminal locations while major modifications are generally performed by the trailer manufacturers.
      In order to reduce fuel costs, our Automotive Group utilizes bulk fuel purchasing. In addition, while on delivery routes, its drivers may purchase fuel from several suppliers with whom we have negotiated competitive discounts and central billing arrangements. During 2005, Allied Automotive purchased approximately 36% of its fuel in bulk.
Competition and Market Share
      In 1997, after we acquired Ryder Automotive Group, our Automotive Group became the largest transporter of new vehicles in the U.S. and Canada. However, between 1997 and 2001, our Automotive Group lost market share primarily as a result of decisions by our Automotive Group to close certain unprofitable terminals, return certain unprofitable business or lanes of traffic to our customers and customers’ decisions to remove certain business from our portfolio, primarily as a result of pricing actions by Allied Automotive. In addition, during 2002, we decided to terminate our services to substantially all Nissan customers located in the U.S.
      We believe that our Automotive Group continues to be the largest motor carrier in North America specializing in the transportation of new automobiles, SUVs and light trucks via specialized Rigs for substantially all the major domestic and foreign automotive manufacturers.
      In recent years, the use of third-party logistics companies by automotive manufacturers has increased, particularly among the Big Three. When we use the term Big Three, we mean General Motors, Ford and Daimler Chrysler. The following are examples of the use of logistics companies:

•	General Motors utilizes Vector SCM, a division of CF Corporation, which acts as the global lead logistics service provider for General Motors;

•	Ford has engaged Autogistics to oversee its vehicle delivery network. All Ford vehicles in North America are shipped under the operating direction of Autogistics which has a service relationship with Ford through UPS Logistics; and

•	DaimlerChrysler has formed Insight, a joint venture with the Union Pacific Railroad.
      We hope to prevent further deterioration to our market share by seeking modification of certain provisions in the Master Agreement with the IBT in the United States in an attempt to make the Automotive Group more economically and operationally competitive and thereby reduce our market share losses. We attempt to differentiate our service based on our extensive capacity, the flexibility of our distribution network and reliability of execution. We also hope to prevent further deterioration to our market share on the basis of reliability through our experienced drivers, effective management, productive and service-driven operations, extensive and flexible distribution network, and management of risk, particularly with respect to cargo claims, worker injuries and traffic accidents. However, we can provide no assurance that we will be able to prevent further loss of our market share through these initiatives.
      Our Automotive Group’s major competitor is Performance Transportation Services, Inc. (“PTS”), which is the parent company for E & L Transport Company, Hadley Auto Transport and Leaseway Auto Carrier. PTS is the second largest automobile-hauling company in North America. PTS and each of these three subsidiaries filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in January 2006. Allied Automotive’s other competitors include:

•	The Waggoners Trucking (“Waggoners”); and

•	Cassens Transport Company (“Cassens”);

•	Jack Cooper Transport Co., Inc. (“Jack Cooper”);

•	Blue Thunder Auto Transport, Inc. (“Blue Thunder”);

•	United Road Service (“United Road”);

•	Fleet Car-lease, Inc. (“Fleet”).

•	Active Transportation (“Active”);
      We believe the Rig capacity and market share represented by the non-union sector of the automobile-hauling industry has been increasing but is less than the capacity of the union companies. The labor force of E & L Transport Company, Hadley Auto Transport, Leaseway Auto Carrier, Jack Cooper, Cassens and Active are unionized while those of Blue Thunder, Waggoner, United Road and Fleet are non-unionized. These companies provide services similar to those we provide and some, particularly those that are non-unionized, may be able to provide these services to Allied Automotive’s customers at lower prices or in a more flexible manner.
Employees and Owner-Operators
      At December 31, 2005, we had approximately 6,400 employees, including approximately 3,700 drivers employed by our Automotive Group. These drivers, along with shop mechanics and yard personnel employed by our Automotive Group, are primarily represented by the IBT. The Master Agreement with the Teamsters covering employees of certain of our subsidiaries in the U.S. expires on May 31, 2008. This Master Agreement was negotiated and executed by subsidiaries of our Automotive Group and we believe that it is identical to the agreement that the National Automobile Transporters Labor Division (the “NATLD”) negotiated with the IBT. The NATLD is a voluntary labor association of union companies not including our Automotive Group, which are involved in the transportation of new vehicles. The Master Agreement covers all of our terminal operations in the U.S. and provides for wage and benefit increases in each of the remaining years of the contract.
      On March 8, 2006, certain of our subsidiaries, including Allied Systems, Ltd, made a proposal to the IBT for a new collective bargaining agreement regarding their employees in the U.S. represented by the Teamsters, by modifying the current collective bargaining agreement which covers approximately 3700 drivers and yard and shop personnel employed by our Automotive Group. The proposal seeks to eliminate future increases to wages, health and welfare benefits and pension contributions as contemplated by the Master Agreement and in the aggregate seeks to reduce current Teamster employee compensation by approximately 14.5%. We believe our proposal would reduce our costs during the remaining term of the collective bargaining agreement by approximately $65 million per year as long as the proposed terms remain in effect. We have proposed a new agreement which would expire on May 31, 2011 and have commenced negotiations with the IBT.
      As a result of our projected liquidity shortfall discussed elsewhere in this Annual Report on Form 10-K and pursuant to the conditions of the Fourth Amendment to the DIP Facility, on April 13, 2006 we filed a motion with the Bankruptcy Court requesting a 10% reduction in wages earned under the Master Agreement in May and June of 2006. The Bankruptcy Court granted this motion on May 1, 2006. The order granted by the Bankruptcy Court also allows us to avoid paying wage and cost of living increases for the month of June 2006 that were previously scheduled under the Master Agreement to go into effect on June 1, 2006. The order will reduce our labor costs for employees covered by the Master Agreement in the U.S. by approximately $2 million per month in May and June 2006. The IBT has appealed the order granted by the Bankruptcy Court and the appeal is pending. On June 8, 2006, we filed a motion with the Bankruptcy Court requesting that an order be entered extending the 10% reduction in wages earned under the Master Agreement through September 30, 2006, and allowing our company to avoid paying the wage and cost of living increases as well as increases relating to health, welfare and pension obligations of our company under the Master Agreement through September 30, 2006. The Bankruptcy Court previously entered an order allowing us to reduce wages earned under the Master Agreement for our employees represented by the IBT in the United States in the months of May and June by 10% and allowing us to forego wage and cost of living increases for the month of June 2006. We can provide no assurance that we will be able to obtain interim relief beyond June 30, 2006 as requested by this motion.
      During the fourth quarter of 2005 our employees in Eastern Canada who are subject to a contract between Allied Systems (Canada) Company and the Teamsters Union in Eastern Canada ratified a one-year extension of the agreement without significant changes to the economic terms. This contract covers the drivers, mechanics, and yard personnel represented by the Teamsters Union in the provinces of Ontario and Quebec, who comprise approximately 70% of our Canadian employees who are covered by bargaining agreements.
      We can provide no assurance that our union contracts which are negotiated as current contracts expire or our attempts to modify the Master Agreement with the IBT in the United States will not result in increased labor costs, labor disruptions and/or work stoppages, increased employee turnover or higher risk management costs, which could in turn materially and adversely affect our financial condition, results of operations or customer relationships.
      In addition to utilizing our drivers for automotive deliveries, subsidiaries of our Automotive Group also utilize an estimated 680 owner-operators. These owner-operators utilize their Rigs to deliver vehicles on our behalf and are either paid a percentage of the revenues that they generate or a set fee plus a truck allowance. Of the estimated 680 owner-operators that we utilize, approximately 150 drive exclusively from terminals in Canada for our subsidiary, Allied Systems (Canada) Company, while approximately 530 drive exclusively from terminals in the U.S. for our subsidiary Allied Systems. There can be no assurance that subsidiaries of our Automotive Group will continue to utilize owner-operators under the terms or the scale our company has historically experienced.
Regulation
      Certain of our subsidiaries domiciled in the U.S. are regulated by the U.S. Department of Transportation (“DOT”) along with various state agencies. Our Canadian subsidiary is regulated by the National Transportation Agency of Canada along with various provincial transport boards. Regulations by these agencies include restrictions on truck and trailer length, height, width, maximum weight capacity and other specifications. With the percentage increase in the production of light trucks and SUVs and the associated increases in the size and weight of the average vehicle per load, the average number of vehicles delivered per load has decreased.
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
      Other regulations include safety regulations by the DOT in the design of our Rigs as well as environmental laws and regulations enforced by federal, state, provincial, and local agencies. Environmental laws and regulations affect the regulatory environment in which our Automotive Group’s terminals operate. Areas regulated include the treatment, storage and disposal of waste, and the storage and handling of fuel and lubricants. In an effort to ensure compliance with environmental laws and regulations, our Automotive Group maintains regular ongoing testing programs for underground fuel storage tanks located at its terminals.
      Future regulatory and legislative changes within the motor carrier transportation industry may affect the economics of the automobile-hauling industry by requiring changes in operating policies or by influencing the demand for, and the cost of providing services to shippers. While we believe that we are in compliance, in all material respects, with the various regulations, any failure to so comply, as well as any changes in the regulation of the industry through legislative, judicial, administrative or other action, could materially and adversely affect us.

Revenue Variability
      Our revenues are variable and can be impacted by changes in original equipment manufacture (“OEM”) production levels, especially sudden unexpected or unanticipated changes in production schedules, changes in distribution patterns, product type, product mix, product design or the weight or configuration of vehicles transported by our Automotive Group. As an example, our revenue will be adversely affected by recent decisions announced by General Motors and Ford to close certain manufacturing plants in the future. In addition, our revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new customer models which are shipped to dealers during those periods as well as to the higher spring and early summer sales of automobiles, light trucks and SUVs. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled OEM plant shutdowns, which generally occur in the third quarter. However, given the unpredictable nature of consumer sentiment and our customers’ emphasis on more effective use of plant capacity, particularly at the Big Three, there can be no assurance that historical revenue patterns or manufacturer production levels will be an accurate indicator of future OEM shipment activity. Shipment activity at our Automotive Group and the Axis Group can also be impacted by the availability of rail cars, rail transportation schedules or changes in customer service demands.
Industry Overview
      The following table summarizes historic new vehicle production in North America and sales in the U.S. and Canada, the primary source of our revenues:

			2005		2004
			vs.		vs.
			2004		2003
	2005	2004	Change	2003	Change

New Vehicle Production (in millions of units)
United States:
Big Three(1)	8.0	8.4	(4.8)%	8.9	(5.6)%
Other	3.5	3.2	9.4%	2.9	10.3%

Total	11.5	11.6	(0.9)%	11.8	(1.7)%

Canada:
Big Three(1)	1.8	1.9	(5.3)%	1.8	5.6%
Other	0.9	0.8	12.5%	0.7	14.3%

Total	2.7	2.7	—%	2.5	8.0%

Mexico:
Big Three(1)	0.9	0.9	—%	0.9	—%
Other	0.7	0.6	16.7%	0.6	—%

Total	1.6	1.5	6.7%	1.5	—%

New Vehicle Sales (in millions of units)
United States:
Big Three(1)	10.2	10.6	(3.8)%	10.8	(1.9)%
Import	2.7	2.7	—%	2.7	0.0%
Transplant(2)	3.8	3.4	11.8%	3.2	6.2%

Total	16.7	16.7	—%	16.7	0.0%

Canada:
Big Three(1)	1.0	0.9	11.1%	1.0	(10.0)%
Other	0.6	0.6	—%	0.6	0.0%

Total	1.6	1.5	6.7%	1.6	(6.3)%

(1)	Represents General Motors Corporation, Ford Motor Company and DaimlerChrysler Corporation.

(2)	Represents foreign vehicles made in the U.S.

Source: December 2005 Edition of North American Light Vehicle Industry Forecast Report (a production of Global Insight Automotive — formerly DRI Automotive).
      Domestic automotive manufacturing plants are typically dedicated to manufacturing a particular model or models. Vehicles destined for dealers within a radius of approximately 250 miles from the plant are usually transported via Rigs. The remaining vehicles are shipped by rail to various rail-ramps located throughout the U.S. and Canada where trucking companies handle final delivery to dealers utilizing Rigs. The rail or truck carrier is responsible for loading the vehicles on railcars or trailers and for any damages incurred while the vehicles are in the carriers’ custody. Automobiles manufactured in Europe and Asia are transported by ship into the U.S. and Canada and are usually delivered directly to dealers from seaports by truck or shipped by rail to the rail-ramps and then delivered by Rigs to dealers. Vehicles transported by ship are normally prepared for final dealer delivery at port processing centers, where cleaning and sometimes accessory installation takes place. The port processor then releases the vehicles to the carrier who is responsible for loading and delivery to a rail ramp or delivery directly to the dealers.
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
      We make forward-looking statements in this Annual Report on Form 10-K and in other materials we file with the SEC or otherwise make public. In this Annual Report on Form 10-K, both Item 1 “Business” and Item 7 “Managements Discussion and Analysis of Financial Conditions and Results of Operations,” contain forward-looking statements. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including our ability to emerge from Chapter 11) and demand for our services, and other statements of our plans, beliefs, or expectations, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth in Item 1A “Risk Factors,” in this Annual Report on Form 10-K and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, which could cause actual results to differ materially from our expectations.
      We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
SEC Filings
      This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports are available free of charge on our website (www.alliedholdings.com) as soon as practicable after they have been filed with the SEC.
      You may also read and copy any of the materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. You may also obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website (http://www.sec.gov) that contains our filings, proxy and other information about us.

Item 1A.	Risk Factors
      Our business is subject to certain risks, including the risks described below. Readers of this Annual Report on Form 10-K should take such risks into account in evaluating any investment decision involving our common stock. This Item 1A does not describe all risks applicable to our business and is intended only as a summary of certain material factors that affect our operations and the car-haul industry in which we operate. More detailed information concerning these and other risks is contained in other sections of this Annual Report on Form 10-K.

We may not be able to successfully reorganize under Chapter 11, which would likely terminate our future business prospects and our ability to continue as a going concern and result in a liquidation of our assets.
      On July 31, 2005, Allied Holdings, Inc. and substantially all its subsidiaries filed for voluntary reorganization under Chapter 11. Our ability to successfully reorganize could be hampered by a number of factors including our ability to obtain the required votes of the Creditors Committee to approve and implement a plan of reorganization, our ability to reach agreements with the Teamsters in the United States on modifications to the Master Agreement which we believe are necessary to allow us to emerge from Chapter 11, our ability to comply with our DIP Facility and to obtain suitable additional financing as contemplated by the Fourth Amendment to the DIP Facility, as well as financing to replace the DIP Facility upon the earlier of our emergence from Chapter 11 or the termination of such facility, our ability to motivate and retain key employees and suppliers and the extent to which the reorganization process serves to divert management’s attention away from the daily running of the business. In addition, the adverse publicity regarding our Chapter 11 filing and performance could affect our results going forward. Any adverse effect on our credit standing with our lenders and suppliers could affect the costs of doing business and our negotiating power with lenders and creditors. We can provide no assurance that the reorganization process will be successful. If it is not successful, it is likely that we would be forced to cease operations and liquidate our assets.

We currently face a liquidity shortfall that, if not resolved, could jeopardize our ability to continue as a going concern and could ultimately require our liquidation.
      We believe that we may not have sufficient availability under the DIP Facility to meet our working capital needs as soon as July 2006. Further, we believe that between the filing date of this Annual Report on Form 10-K and August 2006 we will operate often with minimal availability under the DIP Facility, which could prevent us from meeting our working capital requirements. We are taking steps to reduce or eliminate this projected shortfall. We filed a motion with the Bankruptcy Court, which was granted on May 1, 2006, providing us with interim relief from certain wages payable and scheduled cost of living increases for our employees covered by the Master Agreement with the IBT during May and June 2006, as well as requiring mandatory unpaid furloughs to be taken by certain of our non-bargaining salaried employees in North America during May and June of 2006. However, the order granting this motion does not provide for any relief beyond June 2006. We have also implemented other cost-savings initiatives which include freezing all company travel, deferring capital needed for our aging fleet of Rigs and seeking to terminate certain non-bargaining retiree benefits. In addition, we are currently in negotiations with the lenders under our DIP Facility and others to provide us with additional funds for working capital. However, at this time no assurance can be provided that any of our efforts to eliminate this projected liquidity shortfall will be successful or that we will be able to secure additional funds from our current lenders or others. If we are not able to sufficiently reduce our costs to eliminate the projected shortfall or if we are unable to secure additional funding, we may not have sufficient capital to continue as a going concern. If we are unable to continue as a going concern, it is likely that we will be required to liquidate through the Bankruptcy Court Proceedings.

We have a significant amount of debt and substantially all our assets are pledged as collateral for long-term obligations, which could limit our operational flexibility and customer relationships or otherwise adversely affect our financial condition.
      As of December 31, 2005, we had consolidated term debt and borrowings under our DIP Facility of approximately $152.0 million and Senior Notes outstanding of $150 million. As more fully discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” additional borrowings may be available under our DIP Facility. However, we are exposed to the risks normally associated with substantial amounts of debt such as:

•	We may not be able to repay, refinance or extend our debt as it matures. The DIP Facility matures on February 2, 2007;

•	If we are not able to refinance or extend our debt when it matures, we may not be able to repay the debt;

•	Substantially all our assets are pledged as collateral for our debt and as a result we are limited in our ability to sell assets to generate additional cash;

•	Our flexibility in responding to changes in the business and industry may be reduced;

•	We may be more vulnerable to economic downturns;

•	We may be unable to invest in our fleet of Rigs;

•	We may be unable to meet customer demands; and

•	We may be limited in our ability to withstand competitive pressures.

The terms of our DIP Facility place restrictions on us, which create risks of default and reduces our flexibility.
      Our DIP Facility contains a number of affirmative, negative, and financial covenants, which limit our ability to, among other things, incur or repay debt (with the exception of payment of interest or principal at stated maturity), incur liens, make investments, purchase or redeem stock, make dividend or other distributions or enter into a merger or consolidation transaction.
      If we fail to comply with the covenants contained in our DIP Facility, and these are not waived, or we do not adequately service our DIP Facility, our lenders could declare a default under the DIP Facility. If a default occurs under our DIP Facility, our lenders may elect to declare all borrowings outstanding, together with interest and other fees, to be immediately due and payable. Borrowings under our DIP Facility are collateralized with substantially all of our assets. If we were unable to repay any borrowings under our DIP Facility when due, our lenders would have the right to proceed against the collateral granted to them to secure the debt. Any default under our DIP Facility, particularly any default that resulted in acceleration of indebtedness or foreclosure on collateral, would have a material and adverse affect on us.

We will be required to make significant capital expenditures on our Rigs in the coming years or we may not be able to maintain our current level of terminal operations or customer relationships.
      In recent years, as a result of our financial condition, we have operated under a reduced capital expenditure plan with respect to our fleet of Rigs. As a result, we have been unable to replace or remanufacture the number of Rigs or engines we normally would have if we had not been forced to significantly reduce our capital expenditures. We believe that approximately 67% of our active fleet of Rigs will reach the end of their useful lives and must be replaced in 2006 through 2010, which will require a significant increase in our capital spending on the fleet, from approximately $30.5 million in 2006 to approximately $89 million in 2007 and approximately $75 million in each of the years 2008, 2009 and 2010. No assurances can be provided that we will have the necessary capital from our operations or that we will be able to obtain financing on terms acceptable to us, or at all, to support this necessary increase in capital investment. In addition, even if we are able to invest the $30.5 million budgeted for our fleet of Rigs in 2006, we still believe that approximately 230 of the Rigs that we own will be at risk of failing during 2006 as a result of tractor engine failures or trailer failures or the Rigs otherwise reaching the end of their useful lives. A large number of Rig failures in 2006 or beyond could result in our inability to meet our service requirements under existing customer contracts, which could result in the termination of such agreements by our customers and would likely have a material adverse effect on our operations and financial results.
      Additionally, we have removed approximately 838 tractors and 910 trailers from our operations since the beginning of 2004, and as a result, we presently have no excess Rigs that we could utilize to service our existing business beyond the Rigs that we presently operate. In the event we do not have sufficient funds available to make the capital expenditures outlined above at the appropriate time or if our Rig engines or tractors fail, we will be required to remove Rigs from operations. In the event we are required to remove Rigs from operations for this or other reasons, there will be an adverse effect on our operations, our financial results and customer relationships.

If we are not able to modify our Master Agreement in the U.S. or renegotiate our other union contracts on terms favorable to us as they expire, or if work stoppages or other labor disruptions occur during such negotiations, it could preclude us from emerging from bankruptcy and would have a material adverse effect on our operations.
      On March 8, 2006, certain of our subsidiaries, including Allied Systems, Ltd, made a proposal to the IBT for a new collective bargaining agreement regarding their employees in the U.S. represented by the Teamsters, by modifying the current collective bargaining agreement, which expires on May 31, 2008 and covers approximately 3,700 drivers and yard and shop personnel employed by our Automotive Group. The proposal seeks to eliminate future increases to wages, health and welfare benefits and pension contributions as contemplated by the Master Agreement and in the aggregate seeks to reduce current Teamster employee compensation by approximately 14.5%. We believe our proposal would reduce our costs, during the remaining term of the collective bargaining agreement, by approximately $65 million per year as long as our proposed terms remain in effect. We have proposed a new agreement which would expire on May 31, 2011 and have commenced negotiations with the IBT.
      As a result of our projected liquidity shortfall and pursuant to the conditions of the Fourth Amendment to the DIP Facility, on April 13, 2006 we filed a motion with the Bankruptcy Court requesting a 10% reduction in wages earned under the Master Agreement in May and June 2006. The Bankruptcy Court granted this motion on May 1, 2006. The order granted by the Bankruptcy Court also allows us to avoid paying the wage and cost of living increases for the month of June 2006 that were previously scheduled under the Master Agreement to go into effect on June 1, 2006. The order will reduce our labor costs for employees covered by the Master Agreement in the U.S. by approximately $2 million per month in May and June 2006. The IBT has appealed the order granted by the Bankruptcy Court and the appeal is pending. On June 8, 2006, we filed a motion with the Bankruptcy Court requesting that an order be entered extending the 10% reduction in wages earned under the Master Agreement through September 30, 2006, and allowing our company to avoid paying the wage and cost of living increases as well as increases relating to health, welfare and pension obligations of our company under the Master Agreement through September 30, 2006. The Bankruptcy Court previously entered an order allowing us to reduce wages earned under the Master Agreement for our employees represented by the IBT in the United States in the months of May and June by 10% and allowing us to forego wage and cost of living increases for the month of June 2006. We can provide no assurance that we will be able to obtain interim relief beyond June 30, 2006 as requested by this motion.
      We can provide no assurance that we will be able to obtain interim relief beyond June 30, 2006 as requested by this motion. If the interim relief is not extended, we may not be able to enter into a consent and fifth amendment to the DIP Facility. In addition, we can provide no assurance that we will be able to modify our Master Agreement in the U.S. as necessary to allow us to emerge from Chapter 11 or to negotiate new union contracts as the current contracts expire, or that such contracts will be on terms acceptable to us or that these contracts will not result in increased labor costs, labor disruptions, increased employee turnover, higher risk management costs, work stoppages, or lost customer market share which could in turn, have a material adverse effect on our financial condition, results of operations or customer relationships.

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

A shortage of fuel or higher fuel prices resulting from fuel shortages or other factors could have a detrimental effect on the automotive industry or the automotive transportation industry and could materially and adversely affect our operations.
      Higher fuel prices or a shortage of fuel could impact the sales of SUVs or light trucks at our major customers which could impair our revenues and negatively impact our earnings. Further, fuel is a major expense in the transportation of automobiles, and the cost and availability of fuel are subject to economic and political factors and events, which we can neither control nor accurately predict. We attempt to minimize the effect of fuel price fluctuations by periodically purchasing a portion of our fuel in advance, but we can provide no assurance that such activity will effectively mitigate our exposure. In addition, we have negotiated fuel surcharges with substantially all of our customers, which now enables us to pass on a portion of any increase in fuel costs to these customers. Customer fuel surcharges typically reset at the beginning of each quarter based on the fuel prices from the previous quarter. Therefore, there is a one-quarter lag between the time fuel prices change and the time that the fuel surcharge is adjusted. Nevertheless, we can provide no assurance that we will be able to continue to obtain fuel surcharges from these customers. Furthermore, in periods of rising fuel prices and declining vehicle deliveries, we may not recover all of the fuel price increase through our fuel surcharge programs since fuel surcharge rates in any quarter reset at the beginning of the quarter based on fuel prices in the preceding quarter and are also influenced by our customers’ production levels.
      Higher fuel prices resulting from fuel shortages or other factors could materially and adversely affect us if we are unable to pass on the full amount of fuel price increases to our customers through fuel surcharges or higher shipment rates. In addition, higher fuel prices, even if passed on to customers, or a shortage of fuel supply, or the timing of fuel surcharge recoveries could have an adverse effect on the automotive transportation industry and our business in general.

A further decline in the automotive industry could have a material adverse effect on our operations.
      The automotive transportation industry in which we operate is dependent upon the volume of new automobiles, SUVs, and light trucks manufactured, imported and sold in North America. The automotive industry is highly cyclical, and the demand for new automobiles, SUVs, and light trucks is directly affected by such external factors as general economic conditions in the U.S and Canada, unemployment, consumer confidence, government policies, continuing activities of war, terrorist activities, and the availability of affordable new car financing. As a result, our results of operations could be adversely affected by further downturns in the general economy and in the automotive industry and by consumer preferences in purchasing new automobiles, SUVs, and light trucks or the overall financial condition of our major customers. A significant decline in the volume of automobiles, SUVs, and light trucks manufactured, distributed, and sold in North America could have a material adverse effect on our operations.

The internal strategies of our largest customers could have a material effect on our performance
      Allied Automotive’s business is highly dependent on its largest customers, General Motors, Ford, DaimlerChrysler, Toyota and Honda. General Motors and Ford have publicly announced plans to reduce production levels and eliminate excess manufacturing capacity including plans to eliminate jobs and reduce costs for certain employees. The efforts underway by our customers to improve their overall financial condition could result in numerous changes that are beyond our control including additional unannounced customer plant closings, changes in products or distribution patterns, further volume reductions, labor disruptions, changes or disruptions in our accounts receivable, mandatory reductions in our pricing, terms or service conditions or market share losses. We cannot accurately anticipate some of the risks associated with the financial condition of our largest customers.

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

      We establish liabilities for our self-insured obligations based on actuarial valuations, our historical claims experience and management’s evaluation of the nature and severity of claims made against us. If the cost of these claims exceeds our estimates, as could occur if there were unfavorable developments in existing claims, we would be required to record additional expense in subsequent years.

We have a history of losses and may not be able to improve our performance to achieve profitability.
      We reported net losses of $125.7 million, $53.9 million, $8.6 million, $7.5 million and $39.5 million for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. In addition, our accumulated deficit at December 31, 2005 was $214.6 million. Our ability to improve our performance and profitability are dependent upon several factors including the timely and successful confirmation and implementation of a plan of reorganization, the economy, the dynamics of the automotive transportation industry including actions by our major customers, our ability to develop and implement successful business strategies, our ability to maintain effective relationships with our employees including those represented by the Teamsters, our ability to maintain effective relationships with our suppliers, the price and availability of fuel and our ability to successfully manage other operational challenges. If we fail to improve our performance, it could continue to have an adverse effect on our financial condition, cash flow, liquidity and business prospects and our operations would not likely be profitable in the ensuing years.

Our restricted cash, cash equivalents and other time deposits are not available for use in our operations even if they were needed to fund our operations.
      As of December 31, 2005, our restricted cash, cash equivalents and other time deposits were approximately $102.6 million. We use these restricted cash and investments to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. These assets are not available for use in our operations even if needed for our continued operations or to service our debt obligations.

If we do not maintain our relationships with major customers or these relationships are terminated, reduced or redesigned, our operations could be materially and adversely affected.
      Allied Automotive’s business is highly dependent on its largest customers, General Motors, Ford, DaimlerChrysler, Toyota and Honda. Approximately 88% of our Automotive Group’s 2005 revenues were generated through the services provided to these customers. Allied Automotive anticipates that it will continue to renew its contracts with its significant customers on or before expiration of the existing contracts or will serve its customers without interruption under the terms of current contracts, which may expire. However, we can provide no assurance that we will be able to successfully renew these contracts on or prior to their expiration on terms satisfactory to us or that we will be able to continue to serve these customers without service interruption. In addition, the Automotive Group faces the risk of losing market share in connection with its negotiations to renew its customer contracts. For instance, in 2004, the Automotive Group renewed its agreement with DaimlerChrysler and though the agreement resulted in increased billing rates, the Automotive Group lost DaimlerChrysler’s business at six locations in connection with the contract renewal. Also, in 2005, in connection with the renewal of its contract with Toyota, the Automotive Group lost business at locations that generated approximately 32% of the 2005 revenues associated with the Toyota account. A continued loss in market share without an increase in revenues or pricing or an adequate reduction in costs would likely have an adverse effect on our operations.
      Certain of our agreements with our customers remain subject to approval by the Bankruptcy Court before they are enforceable. In addition, although our Automotive Group believes that its relationships with these customers are mutually satisfactory, we can provide no assurance that these relationships will not be terminated in whole or in part in the future. Furthermore, automotive manufacturers are relying increasingly on logistics companies and re-engineering vehicle delivery practices, which could result in a reduction of services provided by us or an increase in the Automotive Group’s cost of delivery for some or all of our major customers. A significant reduction in vehicle production levels, plant closings, or the imposition of vendor price reductions by these manufacturers, or the loss of General Motors, Ford, DaimlerChrysler, Toyota or Honda as customers, or a significant reduction or a change in the design, definition, frequency or terms of the services provided for any of these customers by our Automotive Group would have a material adverse effect on our operations. General Motors, DaimlerChrysler, and Ford, in particular, have publicly announced plans to significantly reduce vendor costs including those costs associated with logistics services.

Competition in the automotive transportation industry could result in a loss of our market share or a reduction in our rates, which could have a material adverse effect on our operations.
      The automotive transportation industry is highly competitive. Our Automotive Group currently competes with other motor carriers of varying sizes, as well as with railroads and independent owner-operators. Allied Automotive also competes with non-union motor carriers that may be able to provide services to their customers at lower prices and in a more flexible manner than us. The development of new methods for hauling vehicles could also lead to increased competition. For example, some customers occasionally utilize local drive-away services to facilitate local delivery of products. There has also been an increase in the number of automobile-hauling companies that utilize non-union labor, and we believe that the market share and Rig capacity represented by such companies is increasing. Automobile-hauling companies that utilize non-union labor operate at a significant cost advantage as compared to our Automotive Group and other unionized automobile-hauling companies. Non-union car-haul competitors also operate without restrictive work rules that apply to our Automotive Group and other unionized companies. Railroads, which specialize in long-haul transportation, may be able to provide delivery services at costs to customers that are less than the long-haul delivery cost of Allied Automotive’s services. Further, the railroads could form alliances for local delivery of customer products. If we lose market share to these competitors or have to reduce our rates in order to retain our market share, our financial condition and results of operations could be materially and adversely affected.

Our common stock is not currently listed on a national securities exchange, which could make it more difficult for investors to liquidate their shares, result in a decline in the stock price and make it difficult for us to raise additional capital.
      We voluntarily requested that our common stock be delisted from the American Stock Exchange (“AMEX”) during 2005 since we did not believe that we would be able to comply with the continuing listing requirements of the AMEX. The stock was subsequently delisted in August 2005 and is currently traded on the Pink Sheets, which are a daily listing of bid and ask prices for over-the-counter stocks not included on the daily over-the-counter bulletin boards. We can provide no assurance that we will be able to re-list our common stock on a national securities exchange or that the stock will continue being traded on the Pink Sheets.

Adverse changes in the foreign business climate, primarily in Canada, could adversely affect our operations.
      Although the majority of our operational activity takes place in the U.S., we derive a portion of our revenues and earnings from operations in foreign countries, primarily Canada. The risks of doing business in foreign countries include the potential for adverse changes in the local political climate, adverse changes in diplomatic relations between foreign countries and the U.S., hostility from local populations, terrorist activity, the potential adverse effects of currency exchange controls, increased security at U.S. border crossings which could slow the movement of freight and increase our operating costs, deterioration of foreign economic conditions, currency rate fluctuations, foreign exchange restrictions and potential changes in local taxation policies. Due to the foregoing risks, any of which, if realized, could have a material adverse effect on our operations, we believe that our business activities outside of the U.S. involve a higher degree of risk than our domestic activities.

Major changes in key personnel on whom we depend could adversely affect our operations.
      Our success is dependent upon our senior management team, as well as our ability to attract and retain qualified personnel. If our management team is unable to develop successful strategies, achieve company objectives or maintain satisfactory relationships with our customers, employees, suppliers and creditors, our ability to grow our business and meet business challenges could be impaired. We can provide no assurance that we will be able to retain our existing senior management team or that we will be able to attract qualified replacement personnel.

The loss of our Teamster drivers and mechanics could adversely affect our operations
      Our ability to perform daily operations on behalf of our customers is dependent upon our ability to attract and retain qualified drivers and mechanics to staff our Automotive Group’s terminals and garages. Should we experience higher Teamster employee retirements or resignations due to our efforts to seek interim wage relief or modifications in our Master Agreement, our ability to grow our business, maintain our current business levels and meet customer service requirements could be adversely impacted. We can provide no assurance that we will be able to retain existing Teamster personnel at existing staffing levels or attract new Teamster employees to replenish our work force.

We have previously had material weaknesses in our internal control over financial reporting, and any unidentified material weaknesses could cause us to fail to meet our SEC and other reporting requirements.
      In connection with its audits of our consolidated financial statements for years ended December 31, 2003 and 2004, including reviews of the quarterly periods for those years, KPMG advised the Audit Committee and management that KPMG had identified deficiencies in our analysis, evaluation and review process for financial reporting. KPMG informed the Audit Committee and management that it believed such deficiencies were a “material weakness” in our internal control over financial reporting, with respect to our analysis, evaluation and review of financial information included in our financial reporting.
      In connection with the audit of our consolidated financial statements for the year ended December 31, 2005, KPMG indicated that certain deficiencies continue to exist and were considered to be a material weakness as of December 31, 2005. However, KPMG acknowledged to the Audit Committee and management that they had observed improvement in processes and controls with respect to our analysis, evaluation and review of financial information included in our financial reporting. While improvements had been made, KPMG indicated that the design and operating effectiveness of these controls could only be comprehensively evaluated after they have been in place and operating for a reasonable period of time.
      Since we are not an accelerated filer (as defined in Exchange Act Rule 12b-2), we have not conducted the initial assessment of our internal control over financial reporting mandated by Section 404 of the Sarbanes-Oxley Act of 2002 nor has KPMG audited the effectiveness of our internal control over financial reporting. We will report on that annual assessment in our Annual Report on Form 10-K, when required, which will be no earlier than for the year ending December 31, 2007. That process could identify significant deficiencies or material weaknesses not previously reported.
      We can provide no assurances that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be discovered in the future. If we fail to remediate any such material weakness, our operating results or customer relationships could be adversely affected or we may fail to meet our SEC reporting requirements or our financial statements may contain a material misstatement. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives or of preventing fraud due to its inherent limitations, regardless of how well designed or implemented.
      Internal control over financial reporting is a process that involves human diligence and compliance and as a result is subject to lapses in judgment and breakdowns resulting from human failures. Because of these and other limitations, there is a risk that material misstatements or instances of fraud may not be prevented or detected on a timely basis by our internal control over financial reporting.

Item 1B.	Unresolved Staff Comments
      None

Item 2.	Properties
      Our executive offices are located in Decatur, Georgia, a suburb of Atlanta. We lease approximately 100,000 square feet of space for our executive offices, which we believe is sufficient to permit us to conduct our corporate business. We have subleased approximately 15,000 square feet of this space for varying terms. Our Automotive Group also operates from 76 terminals throughout the U.S. and Canada, which are located at or close to manufacturing plants, ports, and railway terminals. Allied Automotive currently owns 17 of these terminals and leases the remainder. Most of the leased facilities are leased on a year-to-year basis from railroads at amounts that are not individually material to us. In addition, the Axis Group operates from 39 terminals.
      As more fully disclosed in Note 14 of the notes to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K, borrowings under our DIP Facility are secured by a first priority security interest on certain of our assets. If we were unable to repay any borrowings under our DIP Facility as they are due, our lenders would have the right to proceed against the collateral.
      Changes in governmental regulations, particularly in the 1990’s, have over time permitted the lengthening of Rigs from 55 to 75 feet. Our Automotive Group has worked closely with automobile manufacturers to develop specialized equipment to meet their specific needs. Our Automotive Group’s Rigs are substantially maintained at 42 garages (also referred to as shops) located throughout the U.S. and Canada. Approximately 419 maintenance personnel, including managers and supervisors, staff these garages. Of the 42 shops, our Automotive Group owns 14 and leases the remaining 28. We schedule our Rigs for regular preventative maintenance inspections. Each shop is equipped to handle repairs resulting from regular preventative maintenance inspections and daily post-trip vehicle inspections documented by our drivers, including repairs to electrical systems, air conditioning systems, suspension, hydraulic systems, cooling systems, and minor engine repairs. Major engine overhaul and engine replacement and services relating to our remanufacturing program are generally performed by outside vendors.

Item 3.	Legal Proceedings
      We are involved in various litigation and environmental matters relating to workers’ compensation, products liability, auto liability, employment practices, and other matters arising from operations in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations. As previously discussed, on July 31, 2005, Allied Holdings, Inc. and substantially all of its subsidiaries filed voluntary petitions seeking protection under Chapter 11. These petitions and other legal proceedings are discussed more fully in Note 18 of the notes to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
Executive Officers of the Registrant
      The following table sets forth certain information regarding our executive officers:

Name	Age	Title

Robert J. Rutland	64	Chairman and Director
Hugh E. Sawyer	51	President, Chief Executive Officer, and Director
Guy W. Rutland, IV	42	Senior Vice President and Director
Thomas M. Duffy	45	Executive Vice President, General Counsel and Secretary
Thomas H. King	51	Executive Vice President and Chief Financial Officer
Joseph V. Marinelli	49	Senior Vice President, Field Operations
      Mr. Robert Rutland has been our Chairman since 1995. He served as Chairman and Chief Executive Officer between February 2001 and June 2001, as Chairman between December 1995 and December 1999 and as President and Chief Executive Officer between 1986 and December 1995. Prior to October 1993, Mr. Rutland served as Chief Executive Officer of each of our subsidiaries.
      Mr. Sawyer has been our President and Chief Executive Officer since June 2001. Between April 2000 and June 2001, he served as President and Chief Executive Officer of Aegis Communications Corp. Mr. Sawyer also served briefly as President of our Automotive Group between January 2000 and April 2000, as President and Chief Executive Officer of National Linen Service (a subsidiary of National Service

Industries, Inc.) between 1996 and 2000 and as President of Wells Fargo Armored Service Corp. (a subsidiary of Borg-Warner Corp.) between 1988 and 1995. Mr. Sawyer previously served as member of the board of directors of Spiegel, Inc. from October 2003 to June 2005.
      Guy W. Rutland IV has been a Senior Vice President since July 2001. Mr. Rutland was Executive Vice President and Chief Operating Officer of our Automotive Group between February 2001 and July 2001, Senior Vice President — Operations of our Automotive Group between November 1997 and February 2001 and Vice President — Reengineering Core Team of our Automotive Group between November 1996 and November 1997. Between January 1996 and November 1996, Mr. Rutland was Assistant Vice President of the Central and Southeast Operations of Allied Systems, Ltd, one of our subsidiaries. Between March 1995 and January 1996, Mr. Rutland was Assistant Vice President of Operations for the Central Division of Allied Systems, Ltd and Assistant Vice President of its Eastern Division between June 1994 and March 1995. Between 1993 and June 1994, Mr. Rutland was assigned to the special projects department during which time he performed an assignment in the Industrial Relations/ Labor Department. Between 1988 and 1993, Mr. Rutland served as our Director of Performance Management.
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
      Mr. King was appointed Executive Vice President and Chief Financial Officer on January 25, 2005, prior to which he served us as a full-time accounting consultant when he was with Tatum Partners. Tatum Partners is a consulting group, which he joined in 2000 that provides clients with a full range of chief financial officer services. While at Tatum Partners, Mr. King served as interim CFO and financial vice-president for a number of public and private companies. Prior to joining Tatum Partners, Mr. King served as Chief Financial Officer of John Galt Holdings, Ltd. & Affiliates. Mr. King is a certified public accountant and has worked at the accounting firms of Deloitte & Touche LLP and PricewaterhouseCoopers.
      Mr. Marinelli has been our Senior Vice President of Field Operations since April of 2004. Prior to joining our company, Mr. Marinelli worked with Aegis Communications where he served as Executive Vice President — Operations from July 2001 and as Senior Vice President of Field of Operations between July 2000 and June 2001. Between April 1998 and April 2000, Mr Marinelli was the Senior Vice President of Field Operations at National Linen Services.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      From April 2002 until August 2005, our common stock was traded on the AMEX under the symbol “AHI.” Between March 3, 1998 and the date the stock began trading on the AMEX, it was listed on the New York Stock Exchange and between September 29, 1993 and March 3, 1998 it was traded on the NASDAQ Stock Market. Prior to that, there was no established public trading of our common stock.

      In August 2005 we voluntarily delisted our common stock from the AMEX. Since the voluntary delisting, our common stock has been and is currently quoted on the Pink Sheets under the symbol “AHIZQ.PK.” The following table sets forth for the periods indicated (i) the high and low sales prices on the AMEX and (ii) the high and low bid prices on the Pink Sheets. The Pink Sheets bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	Year Ended December 31,

	2005		2004

Period:	High	Low	High	Low

First Quarter	$4.50	$2.10	$7.89	$4.86
Second Quarter	$2.30	$0.41	$6.21	$3.85
Third Quarter	$0.81	$0.06	$4.26	$2.18
Fourth Quarter	$0.65	$0.18	$3.34	$1.97
      As of March 23, 2006, common stock holders of record totaled approximately 2,200 in number.
      We have paid no cash dividends since our stock became publicly traded in 1993. Furthermore, the DIP Facility contains covenants restricting our ability to pay dividends on our common stock. In addition, under the Bankruptcy Code, certain pre-petition and post-petition liabilities must be satisfied before we can make any distributions to our stockholders. See also Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources and Note 14 in the notes to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
      Equity Compensation Plan Information:

	Number of Securities to be		Number of Securities
	Issued Upon Exercise of	Weighted-Average	Remaining Available for Future
	Outstanding Options,	Exercise Price of	Issuance Under Equity
Plan Category	Warrants and Rights	Outstanding Options	Compensation Plans

Equity compensation plans approved by security holders(1)	1,572,667	$3.67	520,010	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	1,572,667	$3.67	520,010

(1)	Consists of our 1993 Long-Term Incentive Plan as adopted in 1993, amended in 2000, amended and restated in 2001, amended in 2002, and amended and restated in 2004. For a description of our equity compensation plan, see Note 20 of our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Includes our Employee Stock Purchase Plan, which has 199,269 shares available for future issuance. However, in June 2005 the Employee Stock Purchase Plan was amended to suspend future purchases under the plan.

Item 6.	Selected Consolidated Financial Data
      You should read the following selected consolidated financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included in Item 15 of this Annual Report on Form 10-K.

	Year Ended December 31,
	(In thousands except per share amounts)

	2005	2004	2003	2002	2001

Selected Statement of Operations Data:
Revenues	$892,934	$895,213	$865,463	$898,060	$896,767

Loss before income taxes, reorganization items and cumulative effect of change in accounting principle	(129,425)	(41,522)	(2,338)	(4,563)	(60,789)
Reorganization items	(7,131)	—	—	—	—

Loss before income taxes and cumulative effect of change in accounting principle	(136,556)	(41,522)	(2,338)	(4,563)	(60,789)
Income tax benefit (expense)	10,832	(12,361)	(6,266)	1,129	21,293

Loss before cumulative effect of change in accounting principle	(125,724)	(53,883)	(8,604)	(3,434)	(39,496)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(4,092)	—

Net loss	$(125,724)	$(53,883)	$(8,604)	$(7,526)	$(39,496)

Net loss per share — basic and diluted	$(14.02)	$(6.15)	$(1.02)	$(0.91)	$(4.86)
Weighted average common shares outstanding — basic and diluted	8,970	8,757	8,475	8,301	8,128
Selected Balance Sheet Data (period end):
Total assets	$383,116	$421,532	$460,063	$468,387	$537,104
Debtor-in-possession credit facility	(151,997)	—	—	—	—
Pre-petition long-term debt, including current portion and revolving credit facility	—	251,238	246,500	248,475	289,158
Other long-term liabilities	74,096	70,444	59,697	64,792	72,296
Stockholders’ (deficit) equity	(187,367)	(41,549)	8,814	10,314	17,997

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the discussion and analysis in this section in conjunction with the consolidated financial statements and accompanying notes included in Item 15 of this Annual Report on Form 10-K.
Executive Overview
      Since July 31, 2005, Allied Holdings, Inc. and substantially all of its subsidiaries have been operating under Chapter 11 of the Bankruptcy Code and continuation of our company as a going concern is predicated upon, among other things: (i) our ability to obtain confirmation of a plan of reorganization; (ii) compliance with the provisions of the DIP Facility; (iii) our ability to reach an agreement with the IBT on a new collective bargaining agreement; (iv) our ability to generate cash flows from operations; (v) our ability to obtain financing sufficient to satisfy our future obligations; and (vi) our ability to comply with the terms of the ultimate plan of reorganization. These matters create uncertainty concerning our ability to continue as a going concern.
      We are an automobile-hauling company with annual revenues in excess of $890 million. We offer a range of automotive delivery services to dealers including the transportation of new, pre-owned and off-lease vehicles from plants, rail ramps, ports and auctions, while also providing vehicle rail-car loading and unloading services.

Our principal operating subsidiaries are the Allied Automotive Group and the Axis Group. Allied Automotive Group is our largest subsidiary comprising 97% of our 2005 revenues.
      Using our Rigs, we serve and support all the major domestic and foreign automobile manufacturers. Though there is limited public information available about our competitors, most of whom are privately-owned companies, we believe that our Automotive Group is the largest motor carrier in North America, based on the number of vehicles we deliver annually versus total vehicles produced as well as revenues generated from vehicle deliveries. Allied Automotive’s largest customers are General Motors, Ford, DaimlerChrysler, Toyota and Honda. Other North American customers include the major foreign manufacturers, namely Mazda, Nissan, Isuzu, Volkswagen, Hyundai, and KIA. The Automotive Group operates primarily in the “short-haul” segment of the automotive transportation industry. When we use the term “short-haul,” we mean average hauled distances of less than 200 miles.
      Our Axis Group complements the services provided by our Automotive Group, providing vehicle distribution and transportation support services to the pre-owned, off-lease and new vehicle markets as well as to other segments of the automotive industry. Other services provided by Axis to the automotive industry include automobile inspections, auction and yard management services, vehicle tracking, vehicle accessorization, and dealer preparatory services.
      In this section, we discuss the following:

•	The Chapter 11 Proceedings;

•	Summary of Other Events;

•	Our Customers;

•	Our Competitors;

•	Collective Bargaining Agreements and Regulations Which Impact Us;

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Disclosures About Market Risks;

•	Critical Accounting Policies and Estimates; and

•	Recent Accounting Pronouncements.
The Chapter 11 Proceedings
      As discussed above, on July 31, 2005, Allied Holdings, Inc. and substantially all of its subsidiaries filed voluntary petitions seeking protection under Chapter 11. The Chapter 11 filings were precipitated by various factors including the decline in new vehicle production at certain of our major customers, rising fuel costs, historically high levels of debt, increasing wage and benefit obligations for our employees covered by the Master Agreement with the Teamsters and the increase in non-union car-haul competition. See Note 3 of the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further information regarding these petitions.
      We are currently operating our business as debtors-in-possession under the jurisdiction of the U.S. Bankruptcy Court. As debtors-in-possession, we are continuing to operate our business without significant interruption during the restructuring process under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable court orders, as well as other applicable laws and rules. In general, a debtor-in-possession is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. However, we can provide no assurance that we can continue to operate our business without significant interruption.

      In connection with the Chapter 11 filing, we entered into the DIP Facility with a group of lenders to provide us with financing during the Chapter 11 Proceedings. Using the funds received from the DIP Facility, we paid in full the amounts due and payable under our Pre-petition Facility. Subject to compliance with the terms of the DIP Facility, funds under the DIP Facility allow us to operate in the normal course of business and are available to help satisfy our working capital needs during the Chapter 11 Proceedings, including payment under normal terms for goods and services provided after the Petition Date, payment of wages and benefits to active employees and retirees and other items approved by the Bankruptcy Court. The DIP Facility is more fully discussed in the Liquidity and Capital Resources section and Note 14 of the consolidated financial statements included in this Annual Report on Form 10-K.
      The Bankruptcy Court has granted certain orders, in connection with the Chapter 11 cases, including orders that authorize Allied and each of its subsidiaries to continue to:

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
      Certain other orders have been entered by the Bankruptcy Court relative to the Chapter 11 filing that include orders authorizing us to maintain our existing cash management systems, continue to use existing bank accounts, to honor pre-petition cargo claims and to reduce wages by 10% in May and June 2006 for our employees in the U.S. who are represented by the Teamsters. Certain other motions have been filed and are pending the Bankruptcy Court’s approval including a motion filed by us to reject certain post-retirement benefit contracts, and a motion to extend the interim relief granted under Section 1113(e) of the Bankruptcy Code through September 30, 2006.
      The office of the United States Trustee has appointed a Creditors Committee which has the right to be heard on all matters that come before the Bankruptcy Court. Under the priority plan established by the Bankruptcy Code, certain post-petition and pre-petition liabilities must be satisfied before stockholders are entitled to any distributions. The bar date for creditors to file claims with the Bankruptcy Court was February 17, 2006 and we are currently in the process of reconciling these claims to our records. The rights and claims of various creditors and security holders will be determined by the plan of reorganization and the ultimate recovery during the Chapter 11 Proceedings to creditors and security holders, if any, will not be determined until confirmation of the plan of reorganization. We can provide no assurance concerning the values, if any, that will be ascribed in the Chapter 11 Proceedings to the interests of each of these constituencies and it is possible that our equity or other debt securities will be restructured in a manner that will substantially reduce or eliminate any remaining value. If a plan of reorganization is not approved, it is possible that our assets will be liquidated.
      At this time, it is not possible to accurately predict the effect of the Chapter 11 Proceedings on our business and if or when we will emerge from Chapter 11. Our future results of operations will depend on the timely and successful confirmation and implementation of a plan of reorganization and we can provide no assurance that the Bankruptcy Court will confirm the proposed plan of reorganization, or that any such plan will be consummated. The Company currently has the exclusive right to file a plan of reorganization until July 15, 2006 and to solicit acceptance of the plan through September 13, 2006. The exclusivity date can be extended at our request, if approved by the Bankruptcy Court. However we can provide no assurance as to whether any request to extend the exclusivity date will be approved.
      We are working towards emerging from the Chapter 11 process with a redesigned capital structure in order to lower debt through improved customer contracts and improved contract terms with the IBT regarding our employees in the U.S. represented by the Teamsters. As previously discussed, in connection with the amendment to the DIP Facility in April 2006, we agreed to engage Glass as an operational advisor to assist us in various issues relating to the operations of our business. We can, however, provide no assurance that any of these actions will succeed. Further, we can provide no assurance that the Creditors Committee will support the proposed plan of reorganization and actions by the Committee could delay the approval of our plan of reorganization and our subsequent emergence from Chapter 11. If the Chapter 11 Process is delayed, we may incur increased legal and professional fees which could adversely affect our operations. Due to these uncertainties, an investment in our common stock or debt securities is highly speculative and accordingly, we urge investors to exercise caution with respect to existing and future investments in our common stock or debt securities.
Summary of Other Events
      During 2005 we were impacted by liquidity constraints. Throughout the year we took various steps to preserve our liquidity, including rescheduling and deferring capital expenditures, delaying payroll for certain salaried, non-bargaining employees for two weeks and negotiating more favorable payment terms with certain of our vendors and service providers for a limited period of time. We added a $25 million term loan to our Pre-petition Facility during the second quarter of 2005 and to remain in compliance with the Pre-petition Facility, amended the facility at various intervals between April and July 2005. Subsequent to the Chapter 11 filing, using funds received from our DIP Facility, we paid in full all amounts due under the Pre-petition Facility including the premium due for prepayment of the facility prior to maturity. To remain in compliance with the DIP Facility, we amended the facility on November 17, 2005, entered into a consent agreement on January 30, 2006, entered into a forbearance agreement on March 9, 2006 which was extended on April 3, 2006, extended again on April 18, 2006 in connection with the Fourth Amendment to the DIP Facility and further extended on May 18, 2006 and May 30, 2006 each of which is described more fully below in our discussion of liquidity matters.
      We recorded net losses of $125.7 million, $53.9 million and $8.6 million in 2005, 2004 and 2003, respectively. Factors affecting the results for these years include the following:

•	2005 — a non-cash impairment charge related to our Automotive Group’s goodwill; a reduction in the number of vehicles we delivered; an increase in the cost of fuel and labor; recognition of a withdrawal liability related to multiemployer pension plans from which we withdrew; additional expenses related to the Chapter 11 Proceedings; and an increase in interest expense associated with higher average outstanding debt and higher effective interest rates.

•	2004 — increased expenses related to our self-insurance programs including a non-cash charge related to our conclusion that we could no longer reliably determine insurance reserves on a discounted basis due to continued adverse development for claims incurred in prior years, as well as higher than expected costs for insurance premiums; a non-cash impairment related to goodwill at the Axis Group; increased audit and accounting costs; increased depreciation expense on some of our Rigs due to a revision of their estimated useful lives; a non-cash charge to record an additional valuation allowance against our deferred tax assets; increased maintenance costs; the adverse impact of excess costs associated with lower than expected shipment levels in January 2004; and dramatically higher fuel prices beginning in the second quarter and continuing throughout the year.

•	2003 — the adverse impact of the decline in new vehicle production; a non-cash charge to record a valuation allowance against our deferred tax assets; the adverse effects to our net loss were partially offset by a pre-tax gain from the settlement of litigation with Ryder System; the strengthening of the Canadian dollar against the U.S. dollar; reduced depreciation as a result of fully depreciated assets in our fleet of Rigs; and the elimination of certain non-performing terminal locations that operated at a loss.
      During the Chapter 11 Proceedings we have renewed contracts with rate increases with certain of our major customers and renewed our contract with the Teamsters in Eastern Canada for a period of one year. We reached an agreement in principle with Toyota in the U.S. which included rate increases, however, it excluded, beginning in the first quarter of 2006, vehicle delivery services at locations that generated approximately 32% of the 2005 revenues associated with the Toyota account. We do not anticipate that the lower volume will materially impact our operating income since we expect the rate increases to offset the adverse impact of the loss of volume.
      On June 17, 2005, we filed an application with the SEC to voluntarily delist our common stock from trading on the AMEX. We were operating under a plan that was approved by the AMEX in February 2005 to bring our stockholders’ equity above the continued listing requirement of the AMEX by May 2006. We made the decision to voluntarily delist our common stock from trading on the AMEX because we no longer believed that we would be able to comply with the plan as submitted to the AMEX. On August 18, 2005, the SEC issued an order granting the application and our common stock was delisted from the AMEX on such date. Currently, our common stock is quoted on the Pink Sheets, which are a daily listing of bid and ask prices for over-the-counter stocks not included on the daily over-the-counter bulletin boards. We can provide no assurance that our common stock will continue to be quoted on the Pink Sheets.
Our Customers
      Allied Automotive’s business is highly dependent on its largest customers, General Motors, Ford, DaimlerChrysler, Toyota and Honda. Approximately 88% of our Automotive Group’s 2005 revenues were generated from the services provided to these customers. A significant reduction in production, changes in production mix, plant closings, changes in production schedules, changes in our customers’ distribution strategies or the imposition of vendor price reductions by these manufacturers, or the loss of General Motors, Ford, DaimlerChrysler, Toyota or Honda as a customer, or a significant reduction in the services provided to any of these customers by our Automotive Group would have a material adverse effect on our operations. General Motors, DaimlerChrysler, and Ford, in particular, have publicly announced plans to significantly reduce vendor costs including those associated with transportation services. In addition, our two largest customers have recently announced plans regarding their intent to close certain production facilities, some of which we serve. A loss of volume would negatively impact our financial results.
      Allied Automotive has contracts or agreements in principle in place with substantially all of its customers with varying terms up to March 2009. However, most of these contracts can be terminated by either party upon a specified period of notice. These contracts establish rates for the transportation of vehicles. Generally, rates are based on a fixed rate per vehicle transported and a variable rate for each mile that a vehicle is transported, as well as an administrative processing fee. Certain contracts provide for rate variation per vehicle depending on the size and weight of the vehicle. Since the third quarter of 2004, substantially all of our customers have agreed to the payment of a fuel surcharge that allows us to recover at least a portion of fuel price increases. Except in cases where we are able to obtain the customer’s agreement, these contracts do not permit the recovery of increases in fuel taxes or labor costs.
      Our Automotive Group has developed and maintained long-term relationships with its significant customers and has historically been substantially successful in negotiating the renewal of contracts with these customers. Allied Automotive anticipates that it will be able to continue these relationships with its customers without service interruption. However, there can be no assurance that it will be able to successfully renew contracts with its major customers on terms satisfactory to Allied Automotive prior to the expiration of these contracts, or that it will continue to serve its customers without interruption or without a loss of market share or reduced pricing under the terms of the current contracts as they expire.
      Current customer contracts include the following:

•	a contract with DaimlerChrysler, which was renewed in December 2005, expires on September 30, 2007, and grants the Automotive Group primary carrier rights for 24 locations in the U.S. and 13 in Canada. The contract may be terminated by location on 150 days notice by either party. This contract, as renewed, provides for an increase in underlying base rates as of October 1, 2005 and again on October 1, 2006. This renewed agreement was approved by the Bankruptcy Court in March 2006;

•	a contract with General Motors which expires in December 2008 grants the Automotive Group primary carrier rights for 36 locations in the U.S. and Canada. This contract was renewed in December 2005 with rate increases effective January 1, 2006 and January 1, 2007. General Motors does not have the right to contract with other automobile-hauling service providers at a location under the terms of the contract unless the Automotive Group fails to comply with service or quality standards at such location. Should an event of non-compliance occur, the Automotive Group has 30 days in which to cure. If Allied Automotive does not cure, General Motors may give 60 days notice of termination with respect to the applicable location. This renewed agreement was approved by the Bankruptcy Court in January 2006;

•	a contract with American Honda Motor Company for vehicles delivered in the United States which extends the Automotive Group’s current contract with Honda in the United States through March 31, 2009. Pursuant to the terms of the agreement which was renewed in March 2006, the Automotive Group will continue performing vehicle delivery services at all of the locations in the United States that it currently serves for Honda. The contract renewal includes increases in the underlying rates paid by Honda to the Automotive Group for vehicle delivery services effective April 1, 2006, and again on April 1, 2007 and April 1, 2008;

•	an agreement in principle with Toyota regarding a contract which will expire on March 31, 2007. This agreement in principle provides that the contract may be terminated by either party by giving 60 days notice and provides for an increase in base rates effective February 1, 2006 at locations which generated approximately 68% of the revenues for 2005 associated with the Toyota account. In addition, during the first quarter of 2006, we ceased performing vehicle delivery services at locations that generated approximately 32% of the 2005 revenues associated with the Toyota account. This agreement in principle remains subject to the execution of a definitive agreement and approval of the agreement by the Bankruptcy Court; and

•	an agreement in principle reached in December 2005 with Ford Motor Company through Autogistics, a service relationship between Ford and UPS Logistics, that oversees Ford’s vehicle delivery network. This agreement in principle grants the Automotive Group primary carrier rights for 22 locations in the U.S. and Canada. The agreement in principle provides for the Automotive Group to retain all of its business in North America for Ford for a two-year term expiring December 31, 2007, and required the Automotive Group to reduce its rates at one location served for Ford effective December 2005. The Automotive Group will increase rates on all business served to Ford, effective January 1, 2007 under the agreement in principle. The agreement in principle contemplates that each party to the contract will have the right to terminate the agreement by location on 75 days notice. This agreement in principle remains subject to the execution of a definitive agreement and approval of the agreement by the Bankruptcy Court.
Our Competitors
      Automotive manufacturers have increased their use of third party logistics companies to assist them in the distribution of their products. We believe that the formation of these logistic providers may provide us with an opportunity to collaborate more directly with logistics professionals and we hope to increase market share on the basis of superior customer value propositions by differentiating ourselves from our competitors on the basis of our experienced drivers, effective management, productive and service-driven operations, extensive and flexible distribution network, and superior management of risk, worker injuries and traffic accidents. We also hope to differentiate our service based on our speed and reliability of execution.
      In addition, the number of motor carriers that utilize non-union labor and the market share represented by those carriers have been increasing. Non-unionized companies are able to provide the services that we offer at lower prices and in a more flexible manner.
      Our Automotive Group’s major competitor is PTS. As previously discussed, on January 25, 2006, PTS and certain of its subsidiaries filed for Chapter 11 protection under the U.S. Bankruptcy Code.
Collective Bargaining Agreements and Regulations Which Impact Us
      At December 31, 2005, we had approximately 3,700 drivers employed by our Automotive Group. These drivers, along with shop mechanics and yard personnel employed by our Automotive Group, are represented by various labor unions, but the majority are represented by the Teamsters. The Master Agreement with the Teamsters expires on May 31, 2008 and covers approximately 80% of our U.S. employees. Economic provisions of the agreement include a wage freeze for the first two years of the agreement (June 2003 through May 2005) and wage increases of approximately 2.0% on June 1, 2005, 2.0% on June 1, 2006, and an additional 2.5% on June 1, 2007. The agreement also provides for increases in health, welfare and pension contributions during each year of the agreement. The economic provisions of the contract are anticipated to increase our U.S. Teamster labor costs in each year of the agreement. The U.S. Teamsters labor costs would increase under the Master Agreement by 2.5% over the year ended May 31, 2005, 2.5% in the year ended May 31, 2007, and 3.0% in the year ended May 31, 2008.
      On March 8, 2006, certain of our subsidiaries including Allied Systems, made a proposal to the IBT for a new collective bargaining agreement regarding their employees in the U.S. represented by the Teamsters, by modifying the current collective bargaining agreement, which expires in May 2008 and covers approximately 3,700 drivers and yard and shop personnel employed by our Automotive Group. The proposal seeks to eliminate future increases to wages, health and welfare benefits and pension contributions as contemplated by the Master Agreement and in the aggregate seeks to reduce current Teamster employee compensation by approximately 14.5%. We believe our proposal would reduce our costs during the remaining term of the collective bargaining agreement by approximately $65 million per year as long as the proposed terms remain in effect. We have proposed a new agreement which would expire on May 31, 2011 and have commenced negotiations with the IBT.
      As a result of our projected liquidity shortfall and pursuant to the conditions of the Fourth Amendment to the DIP Facility, on April 13, 2006 we filed a motion with the Bankruptcy Court requesting a 10% reduction in wages earned under the Master Agreement in May and June of 2006. The Bankruptcy Court granted this motion on May 1, 2006. The order granted by the Bankruptcy Court also allows us to avoid paying the wage and cost of living increases for the month of June 2006 that were previously scheduled under the Master Agreement to go into effect on June 1, 2006. The order will reduce our labor costs for employees covered by the Master Agreement in the U.S. by approximately $2 million per month in May and June 2006. The IBT has appealed the order granted by the Bankruptcy Court and the appeal is pending. On June 8, 2006, we filed a motion with the Bankruptcy Court requesting that an order be entered extending the 10% reduction in wages earned under the Master Agreement through September 30, 2006, and allowing our company to avoid paying the wage and cost of living increases as well as increases relating to health, welfare and pension obligations of our company under the Master Agreement through September 30, 2006. The Bankruptcy Court previously entered an order allowing us to reduce wages earned under the Master Agreement for our employees represented by the IBT in the United States in the months of May and June by 10% and allowing us to forego wage and cost of living increases for the month of June 2006. We can provide no assurance that we will be able to obtain interim relief beyond June 30, 2006 as requested by this motion.
      During the fourth quarter of 2005 our employees in Eastern Canada who are subject to a contract between Allied Systems (Canada) Company and the Teamsters Union in Eastern Canada ratified a one-year extension of the agreement without significant changes to the economic terms. This contract covers the drivers, mechanics, and yard personnel represented by the Teamsters Union in the provinces of Ontario and Quebec, who comprise approximately 70% of our Canadian employees who are covered by bargaining agreements.
      We can provide no assurance that we will be able to modify our Master Agreement in the U.S. as necessary to allow us to emerge from Chapter 11 or to negotiate new union contracts as the current contracts expire, or that such contracts will be on terms acceptable to us or that these contracts will not result in increased labor costs, labor disruptions, increased turnover and/or work stoppages or higher risk management costs, or lost customer market share which could in turn, have a material adverse effect on our financial condition, results of operations or customer relationships.
      Certain of our subsidiaries domiciled in the U.S. are regulated by the Department of Transportation along with various state agencies. Our Canadian subsidiary is regulated by the National Transportation Agency of Canada along with various provincial transport boards. Regulations by these agencies include restrictions on truck and trailer length, height, width, maximum weight capacity and other specifications.

Results of Operations
      The following table sets forth the percentage relationship of expense items to revenues for the years ended December 31, 2005, 2004 and 2003:

	As a % of revenues

	2005	2004	2003

	%	%	%
Revenues	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and fringe benefits	54.0%	54.6%	54.3%
Operating supplies and expenses	20.2%	18.1%	16.0%
Purchased transportation	13.4%	12.4%	11.5%
Insurance and claims	4.7%	4.6%	4.4%
Operating taxes and licenses	3.3%	3.3%	3.5%
Depreciation and amortization	3.4%	4.8%	5.3%
Rents	0.8%	1.0%	0.7%
Communications and utilities	0.7%	0.7%	0.8%
Other operating expenses	1.3%	1.1%	1.2%
Impairment of goodwill	8.9%	0.9%	0.0%
(Gain) loss on disposal of operating assets	(0.1)%	(0.1)%	0.2%

Total operating expenses	110.6%	101.4%	97.9%

Operating (loss) income	(10.6)%	(1.4)%	2.1%
Other income (expense):
Interest expense	(4.4)%	(3.5)%	(3.4)%
Investment income	0.3%	0.1%	0.4%
Foreign exchange gain	0.2%	0.2%	0.4%
Other, net	0.1%	0.0%	0.2%

Total other income (expense):	(3.8)%	(3.2)%	(2.4)%

Loss before reorganization items and income taxes	(14.4)%	(4.6)%	(0.3)%
Reorganization items	(0.8)%	0.0%	0.0%

Loss before income taxes	(15.2)%	(4.6)%	(0.3)%
Income tax benefit (expense)	1.2%	(1.4)%	(0.7)%

Net loss	(14.0)%	(6.0)%	(1.0)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues
      Revenues were $892.9 million in 2005 versus revenues of $895.2 million in 2004, a decrease of 0.3% or $2.3 million. This decrease in revenue was due primarily to a decline of 6.3% in the number of vehicles we delivered, which was due, in part, to a 7.9% decline in vehicle production by our two largest customers and the removal of six locations from our contract with DaimlerChrysler during the fourth quarter of 2004. The decline in the number of vehicles delivered was partially offset by an increase in revenue per vehicle delivered. Revenue per vehicle delivered increased by $6.08 per unit in 2005, or 6.2%, due primarily to the positive impact of the fuel surcharge programs, the strengthening of the Canadian dollar and rate increases negotiated with certain customers, which were partially offset by a decrease in our average length of haul.
      The fuel surcharge programs allow us to mitigate rising fuel costs by passing on at least a portion of the increase in costs to customers who participate in the programs. In 2005, revenue from fuel surcharges represented 5.2% of our Automotive Group’s revenues, whereas, in 2004, revenue from fuel surcharges represented only 2.2% of our Automotive Group’s revenues, an increase of approximately $26.0 million. For eight of the twelve months of 2004, fuel surcharge programs were in place with customers who comprised only 59% of our Automotive Group’s revenues whereas for the full year of 2005, fuel surcharge programs were in place with customers comprising substantially all of our Automotive Group’s revenues. The impact of the fuel surcharge program on our revenue per vehicle delivered was an increase of approximately $3.28 per unit.
      The majority of our fuel surcharges reset at the beginning of the quarter based on fuel prices in the previous quarter, which causes a one-quarter lag between the time when fuel prices change and when the fuel surcharge is adjusted. Future revenues derived from fuel surcharges would be impacted if any of our customers terminate their fuel surcharge agreement with us.
      The Canadian dollar strengthened relative to the U.S. dollar during 2005. Revenues from our Canadian subsidiary are positively impacted when the Canadian dollar strengthens relative to its U.S. counterpart. During 2005, the Canadian dollar averaged the equivalent of U.S. $0.8262 versus U.S $0.7701 during 2004 which resulted in an estimated increase in revenues of $11.7 million or $1.41 per unit in 2005 versus 2004.
      Revenue per unit was also increased by $1.83 per unit as a result of certain rate increases negotiated with our customers. Offsetting the increases in revenue per vehicle delivered was a decline of $0.26 per unit due to a reduction in the average length of haul. The average length of haul refers to the average distance driven to deliver a vehicle. Since a portion of our revenue is based on the number of miles driven to deliver a vehicle, a decrease in the average length of haul reduces our revenue and revenue per unit. The average length of haul may fluctuate based on changes in the distribution patterns of our customers and how the vehicle deliveries are dispatched from our terminal locations.
      Our revenues are variable and can be impacted by changes in OEM production levels, especially sudden unexpected or unanticipated changes in production schedules, changes in distribution patterns, product type, product mix, product design or the weight or configuration of vehicles transported by our Automotive Group. As an example, our revenue will be adversely affected by recent decisions announced by General Motors and Ford to close certain manufacturing plants in the future. In addition, our revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new customer models which are shipped to dealers during those periods as well as to the higher spring and early summer sales of automobiles, light trucks and SUVs. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled OEM plant shutdowns, which generally occur in the third quarter. However, given the unpredictable nature of consumer sentiment and our customers’ emphasis on more effective use of plant capacity, particularly at the Big Three, there can be no assurance that historical revenue patterns or manufacturer production levels will be an accurate indicator of future OEM shipment activity. Shipment activity at our Automotive Group and the Axis Group can also be impacted by the availability of rail cars, rail transportation schedules or changes in customer service demands.

Salaries, wages, and fringe benefits
      Salaries, wages and fringe benefits decreased from 54.6% of revenues in 2004 to 54.0% of revenues in 2005 primarily as a result of a decrease in workers’ compensation expense. For 2004, workers’ compensation expense was 6.1% of revenues versus 4.5% of revenues for 2005. Workers’ compensation expense decreased from $55.0 million in 2004 to $40.0 million in 2005. This decrease was due primarily to the discontinuation of discounting of our insurance reserves in the fourth quarter of 2004, which resulted in a non-cash charge of approximately $10.0 million during 2004. Workers’ compensation expense also decreased as a result of the decline in the number of units hauled in 2005 versus 2004. We have improved trends in certain areas affecting our workers compensation costs. The number of lost time injuries decreased 15.7% and the number of lost time days due to worker injuries decreased 13.1% in 2005. Workers’ compensation expense for 2005 and 2004 include comparable charges related to the unfavorable development of claims incurred in prior years. In order to more effectively manage these risk management costs in future periods, we continue to implement initiatives to improve our hiring and training practices, prevention of employee injuries, the claims management process and the expeditious settlement of outstanding historical claims.

      Driver pay, which is based primarily on the number of miles driven to deliver vehicles, is affected by changes in revenue related to changes in volume. As a result of the decrease in volume, we estimate that driver pay decreased by approximately $16.5 million. However, this decrease was partially offset by increases in wage rates and benefits related to our bargaining employees. As a result of the agreed-upon rate increases for our employees covered by the Master Agreement with the Teamsters, an increase in benefits went into effect on August 1 of 2004 and 2005 and a 2% wage increase went into effect on June 1, 2005. As a result, our bargaining labor costs per vehicle delivered increased by approximately 5.1% and resulted in additional expense of approximately $13.7 million in 2005 compared to 2004.
      The effects of the decreases described above were almost completely offset by a $15.8 million charge for a probable withdrawal liability for our estimated portion of the under funded benefit obligation of two multiemployer pension plans to which we have contributed. The withdrawal liability is attributable to employee services performed prior to the Petition Date. Therefore, the withdrawal liability is classified as a liability subject to compromise.
      The current agreement with the Teamsters in the U.S. covers approximately 80% of our U.S. employees. Pursuant to the terms of the Master Agreement, a 2% wage increase went into effect on June 1, 2005. Subject to any amendments to this agreement, economic provisions of the agreement include future wage increases of approximately 2.0% on June 1, 2006, and an additional 2.5% on June 1, 2007. However, the scheduled increase in June 2006 was precluded by the order granting interim relief entered by the Bankruptcy Court on May 1, 2006. The agreement also provides for increases in health, welfare and pension contributions during each year of the agreement. Subject to any amendment, the economic provisions of the contract are anticipated to increase our U.S. Teamster labor costs in each year of the agreement. For the contract year ending May 31, 2006 (year three of the agreement) the U.S. Teamsters labor costs are expected to increase 2.5% over the year ended May 31, 2005. Additional increases of 2.5% in the year ended May 31, 2007, and 3.0% in the year ended May 31, 2008 are expected under the current Master Agreement.

Operating supplies and expenses
      Operating supplies and expenses increased from 18.1% of revenues in 2004 to 20.2% of revenues in 2005. The increase is due primarily to an increase in fuel expense, which increased from 6.2% of revenues in 2004 to 8.4% of revenues in 2005. The average price of fuel was approximately 32.6% higher in 2005 than 2004 for our U.S. operations. We estimate that the increase in the cost of fuel resulted in an increase in fuel expense of approximately $22.8 million. The corresponding effect of fuel surcharges, which are included in revenues, was approximately $21.8 million, resulting in an unfavorable impact of $1.0 million on our operating income for 2005. Operating supplies and expenses were also impacted by an increase in repairs and maintenance. Repairs and maintenance expense per mile driven has been increasing due to the age of our fleet of Rigs, due to the lack of funds available for capital expenditures. Repairs and maintenance expense per mile driven increased by 8.5% in 2005 compared to 2004 and resulted in an increase of $3.1 million in repairs and maintenance expense in 2005 compared to 2004. The increase in 2005 was offset by a reduction of $2.7 million due to a decrease in the number of miles driven to deliver vehicles. During 2006, we expect to see an additional increase in repairs and maintenance since we believe that the age of our fleet will continue to impact this expense at least for the coming year.

Purchased transportation
      Purchased transportation increased from 12.4% of revenues in 2004 to 13.4% of revenues in 2005. Purchased transportation primarily represents the cost to our Automotive Group of utilizing owner-operators of Rigs covered by the collective bargaining agreement with the Teamsters, who receive a percentage of the revenue generated from transporting vehicles on our behalf. Purchased transportation increased in 2005 primarily as a result of the increase in fuel surcharge revenue discussed above and an increase in revenue generated by owner-operators versus company drivers. Fuel surcharge revenue derived from vehicle deliveries by owner-operators is included in revenues while the reimbursement of the fuel surcharge revenue to the owner-operator is included in purchased transportation expense. The percentage of revenues generated by owner-operators versus company drivers increased in 2005 over 2004. This percentage fluctuates based on changes in the distribution patterns of our customers and how the vehicle deliveries are dispatched from our terminal locations. These increases in purchased transportation were partially offset by a decrease in the number of vehicles delivered by third-party carriers as a result of the overall decrease in vehicles delivered.

Insurance and claims
      Insurance and claims expense remained relatively flat from 4.6% of revenues in 2004 to 4.7% of revenues in 2005. The largest cost component in this category, auto and general liability insurance, was comparable year over year. The expense in 2005 increased due to the effect of one major accident that occurred during the fourth quarter of 2005, which was offset by favorable development of claims from prior years of approximately $1.6 million, the cost of one large claim in 2004 and the effect of discontinuing the discounting of the reserves in 2004 of approximately $0.6 million.
      Cargo claims expense remained flat year over year also. We continue to manage cargo claims costs as part of our on-going cost-reduction initiatives. As such, we have continued to emphasize cargo claims prevention to our drivers, re-engineered the claims review process so that we can more quickly identify damage that we did not cause and deny claims that are not in compliance with our documented guidelines. As a result of our ongoing initiatives to improve quality and deliver damage-free vehicles, damage-free vehicle deliveries improved from 99.76% for 2004 to 99.80% for 2005, an improvement of 5,395 damage-free units.

Depreciation and amortization
      Depreciation and amortization expense decreased from 4.8% of revenues in 2004 to 3.4% of revenues in 2005 due primarily to a decline in the depreciable asset base as a result of a 5-year decline in fixed asset purchases and the removal of idled equipment in 2004 with a net book value of $5.0 million from the asset base, which resulted in a non-cash charge of approximately $4.2 million in the fourth quarter of 2004 to reflect the change in the estimated useful life of the idled equipment. However, the decrease in depreciation expense due to the factors discussed above was partially offset by an increase in depreciation expense of approximately $1.0 million due to the removal of additional idled equipment from the asset base in the fourth quarter of 2005 to reflect the change in its estimated useful life.

Rents
      Rent expense decreased from $8.6 million in 2004 to $7.5 million in 2005. During 2004 we had additional rent expense of approximately $1.0 million related to a lease we assumed in the 1997 acquisition of the Ryder Automotive Group. The liability for this lease was fully accrued as of December 31, 2004. Subsequent to the Petition Date, this lease and the related subleases were rejected. Additionally, we rejected two leases in Canada and accrued the potential claim for these leases as reorganization expense of approximately $115,000. The estimated allowed claims related to the rejected leases are classified as liabilities subject to compromise.

Other operating expenses
      Other operating expenses increased from $10.1 million during 2004 to $11.8 million in 2005 primarily as a result of an increase in legal and professional fees incurred for the preparation of the Chapter 11 filings.

Impairment of goodwill
      The impairment of goodwill of $79.2 million was recorded at our Automotive Group in the second quarter of 2005 and represented the entire carrying amount of goodwill for this reporting unit, since the estimated fair value of the reporting unit’s goodwill was determined to be zero. To determine the fair value of the reporting unit, management considered available information including market values of securities, appraisals of the Automotive Group’s long-term tangible assets and discounted cash flows from our revised forecasts. The fair value of goodwill at our Automotive Group was affected by a decrease in projected sales volume for this reporting unit that was impacted by a decline in actual and projected OEM production levels, particularly at our two largest customers, as well as management’s analysis of other cash flow factors and trends, including capital expenditure requirements in excess of previous estimates.
      The impairment of goodwill of $8.3 million during 2004 was recorded at our Axis Group and represented the excess of the carrying amount of goodwill for this reporting unit over its estimated fair value as determined during our annual assessment of goodwill.

Interest expense
      Interest expense increased from $31.4 million in 2004 to $39.4 million in 2005 due primarily to the following:

•	The write off of $4.9 million in deferred financing costs related to the Pre-petition Facility. Based on the financial reports delivered on July 29, 2005 to our lenders under the Pre-petition Facility, we were in violation of one of the financial covenants in our Pre-petition Facility as of June 30, 2005. As a result, we wrote off the related $4.9 million in deferred financing costs during the second quarter of 2005;

•	Payment of a $1.9 million prepayment penalty related to our Pre-petition Facility;

•	An increase in our average outstanding debt. Average outstanding debt increased by approximately $20.3 million during 2005 versus 2004 resulting in additional interest expense of approximately $2.5 million;

•	An increase in the effective interest rate from 9.58% in 2004 to 12.2% in 2005 resulting in additional interest expense of approximately $2.9 million;

•	An increase in lender fees of approximately $0.9 million including commitment, agent and letter of credit fees as well as additional fees related to amendments to the Pre-petition Facility; and

•	An increase in amortization of debt issuance costs of approximately $0.9 million. Although total deferred debt issuance costs related to the DIP Facility are less than those related to the Pre-petition Facility, the amortization period is much shorter, resulting in higher amortization charges year over year.
      The increases noted above were partially offset by:

•	The discontinuation of interest accrued on the Senior Notes effective August 1, 2005. Contractual interest not accrued or paid on the Senior Notes was $5.4 million for 2005; and

•	A decrease of approximately $1.0 million related to interest on prior year tax assessments.

Investment income
      Investment income increased primarily as a result of an increase of $10.4 million in the average restricted cash, cash equivalents and other time deposits held at our captive insurance subsidiary, Haul Insurance Limited as well as an increase in interest rates on time deposits. The average amount of restricted cash, cash equivalents and other time deposits increased as a result of additional amounts required to collateralize letters of credit issued to secure the payment of insurance claims.

Other, net
      Other, net in 2005 represents the gain on sale of our interests in Kar-Tainer International, LLC and Kar-Tainer International (Pty) Ltd. On October 28, 2005, with Bankruptcy Court approval, we sold our interests in Kar-Tainer International, LLC and Kar-Tainer Int’l (Pty) Ltd, a South African subsidiary. Other, net of $0.2 million in 2004 relates to the write off of the equity of our last remaining joint venture based on management’s assessment that our investment in this joint venture was not recoverable.

Reorganization items
      During 2005, we incurred approximately $7.1 million in costs related to the Chapter 11 Proceedings. These costs are primarily for legal and professional services rendered and the write-off of deferred financing costs related to the issuance of our Senior Notes. See Note 3 of the audited consolidated financial statements included in this Annual Report on Form 10-K for a summary of the reorganization items.

Income taxes
      We recorded a tax benefit of $10.8 million in 2005 and a tax expense of $12.4 million in 2004. For both years, the income tax expense differed from the amounts computed by applying statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance. During 2005, we did recognize a tax benefit related to the impairment of goodwill in the second quarter of 2005 to the extent that related deferred tax liabilities existed. In 2004, due to the continuing losses during the year and the worsening trend in the fourth quarter, we concluded that it was “more likely than not” that additional deferred tax assets would not be recovered and recorded an additional valuation allowance of $11.3 million at December 31, 2004. In our evaluation of the valuation allowance, we consider all sources of taxable income, including tax-planning strategies.

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
      During 2004, revenues from fuel surcharges represented 2.2% of our Automotive Group’s revenues, whereas, in 2003, revenues earned from surcharges represented only 1.3% of our Automotive Group’s revenues. Fuel surcharges were in place with customers who comprised 59% of our Automotive Group’s revenues during 2003 and from January through August 2004. From September through December 2004 fuel surcharges were in place with customers who comprised substantially all of the Automotive Group’s revenues.
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
      Workers’ compensation expense increased by $18.1 million due primarily to a non-cash charge of approximately $10.0 million relating to our self-insurance reserves in 2004. Prior to the fourth quarter of 2004, the estimates for workers’ compensation claims in the U.S. were discounted. However, in the fourth quarter of 2004, we determined that the continuing adverse development of our aged claims was such that we could no longer reliably determine our self-insurance reserves on a discounted basis. In addition, workers’ compensation expense increased primarily due to claims incurred in prior years that developed adversely during 2004. Despite the adverse development of these aged claims, we experienced positive trends during 2004 in our operational metrics that affect workers’ compensation costs. For example, during 2004, lost time days decreased by approximately 19.9% as compared to the number of lost time days in 2003.
      Benefits for our employees covered by the collective bargaining agreement with the Teamsters increased by $5.2 million primarily as a result of the annual benefit increases required under the terms of the agreement.
      Offsetting the above increases, was a decrease in wages and benefits received by our non-bargaining employees as a result of reduced headcounts combined with reduced wages and benefits for these employees of approximately $1.7 million. Additionally, during the first quarter of 2004, we outsourced our remaining information technology services with IBM. This resulted in a decrease to wages and benefits of $4.5 million. Expenses related to the IBM outsourcing agreement are included in “Operating supplies and expenses” in our statement of operations.

Operating supplies and expenses
      Operating supplies and expenses increased from 16.0% of revenues in 2003 to 18.1% of revenues in 2004. This increase was due primarily to increases in fuel, parts and repairs, and information technology services.
      Fuel expense increased from 5.2% of revenues in 2003 to 6.2% of revenues in 2004. The increase was due primarily to an increase in fuel prices. The average price of fuel was approximately 20% higher in 2004 than 2003 for our U.S. operations. We estimate that the increase in the cost of fuel resulted in additional expenses of approximately $10.6 million, and the corresponding effect of fuel surcharges included in revenues was approximately $8.2 million, resulting in a net unfavorable impact on our operating income of $2.4 million.
      Parts and repairs expense in 2004 increased from 4.1% of revenues in 2003 to 4.4% of revenues in 2004. During the fourth quarter of 2004, we performed an analysis of our fleet of Rigs and determined that a total of 710 tractors and 834 trailers were not viable for remanufacture. Pursuant to this determination, we expensed the tire component of these assets, resulting in an increase in operating supplies and expenses of $1.2 million. Other parts and maintenance increased by approximately $4.0 million due, in part, to the increase in the average age of our fleet.
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

Insurance and claims
      Insurance and claims expense for 2004 increased over 2003 as a result of an increase in auto and general liability expense which was partially offset by a reduction in cargo claims. Auto and general liability expense was $18.4 million in 2004 compared to $14.3 million in 2003. This increase was due primarily to the severity of a single claim incurred during 2004 and an increase in premiums and other fees related to our insurance programs. In addition, expense was higher in 2004 due to a non-cash charge of approximately $0.6 million in 2004 relating to our self-insurance reserves. Prior to the fourth quarter of 2004, the estimates for auto and general liability claims were discounted. However, in the fourth quarter of 2004, we determined that the continuing adverse development of our aged claims was such that we could no longer reliably determine our self-insurance reserves on a discounted basis. Cargo claims expense decreased by $1.0 million for 2004 versus 2003 primarily as a result of our ongoing initiatives to improve quality and deliver damage-free vehicles. Damage-free vehicle deliveries improved from 99.70% for 2003 to 99.76% for 2004, an improvement of 4,695 damage-free units.

Operating taxes and licenses
      Operating taxes and licenses decreased from 3.5% of revenues in 2003 to 3.3% of revenues in 2004. The decrease was due primarily to a change in estimate relating to a liability established in 2001 for license fees. During 2001, these fees were properly calculated and recorded. However, during the first quarter of 2004, we determined that payment of these fees was no longer probable. Based on this determination we reversed the accrual resulting in a decrease to operating taxes and licenses of $1.2 million. Partially offsetting this decrease was an increase in fuel taxes, due to an increase in fuel purchased during 2004 compared to 2003.

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

Rents
      Rent expense increased from $6.1 million in 2003 to $8.6 million in 2004. During 2004, our Axis Group entered into a lease for a new facility for vehicle inspections, processing and other services that increased rent expense by approximately $0.8 million. We also had additional rent expense in 2004 of $1.0 million related to a lease we assumed in the 1997 acquisition of the Ryder Automotive Group. The facility, which we exited subsequent to the acquisition, was fully subleased until April 2004. During 2004, the lease cost in excess of sublease rentals was recognized as rent expense. During 2004 we also determined that it was no longer probable that we would sublease the remaining portion of the facility through the expiration of the lease in April 2006 and recognized a liability for the estimated lease costs in excess of the estimated sublease rentals.

Impairment of goodwill
      During the fourth quarter of 2004, we recorded goodwill impairment of $8.3 million at our Axis Group. This impairment represented the excess of the carrying amount of goodwill for this reporting unit over its estimated fair value. Fair value was derived using a discounted cash flow analysis, which involved estimates and assumptions by management regarding future sales volume, prices, inflation, expenses, capital spending, discount rates, exchange rates, tax rates and other factors. These assumptions were consistent with those used by the reporting unit for internal purposes. The fair value of goodwill at our Axis Group was affected by a decrease in projected operating income for this reporting unit that was impacted by a decline in the reporting unit’s 2004 performance as well as management’s analysis of trends in operational metrics.

Gain (loss) on disposal of operating assets
      During 2004, we recorded a gain on disposal of operating assets of $0.8 million versus a loss of $1.3 million in 2003. The gain in 2004 was primarily due to the sale of excess land located in Canada during the first quarter of 2004. During 2003, we disposed of obsolete equipment with a net book value of approximately $1.3 million that resulted in a loss.

Interest expense
      Interest expense increased from $29.1 million in 2003 to $31.4 million in 2004 primarily as a result of an increase in the effective interest rate on Term Loan A of the Pre-petition Facility, increased borrowings to satisfy collateral requirements relating to the financing of our insurance obligations of $11.9 million and interest related to a proposed settlement with the Canadian taxing authority. Also contributing to the increase was the amortization of deferred financing costs related to the amendment of the Pre-petition Facility in 2003. The 2003 amendment occurred at the end of the third quarter of 2003, resulting in an additional eight months of amortization in 2004 versus 2003.

Other nonoperating expenses
      The decrease in investment income was due primarily to the holding of our collateral assets mainly in cash, cash equivalents and other time deposits in 2004 versus a mixed portfolio of cash, fixed income, debt and equity securities during 2003. The mixed portfolio in 2003 yielded higher investment returns.
      The reduction in “Other, net” was due to the recording of income of $2.0 million in 2003 related to settlement of litigation with Ryder System, Inc. The expense of $0.2 million in 2004 relates to the write off of the equity of our last remaining joint venture based on management’s assessment that our investment in this joint venture was not recoverable.
      The foreign exchange gain was related primarily to the currency fluctuation on an intercompany payable denominated in U.S. dollars that is included in the balance sheet of one of our Canadian subsidiaries. The reduction in foreign exchange gains of $1.2 million was due to the fluctuation in the currency rates between the Canadian dollar relative to the U.S. dollar. During 2004, the Canadian dollar gained value of approximately 7.45% compared to 22.0% during 2003.

Income taxes
      In 2004 and 2003, we recorded income tax expenses of $12.4 million and $6.3 million, respectively. The income tax expense for 2004 and 2003 differs from the amount computed by applying the statutory tax rates primarily as a result of increases in the valuation allowance in both years. The net changes in the valuation allowance for 2004 and 2003 were increases of $27.1 million and $7.8 million, respectively. Included in the change in the valuation allowance for the year ended December 31, 2004 was a non-cash charge of $26.4 million. The net loss recorded in 2004 generated additional deferred tax assets of approximately $15.1 million, for which we increased the valuation allowance during the year. Due to the continuing losses during the year and a worsening trend in the fourth quarter of 2004, we concluded that it was “more likely than not” that additional deferred tax assets would not be recovered and recorded an additional valuation allowance of $11.3 million at December 31, 2004. Included in the increase in the valuation allowance for 2003 was a $6.8 million non-cash charge.
Liquidity and Capital Resources
      Our primary sources of liquidity are funds provided by operations and borrowings under our DIP Facility. We use our cash primarily for the purchase, remanufacture and maintenance of our Rigs and terminal facilities, the payment of operating expenses, the servicing of our debt, and the funding of other capital expenditures. We also use our cash to pay legal and professional fees related to the Chapter 11 Proceedings. We use restricted cash, cash equivalents and other time deposits to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. These collateral assets are not available for our general use in operations, but are restricted for payment of insurance claims.
      As previously discussed, on August 1, 2005, we obtained the DIP Facility to provide debtor-in-possession financing in connection with our Chapter 11 filing. On August 2, 2005, using funds received from our DIP Facility, we repaid all obligations outstanding under the Pre-petition Facility, including the $1.9 million premium due for prepayment of the facility prior to maturity. As more fully discussed under “Credit Facilities” below, due to certain financial covenant violations under the DIP Facility, on March 9, 2006 we entered into a forbearance agreement with the lenders under the DIP Facility, which was extended on April 3, 2006, extended again on April 18, 2006 in connection with the Fourth Amendment to the DIP Facility and further extended on May 18, 2006 and May 30, 2006. However, if we are unable to obtain new funding to replace the DIP Facility or obtain a waiver for these covenant violations prior to June 16, 2006, the expiration date of the forbearance period, we will seek to extend the forbearance period beyond June 16, 2006. If the forbearance period is not extended in this circumstance, the lenders under the DIP Facility will have the right to accelerate the maturity of all loans under the DIP Facility and may foreclose on the collateral securing the DIP Facility, which may require us to sell our assets in order to satisfy our obligations under the DIP Facility at that time. No assurances can be provided that we will be able to obtain new funding to replace the DIP Facility or that the lenders under the DIP Facility will waive such covenant violations or further extend the forbearance period.
      As of June 10, 2006, we had borrowings of approximately $11.9 million available under the Revolver. However, we believe that we will have a liquidity shortfall by July 2006 unless we successfully create additional liquidity through cost reductions and/or additional borrowings. If we cannot obtain or create this additional liquidity, we would expect to have an event of default under the DIP Facility. Such an event of default would provide our lenders with the right to accelerate the maturity date of all loans outstanding under the DIP Facility and to foreclose on the collateral securing the DIP Facility. Further, we believe that between the date of this Annual Report on Form 10-K and August 2006 we will often operate with minimal availability under the DIP Facility which could prevent us from meeting our working capital needs. We have undertaken a number of internal initiatives in order to reduce or eliminate this projected shortfall, including filing a motion with the Bankruptcy Court to temporarily reduce wages earned by our collective bargaining employees under the Master Agreement by 10% in May and June of 2006. The Bankruptcy Court granted this motion on May 1, 2006. The order granted by the Bankruptcy Court also allows us, to avoid paying the wage and cost of living increases for the month of June 2006 that were previously scheduled under the Master Agreement to go into effect on June 1, 2006. The order will reduce our labor costs for employees covered by the Master Agreement in the U.S. by approximately $2 million per month in May and June 2006. The IBT has appealed the order granted by the Bankruptcy Court and the appeal is pending. On June 8, 2006, we filed a motion with the Bankruptcy Court requesting that an order be entered extending the 10% reduction in wages earned under the Master Agreement through September 30, 2006, and allowing our company to avoid paying the wage and cost of living increases as well as increases relating to health, welfare and pension obligations of our company under the Master Agreement through September 30, 2006. The Bankruptcy Court previously entered an order allowing us to reduce wages earned under the Master Agreement for our employees represented by the IBT in the United States in the months of May and June by 10% and allowing us to forego wage and cost of living increases for the month of June 2006. We can provide no assurance that we will be able to obtain interim relief beyond June 30, 2006 as requested by this motion.
      With the approval of the motion discussed above, we are also implementing non-paid furloughs for our non-bargaining, salaried employees in North America to reduce or eliminate our projected liquidity shortfall. Those employees with annual salaries of less than $80,000 will be required to accept a five-day, unpaid furlough in the month of June 2006 and those with annual salaries of $80,000 or more will be required to accept ten days of unpaid furlough by June 2006. These unpaid furloughs will reduce our non-bargaining labor costs by approximately $200,000 and $800,000 in May and June 2006, respectively. In addition, we have implemented other cost-saving initiatives which include freezing all company travel, which will save approximately $150,000 per month, deferring capital needed for our aging fleet of Rigs and seeking to terminate certain non-bargaining retiree benefits, the termination of which will save approximately $100,000 per month.
      On January 6, 2006, in connection with our Chapter 11 filing, the Bankruptcy Court approved an employee retention plan, which provides for retention payments to approximately 82 employees, both executive and non-executive. The employee retention plan is designed to provide certain financial incentives aimed at retaining certain employees and provides for the payment of up to approximately $4 million in retention bonuses and approximately $6 million in severance payments in the event that participants are terminated as employees without cause. We expect to make the retention bonus payments during 2006. Certain of these retention payments are contingent upon the achievement of certain milestones such as the filing of a plan of reorganization and our emergence from Chapter 11.

      Our ability to continue as a going concern is predicated upon, among other things, our ability to obtain confirmation of a plan of reorganization, compliance with the provisions of the DIP Facility, our ability to reach agreement with the IBT on a new collective bargaining agreement, our ability to generate cash flows from operations, our ability to obtain financing sufficient to satisfy our future obligations and our ability to comply with the terms of the ultimate plan of reorganization. We can provide no assurance that we will be successful in achieving these milestones. If we are unable to complete the reorganization we would likely cease as a going concern and be forced to liquidate our assets.

Operating Activities
      We use the indirect method to prepare our statement of cash flows. Accordingly we compute net cash provided by operating activities by adjusting the net loss for all items included in the net loss that do not currently affect operating cash receipts and payments. Cash used in operating activities was $35.0 million for 2005 compared to cash provided by operating activities of $13.5 million in 2004. The decrease in cash from operating activities was due to increased cash outlays for operating and reorganization items which were partially offset by improved cash collections from our customers.
      The largest contributor to the increase in cash outlays for operating items was an increase in prepaid insurance of $46.1 million primarily as a result of the prepayment during the fourth quarter of 2005 of insurance premiums for policies relating to the 2006 insurance year. For 2005, we were self-insured, primarily through our captive insurance company, for the majority of our workers’ compensation losses which will be paid over a number of years. In contrast, the majority of our risk related to workers’ compensation claims in 2006 is covered by a fully insured program with no deductible, for which we paid the premiums in December 2005. In addition, during 2005 we were required to increase deposits to collateralize letters of credit related to our self-insurance reserves by $7.2 million and place $1.0 million in deposits with certain vendors. Cash outflows for operating activities also increased due to an increase in the amounts paid for fuel as a result of the increase in the average fuel price during 2005.
      To a lesser extent, cash outlays for operating activities also increased as a result of the payment of $2.9 million in reorganization items during 2005 which is related to our Chapter 11 filing. Cash outflows for operating activities were reduced due to the stay of pre-petition liabilities of $26.1 million of accounts and notes payable and other accrued liabilities that were stayed by the Chapter 11 filing. Accounts and notes payable, excluding amounts classified as liabilities subject to compromise, decreased by $9.1 million from December 31, 2004 to December 31, 2005 due to revisions to our credit terms with certain vendors resulting from the Chapter 11 filing, which partially offset the effect of the stay of the pre-petition liabilities.
      Partially offsetting the increased cash outlays discussed above, were increased cash inflows from our customers. Though revenues for 2005 decreased by $2.3 million over 2004, cash received from our customers increased by approximately $2.6 million. This includes amounts received for fuel surcharges. During 2004 receivables increased by $4.7 million whereas during 2005 receivables increased by only $2.7 million. Additionally, during 2004 we contributed approximately $3.8 million to one of our defined benefit pension plans. No such contribution was made during 2005 due to the Chapter 11 filing but we have met the minimum funding requirements.

Investing Activities
      During 2005, we used $37.6 million in investing activities compared to $17.4 million in 2004. Cash used in investing activities increased as a result of the increase in restricted cash, cash equivalents and other time deposits required to collateralize our self-insurance reserves at our captive insurance company and other changes related to our insurance programs. The increase in the collateral requirements resulted in an increase in our restricted cash and other time deposits. Since these funds are not available for our use, an increase in restricted funds negatively impacts our cash flows. During 2004, we financed substantially all of our 2004 insurance costs through insurance financing arrangements whereas during 2005 we only financed a portion of our insurance costs. These arrangements require a portion of the proceeds from the financing arrangements to be held in escrow and returned to us as we pay our self-insurance claims. The level of insurance costs that are financed and the timing of related claims payments impact these cash flows, which resulted in net cash used in these activities of $3.8 million in 2005 compared to net cash provided from these activities of $2.9 million during 2004.
      As noted above we are required to collateralize our self-insurance reserves at our captive insurance company. We make payments on insurance claims on an ongoing basis. Our captive insurance company is able to repay us for amounts covered by insurance when the collateral is released. As a result of the Chapter 11 filing, adverse development of claims and other factors, the future release of collateral may be affected, which would impact the timing of reimbursement by our captive insurance company.
      Offsetting the increase in cash used in investing activities discussed above were proceeds received from the sale of our interest in two of our subsidiaries. During the fourth quarter of 2005, we sold our interest in Kar-Tainer International, LLC and Kar-Tainer International (Pty) Ltd, the sale of which generated gross proceeds of $2.0 million.
      We also reduced our total capital expenditures from $22.5 million in 2004 to $19.4 million in 2005. We invested approximately $18.7 million in our fleet of Rigs during 2004 and approximately $17.2 million during 2005. During 2005, we remanufactured 164 tractors, 165 trailers and replaced (overhauled) approximately 441 engines. During 2004, we remanufactured 114 tractors, 128 trailers, replaced (overhauled) approximately 256 engines and purchased 44 new Rigs and 37 additional trailers.
      We plan to spend approximately $33.3 million for capital expenditures in 2006, $30.5 million of which we expect to spend on our fleet of Rigs. Of this amount, our Automotive Group expects to spend approximately $9.5 million to purchase 53 new Rigs, approximately $10.5 million to remanufacture 152 existing Rigs, approximately $7.1 million replace approximately 314 engines, and approximately $2.7 million to purchase certain Rigs which we lease. Our Axis Group expects to spend approximately $2.6 million of capital in 2006. If we do spend only $30.5 million on our fleet of Rigs in 2006 as planned, we believe that approximately 230 of the Rigs that we own are at risk of failing during 2006. These Rigs may fail due to tractor engine failures, trailer failures or the Rigs otherwise reaching the end of their useful lives. The failure of these Rigs will adversely affect our operations and financial results or could impair customer relationships.
      We presently believe that the fleet of Rigs at our Automotive Group will require substantial capital investment in 2007 and for several years to follow as we must replace a significant number of our Rigs that are approaching the end of their useful lives. We believe that approximately 67% of our active fleet of Rigs will reach the end of their useful lives and must be replaced with new Rigs between the years 2006 and 2010. In addition, we have been operating under a reduced capital expenditure plan with respect to our fleet of Rigs due to the reduction in cash flow available to us in recent years. As a result of our inability to purchase new Rigs, remanufacture existing Rigs or replace engines at the time necessary to maintain the current number of active Rigs and because 67% of the active Rigs in our fleet must be replaced in 2006 through 2010 due to Rigs approaching the end of their useful lives, we expect our capital spending needs to increase significantly.
      We presently believe that we will be required to spend approximately $89 million of capital on our fleet of Rigs in 2007, and approximately $75 million in each of the years 2008, 2009 and 2010. Further, we believe that the average annual capital expenditure requirements for our Automotive Group will be approximately $50 to $60 million per year thereafter. Our estimates of capital expenditure requirements assume that we will continue to operate our current number of owned and leased Rigs.
      We have removed approximately 838 tractors and 910 trailers from our operations since the beginning of 2004, and as a result, we presently have no excess Rigs that we could utilize to service our existing business beyond the Rigs we presently operate. In the event we do not have sufficient funds available to make the capital expenditures outlined above at the appropriate time or if Rig engines or tractors fail, we will be required to remove Rigs from operations. In the event we are required to take Rigs out of our operations for this or other reasons, there will be an adverse effect on our operations, our financial results and customer relationships.
      Our estimates of the planned investment in our fleet as set forth above could vary based upon factors such as liquidity constraints, the financial covenants included in the DIP Facility, our plan of reorganization, the level of new vehicle production by our customers, changes in our market share, changes in customer requirements regarding Rig specifications, the availability of tractors or engines, changes in the number of

Rigs which we lease or utilize through owner-operators, and our ability to continue remanufacturing our Rigs primarily through our current provider.
      We utilize primarily one company to remanufacture and supply certain parts needed to maintain a significant portion of our fleet of Rigs. We believe that a limited number of other companies could provide comparable remanufacturing services and parts. However, a change in this service provider could cause a delay in and increase the cost of the remanufacturing process and the maintenance of our Rigs. Such delays and additional costs could adversely affect our operating results as well as our Rig remanufacturing and maintenance programs and customer relationships. In addition, we purchase our tractors primarily through one manufacturing company. We have not yet determined whether another manufacturer could provide us with the tractors we need to operate our fleet of Rigs, and if so, we cannot determine what the cost would be.

Financing activities
      Financing activities provided net cash of $74.2 million during 2005 compared to $3.5 million during 2004. Our net borrowings, including the payment of debt issuance costs, increased by $38.2 million during 2005. The increase was due primarily to additional borrowings required to offset the reduction in cash provided from operations and to provide cash collateral for letters of credit issued to secure payment of insurance claims. In addition, $31.1 million of premiums for our 2006 insurance programs, as discussed above, were financed with premium financing arrangements in the fourth quarter of 2005. As a result of borrowings to fund our 2006 insurance programs during 2005, proceeds from insurance financing arrangements, net of repayments, increased $33.0 million in 2005 compared to 2004.

Credit Facilities
      The DIP Facility obtained in connection with our Chapter 11 filing and which was used to repay in full all amounts owing under our Pre-petition Facility, provides for aggregate financing of up to $230 million comprised of (i) a $130 million Revolver, which includes a swing-line credit commitment of $10 million and up to $75 million in letters of credit, (ii) a $20 million term loan (“DIP Facility Term Loan A”) and (iii) an $80 million term loan (“DIP Facility Term Loan B”). The Revolver bears interest at an annual rate, at our option, of either an annual index rate (based on the greater of the base rate on corporate loans as published from time to time in The Wall Street Journal or the federal funds rate plus 0.50%) plus 2.00%, or LIBOR plus 3.00%. In addition, we are charged a letter of credit fee under the Revolver payable monthly at a rate per annum equal to 2.75% times the amount of all outstanding letters of credit under the Revolver. DIP Facility Term Loan A bears interest at an annual rate of LIBOR plus 5.50% and DIP Facility Term Loan B bears interest at an annual rate of LIBOR plus 9.50%. In addition, there is a fee of 0.5% on the unused portion of the Revolver. As of December 31, 2005, the interest rates on the Revolver, DIP Facility Term Loan A and DIP Facility Term Loan B were 9.25%, 9.74% and 13.74%, respectively. Pursuant to the Fourth Amendment to the DIP Facility, on April 18, 2006 the interest rates on all outstanding debt included in the DIP Facility increased by an additional 2%.
      The DIP Facility will mature on February 2, 2007. However, we will be obligated to repay the DIP Facility at an earlier date if a plan of reorganization is confirmed by the Bankruptcy Court and becomes effective prior to the expiration of the 18-month term of the DIP Facility. The DIP Facility also requires mandatory prepayment from the net cash proceeds of any asset sales, extraordinary receipts, or any insurance proceeds that we receive. The DIP Facility also includes customary affirmative, negative, and financial covenants binding on us, including implementation of a cash management system as set forth in the DIP Facility. The negative covenants limit our ability to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on our capital stock. The financial covenants included in the DIP Facility also limit the amount of our capital expenditures, set forth a minimum fixed charge coverage ratio and a maximum leverage ratio, and require us to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization as set forth in the DIP Facility.
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
      We have classified the Revolver as current based on the requirement of Emerging Issues Task Force (“EITF”) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement. The amount available under the $130 million Revolver may be reduced based on the calculation of eligible Revolver collateral. As of December 31, 2005, $115.6 million of eligible Revolver collateral was available. As of December 31, 2005, approximately $38.1 million of the Revolver was committed under letters of credit primarily related to the settlement of insurance claims and $52.0 million in loans were outstanding under the Revolver. We had approximately $21.2 million and $11.9 million available under the Revolver as of December 31, 2005 and June 10, 2006, respectively.
      We amended the DIP Facility effective November 17, 2005 to exclude in the aggregate up to $3.5 million of self-insurance liability expense recognized in the month of September 2005 for the purpose of calculating compliance with financial covenants set forth in the DIP Facility for any period that includes the fiscal month of September 2005. In addition, on January 30, 2006, we entered into a consent agreement with respect to the DIP Facility. The consent agreement extended the required date for delivery of our annual operating plan for fiscal year 2006 to February 28, 2006.
      On March 3, 2006, we informed our lenders that are party to the DIP Facility that we were not in compliance with certain of the financial covenants set forth in the DIP Facility. Such covenant violations are an event of default under the DIP Facility. As a result, on March 9, 2006, we entered into a forbearance agreement with the lenders that are party to the DIP Facility. Pursuant to the forbearance agreement our lenders agreed that the financial covenant violations would not constitute a default or an event of default as defined in the DIP Facility and to temporarily refrain from exercising certain of the remedies set forth in the DIP Facility through April 3, 2006. On April 3, 2006 we entered into an amendment to the forbearance agreement extending the forbearance period through April 18, 2006 or the earlier of any occurrence of any other event of default under the DIP Facility, or our failure to comply with any of the conditions of the forbearance agreement. In addition, as a condition to agreeing to extend the forbearance period, the lenders required us to retain an operational consultant. As a result, on March 21, 2006 we retained Glass and Associates, Inc. as our operational improvement advisor.
      On April 18, 2006, we entered into the Fourth Amendment to the DIP Facility which extended the forbearance period to May 18, 2006. The Fourth Amendment provided for an over advance facility under the $80 million Term Loan B in the DIP Facility pursuant to which we may be advanced up to $5 million at the discretion of Morgan Stanley Senior Funding, Inc. as the Term Loan B Agent. The over advance facility had a maturity date of May 18, 2006 and bore interest at a rate equal to one-month LIBOR plus 9.5%. However, as a result of our covenant violations discussed above in connection with the forbearance agreement, we are required under the Fourth Amendment to pay the default rate of interest under the DIP Facility on all outstanding loans, including the over advance facility. We did not draw any funds from the over advance facility prior to its expiration. The default rate of interest is 2% over the otherwise applicable interest rates. Under the terms of the Fourth Amendment, if we are able to secure a commitment for additional funds to be provided to us on or before June 19, 2006 in an amount not less than $20 million, the interest rates under the DIP Facility will revert back to the non-default rates provided there are no additional covenant violations.
      The Fourth Amendment also created a prepayment penalty, equal to 1% of the principal amount of the loans that are prepaid under the DIP Facility, in the event we prepay any or all of the loans under the DIP Facility. The prepayment penalty will not apply if the prepayment results from a refinancing provided by the Term B Agent. In addition, the Fourth Amendment revised certain financial covenants only for the applicable periods ending March 31, 2006, April 30, 2006 and May 31, 2006. The temporary modification of these covenants did not affect our prior covenant violations covered by the forbearance agreement. However, under the terms of the Fourth Amendment, the forbearance period discussed above has been extended until the maturity date of the over advance facility.
      On May 1, 2006 our lenders consented to extend the filing date for our annual audited financial statements for the year ended December 31, 2005 from May 15, 2006 to May 30, 2006. On May 18, 2006 we further extended the forbearance period from May 18, 2006 to June 1, 2006. Effective May 30, 2006 the forbearance period and the filing date for our annual audited financial statements mentioned above were extended to June 16, 2006.
      We are currently negotiating with our lenders in an effort to enter into a consent and fifth amendment to the DIP Facility based upon the terms and conditions of a non-binding term sheet which we have received from certain of our existing lenders and an additional lender. The term sheet contemplates that the consent and fifth amendment will waive the various events of default which exist under the DIP Facility and also that a new Term Loan C will be established whereby the Term Loan C lenders would commit to lend us up to an additional $30 million. The term sheet contemplates that certain conditions must be satisfied prior to the Term Loan C becoming effective or our company being able to borrow these funds, including the fact that the interim order previously granted by the Bankruptcy Court which allows us to reduce by 10% the wages earned under the Master Agreement during the months of May and June 2006 and avoid the June 2006 wage increases must remain in effect beyond June 30, 2006. We have filed a motion with the Bankruptcy Court requesting that the interim 10% wage reduction and the wage increase avoidance be extended by an order of the Bankruptcy Court until September 30, 2006.
      The term sheet regarding the consent and fifth amendment contemplates that the $30 million Term Loan C will bear interest, payable in kind, at a rate equal to LIBOR plus 5%, and contemplates that Term Loan C may be borrowed in up to four draws in an amount of not less than $10 million for each of the first and second draws and not less than $5 million for each of the third and fourth draws. The term sheet also contemplates that the lenders may at their sole election exchange outstanding principal amounts due under Term Loan C into common equity equal to up to 18% of our total voting common equity upon our reorganization and emergence from Chapter 11.
      The commitment letter contemplates that we will pay fees to the lenders for the amendment to the DIP Facility and commitment fees related to Term Loan C. We must finalize negotiations with our lenders and the lenders under Term Loan C and execute a definitive consent and fifth amendment which consent and fifth amendment must be approved by the Bankruptcy Court prior to becoming effective. No assurances can be provided that we will be able to secure any commitment for additional funds.

Senior Notes
      On September 30, 1997, we issued $150 million of 8 5/8 % senior notes (the “Senior Notes”) through a private placement. The Senior Notes were subsequently registered with the SEC, are payable in semi-annual installments of interest only and are scheduled to mature on October 1, 2007.
      Borrowings under the Senior Notes are general unsecured obligations of Allied Holdings, Inc. and are guaranteed by substantially all of our subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional and there are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to our company. Allied Holdings, Inc. owns 100% of the Guarantor Subsidiaries. See Note 14 of our consolidated financial statements included in this Annual Report on Form 10-K for a list of the companies that do not guarantee our obligations under the Senior Notes (the “Nonguarantor Subsidiaries”).

      The indenture governing the Senior Notes sets forth a number of negative covenants which would limit our ability to, among other things, purchase or redeem stock, make dividend or other distributions, make investments, and incur or repay debt (with the exception of payment of interest and principal at stated maturity). One such covenant would limit our ability to incur more than $230 million of additional indebtedness beyond the $150 million that existed on the date that the Senior Notes were issued. Although we are not presently in compliance with some of these covenants as a result of the filing for protection under Chapter 11 of the Bankruptcy Code, any action to be taken by the holders of the Senior Notes as a result of these violations has been stayed by the Bankruptcy Court.
      The filing for protection under Chapter 11 on July 31, 2005 constituted an event of default under the Senior Notes. The indenture agreement governing the Senior Notes provides that as a result of this event of default, the outstanding amount of the Senior Notes became immediately due and payable without further action by any holder of the Senior Notes or the trustee under the indenture. However, payment of the Senior Notes, including the semi-annual interest payments, is automatically stayed as of the Petition Date, absent further order of the Bankruptcy Court. As a result of the Chapter 11 Proceedings, and pursuant to SOP 90-7, we have reclassified the outstanding balance on the Senior Notes along with the related interest accrued as of the Petition Date to liabilities subject to compromise.
     Contractual Obligations
      We set forth in the table below our minimum contractual obligations as of December 31, 2005 (in thousands). Other than the DIP Facility and the Senior Notes and related accrued interest, these obligations are not recorded in our consolidated balance sheet.

		Payments Due In

Contractual Obligations	Total	2006	2007-2008	2009-2010	Thereafter

DIP Facility(1)	$151,997	$51,997	$100,000	$—	$—
Operating Lease Obligations	25,718	11,360	10,771	3,219	368
Purchase Obligations(2)	88,184	10,385	21,347	21,766	34,686

	265,899	73,742	132,118	24,985	35,054
Liabilities Subject to Compromise(3)	154,313	—	154,313	—	—

Total	$420,212	$73,742	$286,431	$24,985	$35,054

(1)	The DIP Facility in the table above excludes interest payable. As discussed above, the Revolver and the term loans included in the DIP Facility are classified as current; however, the payments are not due until 2007. The DIP Facility has a contractual maturity date of February 2, 2007 unless it is otherwise accelerated.

(2)	This obligation relates to the previously mentioned IBM agreement. In April 2001, we entered into a five-year commitment with IBM whereby IBM would provide our mainframe computer processing services. In December 2003, we amended this agreement. The amended agreement is a ten-year commitment, commencing February 2004, for IBM to provide additional services to manage applications for EDI, network services, technical services, and applications development and support. The agreement includes outsourcing at prices defined within the agreement. Our Chapter 11 filing has not affected the terms and services under this contract.

(3)	Includes the Senior Notes and related accrued interest. The payment date is based on our best estimate of when they will be settled.

Letters of Credit
      At December 31, 2005, we had agreements with third parties to whom we have issued $140.7 million of letters of credit primarily relating to settlements of insurance claims and reserves and support for a line of credit at one of our foreign subsidiaries. Of the $140.7 million, $38.1 million of these letters of credit are secured by borrowings under the Revolver and $102.6 million are issued by our wholly owned captive insurance subsidiary, Haul Insurance Limited and are collateralized by $102.6 million of restricted cash and cash equivalents held by this subsidiary. We renew these letters of credit annually. The amount of letters of credit that we may issue under the Revolver may not exceed $75 million. We had utilized $38.1 million of this availability at December 31, 2005. The remaining letter of credit availability under the DIP Facility as of December 31, 2005 was $21.2 million.
      As part of the previously disclosed settlement agreement with Ryder System Inc. (“Ryder”), we have issued a letter of credit in favor of Ryder. At December 31, 2005, the letter of credit totaled $9.5 million and is included in the $38.1 million of outstanding letters of credit under the Revolver. The letter of credit total as of December 31, 2005 includes the previously agreed upon increase of $1 million made for the first quarter of 2005. Ryder may only draw the letter of credit if we fail to pay workers’ compensation and liability claims assumed by us in the Ryder Automotive Group acquisition. We have provided the letter of credit in favor of Ryder because Ryder has issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims we assumed. Under the agreement with Ryder, effective March 31, 2005 and periodically thereafter, an actuarial valuation will be performed to determine the remaining amount outstanding of workers’ compensation and liability claims that we assumed. Based on the results of the actuarial valuation, the letter of credit will be adjusted as appropriate. As a result of the valuation that was completed on January 11, 2006 the letter of credit was reduced by $2.0 million on January 20, 2006. The letter of credit currently totals $7.5 million.
Off-Balance Sheet Arrangements
      The amounts for operating leases reflected in the table above under “Contractual Obligations,” represent future minimum lease payments of $25.7 million under noncancelable operating leases at December 31, 2005. See also Note 13, Lease Commitments, in the notes to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Disclosures About Market Risks
      The market risks inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in interest rates, fuel prices, self-insured claims and foreign currency exchange rates.

Fuel Prices
      Our Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as the weather, government policies, and changes in global demand and global production. To reduce the price risk caused by market fluctuations, Allied Automotive Group periodically purchases fuel in advance of consumption. A 10% increase in diesel fuel prices would increase costs by $9.4 million over the next twelve months assuming levels of fuel consumption in the next twelve months are consistent with levels of fuel consumed in 2005. This increase in costs would be partially offset by our fuel surcharge arrangements with our customers. Currently, we have in place fuel surcharges with substantially all of our customers. In periods of rising fuel prices and declining vehicle deliveries, we may not recover all of the fuel price increase through our fuel surcharge programs since fuel surcharge rates in any quarter reset at the beginning of the quarter based on fuel prices in the preceding quarter.

Interest Rates
      We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. Prior to the Chapter 11 filing, the Senior Notes bore interest at a fixed rate. During the Chapter 11 Proceedings, the Senior Notes rank as an unsecured claim and we have ceased the accrual and payment of interest pending consummation of a plan of reorganization. As of December 31, 2005, we had $152.0 million outstanding under the DIP Facility subject to variable rates of interest. The interest rates on the Revolver in our DIP Facility may vary based on either an annual index rate (based on the greater of the base rate on corporate loans as published from time to time in The Wall Street Journal and the federal funds rate plus 0.50%) plus 2.00%, or LIBOR plus 3.00%. The $20 million term loan bears interest at an annual rate of LIBOR plus 5.50% and the $80 million term loan bears interest at an annual rate of LIBOR plus 9.50%. Based on the outstanding balance of the DIP Facility as of December 31, 2005, the impact of a three-percentage point increase in interest rates would result in an increase in our annual interest expense of approximately $4.6 million.

Risk Management Retention
      We retain losses within certain limits through high deductibles or self-insured retentions. For certain risks, coverage for losses is provided by primary and reinsurance companies unrelated to our company. Our coverage is based on the date that a claim is incurred. Haul Insurance Limited, our captive insurance subsidiary, provides reinsurance coverage to certain of our licensed insurance carriers for certain types of losses for certain years within our insurance program, primarily insured workers’ compensation, automobile and general liability risks. Haul Insurance Limited was not included in the companies that filed for Chapter 11.
      For 2005, we were self-insured, primarily through our captive insurance company, for the majority of our workers’ compensation losses which will be paid over a number of years. In contrast, the majority of our risk related to workers’ compensation claims in 2006 is covered by a fully insured program with no deductible, for which we paid the premiums in December 2005.
      Effective January 1, 2006, we retain liability for U.S. automobile liability claims for the first $1 million per occurrence with no aggregate limit. For claim amounts in excess of $1 million per occurrence, we are covered by excess insurance. In Canada, we retain liability up to CDN $500,000 for each auto liability claim, with no aggregate limit. For claim amounts in excess of CDN $500,000, we are covered by excess insurance.
      For claim years ended December 31, 2005 and 2004, we utilize three layers of coverage for automobile claims in the U.S. as follows:

•	The first layer includes the first $1 million of every claim. We retain liability for this layer, with no aggregate limit.

•	The second layer includes the amount by which individual claims exceed $1 million up to $5 million per occurrence. For this second layer, we retain liability up to an aggregate deductible of $7 million. Aggregate claim amounts in the second layer in excess of $7 million are covered by excess insurance.

•	The third layer includes the amount by which individual claims exceed $5 million per occurrence. Individual claim amounts greater than $5 million are covered by excess insurance to a limit of $150 million per occurrence.
      For claim years ended December 31, 2005 and 2004, we also utilize three layers of coverage for automobile claims in Canada as follows:

•	The first layer includes the first CDN $500,000 of every claim. We retain liability for this layer, with no aggregate limit.

•	The second layer includes the amount by which individual claims exceed CDN $500,000 up to CDN $1 million, per occurrence. For this second layer, we retain liability up to an aggregate deductible of CDN $500,000. Aggregate claim amounts in the second layer in excess of CDN 500,000 are covered by excess insurance.

•	The third layer includes the amount by which individual claims exceed CDN $1 million, per occurrence. Individual claim amounts that are greater than CDN $1 million are covered by excess insurance to a limit of $150 million per occurrence.
      The parties to the insurance arrangements have agreed that certain contractual documentation needs to be corrected within the automobile policy. We intend to file a motion with the Bankruptcy Court to obtain approval for the amendments agreed to by the parties.
      For the claim years 2006, 2005 and 2004, we retain liability of up to $250,000 for each cargo damage claim in the U.S. and up to CDN $250,000 for each cargo damage claim in Canada. There is no aggregate limit. Claim amounts in excess of these amounts are covered by excess insurance.
      For certain of our operating subsidiaries, we are qualified to self-insure against losses relating to workers’ compensation claims in the states of Florida, Georgia, Missouri and Ohio. For these states, we retain respective liabilities of $400,000, $500,000, $500,000 and $350,000, per occurrence. Claim amounts in excess of these amounts are covered by excess insurance. In those states where we are insured for workers’ compensation claims, the majority of our risk in 2006 is covered by a fully insured program with no deductible.

Prior to January 1, 2006, our captive insurance subsidiary provided insurance coverage and the deductible was $650,000 per claim. Claims in excess of that amount are covered by excess insurance.
      Workers’ compensation losses in Canada are covered by government insurance programs to which we make premium payments. In one province, we are also subject to retrospective premium adjustments based on actual claims losses compared to expected losses. Our reserves include an estimate of retrospective adjustments based on historical experience and the most recently available actual claims data provided by the government.
      We are also required to provide collateral to our insurance companies and various states for losses in respect of worker injuries, accident, theft, and other loss claims. For this purpose, we utilize cash and/or letters of credit. To reduce our risks in these areas as well as the letter of credit or underlying collateral requirements, we have implemented various risk management programs. However, we can provide no assurance that the current letter of credit requirements will be reduced nor can we provide assurance that these letter of credit requirements will not increase.
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

Foreign Currency Exchange Rates
      Though we operate primarily in the U.S., we own foreign subsidiaries, the most significant being Allied Systems (Canada) Company. The net investment in our foreign subsidiaries translated into U.S. dollars using the rate of exchange in effect at December 31, 2005, was $37.0 million. The potential impact on other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates approximates $3.7 million.
      At December 31, 2005, we had an intercompany payable balance of $40.2 million denominated in U.S. dollars recorded on our Canadian subsidiary’s balance sheet. The potential impact from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance would be a $4.0 million charge or credit to the income statement. We do not use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates.

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
      A summary of the significant accounting policies followed in preparation of the financial statements is contained in Note 2 of our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined.
      We believe that the following critical accounting policies and underlying estimates and judgments involve a higher degree of complexity than others do:
      LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS — The consolidated financial statements included in Item 15 of this Annual Report on Form 10-K include as liabilities subject to compromise our estimate of pre-petition liabilities at the amounts expected to be allowed by the Bankruptcy Court, which, are not necessarily the amounts at which they will be settled. We also include in liabilities subject to compromise our estimate of liabilities for damage under rejected contracts. Though based on the best available information, we expect that some of these estimates will change when resolved under a plan of reorganization. In addition, liabilities classified as subject to compromise may change to the extent that payment of a pre-petition liability is approved by the Bankruptcy Court.
      Furthermore, the classification of an item of income or expense as a reorganization item requires management’s judgment in deciding whether the item is directly associated with the Chapter 11 Proceeding. Reorganization items for the year ended December 31, 2005 were approximately $7.1 million.
      CLAIMS AND INSURANCE RESERVES — As detailed above in “Disclosures About Market Risks — Risk Management Retention,” we retain liability for a significant portion of our risks through self-insured retentions and/or deductibles. Claims and insurance reserves reflect the estimated cost of claims for workers’ compensation, cargo loss and damage, automobile and general liability, and products liability losses that are not covered by insurance. Amounts that we estimate will be paid within the next year have been classified as current in “accrued liabilities” in our consolidated balance sheet while the noncurrent portion is included in “other long-term liabilities.” Costs related to these reserves are included in the statement of operations in “insurance and claims” expense, except for workers’ compensation, which is included in “salaries, wages, and fringe benefits.”
      We utilize a third-party claims administrator, who works under our direction, and third-party actuarial valuations to assist in the determination of the majority of our claims and insurance reserves. The third-party claims administrator sets claims reserves on a case-by-case basis. The third-party actuary utilizes the aggregate data from those reserves, along with historical paid and incurred amounts, to determine, by loss year, the projected ultimate cost of all claims reported and not yet reported, including possible adverse developments. Our reserve for estimated retrospective premium adjustments for workers’ compensation losses in Canada is based on historical experience and the most recently available actual claims data provided by the Canadian government. Our product liability claims reserves are set on a case-by-case basis by our management in conjunction with legal counsel handling the claims, and include an estimate for claims incurred but not yet reported. We track cargo claims and record reserve amounts on a case-by-case basis. The reserve for cargo claims includes an estimate of incurred but not reported claims.
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
      Based on self-insurance accruals at December 31, 2005, if our estimate of unpaid claims was increased by 5%, the accrual and operating loss would have increased by approximately $5.6 million.
      ACCOUNTS RECEIVABLE VALUATION RESERVES — Substantially all our revenue is derived from transporting new automobiles, SUVs, and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. We record revenues when vehicles are delivered to the dealerships and make estimates to determine the collectibility of our accounts receivable. Estimates include assessments of the potential for customer billing adjustments based on the timing of delivery, the accuracy of pricing, as well as evaluations of the historical aging of customer accounts. In addition, estimates include periodic evaluations of the creditworthiness of customers including the impact of market and economic conditions on their ability to honor their obligations to us. If billing adjustments outside of our estimates arose or the financial condition of a customer were to deteriorate, additional allowances may be required. Accounts receivable balances at December 31, 2005 and 2004 were $61.4 million and $57.3 million, respectively, net of allowances for doubtful accounts of $2.2 million as of December 31, 2005 and 2004.

      ACCOUNTING FOR INCOME TAXES — As part of the process of preparing our consolidated financial statements, we are required to determine income taxes related to each of the jurisdictions in which we operate. This process involves estimating current tax exposure, together with assessing temporary differences resulting from differing treatments of items for tax versus financial reporting purposes. These differences result in deferred tax assets and liabilities in our consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able to realize, a change to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period in which such change in estimate was made.
      At December 31, 2005, we had U.S. federal net operating loss carryforwards of $83.4 million that expire between 2021 and 2025. Included in the federal loss carryforwards are the federal taxable losses related to our Canadian operations, whose income and losses are included in the U.S tax return as well as in the Canadian tax returns. The net operating loss carryforwards for Canadian tax filing purposes total CDN $29.8 million, and expire between 2009 and 2015.
      We have federal capital loss carryforwards of $4.5 million that expire between 2007 and 2009. In addition, $6.5 million of tax credit carryforwards are available to reduce future income taxes. Of the tax credit carryforwards, $5.8 million consists of foreign tax credits that expire from 2011 to 2015, and $0.7 million consists of alternative minimum tax credits that have no expiration.
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
      PENSION AND POSTRETIREMENT BENEFITS — Our pension and other postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. These assumptions include discount rates, healthcare cost trend rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates, and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect the expense we recognize and obligation we record in such future periods. Though there is authoritative guidance on how these assumptions should be selected, management must exercise some measure of judgment in the selection of these assumptions. We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our third-party actuaries and other advisors and information as to historical experience and performance. Differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expense. Disclosure of the significant assumptions used in calculating the 2005 net pension expense is presented in Note 16, “Employee Benefit Plans,” in the notes to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. We have estimated that an increase or decrease of 0.25% in the discount factor or rate of return on assets used in the calculation of the projected 2006 net periodic pension expense would not have a significant effect.
      Our discount rates are based primarily on the Moody AA Corporate Bond Rates with a twenty-year maturity, rounded up to the nearest quarter point, since we believe that this approximates the ultimate payout of the benefits in our plans.
      The expected long-term rate of return on plan assets was reduced from 8.5% to 8.0% in 2005. Our targeted rate of return on plan assets is between 8.0% and 9.0%. In determining the long-term rate of return for our plans, we consider the historical rates of return, the nature of the plan’s investments and the targeted rate of return on plan assets. The weighted average asset allocation of the pension plans as of December 31, 2005 and 2004 are shown in Note 16 of the notes to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
      A substantial number of our employees are covered by union-sponsored, collectively bargained, multiemployer pension plans. Contributions to these plans are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man-hours worked. In the event we withdraw our participation in any of these plans, we could incur a withdrawal liability for a portion of the unfunded benefit obligation of the plan, if any. If a withdrawal were to occur, the liability would be actuarially determined based on factors at the time of withdrawal.
      PROPERTY AND EQUIPMENT — We operate approximately 2,900 company-owned Rigs to transport motor vehicles for our customers. Property and equipment, including these Rigs, are stated at cost less accumulated depreciation and any impairment charges. We compute depreciation by taking the cost of these assets less the residual value and dividing the result by the estimated useful lives of these assets. This method of depreciation is referred to as the straight-line method. We also evaluate the carrying amount of these long-lived assets for impairment by analyzing the operating performance and future cash flows of these assets, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, including the need to adjust the carrying amount of the underlying assets if the sum of the expected cash flows is less than the carrying amount. Our evaluation of the carrying amount can be impacted by our projection of future cash flows, the level of actual cash flows, the salvage values, the methods of estimation used for determining fair values and the impact of guaranteed residuals. Any changes in our judgments could impact our estimates of annual depreciation expense and impairment charges.
      GOODWILL — In accordance with SFAS No. 142, we do not amortize goodwill but instead we evaluate it annually for impairment and will evaluate it between annual tests if an event occurs or circumstances change which indicate that the carrying amount of reporting unit goodwill might be impaired. We complete our annual impairment tests in the fourth quarter of each year and generally recognize an impairment loss when the carrying amount of reporting unit goodwill exceeds the unit’s estimated fair value. The fair value of goodwill is derived by using a discounted cash flow analysis. This analysis involves estimates and assumptions by management regarding future sales volume, prices, inflation, expenses and capital spending, appropriate discount rates, exchange rates, tax rates and other factors. We believe that the estimates and assumptions are reasonable, and that they are consistent with the assumptions, which the reporting units use for internal planning purposes. However, significant judgment is involved in estimating these factors and they include inherent uncertainties. If we had used other estimates and assumptions, the analysis could have resulted in different conclusions regarding the amount of goodwill impairment, if any. Furthermore, additional future impairment losses could result if actual results differ from those estimates.
      POTENTIAL APPLICABILITY OF FRESH START-ACCOUNTING — We may be required, as part of our emergence from bankruptcy protection, to adopt fresh-start accounting in a future period. If fresh-start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh-start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. In addition, if fresh-start accounting is required, the financial results of our company after the application of fresh-start accounting could differ materially from historical results.
      See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on our accounting during the Chapter 11 Proceedings.
Recent Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors during fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. We will adopt this statement effective January 2006.
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, which clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective for us on December 31, 2005. The adoption of FIN 47 had no impact on our financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which provides interpretive guidance regarding the interaction of SFAS No. 123R and certain SEC rules and regulations related to share-based payment transactions with nonemployees, valuation methods, classification of compensation expense, non-GAAP measures, accounting for income tax effects, modification of employee share options prior to adoption and disclosures in Management’s Discussion and Analysis. The FASB has also issued various implementation guidance in relation to SFAS No. 123R.
      SFAS No. 123R is effective for us on January 1, 2006. We will use the modified prospective method upon adoption and hence will not restate prior — period results. Under the modified prospective method, awards that are granted, modified or settled after the adoption date shall be measured and accounted for in accordance with SFAS No. 123R. Unvested equity awards granted prior to the effective date will continue to be measured under SFAS No. 123 except that the related compensation expense must be recognized in the income statement. The Company’s unrecognized compensation expense associated with unvested stock options was approximately $594,000 at December 31, 2005, which, subject to any modifications that may occur in future years, will be recognized at $372,000, $197,000 and $25,000 during the years ending December 31, 2006, 2007 and 2008, respectively. We do not expect to grant any stock options during the Chapter 11 Proceedings.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The information required under this item is provided under the caption “Disclosures About Market Risks” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.	Financial Statements and Supplementary Data
      Financial statements and supplementary data are set forth beginning on page F-1 in Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this annual report, Allied, under the supervision and with the participation of Allied’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of Allied’s disclosure controls and procedures (as defined in Sections 13a -15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Allied’s disclosure controls and procedures were effective as of December 31, 2005, in alerting them in a timely manner of material information required to be included in Allied’s periodic SEC filings.

(b) Changes in Internal Control over Financial Reporting:
      In connection with its audits of our consolidated financial statements for the years ended December 31, 2003 and 2004, including reviews of the quarterly periods for those years, KPMG advised the Audit Committee and management that KPMG had identified deficiencies in our analysis, evaluation and review process for financial reporting. KPMG informed the Audit Committee and management that it believed such deficiencies were a “material weakness” in our internal control over financial reporting, with respect to our analysis, evaluation and review of financial information included in our financial reporting.
      During 2004 and 2005, in response to the material weakness, we undertook a review and, where necessary, revised our accounting policies and procedures to ensure that all reasonable steps were being taken to address and correct the material weakness identified by KPMG. As part of this process, we hired an external consulting firm to assist us in reviewing and revising our policies and procedures, hired a new Chief Financial Officer, replaced our Corporate Controller in January 2005, staffed a new role of Vice President, Finance and Accounting and added several other accounting professionals in February and March 2005. We believe that these actions, among others, established the appropriate foundation upon which to remediate this material weakness as processes, including regular evaluation and management reviews, were put in place and strengthened during 2005. However, we believe that the enhanced processes, including regular evaluation and management reviews, must be in place and operating consistently and effectively over a reasonable period of time to determine that this previously identified material weakness has been adequately mitigated.
      The activities related to the Chapter 11 Proceedings have made significant demands on our accounting organization. The Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005 and this Annual Report on Form 10-K were not filed by the filing deadlines due to delays related to the Chapter 11 filing and other matters. As a result, actions to remediate and improve our procedures and controls were not accomplished according to our plan. However, in the first quarter of 2006 we have allocated additional resources to achieve our plan to remediate the material weakness.
      In connection with the audit of our consolidated financial statements for the year ended December 31, 2005, KPMG identified certain deficiencies that were considered to be a material weakness as of December 31, 2005. While KPMG acknowledged to the Audit Committee and management that they had observed improvement in processes and controls with respect to our analysis, evaluation and review of certain financial information included in our financial reporting, KPMG indicated that the design and operating effectiveness of these new controls could only be evaluated when they have been operating for a reasonable period of time.
      Since we are not an accelerated filer (as defined in Exchange Act Rule 12b-2), we have not conducted the initial assessment of our internal control over financial reporting mandated by Section 404 of the Sarbanes-Oxley Act of 2002 and will report on that annual assessment in our Annual Report on Form 10-K, when required, which will be no earlier than for the year ending December 31, 2007. That process could identify significant deficiencies or material weaknesses not previously reported.
      KPMG has not audited the effectiveness of our internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States), and they have not expressed an opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

      We can provide no assurances that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be discovered in the future. If we fail to remediate any such material weakness, our operating results or customer relationships could be adversely affected or we may fail to meet our SEC reporting requirements or our financial statements may contain a material misstatement.
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

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Set forth below are the names, ages, summary background and experience of each of our directors:
DIRECTORS WHOSE TERMS EXPIRE AT THE 2006 ANNUAL MEETING
DAVID G. BANNISTER
Director since 1993
Age 50
      Mr. Bannister is Senior Vice president — Strategy and Development of FTI Consulting, Inc. (“FTI”) and has held that position since June 2005. FTI is a critical issues solution firm that advises major corporations, financial institutions and law firms in such areas as financial and operational improvement, mergers and acquisitions, complex litigation and economic and regulatory matters. From January 2004 until January 2005 Mr. Bannister was a private investor. From 1998 to December 2003, Mr. Bannister was a General Partner of Grotech Capital Group, a private equity and venture capital firm. Prior to joining Grotech Capital Group in May 1998, Mr. Bannister was a Managing Director at Deutsche Bank Alex. Brown Incorporated. Mr. Bannister also serves on the Board of Directors of Landstar System, Inc.
WILLIAM P. BENTON
Director since 1998
Age 82
      Mr. Benton became a director of our company in February 1998. He retired from Ford Motor Company as its Vice President of Marketing worldwide after a 37-year career with that company. During this time, Mr. Benton held the following major positions: VP/ General Manager of Lincoln/ Mercury Division; VP/General Manager, Ford Division; 4 years in Europe as Group of VP Ford in Europe; and member of the company’s Product Planning Committee, responsible for all products of the company worldwide. Mr. Benton was vice chairman of Wells Rich Greene, an advertising agency in New York, from September 1986 to January 1997, and Executive Director of Ogilvy & Mather Worldwide, an advertising agency in New York from January 1997 to January 2002. Mr. Benton has been a director of Speedway Motor Sports, Inc. since February 1995, and has been a director of Sonic Automotive, Inc. since December 1997.

ROBERT J. RUTLAND
Director since 1965
Age 64
      Mr. Rutland has been Chairman of our company since 1995. He also served as our Chairman and Chief Executive Officer from February 2001 to June 2001 and from December 1995 to December 1999. Mr. Rutland was also our President and Chief Executive Officer from 1986 to December 1995. Prior to October 1993, Mr. Rutland was the Chief Executive Officer of each of our subsidiaries. Mr. Rutland is a member of the board of directors of Fidelity National Bank, a national banking association.
HUGH E. SAWYER
Director since 2001
Age 51
      Mr. Sawyer has been President and Chief Executive Officer of our company since June 2001. He served as President and Chief Executive Officer of Aegis Communications Group, Inc. from April 2000 to June 2001. Mr. Sawyer also served as President of Allied Automotive Group, Inc., one of our subsidiaries, from January 2000 to April 2000. Mr. Sawyer was President and Chief Executive Officer of National Linen Service, a subsidiary of National Service Industries, Inc., from 1996 to 2000, and President of Wells Fargo Armored Service Corp., a subsidiary of Borg-Warner Corp., from 1988 to 1995. Mr. Sawyer previously served as member of the board of directors of Spiegel, Inc. from October 2003 to June 2005.
DIRECTORS WHOSE TERMS EXPIRE AT THE 2007 ANNUAL MEETING
THOMAS E. BOLAND
Director since 2001
Age 71
      Mr. Boland retired as Chairman of the Board of Wachovia Corporation of Georgia and Wachovia Bank of Georgia, N.A., in April, 1994. He joined Wachovia (formerly The First National Bank of Atlanta) in 1954 and was a senior executive in various capacities until his retirement. Mr. Boland has been Special Counsel to the President of Mercer University of Macon and Atlanta since October 1995. Mr. Boland currently serves on the boards of directors of Citizens Bancshares, Inc. and its subsidiary Citizens Trust Bank in Atlanta and Neighbors Bancshares, Inc. and its subsidiary Neighbors Bank, Alpharetta, Georgia. Mr. Boland is past chairman of the board of directors of Minbanc Capital Corporation of Washington, D.C. and formerly served on the board of directors of InfiCorp Holdings, Inc., of Atlanta, VISA International and VISA U.S.A. of San Mateo, California.
GUY W. RUTLAND, IV
Director since 1993
Age 42
      Mr. Rutland has been Senior Vice President of Performance Management and Chaplaincy of our company since July 2001, and was Executive Vice President and Chief Operating Officer of Allied Automotive Group, Inc., one of our subsidiaries, from February 2001 to July 2001. Mr. Rutland was Senior Vice President — Operations of Allied Automotive Group, Inc. from November 1997 to February 2001. He was Vice President — Reengineering Core Team of Allied Automotive Group, Inc., from November 1996 to November 1997. From January 1996 to November 1996, Mr. Rutland was Assistant Vice President of the Central and Southeast Region of Operations for Allied Systems, Ltd., one of our subsidiaries. From March 1995 to January 1996, Mr. Rutland was Assistant Vice President of the Central Division of Operations for Allied Systems, Ltd. From June 1994 to March 1995, Mr. Rutland was Assistant Vice President of the Eastern Division of Operations for Allied Systems, Ltd. From 1993 to June 1994, Mr. Rutland was assigned to special projects with an assignment in Industrial Relations/ Labor Department and from 1988 to 1993, Mr. Rutland was Director of Performance Management for Allied Systems, Ltd.

BERNER F. WILSON, JR.
Director since 1993
Age 67
      Mr. Wilson retired as Vice President and Vice-Chairman of our company in June 1999. He was our Secretary from December 1995 to June 1998. Prior to October 1993, Mr. Wilson was an officer or Vice Chairman of several of our subsidiaries. Mr. Wilson joined our company in 1974 and held various finance, administration, and operations positions prior to his retirement in 1999. He currently serves on the board of directors of Mountain Heritage Bank in Clayton, Georgia.
DIRECTORS WHOSE TERMS EXPIRE AT THE 2008 ANNUAL MEETING
GUY W. RUTLAND, III
Director since 1964
Age 69
      Mr. Rutland was elected Chairman Emeritus in December 1995 and served as Chairman of our Board from 1986 to December 1995. Prior to October 1993, Mr. Rutland was Chairman or Vice Chairman of each of our subsidiaries.
J. LELAND STRANGE
Director since 2002
Age 64
      Mr. Strange is Chairman of the board of directors, Chief Executive Officer and President of Intelligent Systems Corporation and has been with that company since its merger with Quadram Corporation in 1982. Mr. Strange is Chairman of the Georgia Tech Research Corp. He also serves on the advisory board of the Georgia Institute of Technology’s College of Management.
ROBERT R. WOODSON
Director since 1993
Age 74
      Mr. Woodson retired as a member of the board of directors of John H. Harland Company in April 1999 and served as its Chairman from October 1995 to April 1997. Mr. Woodson was also the President and Chief Executive Officer of John H. Harland Company prior to October 1995. Mr. Woodson also served as a director of Haverty Furniture Companies, Inc. through May 2002.
AUDIT COMMITTEE
      The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to our company’s financial matters. The Board of Directors has adopted a written charter for the Audit Committee, which was included as Appendix A to the Company’s Proxy Statement for the 2004 annual meeting of shareholders as filed with the SEC on April 16, 2004. Under the charter, the Audit Committee’s principal responsibilities include hiring our independent auditors; reviewing the plans and results of the audit engagement with the independent auditors; inquiring as to the adequacy of our internal accounting controls; monitoring compliance with material policies and laws, including our Code of Conduct; and reviewing our financial statements, reports and releases.
      The Audit Committee oversees our Code of Conduct, which applies to all of our directors, executive officers and non-bargaining unit employees. The Code of Conduct was included as an exhibit to our 2003 annual report on Form 10-K filed with the SEC on April 13, 2004.
      The members of our Audit Committee are David G. Bannister, William P. Benton, Robert R. Woodson and Thomas E. Boland, with Mr. Bannister serving as the Chairman. The Board has determined that Messrs. Bannister, Boland and Woodson each qualifies as an “audit committee financial expert” as that term is defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002. During 2005, the Audit Committee held 10 meetings.

EXECUTIVE OFFICERS
      The information concerning our executive officers required by this Item is included in Part I following Item 4, under the heading  — “Executive Officers of the Registrant” of this Annual Report on Form 10-K.
SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of our Common Stock, to file reports of ownership and changes in ownership of our Common Stock with the SEC and the American Stock Exchange. Officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms that they file.
      Based solely upon a review of the copies of the forms and written representations furnished to us, we believe that during the 2005 fiscal year, our officers, directors and 10% shareholders complied with all applicable filing requirements.

Item 11.	Executive Compensation
Compensation of Directors
      When we filed for Chapter 11 on July 31, 2005, we owed our directors an aggregate of $177,167 in fees for meetings of the Board and committee meetings that they attended, as well as for reimbursement of expenses for attending meetings prior to August 1, 2005. As a result of our Chapter 11 filing, we did not pay these fees nor did we reimburse our directors for expenses incurred.
      For the year ended December 31, 2005, each director who was not also an employee was entitled to receive an annual fee of $25,000 and a fee of $1,500 for each meeting of the Board or any of its committees attended, plus reimbursement of expenses for attending meetings. An additional fee of $5,000 was paid to the chairman of each committee of the Board. Directors are also eligible to participate in our company’s Amended and Restated Long-Term Incentive Plan (the “LTI Plan”). No awards were made to directors under the LTI Plan in 2005.
Executive Compensation Table
      Remuneration paid for 2005, 2004 and 2003 to the following named executive officers and the principal positions of such individuals at December 31, 2005 is set forth in the following table:

					Long-Term Compensation

		Annual Compensation			Securities
					Underlying
				Other Annual	Options	All Other
Name and Principal Position	Year	Salary(1)	Bonus	Compensation	Awards(2)	Compensation(3)

Hugh E. Sawyer	2005	$722,800	—	—	—	—
President and	2004	673,007	—	—	—	—
Chief Executive Officer	2003	496,937	$275,000	—	—	$3,619
Robert J. Rutland	2005	432,586	—	—	—	21,195
Chairman	2004	394,423	—	—	—	18,928
	2003	385,966	123,060	$37,606	—	17,185
Thomas M. Duffy	2005	348,074	86,625	—	20,000	18,090
Executive Vice President,	2004	303,974	—	—	20,000	—
General Counsel, Secretary(4)	2003	235,471	150,000	678	—	—
David A. Rawden	2005	33,223	—	231,198	—	—
Executive Vice President and	2004	317,308	—	—	—	—
Chief Financial Officer(5)	2003	310,855	100,000	—	—	—
Thomas H. King	2005	321,080	—	—	40,000	—
Executive Vice President and Chief Financial Officer(6)
Joseph Marinelli	2005	236,043	—	—	10,000	—
Senior Vice-President	2004	156,713	—	—	40,000	—
of Field Operations(7)

(1)	Each individual was required to take two one-week unpaid furloughs in 2004. Mr. Sawyer was required to take five one-week non-paid furloughs in 2003, and each remaining individual was required to take three one-week unpaid furloughs in 2003.

(2)	For Mr. Duffy, represents 20,000 shares subject to options granted in 2004 and 20,000 shares subject to options granted in 2005. For Mr. King, represents 40,000 shares subject to options granted in 2005. For Mr. Marinelli, represents 40,000 shares subject to options granted in 2004 and 10,000 shares subject to options granted in 2005.

(3)	Amounts in this column for Bob Rutland in 2005, 2004 and 2003 include the taxable compensation recognized by Mr. Rutland in regard to premiums paid from the cash surrender value under “split dollar” insurance agreements. As a result of the termination of these agreements due to our Chapter 11 filing, we will in the future receive back the aggregate of the premiums paid by us less certain adjustments. The amounts reported are required by the SEC’s rules. As a result of changes in the law, including the Sarbanes-Oxley Act of 2002, we discontinued paying the premiums on these policies as of July 30, 2002. See “Agreements with Executive Officers and Directors.” For Mr. Sawyer, amounts include premiums paid by our company on a term life insurance policy on his life for the benefit of his family. For Mr. Duffy, amounts include premiums paid by our company on certain life insurance policies for the benefit of his family.

(4)	Became Executive Vice President, General Counsel and Secretary in February 2004.

(5)	Employment was terminated and was removed as Executive Vice President and Chief Financial Officer in January 2005. Mr. Rawden was paid $165,000 in severance pay and $66,197 to reimburse him for certain relocation expenses, as required by his employment agreement.

(6)	Became Executive Vice President and Chief Financial Officer in January 2005.

(7)	Joined our company in April 2004.
      The following table sets forth information regarding the grant of stock options to each of the named executive officers during 2005 and the value of such options held by each such person as of December 31, 2005:
Option Grants for Last Fiscal Year

					Potential Realizable
					Value at Assumed
	Individual Grants				Annual Rates of Stock
					Price Appreciation for
					Option Term
		% of Total			(10 Years)*
		Options
	Number of	Granted to			5%	10%
	Securities	Employees	Exercise
	Underlying	in Fiscal	Price	Expiration	Aggregate	Aggregate
Name	Options(1)	Year	($/Share)	Date	Value	Value

Thomas M. Duffy(1)	20,000	11.8	$4.16	2/16/15	$52,324	$132,599
Thomas H. King(2)	40,000	—	3.81	1/25/15	95,844	242,886
Joseph V. Marinelli(3)	10,000	5.9	4.16	2/16/15	26,162	66,300

*	The dollar gains under these columns result from calculations assuming 5% and 10% growth rates from the closing price of our Common Stock on the date of grant, as prescribed by the SEC, and are not intended to forecast future price appreciation of the Common Stock.

(1)	Represents 20,000 shares subject to options granted on February 16, 2005. Mr. Duffy’s options vest over three years at a rate of 33% per year.

(2)	Represents 40,000 shares subject to options granted on January 25, 2005. Mr. King’s options vest over three years at a rate of 33% per year.

(3)	Represents 10,000 shares subject to options granted on February 16, 2005. Mr. Marinelli’s options vest over three years at a rate of 33% per year.

      The following table sets forth as to each of the named executive officers (i) the number of shares of Common Stock acquired pursuant to options exercised and the number of shares underlying stock appreciation rights exercised during 2005, (ii) the aggregate dollar value realized upon the exercise of such options and stock appreciation rights, (iii) the total number of shares underlying exercisable and non-exercisable stock options and stock appreciation rights held on December 31, 2005 and (iv) the aggregate dollar value of in-the-money unexercised options and stock appreciation rights on December 31, 2005:
Aggregated Option Exercises During Last Fiscal Year And
Fiscal Year-End Option Values

	Number of
	Shares		Number of Shares		Value of Unexercised In-the-
	Acquired		Underlying Unexercised		Money Options at Fiscal
	Upon	Value	Options at Fiscal Year End		Year End(1)
	Exercise	Realized Upon
Name	of Option	Exercise	Exercisable	Unexercisable	Exercisable	Unexercisable

Hugh E. Sawyer	—	—	600,000	—	—	—
Thomas M. Duffy	—	—	101,667	23,333	—	—
Thomas H. King	—	—	13,334	26,666	—	—
Joseph V. Marinelli	—	—	16,667	33,333	—	—

(1)	In accordance with the SEC’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value is deemed to be $0.60, the closing price of the Common Stock on December 31, 2005. No value is assigned to options or stock appreciation rights where the exercise price for the options and stock appreciation rights was in excess of the fair market value of the underlying Common Stock on December 31, 2005.
Agreements with Named Executive Officers and Directors

Employment and Severance Agreements
      Effective August 1, 2005, the Bankruptcy Court approved the Severance Pay, Retention and Emergence Bonus Plan for Key Employees (the “Retention Plan”). The Retention Plan applies to certain employees and has been approved by the Bankruptcy Court. As described in more detail below, the Retention Plan provides participating employees with both severance benefits and bonuses for staying with us during the Chapter 11 Proceedings. The Retention Plan supersedes any severance or bonus payments that would otherwise be payable to participating employees, including any benefits payable under employment agreements with such participants. Any employee eligible to participate in the Retention Plan had the right to opt out of the Retention Plan and to continue to be covered by any severance or bonus arrangement in place for such individual. No employee has elected to opt our of the Retention Plan. However, in May of 2006, Mr. Sawyer voluntarily removed himself from the bonus component of the Retention Plan. Further, Mr. Sawyer, also voluntarily reduced his base salary by 15% effective March 1, 2006. Mr. Robert Rutland is not covered by the Retention Plan.
      Under the terms of the Retention Plan, participants are entitled to receive a lump-sum severance payment that is payable no later than 30 days after an involuntary termination or a voluntary termination for good reason, as defined. The amount of any severance payment is equal to a percentage of the employee’s annual base salary, excluding bonus payments or other extraordinary income, for the year in which he or she is terminated. Under the Retention Plan, each of Messrs. Sawyer, Duffy and King would be entitled to a severance payment equal to 150% of his base salary and Mr. Marinelli would be entitled a severance payment equal to 100% of his base salary.
      The Retention Plan provides for a retention bonus payable upon the achievement of certain milestones. The last payment is payable on or after our emergence from Chapter 11. The retention bonus is based on a percentage of the employee’s annual base salary. Under the Retention Plan, each of Messrs. Duffy and King are eligible to receive a total bonus equal to 75% of his annual base salary and Mr. Marinelli is eligible to receive a bonus equal to 70% of his annual base salary. The bonuses for Messrs. King, Duffy and Marinelli are payable in three installments: 30% of the bonus is payable upon our filing of a plan of reorganization with the

Bankruptcy Court, 35% of the bonus is payable upon confirmation of our plan of reorganization by the Bankruptcy Court and the remaining 35% is payable 60 days after our emergence from Chapter 11.
      Robert Rutland has entered into an employment agreement with our company, which has been renewed for a two-year term ending in February 2007, and is automatically renewed for an additional two-year period at the end of each term. Mr. Rutland’s employment agreement was amended in January 2005 in order to provide that calculations of bonus amounts are made pursuant to the bonus plans utilized by our company from time to time.
      Mr. Sawyer entered into an employment agreement with our company for a five-year term ending in June 2006, which is automatically renewed for an additional two-year period at the end of each term. Mr. Duffy entered into an employment agreement with our company for a one-year term ending in December 2005, which automatically renews for an additional one-year period at the end of each term. Also, we entered into an employment agreement with Mr. Marinelli for a one-year term ending in October 2005, which automatically renews for an additional one-year period at the end of each term. These agreements provide for compensation to the officers in the form of annual base salaries, plus percentage annual increases in subsequent years based upon either the Consumer Price Index for certain executive officers, or such amount established by the Compensation and Nominating Committee.
      The employment agreements also provide for bonus and severance payments. However, as a result of the adoption of the Retention Plan, such provisions in the employment agreements for Messrs. Sawyer, Duffy, King and Marinelli are not applicable during the Chapter 11 Proceedings. Robert Rutland’s employment agreement provides that he will receive severance benefits if: (i) his employment is terminated due to death or disability; (ii) we terminate his employment other than for cause or elect not to extend his employment beyond the initial or any renewal term of the agreement, (iii) he terminates his employment with us as a result of (A) a material change in his duties or responsibilities or a failure to be elected or appointed to the position held by him, (B) our relocating him or requiring him to perform substantially all of his duties outside the metropolitan Atlanta, Georgia area, (C) our committing any material breach of the agreement that remains uncured for 30 days following written notice thereof from him, (D) our liquidation, dissolution, consolidation or merger (other than with an affiliated entity), or (E) a petition in bankruptcy being filed by or against us or our making an assignment for the benefit of creditors or seeking appointment of a receiver or custodian; or (iv) within two years following a “change of control” with respect to us, his employment agreement is terminated by us or by Mr. Rutland or not extended for any renewal term.
      The severance benefits payable to Mr. Robert Rutland include a cash payment equal to three times (i) his annual base salary for the year such termination occurs, plus (ii) his “bonus.”
      For purposes of the severance benefits set forth above, the term “bonus” includes an amount equal to (A) the greatest of (1) the average of each of the previous two years’ bonus payments under the incentive plan in effect, (2) the average of each of the previous two years’ “target bonus” amounts under the incentive plan in effect or (3) the amount of the “target bonus” for Mr. Robert Rutland under the incentive plan in effect for the year in which his employment with us is terminated, plus (B) an amount equal to the dollar value of his restricted stock target or other form of equity award with respect to the most recent annual award of restricted stock or other equity award made under the LTI Plan.
      A “change of control” under Robert Rutland’s employment agreement occurs (i) in the event of a merger, consolidation or reorganization of our company following which the shareholders of our company immediately prior to such reorganization, merger or consolidation own in the aggregate less than seventy percent (70%) of the outstanding shares of common stock of the surviving corporation, (ii) upon the sale, transfer or other disposition of all or substantially all of the assets or more than thirty percent (30%) of the then outstanding shares of common stock of our company, other than as a result of a merger or other combination of our company and an affiliate of our company, (iii) upon the acquisition by any person of beneficial ownership (as defined in the Exchange Act) of twenty percent (20%) or more of the combined voting power of our company’s then outstanding voting securities or (iv) if the members of the Board of Directors who served as such on the date of the applicable employment agreement (or any successors approved by two-thirds (2/3) of such Board members) cease to constitute at least two-thirds (2/3) of the membership of the Board.

      The maximum severance benefits that would have been due upon termination meeting the criteria for severance compensation under the Retention Plan, with respect to Messrs. Sawyer, Duffy, King and Marinelli and the employment agreement with respect to Mr. Robert Rutland as of December 31, 2005 are approximately: $892,500 to Mr. Sawyer, $495,000 to Mr. Duffy, $495,000 to Mr. King, $225,000 to Mr. Marinelli and $1,415,190 to Mr. Robert Rutland.
      In connection with the adoption of any plan of reorganization to emerge from Chapter 11, we may enter into new employment agreements with each of these named executive officers. However, we may also choose to reject such employment agreements or assume their current terms.
      In January 2005, the employment between our company and David Rawden was terminated. We agreed to pay, in accordance with his employment agreement, Mr. Rawden’s current base salary of $330,000 for a period of one year following the date of his termination as severance benefits. In addition, we agreed to continue to provide Mr. Rawden with a monthly automobile allowance and to pay for his current medical benefits in each case for a period of one year following the date of his termination.
      We rejected his employment agreement and ceased making payments under this severance agreement on July 31, 2005 when we filed for Chapter 11.

Split-Dollar Life Insurance Agreements
      We are party to contractual agreements related to life insurance policies that cover certain current and former employees, directors and officers of our company. These contractual agreements are between our company and the trusts that own the policies. Each of these agreements was entered into while such persons were employed as executive officers with our company. The agreements are between our company and certain trusts established for the benefit of the executive officers and directors. The trusts retain any proceeds in excess of our company’s interest in the policies, net of any outstanding policy loans.
      We paid the premiums on the life insurance policies for Messrs. Berner F. Wilson, Guy W. Rutland III, Guy W. Rutland, IV and Robert J. Rutland until the enactment of the Sarbanes-Oxley Act of 2002 on June 30, 2002, at which time we discontinued such payments. As permitted by the trusts, premiums due on these policies have been paid by increasing loans taken against the available cash surrender value of the policies since June 30, 2002 through the year ended December 31, 2005. A portion of the premiums paid by our company is taxable compensation recognized by the director or executive officer.
      The following table sets forth the annual amount of premiums payable on these policies for each of these agreements as of December 31, 2005:

Name of Insured	Annual Premiums

Berner F. Wilson, Jr.	$62,976
Guy W. Rutland III	324,638
Guy W. Rutland IV	13,098
Robert J. Rutland	257,441
      As a result of our Chapter 11 filing, we believe that the contractual arrangements were terminated and that we continue to retain our interest in the policies. In this regard, notice of termination of the contractual arrangements has been given to the life insurance companies and the trusts. We also believe that we are entitled to receive our interest in each policy in cash upon the earlier of the death of the insured or the termination of the contractual arrangement related to the policy. However, certain of the trusts believe that even though the contractual arrangements may have terminated, we will be entitled to receive our interest in each policy only upon the earlier of the death of the insured or upon the surrender of the policy. At this time we are unable to determine the timing of future cash flows from these policies.
Long-Term Incentive Plan
      Our company’s LTI Plan allows for the issuance of an aggregate of 2,150,000 shares of Common Stock. The LTI Plan authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, and performance awards to eligible employees and directors, including each of the executive officers named herein, as determined under the LTI Plan. The LTI Plan was adopted and approved by the Board of Directors and shareholders in July 1993, amended in 2000, amended and restated in 2001, amended in 2002 and amended and restated in 2004.
      The Compensation and Nominating Committee selects those employees to whom awards are granted under the LTI Plan and determines the number of stock options, performance units, performance shares, shares of restricted stock, and stock appreciation rights and the amount of cash awards granted pursuant to each award and prescribes the terms and conditions of each such award.

Nonqualified Stock Options
      The Board of Directors may grant non-qualified stock options under the LTI Plan. We granted no non-qualified stock options during 2005. Non-qualified options to acquire 682,705 shares of Common Stock pursuant to the LTI Plan were exercisable at December 31, 2005.

Restricted Stock Awards
      The Board of Directors may grant restricted stock under the LTI Plan. We granted no restricted stock in 2005 and no such shares are outstanding.

Incentive Stock Options
      During 2005, we granted incentive stock options to purchase 210,000 shares. These options become exercisable after one year in increments of 33.3% per year and expire 10 years from the date of grant. Options that are granted pursuant to the incentive stock option provisions of the LTI Plan are intended to qualify as incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”). Incentive stock options to acquire 572,791 shares of Common Stock pursuant to the LTI Plan were exercisable at December 31, 2005.

Stock Appreciation Rights
      The Board of Directors of our company adopted the Stock Appreciation Rights Plan (“SAR Plan”) pursuant to the terms of the LTI Plan effective January 1, 1997. The purpose of the SAR Plan is to provide incentive compensation to certain management employees of our company. Such incentive compensation shall be based upon the award of stock appreciation rights units, the value of which are related to the appreciation in fair market value of the Common Stock. All payments under the SAR Plan are made in cash. The Compensation and Nominating Committee determines the applicable terms for each award under the SAR Plan. The SAR awards vest over 3 years and may be exercised only during the fourth year. The exercise price increases 6% per year. We have granted no SAR’s during the past three years.

Retirement Plans
      We maintain a tax qualified defined benefit pension plan (the “Retirement Plan”). The table set forth below illustrates the total combined estimated annual benefits payable under the Retirement Plan to eligible salaried employees in specified compensation and years of credited service classifications, assuming normal retirement at age 65.
Allied Defined Benefit Pension Plan

	Years of Service

Remuneration	10	15	20	25	30	35 or More

$100,000	$20,000	$30,000	$40,000	$50,000	$50,000	$50,000
125,000	25,000	37,500	50,000	62,500	62,500	62,500
150,000	30,000	45,000	60,000	75,000	75,000	75,000
175,000	34,000	51,000	68,000	85,000	85,000	85,000
200,000	34,000	51,000	68,000	85,000	85,000	85,000
225,000	34,000	51,000	68,000	85,000	85,000	85,000
250,000	34,000	51,000	68,000	85,000	85,000	85,000
275,000	34,000	51,000	68,000	85,000	85,000	85,000
300,000	34,000	51,000	68,000	85,000	85,000	85,000
      The Retirement Plan uses average compensation, as defined by the Retirement Plan, paid to an employee by the plan sponsor during a plan year for computing benefits. Compensation includes bonuses and any amount contributed by a plan sponsor on behalf of an employee pursuant to a salary reduction agreement, which is not includable in the gross income of the employee under Code Sections 125, 402(a)(8), or 402(h). However, compensation in excess of Code Section 401(a)(17) limit shall not be included. The limit under the Retirement Plan for 2004 is $170,000.
      We amended the Retirement Plan effective April 30, 2002 in order to freeze the Retirement Plan. As a result of this amendment to the Retirement Plan, commencing April 30, 2002, participants do not accrue credit towards years of service, participants do not accrue credit for pay increases received, and new employees may not become participants in the Retirement Plan. However, vesting does continue to accrue after April 30, 2002. The compensation covered by the Retirement Plan for each of Messrs. Bob Rutland, Sawyer, Duffy and Guy Rutland is $170,000.
      The estimated years of credited service for each of the named executive officers as of December 31, 2005 is as follows:

Years of Credited Service
Name	as of December 31, 2005

Robert J. Rutland	37.7
Hugh E. Sawyer	0.6
Thomas M. Duffy	3.6
Guy W. Rutland, IV	17.5
David A. Rawden	0.0
Thomas H. King	0.0
Joseph V. Marinelli	0.0
      The benefits shown in the Pension Plan Table are payable in the form of a straight-line annuity commencing at age 65. There is no reduction for social security benefits or other offset amounts.
      Compensation and Nominating Committee Interlocks and Insider Participation in Compensation Decisions
      David G. Bannister, William P. Benton, Robert R. Woodson and J. Leland Strange served as members of the Compensation and Nominating Committee during the year ended December 31, 2005. None of the members of the Compensation and Nominating Committee has served as an officer of our company, and none of the executive officers of our company has served on the board of directors or the compensation committee of any entity that had officers who served on our company’s Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
COMMON STOCK OWNERSHIP BY MANAGEMENT AND
CERTAIN BENEFICIAL OWNERS
      The following table sets forth certain information about beneficial ownership of our Common Stock as of March 31, 2006 by (i) each director and each named executive officer of our company named herein, and (ii) all directors and executive officers of our company as a group. Unless otherwise indicated, the beneficial owners of the Common Stock listed below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Number of Shares	Percentage of Shares
Beneficial Owner	Beneficially Owned(1)	Outstanding(2)

Robert J. Rutland(3)	1,123,894	12.5
Guy W. Rutland, III(4)	850,718	9.5
Guy W. Rutland, IV(5)	651,936	7.3
Hugh E. Sawyer(6)	620,000	6.5
Berner F. Wilson, Jr.(7)	108,743	1.2
Thomas M. Duffy(8)	113,197	1.2
David A. Rawden	16,600	*
David G. Bannister(9)	39,334	*
Robert R. Woodson(9)	39,334	*
William P. Benton(9)	37,334	*
Thomas E. Boland(9)	38,334	*
J. Leland Strange(9)	35,334	*
Thomas H. King(10)	13,334	*
Joseph V. Marinelli(11)	16,667	*
All executive officers and directors as a group (12) (14 persons)	3,704,759	37.5

*	Less than 1%

(1)	Under the rules of the SEC, a person is deemed to be a beneficial owner of any securities that such person has the right to acquire beneficial ownership of within 60 days as well as any securities owned by such person’s spouse, children or relatives living in the same household.

(2)	Based on 8,980,329 shares outstanding as of April 5, 2006. Shares underlying outstanding stock options or warrants held by the person indicated and exercisable within 60 days of such date are deemed to be outstanding for purposes of calculating the percentage owned by such holder.

(3)	Includes 18,099 shares owned by his wife as to which he disclaims beneficial ownership.

(4)	Includes 18,099 shares owned by his wife and 67,800 shares owned by a private foundation as to which he disclaims beneficial ownership.

(5)	Includes 647,211 shares held in a limited partnership of which he is the direct beneficiary.

(6)	Includes options to acquire 600,000 shares.

(7)	Includes options to acquire 8,334 shares.

(8)	Includes 5,245 shares owned by his wife as to which he disclaims beneficial ownership, and options to acquire 105,000 shares.

(9)	Includes options to acquire 33,334 shares for each individual.

(10)	Includes options to acquire 13,334 shares.

(11)	Includes options to acquire 16,667 shares.

(12)	Includes options to acquire 896,671 shares.
      The following table sets forth certain information about beneficial ownership of each person known to us to own more than 5% of the outstanding Common Stock as of April 5, 2006, other than directors of our company:

	Number of Shares	Percentage of
Name and Address of Beneficial Owner	Beneficially Owned	Shares Outstanding

Robert E. Robotti, Robotti & Company, LLC, Robotti &	594,390	6.6
Company Advisors, LLC and The Ravenswood Management Company, LLC and the Ravenswood Investment Company, L.P.(1)
52 Vanderbilt Avenue,
Suite 503 New York, New York 10017
Nikon Hecht, Aspen Advisors LLC, Sopris Capital Partners,	794,895	8.9
L.P., Sopris Capital, LLC, Sopris Capital Advisors, LLC(2)
152 West 57th Street New York, New York 10019

(1)	According to a Schedule 13G filed on February 14, 2006 on behalf of Robert E. Robotti, Robotti & Company, LLC and Robotti & Company Advisors LLC, in its role as a broker dealer and an investment advisor, and The Ravenswood Management Company, LLC and the Ravenswood Investment Company, L.P., of which Mr. Robotti serves as Managing Member of the General Partner of such limited partnership. Mr. Robotti possesses shared voting and investment power as to the securities but does not have sole voting or investment power as to the securities.

(2)	According to a Schedule 13G filed on March 16, 2006 on behalf of Nikos Hecht, Sopris Capital Partners, L.P., Sopris Capital, LLL, Aspen Advisors, LLL and Sopris Capital Advisors, LLC, in its role as a broker dealer and an investment advisor, Mr. Hecht is the managing member and owner of a majority of the membership interests of Sopris Capital, Aspen Advisors and Sopris Advisors. Each of Sopris Capital, Aspen Advisors and Sopris Advisors, as investment managers for their respective private clients, has discretionary investment authority over the common stock held by their respective private clients. Mr. Hecht possesses shared voting and investment power but does not have sole voting and investment power.

Item 13.	Certain Relationships and Related Transactions
      During February and April 2006, we subleased certain space in our home office headquarters in Decatur, Georgia to an entity of which Robert J. Rutland, Chairman of the Board of Directors, owns approximately one-third of the equity. We believe that the rental rate charged to this entity is the fair market rate for the space based upon rental rates paid for comparable space in the area. The annual rents to be collected by us are approximately $128,000 based upon the terms of the sublease agreement, which is comparable to other sublease agreements we utilize with our subtenants.

Item 14.	Principal Accountant Fees and Services
      The Audit Committee has selected KPMG LLP, independent auditors, to serve as our company’s principal accounting firm for the fiscal year ending December 31, 2006. Approval of our company’s accounting firm is not a matter required to be submitted to the shareholders. Our Company, upon the recommendation of the Audit Committee, first appointed KPMG LLP on April 2, 2002 to serve as our independent public accountants for the fiscal year ending December 31, 2002. We have been advised by KPMG LLP that neither it nor any member thereof has any financial interest, direct or indirect, in our company or any of its subsidiaries in any capacity. KPMG LLP is considered by our company to be well qualified.
Audit Fees
      Fees for KPMG LLP’s audit services totaled approximately $1,800,000 in 2005 and $1,660,000 in 2004, including fees for professional services rendered for the audit of our annual financial statements and the review of our quarterly reports on Form 10-Q.

Audit-Related Fees
      The aggregate fees billed by KPMG LLP for professional services rendered for the issuance of debt compliance letters for 2004 was $15,000.
Tax Fees
      The aggregate fees billed by KPMG LLP for professional services rendered for income tax consulting was $14,000 in 2004. No similar fees were billed in 2005.
All Other Fees
      There were no fees billed by KPMG LLP for professional services rendered other than as stated under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees.”
      All of KPMG’s fees for services, whether for audit or non-audit services, are pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:
INDEX TO FINANCIAL STATEMENT SCHEDULES

Page

Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2005, 2004, and 2003	S-1
All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) Exhibits: The list of exhibits required by this item is set forth in “(b) Exhibits” below.
      (b) Exhibits.

      Exhibit Index filed as part of this report

Exhibit
No.		Description

3.1		Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-1 (File Number 33-66620) filed with the Commission on July 28, 1993, as amended on September 2, 1993 and September 17, 1993 and deemed effective on September 29, 1993).

3.2		Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Annual Report on Form 10-K filed with the Commission on April 16, 2001).

4.1		Form of certificate representing shares of the Company’s common stock (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-1 (File Number 33-66620) filed with the Commission on July 28, 1993, as amended on September 2, 1993 and September 17, 1993 and deemed effective on September 29, 1993).

4.2		Indenture by and among the Company, the Guarantors listed therein, and The First National Bank of Chicago, as Trustee, dated September 30, 1997 (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-4 (File Number 333-37113) filed with the Commission on October 3, 1997).

4.3		Senior Secured, Super Priority Debtor-in-Possession Credit Agreement, dated as of August 1, 2005, by and among Allied Holdings, Inc., Allied Systems, Ltd. (L.P.), each subsidiary listed as a credit party thereto, General Electric Capital Corporation, Morgan Stanley Senior Funding, Inc., Marathon Structured Finance Fund, L.P., GECC Capital Markets, Inc. and the lenders from time to time party thereto (incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K filed with the Commission on September 23, 2005).

4	.3(a)	Third Amendment, dated November 16, 2005 to the Senior Secured, Super Priority Debtor-in-Possession Credit Agreement, dated as of August 1, 2005, by and among Allied Holdings, Inc., Allied Systems, Ltd. (L.P.), each subsidiary listed as a credit party thereto, General Electric Capital Corporation, Morgan Stanley Senior Funding, Inc., Marathon Structured Finance Fund, L.P., GECC Capital Markets, Inc. and the lenders from time to time party thereto (incorporated by reference from Exhibit 4.4(a) to the Quarterly Report on Form 10-Q filed with the Commission on December 9, 2005).

4	.3(b)*	Consent Agreement, dated January 30, 2006 to Senior Secured, Super Priority Debtor-in-Possession Credit Agreement, dated as of August 1, 2005, by and among Allied Holdings, Inc., Allied Systems, Ltd. (L.P.), each subsidiary listed as a credit party thereto, General Electric Capital Corporation, Morgan Stanley Senior Funding, Inc., Marathon Structured Finance Fund, L.P., GECC Capital Markets, Inc. and the lenders from time to time party thereto.

4	.3(c)*	Consent Agreement, dated February 17, 2006 to Senior Secured, Super Priority Debtor-in-Possession Credit Agreement, dated as of August 1, 2005, by and among Allied Holdings, Inc., Allied Systems, Ltd. (L.P.), each subsidiary listed as a credit party thereto, General Electric Capital Corporation, Morgan Stanley Senior Funding, Inc., Marathon Structured Finance Fund, L.P., GECC Capital Markets, Inc. and the lenders from time to time party thereto.

4	.3(d)*	Forbearance Agreement, dated March 9, 2006 to Senior Secured, Super Priority Debtor-in-Possession Credit Agreement, dated as of August 1, 2005, by and among Allied Holdings, Inc., Allied Systems, Ltd. (L.P.), each subsidiary listed as a credit party thereto, General Electric Capital Corporation, Morgan Stanley Senior Funding, Inc., Marathon Structured Finance Fund, L.P., GECC Capital Markets, Inc. and the lenders from time to time party thereto.

4	.3(e)*	Forbearance Agreement, dated April 3, 2006 to Senior Secured, Super Priority Debtor-in-Possession Credit Agreement, dated as of August 1, 2005, by and among Allied Holdings, Inc., Allied Systems, Ltd. (L.P.), each subsidiary listed as a credit party thereto, General Electric Capital Corporation, Morgan Stanley Senior Funding, Inc., Marathon Structured Finance Fund, L.P., GECC Capital Markets, Inc. and the lenders from time to time party thereto.

Exhibit
No.		Description

4	.3(f)*	Consent and Fourth Amendment, dated April 18, 2006 to Senior Secured, Super Priority Debtor-in-Possession Credit Agreement, dated as of August 1, 2005, by and among Allied Holdings, Inc., Allied Systems, Ltd. (L.P.), each subsidiary listed as a credit party thereto, General Electric Capital Corporation, Morgan Stanley Senior Funding, Inc., Marathon Structured Finance Fund, L.P., GECC Capital Markets, Inc. and the lenders from time to time party thereto.

4	.3(g)*	Consent dated May 1, 2006 to Senior Secured, Super Priority Debtor-in-Possession Credit Agreement, dated as of August 1, 2005, by and among Allied Holdings, Inc., Allied Systems, Ltd. (L.P.), each subsidiary listed as a credit party thereto, General Electric Capital Corporation, Morgan Stanley Senior Funding, Inc., Marathon Structured Finance Fund, L.P., GECC Capital Markets, Inc. and the lenders from time to time party thereto.

4	.3(h)*	Forbearance dated May 18, 2006 to Senior Secured, Super Priority Debtor-in-Possession Credit Agreement, dated as of August 1, 2005, by and among Allied Holdings, Inc., Allied Systems, Ltd. (L.P.), each subsidiary listed as a credit party thereto, General Electric Capital Corporation, Morgan Stanley Senior Funding, Inc., Marathon Structured Finance Fund, L.P., GECC Capital Markets, Inc. and the lenders from time to time party thereto.

4	.3(i)*	Consent and Forbearance dated May 30, 2006 to Senior Secured, Super Priority Debtor-in-Possession Credit Agreement, dated as of August 1, 2005, by and among Allied Holdings, Inc., Allied Systems, Ltd. (L.P.), each subsidiary listed as a credit party thereto, General Electric Capital Corporation, Morgan Stanley Senior Funding, Inc., Marathon Structured Finance Fund, L.P., GECC Capital Markets, Inc. and the lenders from time to time party thereto.

10	.1†	Amended and Restated Long Term Incentive Plan of Allied Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 16, 2001).

10	.2†	Allied Holdings, Inc. 401(k) Retirement Plan (incorporated by reference from Exhibit 10 to the Registration Statement on Form S-8 (File Number 33-76108) filed with the Commission on March 4, 1994).

10	.3†	Allied Holdings, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 4 to the Registration Statement on Form S-8 (File Number 333-51102) filed with the Commission on December 1, 2000).

10	.4†	Allied Holdings, Inc. Amended and Restated 1999 Employee Stock Purchase Plan, as amended through June 19, 2003 (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on August 12, 2003).

10	.4(a)†	First Amendment to Allied Holdings, Inc. Amended and Restated 1999 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.4(a) to the Current Report on Form 8-K filed with the Commission on June 22, 2005).

10	.5†*£	Allied Holdings, Inc. Amended Severance Pay and Retention and Emergence Bonus Plan for Key Employees and Summary Plan Description.

10.6		Intentionally Omitted.

10.7		Intentionally Omitted.

10	.8†	Employment Agreement between Allied Holdings, Inc. and Hugh E. Sawyer (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on August 14, 2001).

10	.8(a)†	First Amendment to Employment Agreement between Allied Holdings, Inc. and Hugh E. Sawyer (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).

10	.8(b)†	Second Amendment to Employment Agreement between Allied Holdings, Inc. and Hugh E. Sawyer (incorporated by reference from Exhibit 10.8(b) to the Quarterly Report on Form 10-Q filed with the Commission on May 17, 2004).

Exhibit
No.		Description

10	.9†	Employment Agreement between Allied Holdings, Inc. and Thomas King (incorporated by reference from Exhibit 10.21 to the Current Report on Form 8-K filed with the Commission on January 27, 2005).
10	.9(a)†	First Amendment to Employment Agreement between Allied Holdings, Inc. and Thomas King (incorporated by reference from Exhibit 10.21(a) to the Current Report on Form 8-K filed with the Commission on May 27, 2005).

10	.10†	Amended and Restated Employment Agreement between Allied Holdings, Inc. and Thomas Duffy (incorporated by reference from Exhibit 10.10 to the Current Report on Form 8-K filed with the Commission on January 27, 2005).

10	.10(a)†	First Amendment to Amended and Restated Employment Agreement between Allied Holdings, Inc. and Thomas Duffy (incorporated by reference from Exhibit 10.10(a) to the Current Report on Form 8-K filed with the Commission on May 27, 2005).

10	.11†	Employment Agreement between Allied Holdings, Inc. and Robert J. Rutland (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).

10	.11(a)†	First Amendment to Employment Agreement between Allied Holdings, Inc. and Robert J. Rutland (incorporated by reference from Exhibit 10.11(a) to the Current Report on Form 8-K filed with the Commission on January 27, 2005).

10	.12†	Employment Agreement between Allied Holdings, Inc. and Guy Rutland IV (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K filed with the Commission on April 18, 2005).

10.13		Intentionally Omitted.

10.14		Summary of Financial Terms of Collective Bargaining Agreement with the International

Brotherhood of Teamsters in the United States, effective June 1, 2003 (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on August 12, 2003).

10	.15£	Agreement between Allied Automotive Group, Inc. and UPS Autogistics, Inc., as amended (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001).

10	.15(a)£	Amendment No. 2 to Agreement between Allied Automotive Group, Inc. and UPS Autogistics, Inc. (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002).

10	.15(b)	Amendment to Agreement between Allied Automotive Group, Inc. and UPS Autogistics, Inc. (incorporated by reference from Exhibit 10.15(b) to the Current Report on Form 8-K filed with the Commission on July 18, 2005).

10	.16£	Agreement between the Company and DaimlerChrysler Corporation (incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K filed with the Commission on April 16, 2001).

10	.16(a)£	Amendment to Agreement between the Company and DaimlerChrysler Corporation (incorporated by reference from Exhibit 10.12(a) to the Annual Report on Form 10-K filed with the Commission on March 27, 2003).

10	.16(b)£	Amendment dated October 29, 2004 to the Agreement between the Company and DaimlerChrysler Corporation (incorporated by reference from Exhibit 10.16(b) to the Current Report on Form 8-K filed with the Commission on November 3, 2004).

10	.16(c)£*	Amendment dated December 19, 2005 to the Agreement between the Company and DaimlerChrysler Corporation.

10	.17£	Agreement between the Company and General Motors Corporation (incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K filed with the Commission on April 13, 2004).

10	.17(a)£	Amendment to Agreement between the Company and General Motors dated April 6, 2005 (incorporated by reference from Exhibit 10.19 to the Current Report on Form 8-K filed with the Commission on April 18, 2005).

Exhibit
No.		Description

10	.17(b)£*	Amendment to Agreement between the Company and General Motors dated December 8, 2005.

10	.18£*	Amendment to Agreement between the Company and American Honda Motor Company dated January 30, 2006.

10.19		Intentionally Omitted.

10.20		Agreement between the Company and Toyota Motor Sales, U.S.A., Inc., dated April 1, 1990 (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K filed with the Commission on April 18, 2005).

10	.20(a)£	Amendment to Agreement between the Company and Toyota Motor Sales, U.S.A., Inc. dated December 20, 2004 (incorporated by reference from Exhibit 10.20(a) to the Annual Report on Form 10-K filed with the Commission on April 18, 2005).

10.21		Intentionally Omitted.

10	.22£	Agreement between the Company and American Honda Motor Co., Inc., dated April 1, 2002 (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K filed with the Commission on April 18, 2005).

10.23		IBM Global Services National Agreement between Allied Holdings, Inc. and International Business Machines Corporation, dated April 1, 2001 (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K filed with the Commission on March 27, 2002).

10	.23(a)	Amendment No. 4 to the IBM Global Services National Agreement between Allied Holdings, Inc. and International Business Machines Corporation, effective February 1, 2004 (incorporated by reference from Exhibit 10.20(a) to the Annual Report on Form 10-K filed with the Commission on April 13, 2004).

21	.1*	Subsidiaries of Allied Holdings, Inc.

23	.1*	Consent of KPMG LLP.

24	.1*	Powers of Attorney (included within the signature page of this Report).

31	.1*	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31	.2*	Rule 13a-14(a)/15d-14(a) Certification by Thomas H. King.

32	.1*	Section 1350 Certification by Hugh E. Sawyer.

32	.2*	Section 1350 Certification by Thomas H. King.

99.1		Charter of the Audit Committee of the Board of Directors (incorporated by reference from Exhibit 99.1 to the Annual Report on Form 10-K filed with the Commission on April 13, 2004).

99.2		Charter of the Compensation and Nominating Committee of the Board of Directors (incorporated by reference from Exhibit 99.2 to the Annual Report on Form 10-K filed with the Commission on April 13, 2004).

99.3		Allied Holdings, Inc. Code of Conduct (incorporated by reference from Exhibit 99.3 to the Annual Report on Form 10-K filed with the Commission on April 13, 2004)

*	Filed herewith.

£	Confidential treatment has been requested and/or granted with respect to portions of this exhibit.

†	Management contract, compensatory plan or arrangement.
      (c) Financial Statement Schedules. The list of exhibits required by this item is set forth above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Allied Holdings, Inc.
Date: June 16, 2006

By:	/s/ Hugh E. Sawyer,

Hugh E. Sawyer,
President and
Chief Executive Officer
(Principal Executive Officer)
Date: June 16, 2006

By:	/s/ Thomas H. King

Thomas H. King,
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert J. Rutland and Hugh E. Sawyer, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Rutland Robert J. Rutland	Chairman and Director	June 16, 2006

/s/ Guy W. Rutland, III Guy W. Rutland, III	Chairman Emeritus and Director	June 16, 2006

/s/ Hugh E. Sawyer Hugh E. Sawyer	President, Chief Executive Officer and Director	June 16, 2006

/s/ David G. Bannister David G. Bannister	Director	June 16, 2006

/s/ William P. Benton William P. Benton	Director	June 16, 2006

/s/ Thomas E. Boland Thomas E. Boland	Director	June 16, 2006

/s/ Guy W. Rutland, IV Guy W. Rutland, IV	Senior Vice President and Director	June 16, 2006

/s/ J. Leland Strange J. Leland Strange	Director	June 16, 2006

/s/ Berner F. Wilson, Jr. Berner F. Wilson, Jr.	Director	June 16, 2006

/s/ Robert R. Woodson Robert R. Woodson	Director	June 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors Allied Holdings, Inc.:
      We have audited the accompanying consolidated balance sheets of Allied Holdings, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed at Item 15(a)(2) of the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Holdings, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.
      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $125.7 million, $53.9 million and $8.6 million from operations during 2005, 2004 and 2003, respectively, and has an accumulated deficit at December 31, 2005 and 2004, and, as discussed in Notes 2 and 3 to the consolidated financial statements, filed voluntary petitions seeking to reorganize under Chapter 11 of the federal bankruptcy laws. All of these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 2 and 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
      As discussed in Note 2 to the consolidated financial statements, in 2005 the Company adopted the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

/s/ KPMG LLP
Atlanta, Georgia
June 16, 2006

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(In thousands)

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$4,117	$2,516
Restricted cash, cash equivalents and other time deposits	32,830	27,378
Receivables, net of allowances of $2,218 and $2,156 as of December 31, 2005
and December 31, 2004, respectively	61,427	57,309
Inventories	5,132	4,649
Deferred income taxes	128	4,632
Prepayments and other current assets	59,434	12,414

Total current assets	163,068	108,898
Property and equipment, net of accumulated depreciation	123,904	135,635
Goodwill, net	3,545	83,977
Other assets:
Restricted cash, cash equivalents and other time deposits	69,764	55,502
Other noncurrent assets	22,835	37,520

Total other assets	92,599	93,022

Total assets	$383,116	$421,532

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Debtor-in-possession credit facility	$151,997	$—
Accounts and notes payable	57,196	34,690
Accrued liabilities	83,317	85,463
Current portion of long-term debt	—	13,500
Borrowings under pre-petition revolving credit facility	—	2,972

Total current liabilities	292,510	136,625

Long-term liabilities not subject to compromise:
Long-term debt, less current portion	—	234,766
Postretirement benefits other than pensions	4,412	5,082
Deferred income taxes	143	16,164
Other long-term liabilities	74,096	70,444

Total long-term liabilities	78,651	326,456
Liabilities subject to compromise	199,322	—
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, no par value. Authorized 5,000 shares; none outstanding	—	—
Common stock, no par value. Authorized 20,000 shares; 8,980 and 8,919 shares outstanding at December 31, 2005 and December 31, 2004, respectively	—	—
Additional paid-in capital	48,545	48,421
Treasury stock, 139 shares at cost	(707)	(707)
Accumulated deficit	(214,631)	(88,907)
Accumulated other comprehensive loss, net of tax	(20,574)	(356)

Total stockholders’ deficit	(187,367)	(41,549)

Total liabilities and stockholders’ deficit	$383,116	$421,532

See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)

	2005	2004	2003

Revenues	$892,934	$895,213	$865,463

Operating expenses:
Salaries, wages, and fringe benefits	482,609	488,728	469,540
Operating supplies and expenses	180,481	162,266	138,512
Purchased transportation	119,431	111,214	99,604
Insurance and claims	42,033	40,821	38,168
Operating taxes and licenses	29,841	29,804	30,376
Depreciation and amortization	29,925	42,943	45,556
Rents	7,500	8,556	6,090
Communications and utilities	6,090	6,342	7,138
Other operating expenses	11,797	10,124	10,671
Impairment of goodwill	79,172	8,295	—
(Gain) loss on disposal of operating assets, net	(869)	(839)	1,325

Total operating expenses	988,010	908,254	846,980

Operating (loss) income	(95,076)	(13,041)	18,483

Other income (expense):
Interest expense (excludes contractual interest of $5.4 million in 2005)	(39,410)	(31,355)	(29,138)
Investment income	2,813	1,136	3,172
Foreign exchange gains, net	1,414	1,929	3,169
Other, net	834	(191)	1,976

Total other income (expense)	(34,349)	(28,481)	(20,821)

Loss before reorganization items and income taxes	(129,425)	(41,522)	(2,338)
Reorganization items	(7,131)	—	—

Loss before income taxes	(136,556)	(41,522)	(2,338)
Income tax benefit (expense)	10,832	(12,361)	(6,266)

Net loss	$(125,724)	$(53,883)	$(8,604)

Basic and diluted loss per common share:
Net loss:
Basic and diluted	$(14.02)	$(6.15)	$(1.02)

Weighted average common shares outstanding:
Basic and diluted	8,970	8,757	8,475

See accompanying notes to consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
Years Ended December 31, 2005, 2004, and 2003
(In thousands)

							Accumulated
		Common Stock		Additional		Retained	Other
	Comprehensive			Paid-In	Treasury	Earnings	Comprehensive
	Income (Loss)	Shares	Amount	Capital	Stock	(Deficit)	Income (Loss)	Total

Balance, December 31, 2002		8,421	$—	$46,801	$(707)	$(26,420)	$(9,360)	$10,314
Net loss	$(8,604)	—	—	—	—	(8,604)	—	(8,604)
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $(3,974)	6,192	—	—	—	—	—	6,192	6,192
Minimum pension liability, net of income taxes of $(126)	202	—	—	—	—	—	202	202

Comprehensive loss	$(2,210)

Issuance of common stock		161	—	450	—	—	—	450
Compensation expense for restricted stock, net of forfeitures		182	—	260	—	—	—	260

Balance, December 31, 2003		8,764	—	47,511	(707)	(35,024)	(2,966)	8,814
Net loss	$(53,883)	—	—	—	—	(53,883)	—	(53,883)
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $(256)	2,941	—	—	—	—	—	2,941	2,941
Minimum pension liability, net of income taxes of $0	(331)	—	—	—	—	—	(331)	(331)

Comprehensive loss	$(51,273)

Issuance of common stock		196	—	589	—	—	—	589
Compensation expense for restricted stock, net of forfeitures		(41)	—	321	—	—	—	321

Balance, December 31, 2004		8,919	$—	$48,421	$(707)	$(88,907)	$(356)	$(41,549)
Net loss	$(125,724)	—	—	—	—	(125,724)	—	(125,724)
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $256	(1,075)	—	—	—	—	—	(1,075)	(1,075)
Minimum pension liability, net of income taxes of $0	(19,143)	—	—	—	—	—	(19,143)	(19,143)

Comprehensive loss	$(145,942)

Issuance of common stock		61	—	124	—	—	—	124

Balance, December 31, 2005		8,980	$—	$48,545	$(707)	$(214,631)	$(20,574)	$(187,367)

See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004, and 2003
(In thousands)

	2005	2004	2003

Cash flows from operating activities:
Net loss	$(125,724)	$(53,883)	$(8,604)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Interest expense paid in kind	—	—	1,065
Write-off and amortization of deferred financing costs	8,631	2,797	3,697
Depreciation and amortization	29,925	42,943	45,556
Impairment of goodwill	79,172	8,295	—
Reorganization items	7,131	—	—
(Gain) loss on disposal of assets	(1,703)	(839)	1,325
Foreign exchange gains	(1,414)	(1,929)	(3,169)
Deferred income taxes	(11,261)	11,275	6,914
Compensation expense related to stock options and grants	—	321	260
Amortization of Teamsters Union contract costs	—	—	1,000
Change in operating assets and liabilities:
Receivables, net of allowances	(2,712)	(4,727)	8,378
Inventories	(623)	414	272
Prepayments and other assets	(32,039)	(3,272)	(158)
Accounts and notes payable	13,045	(1,747)	(3,512)
Accrued liabilities	5,518	13,860	(16,186)

Net cash (used in) provided by operating activities before payment of reorganization items	(32,054)	13,508	36,838
Reorganization items paid	(2,939)	—	—

Net cash (used in) provided by operating activities	(34,993)	13,508	36,838

Cash flows from investing activities:
Purchases of property and equipment	(19,405)	(22,542)	(18,555)
Proceeds from sales of property and equipment	3,253	3,040	685
Proceeds from sale of equity in subsidiaries	2,000	—	—
Increase in restricted cash, cash equivalents and other time deposits	(19,714)	(796)	(81,279)
Decrease in restricted investments	—	—	60,732
Funds deposited with insurance carriers	(9,766)	(32,072)	(22,680)
Funds returned from insurance carriers	5,969	34,995	19,560
Decrease (increase) in the cash surrender value of life insurance	46	(27)	2

Net cash used in investing activities	(37,617)	(17,402)	(41,535)

Cash flows from financing activities:
Additions to debtor-in-possession revolving credit facility, net	51,997	—	—
Additions to debtor-in-possession facility term borrowings	100,000	—	—
(Repayments of) additions to revolving credit facilities, net	(2,972)	2,972	(24,635)
Additions to pre-petition debt	25,000	20,000	99,875
Repayment of pre-petition debt	(123,266)	(18,234)	(78,280)
Payment of deferred financing costs	(8,271)	(475)	(3,038)
Proceeds from insurance financing arrangements	42,401	31,252	19,313
Repayments of insurance financing arrangements	(10,827)	(32,634)	(17,634)
Proceeds from issuance of common stock	124	589	450

Net cash provided by (used in) financing activities	74,186	3,470	(3,949)

Effect of exchange rate changes on cash and cash equivalents	25	792	1,346

Net change in cash and cash equivalents	1,601	368	(7,300)
Cash and cash equivalents at beginning of year	2,516	2,148	9,448

Cash and cash equivalents at end of year	$4,117	$2,516	$2,148

Supplemental cash flow information:
Cash paid (refunds received) during the year for:
Interest	$27,461	$27,136	$24,562
Income taxes, net	(346)	489	(739)
See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004, and 2003

(1)	Organization and Operations

Company Overview
      Allied Holdings, Inc. (“Allied”), a Georgia corporation, is a holding company which operates through its wholly owned subsidiaries. The accompanying consolidated financial statements include the accounts of Allied and its wholly owned subsidiaries (collectively “the Company”). The principal operating divisions of the Company are Allied Automotive Group, Inc. (Allied Automotive Group) and Axis Group, Inc. (Axis Group). Allied Automotive Group, through its subsidiaries, is engaged in the business of transporting automobiles, light trucks, and sport utility vehicles (“SUVs”) from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group, through its subsidiaries, is engaged in the business of securing and managing vehicle distribution services, automobile inspections, auction and yard management services, vehicle tracking, vehicle accessorization, and dealer preparatory services for the automotive industry.

Chapter 11 Overview
      On July 31, 2005 (“the Petition Date”), Allied and substantially all of its subsidiaries (the “Debtors”) filed voluntary petitions seeking protection under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”). The Company’s captive insurance company, Haul Insurance Limited, as well as its subsidiaries in Mexico, Bermuda and South Africa (the “Non-debtors”) were not included in the Chapter 11 filings. The Canadian subsidiaries obtained approval for creditor protection under the Companies Creditors’ Arrangement Act in Canada and are included among the subsidiaries that filed voluntary petitions seeking bankruptcy protection. Like Chapter 11, the Companies Creditors Arrangement Act in Canada allows for reorganization under the protection of the court system. On October 28, 2005, with Bankruptcy Court approval, the Company sold its interest in Kar-Tainer International, LLC and Kar-Tainer Int’l (Pty) Ltd, a South African company.
      The Debtors are currently operating their business as debtors-in-possession under the jurisdiction of the U.S. Bankruptcy Court for the Northern District of Georgia (“Bankruptcy Court”) and cannot engage in transactions considered to be outside of the ordinary course of business without obtaining Bankruptcy Court approval. Proceedings between the Petition Date and the date that the plan of reorganization is consummated will be referred to as the Chapter 11 Proceedings. See Note 3 for other Chapter 11-related disclosures.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation
      The accompanying consolidated financial statements have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and accounts have been eliminated in consolidation.
      As a result of the Company’s Chapter 11 filing, the Company has applied the guidance of the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code in the preparation of the accompanying consolidated financial statements. SOP 90-7 does not change the application of GAAP in the preparation of financial statements. However, SOP 90-7 does require that financial statements, for periods including and subsequent to the filing of a Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business and also that liabilities subject to compromise be segregated from those not subject to compromise (See Note 3).
      The going concern basis assumes that the Company will continue in operation for the foreseeable future and will realize its assets and discharge its post-petition liabilities in the ordinary course of business. However, the Company’s ability to continue as a going concern is predicated upon, among other things, the confirmation

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of a plan of reorganization, compliance with the provisions of the financing agreement entered into in connection with its Chapter 11 filing, its ability to reach agreement with the International Brotherhood of Teamsters (“IBT”) on a new collective bargaining agreement, its ability to generate cash flows from operations, its ability to obtain financing sufficient to satisfy its future obligations and to comply with the terms of the ultimate plan of reorganization. As a result of the Chapter 11 Proceedings, the Company may take, or be required to take, actions that may cause assets to be realized or liabilities to be settled for amounts other than those reflected in the financial statements. The appropriateness of continuing to present financial statements on a going concern basis is dependent upon, among other things, the terms of the ultimate plan of reorganization, future profitable operations, the ability to comply with the terms of its financing agreements and the ability to generate sufficient cash from operations and financing sources to meet obligations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern, nor do they include any adjustments to the carrying values of assets and liabilities that might be required as a result of the plan of reorganization. A plan of reorganization could substantially change the amounts currently recorded in the accompanying consolidated financial statements. Asset and liability carrying amounts do not purport to represent the realizable or settlement values that will be reflected in the plan of reorganization and it is not possible to estimate the impact of the Chapter 11 filing on the Company’s financial statements.
      On August 1, 2005, the Company obtained the DIP Facility to provide debtor-in-possession financing in connection with its Chapter 11 filing. As more fully discussed in note 14, due to certain financial covenant violations under the DIP Facility, on March 9, 2006 the Company entered into a forbearance agreement with the lenders under the DIP Facility, which was extended on April 3, 2006, extended again on April 18, 2006 in connection with the Fourth Amendment to the DIP Facility and further extended on May 18, 2006 and May 30, 2006. However, if the Company is unable to obtain new funding to replace the DIP Facility or obtain a waiver for these covenant violations prior to June 16, 2006, the expiration date of the forbearance period, the Company will seek to extend the forbearance period beyond June 16, 2006. If the forbearance period is not extended in this circumstance, the lenders under the DIP Facility will have the right to accelerate the maturity of all loans under the DIP Facility and may foreclose on the collateral securing the DIP Facility, which may require it to sell assets in order to satisfy its obligations under the DIP Facility at that time. No assurances can be provided that the Company will be able to obtain new funding to replace the DIP Facility or that the lenders under the DIP Facility will waive such covenant violations or further extend the forbearance period.
      In addition, the Company believes that it will have a liquidity shortfall by July 2006 unless the Company successfully creates additional liquidity through cost reductions and/or additional borrowings. If the Company cannot obtain or create this additional liquidity, the Company would expect to have an event of default under the DIP Facility. Such an event of default would provide the lenders with the right to accelerate the maturity date of all loans outstanding under the DIP Facility and to foreclose on the collateral securing the DIP Facility.

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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Revenue Recognition and Related Allowances
      Substantially all revenue is derived from transporting automobiles, light trucks, and SUVs from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships, providing vehicle rail-car loading and unloading services, providing yard management services, and other distribution and transportation support services to the pre-owned and new vehicle market. Revenue is recorded by the Company when the vehicles are delivered to the dealerships or when services are performed. The Company records an allowance for estimated customer billing adjustments and an allowance for potentially uncollectible accounts based on an evaluation of specific aged customer accounts and historical collection and adjustment patterns. Included in receivables, net of allowances, are $7.1 million and $3.6 million of amounts due from other than trade customers as of December 31, 2005 and 2004, respectively.

(d)	Cash, Cash Equivalents and Other Time Deposits
      The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. The time deposits have original maturities of twelve months or less. The portion of cash, cash equivalents and other time deposits that are contractually restricted to secure outstanding letters of credit for the settlement of insurance claims are identified as restricted in the accompanying consolidated financial statements. Restricted cash, cash equivalents and other time deposits are not available to the Company for general use in its operations but are restricted for payment of insurance claims.

(e)	Inventories
      Inventories consist primarily of parts and supplies for servicing the Company’s tractors and trailers and are recorded at the lower of cost (on a first-in, first-out basis) or market. Inventories consisted of the following as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Parts	$3,863	$3,576
Shop supplies	345	388
Bulk fuel	660	475
Other	264	210

	$5,132	$4,649

(f)	Tires on Tractors and Trailers
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

(g)	Property and Equipment
      Property and equipment are stated at cost less accumulated depreciation. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful lives of these assets are expensed. Depreciation is provided using the straight-line method over the estimated useful lives of the assets which are as follows:

•	4 to 10 years for tractors and trailers;

•	6 years for costs capitalized as part of the tractor and trailer remanufacturing program;

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	5 to 30 years for buildings and facilities (including leasehold improvements); and

•	3 to 10 years for furniture, fixtures, service cars and equipment.

(h)	Impairment of Long-Lived Assets
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets to be held and used is measured by comparing their carrying amounts to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. No charges for impairment of long-lived assets were recorded during the years ended December 31, 2005, 2004 or 2003.

(i)	Deferred Costs
      On August 1, 2005, the Company entered into a financing agreement (the “DIP Facility”) for debtor-in-possession financing of up to $230 million. General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc. currently serve as agents for the lenders. The deferred financing costs as of December 31, 2005 represent costs related to the DIP Facility which are being amortized as interest expense over the eighteen-month term of the financing agreement. The deferred financing costs related to the revolving credit facility portion of the DIP Facility are amortized using the straight-line method of amortization and the effective interest rate method is used to amortize the deferred financing costs related to the term loans. Deferred financing costs are included in other noncurrent assets net of accumulated amortization.
      The deferred financing costs related to the revolving credit facility portion of the pre-petition facility and the Company’s senior notes were being amortized using the straight-line method of amortization over the term of the related debt. The effective interest rate method was used to amortize the deferred financing costs related to the term loans included in the Company’s pre-petition facility. However, based on the financial reports delivered to its lenders under the pre-petition facility on July 29, 2005, the Company was in violation of one of the financial covenants in its pre-petition facility at June 30, 2005. As a result, during the second quarter of 2005, the Company wrote off the related deferred financing costs of $4.9 million, which are included in interest expense. Further, the Chapter 11 filing on July 31, 2005, as described in Note 1 above, constituted an event of default under the senior notes. Accordingly, during the third quarter of 2005, the Company wrote off to reorganization items the related deferred financing costs of $1.4 million.
      Pursuant to a collective bargaining agreement entered into in June 1999 between a subsidiary of the Company and the IBT, the Company paid its employees a lump-sum payment as an inducement to enter into the agreement and to provide for lower base wage rates than the Company would otherwise have been required to pay in future years. The Company capitalized the lump-sum payment and amortized it on a straight-line basis over the four-year life of the contract. These costs were fully amortized in May 2003. The related amortization charge for the year ended December 31, 2003 was $1.0 million.

(j)	Interest in Split-Dollar Life Insurance Policies
      The Company is party to contractual arrangements related to life insurance policies that cover certain current and former employees, directors and officers of the Company. These contractual arrangements are between the Company and the trusts that own the policies. The Company records as a noncurrent asset the lesser of its interest in each policy (equal to net cash outlay less certain adjustments) as defined in the contractual arrangements or the cash surrender value of the policy. The Company records the increase or

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
decrease in its interest each year as a reduction or increase to premium expense. The trusts retain any proceeds in excess of the Company’s interest in the policies, net of any outstanding policy loans. During the year ended December 31, 2002, the Company discontinued making premium payments on the policies for current directors and officers due to the enactment of the Sarbanes-Oxley Act of 2002. As permitted by the trusts, premiums due on these policies have been paid by increasing loans taken against the available cash surrender value of the policies from the time of enactment of the Sarbanes-Oxley Act of 2002 through the year ended December 31, 2005.
      As a result of the Company’s Chapter 11 filing, the Company believes that the contractual arrangements were terminated and that it continues to retain its interest in the policies. In this regard, notice of termination of the contractual arrangements has been given to the life insurance companies and the trusts. The Company also believes that it is entitled to receive its interest in each policy in cash upon the earlier of the death of the insured or the termination of the contractual arrangement related to the policy. However, certain of the trusts believe that even though the contractual arrangements may have terminated, the Company will be entitled to receive its interest in each policy only upon the earlier of the death of the insured or upon the surrender of the policy. At this time the Company is unable to determine the timing of future cash flows from these policies.

(k)	Goodwill and Other Intangible Assets
      Goodwill represents the excess of the purchase price and related costs over the fair value of the net tangible and identifiable intangible assets of businesses acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets acquired in a business combination and determined to have indefinite useful lives are not amortized, but instead are evaluated for impairment annually, and between annual tests if an event occurs or circumstances change which indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.
      In accordance with SFAS No. 142, intangible assets, other than those determined to have an indefinite life, are amortized to their estimated residual values on a straight-line basis over their estimated useful lives. These intangible assets are reviewed for impairment in accordance with SFAS No. 144.

(l)	Fair Value of Financial Instruments
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
      The methods and assumptions used to estimate fair value are as follows:

•	The carrying amount of cash, cash equivalents and other time deposits, including restricted amounts, approximates fair value due to the relatively short period to maturity of these instruments.

•	The carrying amount of the Company’s credit facilities approximates fair value based on the borrowing rates currently available to the Company for borrowings with similar terms and average maturities. The fair value of the Senior Notes is based on the year-end market price, based on actual transactions.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The asset and (liability) amounts recorded on the balance sheets and the estimated fair values of financial instruments as of December 31, 2005 and 2004 consisted of the following (in thousands):

	Carrying Amount		Fair Value

	2005	2004	2005	2004

Cash, cash equivalents and other time deposits (including restricted amounts)	$106,711	$85,396	$106,711	$85,396
Debtor-in-possession financing	(151,997)	—	(151,997)	—
Pre-petition credit facility	—	(101,238)	—	(101,238)
8 5/8 % senior notes	(150,000)	(150,000)	(119,250)	(120,000)

(m)	Claims and Insurance Reserves
      The Company retains losses within certain limits through high deductibles or self-insured retentions. For certain risks, coverage for losses is provided by unrelated primary and reinsurance companies. The Company’s coverage is based on the date that a claim is incurred. Haul Insurance Limited, the Company’s captive insurance subsidiary, provides reinsurance coverage to certain of the Company’s licensed insurance carriers for certain types of losses for certain years within its insurance program, primarily insured workers’ compensation, automobile and general liability risks. Haul Insurance Limited was not included in the Chapter 11 filing.
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
      The Company utilizes a third-party claims administrator, who works under management’s direction, and third-party actuarial valuations to assist in the determination of the majority of its claims and insurance reserves. The third-party claims administrator sets claims reserves on a case-by-case basis. The third-party actuary utilizes the aggregate data from these reserves, along with historical paid and incurred amounts, to determine, by loss year, the projected ultimate cost of all claims reported and not yet reported, including potential adverse developments. The Company’s reserve for estimated retrospective premium adjustments for workers’ compensation losses in Canada is based on historical experience and the most recently available actual claims data provided by the Canadian government. The Company’s product liability claims reserves are set on a case-by-case basis by management in conjunction with legal counsel handling the claims, and include an estimate for claims incurred but not yet reported. The Company tracks cargo claims and records reserve amounts on a case-by-case basis. The reserve for cargo claims includes an estimate of incurred but not reported claims.
      As part of its insurance programs, the Company is required to provide collateral to its insurance companies and various states for losses in respect of worker injuries, accident, theft, and other loss claims. For this purpose, the Company utilizes cash included in restricted cash and/or letters of credit.

(n)	Stock-Based Compensation
      For the years ended December 31, 2005, 2004 and 2003, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the market price of the underlying stock, on the date of grant, exceeds the exercise price of the stock option. SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123 and the amended disclosure requirements of SFAS No. 148.
      SFAS No. 123 was revised in December 2004 (“SFAS 123R”). The provisions of SFAS 123R are summarized in Note 4 and will be adopted by the Company effective January 1, 2006. Upon the consummation of a plan of reorganization, the rights and values of the Company’s current stock options could be modified significantly. As a result, the options could lose value, be rendered null and void, be replaced by new options or be otherwise impacted.
      The impact on net loss and loss per share of applying the fair value recognition provisions of SFAS No. 123 for the years ended December 31, 2005, 2004, and 2003 are illustrated in the table below (in thousands, except per share data):

	2005	2004	2003

Reported net loss	$(125,724)	$(53,883)	$(8,604)
Plus: stock-based employee compensation included in reported net loss	—	321	390
Less: stock-based employee compensation determined under the fair value method	(923)	(1,119)	(1,180)

Pro forma net loss	$(126,647)	$(54,681)	$(9,394)

Loss per share:
As reported:
Basic and diluted	$(14.02)	$(6.15)	$(1.02)
Pro forma:
Basic and diluted	$(14.12)	$(6.24)	$(1.11)
      There is no applicable tax expense on the stock-based employee compensation in the table above since during the fourth quarter of 2003, the Company discontinued the recording of tax benefits on losses and began recording valuation allowances against its deferred tax assets.
      The fair value of the Company’s stock options used to compute pro forma net loss and loss per common share disclosures is estimated at the grant date, using the Black-Scholes option pricing model, with the following weighted-average assumptions for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Dividend yield	0%	0%	0%
Expected volatility	74%	72%	71%
Risk-free interest rate	4.16% and 4.20%	3.56% and 4.39%	2.71%
Expected holding period	7.85 years	7.85 years	7 years
      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility.

(o)	Income Taxes
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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

(p)	Pension and Other Benefit Plans
      The Company has a defined benefit pension plan for management and office personnel in the U.S. The benefits are based on years of service and the employee’s compensation during the five years before retirement. However, during 2002, the Company froze employee participation in the plan. No funding was provided to this plan during the year ended December 31, 2005. The Company also has two defined benefit pension plans that are currently active for a specific terminal’s employees.
      The Company sponsors a self-insured healthcare plan for substantially all employees. The amount of the Company’s obligation under this plan is measured based on the Company’s best estimate of claims incurred and claims incurred but not reported which is recorded in salaries, wages and fringe benefits in the statement of operations.
      The Company also sponsors postretirement plans for certain of its retired employees.
      A substantial number of the Company’s employees are covered by union-sponsored, collectively bargained, multiemployer pension plans. Contributions to these plans are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man-hours worked.

(q)	Earnings Per Share
      SFAS No. 128, Earnings Per Share, requires presentation of basic and diluted earnings or loss per share. Basic earnings or loss per share is calculated by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the years presented. Diluted earnings or loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or if they resulted in the issuance of common stock. The following were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive:

•	For the years ended December 31, 2005, 2004 and 2003, options to acquire 1,572,667, 1,588,667 and 1,709,967 shares of common stock, respectively; and

•	For the years ended December 31, 2004 and 2003, 8,957 and 170,993 shares of unvested restricted stock, respectively.
      Any plan of reorganization could require the issuance of new or additional common stock or common stock equivalents which could dilute current equity interests.

(r)	Commitments and Contingencies
      Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(s)	Guarantees and Indemnifications

Guarantees
      The Company leases office space, certain terminal facilities, computer equipment, tractor-trailers (“Rigs”) and other equipment under noncancelable and cancelable operating lease agreements, some of which provide guarantees to third parties. No accruals for guarantees were required at December 31, 2005 and 2004.

Indemnifications
      The Company enters into agreements containing indemnification provisions with certain of its customers, suppliers, service providers, and business partners in the ordinary course of business. Under the indemnification provisions, subject to various limitations and qualifications, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The potential losses primarily relate to obligations that are insured under the Company’s insurance programs. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions and does not expect to incur any such costs at this time. No accruals for these indemnification provisions were considered necessary at December 31, 2005 and 2004.
      In addition, the Company is obligated to indemnify its directors and officers who are, or were, serving at the Company’s request in such capacities, subject to the Company’s By-laws. The maximum potential amount of future payments that the Company could be required to make under the indemnification provisions of its By-laws is unlimited; however, the Company has Director and Officer insurance policies that, in most cases, would enable it to recover a portion of any future amounts paid. Historically, the Company has not incurred any costs to settle claims related to these indemnifications, and there were no claims outstanding at December 31, 2005. No accruals for these indemnification provisions were considered necessary at December 31, 2005 and 2004.

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
      From time to time, the Company enters into futures contracts to manage the risk associated with changes in fuel prices. Gains and losses from fuel hedging contracts are recognized as part of fuel expense when the Company uses the underlying fuel being hedged. The Company does not enter into fuel hedging contracts for speculative purposes. During the years ended December 31, 2005, 2004, and 2003, the Company had no fuel hedging contracts or other derivative instruments that fall within the provisions of SFAS No. 133, as amended.

(u)	Use of Estimates
      The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and goodwill; valuation allowances for receivables and deferred income tax assets; self-insurance reserves; liabilities subject to compromise, reorganization items and assets and obligations related to employee benefits. Actual results could differ from those estimates.

(v)	Other Comprehensive Loss
      Accumulated other comprehensive loss, net of income taxes of $1.9 million and $1.6 million as of December 31, 2005 and 2004, respectively, consists of the following (in thousands):

	2005	2004

Foreign currency translation adjustment	$317	$1,392
Minimum pension liability adjustment	(20,891)	(1,748)

Accumulated other comprehensive loss	$(20,574)	$(356)

      During the year ended December 31, 2005, the Company recorded a minimum pension liability of $19.7 million for the Allied Defined Benefit Pension Plan (See Note 16). The increase in the valuation allowance for deferred income taxes for the year ended December 31, 2005 includes $7.7 million related to increases in deferred tax assets through other comprehensive income. During the year ended December 31, 2004, the Company recorded $990,000 of credits to other comprehensive income related to the reversal of the beginning of the year valuation allowance for deferred tax assets.

(3)	Chapter 11 Proceedings

Summary of Proceedings
      As disclosed in Note 1, on July 31, 2005, Allied Holdings, Inc. and substantially all of its subsidiaries filed voluntary petitions seeking protection under Chapter 11. The Chapter 11 filings were precipitated by various factors, including the decline in new vehicle production at certain of the Company’s major customers, rising fuel costs, historically high levels of debt, increasing wage and benefit obligations for the Company’s employees covered by the Master Agreement with the International Brotherhood of Teamsters (“IBT” or the “Teamsters”) and the increase in non-union carhaul competition.
      During the Chapter 11 Proceedings, actions by creditors to collect pre-petition indebtedness are stayed and other contractual obligations generally may not be enforced against the Debtors. As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. Executory contracts refer to contracts in which the obligations of both parties are unperformed. In this context “rejection” means that the Debtors are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the related breach. Any damages resulting from rejection are treated as general unsecured pre-petition claims during the Chapter 11 Proceedings. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with bankruptcy procedures. Though the Debtors’ review of contracts and leases for assumption or rejection is incomplete, the Debtors have exercised their right to reject certain contracts and have included in liabilities subject to compromise their estimate of liabilities for damages under those contracts and leases that they have rejected. Ultimately, all of the Debtors’ contracts and leases will either be assumed or rejected. The Debtors have until the confirmation of its plan of reorganization to assume or reject contracts and leases and cannot reasonably predict the ultimate liability that may result if it rejects other contracts or leases or if others file claims for damages related to rejected contracts and leases. Such rejections or claims could result in additional liabilities.
      Pre-petition claims, which were contingent or unliquidated at the commencement of the Chapter 11 Proceedings, are generally allowable against the debtor-in-possession in amounts fixed by the Bankruptcy

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Court. A contingent claim is one which is dependent on the occurrence of a certain event whereas an unliquidated claim is one in which the amount is uncertain. The rights of and ultimate payment by the Debtors under pre-petition obligations are subject to resolution under a plan of reorganization to be approved by the Bankruptcy Court after submission of the required vote by affected parties and these obligations may be substantially altered. The Securities and Exchange Commission (“SEC”) has informed the Debtors of its intention to monitor its Chapter 11 Proceedings and the development of its plan of reorganization.
      In connection with the Chapter 11 Proceedings, the Bankruptcy Court granted the Debtors several “first day” orders which allowed the payment of certain pre-petition liabilities and enabled the Debtors generally to operate in the ordinary course of business. In addition, the Office of the United States Trustee has appointed a committee of unsecured creditors (“Creditors Committee”). The Creditors Committee and its legal representatives have the right to be heard on all matters that come before the Bankruptcy Court, including any plan of reorganization that the Debtors may propose. Any disagreement with the Creditors Committee could delay the Chapter 11 Proceedings, negatively impact the Debtors’ ability to operate or emerge from Chapter 11.
      It is not possible to accurately predict the effect of the Chapter 11 Proceedings on the Company’s business and if or when the Company will emerge from Chapter 11. Its future results of operations will depend on the timely and successful confirmation and implementation of a plan of reorganization and no assurance can be provided that the Bankruptcy Court will confirm the proposed plan of reorganization or that any such plan of reorganization will be consummated. The rights and claims of various creditors and security holders will be determined by the plan of reorganization and under the priority plan established by the Bankruptcy Code, certain post-petition and pre-petition liabilities must be satisfied before stockholders are entitled to any distributions. The ultimate recovery during the Chapter 11 Proceedings to creditors and stockholders, if any, will not be determined until confirmation of the plan of reorganization. No assurance can be provided concerning the values, if any, that will be ascribed in the Chapter 11 Proceedings to the interests of each of these constituencies and it is possible that the Company’s equity or other debt securities will be restructured in a manner that will substantially reduce or eliminate any remaining value. Also, if no plan of reorganization is approved, it is possible that the assets of the Debtor will be liquidated.
      The bar date for creditors to file claims with the Bankruptcy Court was February 17, 2006 and the Company has not reconciled these claims to its records. The Company currently has the exclusive right to file a plan of reorganization until July 15, 2006 and to solicit acceptance of the plan through September 13, 2006. The exclusivity date can be extended at the Company’s request, if approved by the Bankruptcy Court. However, the Company can provide no assurance as to whether any request to extend the exclusivity date will be approved.
     DIP Facility
      As disclosed in Note 2, in connection with the Chapter 11 Proceedings, the Company entered into the DIP Facility which provided financing of up to $230 million. On August 2, 2005, using funds received from the DIP Facility, the Company paid in full the amounts due and payable under its credit facility (“Pre-petition Facility”). Funds under the DIP Facility are available to help satisfy the Company’s working capital obligations during the Chapter 11 Proceedings, including payment under normal terms for goods and services provided after the Petition Date, payment of wages and benefits to active employees and retirees and other items approved by the Bankruptcy Court. The DIP Facility and the Pre-petition Facility are more fully discussed in Note 14.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Reorganization
      As disclosed in Note 2, SOP 90-7 requires that financial statements, for periods including and subsequent to the filing of a Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. In accordance with SOP 90-7, the Debtors have:

•	separated liabilities that are subject to compromise from liabilities that are not subject to compromise;

•	distinguished transactions and events that are directly associated with the reorganization from the ongoing operations of the business; and

•	ceased accruing interest on the 8 5/8 % senior notes (“Senior Notes”).

Liabilities Subject to Compromise
      Liabilities subject to compromise include certain known liabilities incurred by the Debtors prior to the Petition Date. Liabilities subject to compromise exclude pre-petition claims for which the Debtors have received the Bankruptcy Court’s approval to pay, such as claims related to active employees and retirees, maintenance of insurance programs, cargo damage claims and claims related to certain critical service vendors. Liabilities subject to compromise are included at amounts expected to be allowed by the Bankruptcy Court and are subject to future adjustments that may result from negotiations, actions by the Bankruptcy Court, developments with respect to disputed claims or matters arising out of the proof of claims process whereby a creditor may prove that the amount of a claim differs from the amount that the Company has recorded.
      The bar date set by the Bankruptcy Court for the submission of claims by creditors was February 17, 2006. A number of proofs of claim were filed against the Debtors by various creditors and security holders. As part of the claims reconciliation process, the Debtors will review these claims for validity. As claims are reconciled, the Debtors may need to record additional liabilities subject to compromise. Adjustments arising out of the claims reconciliation process could have a material effect on the financial statements.
      The Company ceased the recording of interest on liabilities subject to compromise, primarily the Senior Notes as of the Petition Date. Contractual interest on the Senior Notes in excess of reported interest was approximately $5.4 million for the year ended December 31, 2005, excluding any potential compound or default interest arising from events of default related to the Chapter 11 Proceedings.
      Liabilities subject to compromise are as follows at December 31, 2005 (in thousands):

Accounts payable	$24,922
Senior Notes	150,000
Accrued interest on Senior Notes	4,313
Multiemployer pension withdrawal liabilities	15,847
Accrued claims and insurance reserves	3,109
Other accrued liabilities	1,131

$199,322

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reorganization Items
      Reorganization items are presented separately in the accompanying consolidated statements of operations and represent expenses identified as directly relating to the Chapter 11 Proceedings. These items are summarized below for the year ended December 31, 2005 (in thousands):

Legal and professional fees	$5,153
Write-off of deferred financing costs	1,442
Provision for rejected executory contracts and leases	220
Employee retention plan	173
Other reorganization items	143

$7,131

Condensed Financial Statement Information of the Debtors and Non-Debtors
      As disclosed in Note 1, the Company’s captive insurance company, Haul Insurance Limited, as well as its subsidiaries in Mexico, Bermuda and South Africa (the “Non-debtors”) were not among the subsidiaries that filed for Chapter 11. On October 28, 2005, with Bankruptcy Court approval, the Company sold its interest in Kar-Tainer International, LLC and this bankruptcy case was dismissed on November 4, 2005. Included in the sale was Kar-Tainer Int’l (Pty) Ltd, the Company’s South African subsidiary. Presented below are condensed consolidating financial statement information of the Debtors and the Non-debtors. The results of operations for the ten month period ending October 28, 2005 of Kar-Tainer International, LLC and Kar-Tainer Int’l (Pty) Ltd are included in the condensed statement of operations of the Non-debtors.
Condensed Consolidating Balance Sheet Information
December 31, 2005
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated

Current assets	$121,807	$41,261	$—	$163,068
Intercompany receivables (payables)	14,744	(14,744)	—	—
Property and equipment, net	120,212	3,692	—	123,904
Goodwill, net	3,545	—	—	3,545
Investment in related party	26,402	6,223	(32,625)	—
Other assets	22,366	70,233	—	92,599

Total assets	$309,076	$106,665	$(32,625)	$383,116

Liabilities not subject to compromise:
Current liabilities	$264,265	$28,245		$292,510
Other noncurrent liabilities	26,684	51,967	—	78,651
Liabilities subject to compromise	199,322	—	—	199,322
Stockholders’ (deficit) equity	(181,195)	26,453	(32,625)	(187,367)

Total liabilities and stockholders’ (deficit) equity	$309,076	$106,665	$(32,625)	$383,116

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations Information
For the Year Ended December 31, 2005
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated

Revenues	$889,643	$41,413	$(38,122)	$892,934
Operating expenses	982,931	43,201	(38,122)	988,010

Operating loss	(93,288)	(1,788)	—	(95,076)
Other (expense) income, net	(43,482)	9,133	—	(34,349)

(Loss) income before reorganization items and income taxes	(136,770)	7,345	—	(129,425)
Reorganization items	(7,131)	—	—	(7,131)

(Loss) income before income taxes	(143,901)	7,345	—	(136,556)
Income tax benefit (expense)	12,021	(1,189)	—	10,832

Net (loss) income	$(131,880)	$6,156	$—	$(125,724)

Condensed Consolidating Statement of Cash Flows Information
For the Year Ended December 31, 2005
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated

Net cash (used in) provided by:
Operating activities	$(56,660)	$21,667	$—	$(34,993)
Investing activities	(17,024)	(20,593)	—	(37,617)
Financing activities	74,186	—	—	74,186
Effect of exchange rate changes on cash and cash equivalents	25	—	—	25

Net change in cash and cash equivalents	527	1,074	—	1,601
Cash and cash equivalents at beginning of year	203	2,313	—	2,516

Cash and cash equivalents at end of year	$730	$3,387	$—	$4,117

(4)	Recent Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors during fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors during fiscal years beginning after June 1, 2005. The Company will adopt this statement effective January 2006.
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, which clarifies that the term conditional asset retirement obligation as used in

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if a legal obligation to perform the asset retirement activity exists and the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective for the Company on December 31, 2005. The adoption of FIN 47 had no impact on the Company’s financial position or results of operations.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which provides interpretive guidance regarding the interaction of SFAS No. 123R and certain SEC rules and regulations related to share-based payment transactions with nonemployees, valuation methods, classification of compensation expense, non-GAAP measures, accounting for income tax effects, modification of employee share options prior to adoption and disclosures in Management’s Discussion and Analysis. The FASB has also issued various implementation guidance in relation to SFAS No. 123R.
      SFAS No. 123R is effective for the Company on January 1, 2006. The Company will use the modified prospective method upon adoption and hence will not restate prior — period results. Under the modified prospective method, awards that are granted, modified or settled after the adoption date shall be measured and accounted for in accordance with SFAS No. 123R. Unvested equity awards granted prior to the effective date will continue to be measured as under SFAS No. 123 except that the related compensation expense must be recognized in the income statement in accordance with SFAS No. 123R. The Company’s unrecognized compensation expense associated with unvested stock options was approximately $594,000 at December 31, 2005, which, subject to any modifications that may occur in future years, will be recognized at $372,000, $197,000 and $25,000 during the years ending December 31, 2006, 2007 and 2008, respectively. The Company does not expect to grant any new stock options during the Chapter 11 Proceedings.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Restricted Investments and Investment Income
      There were no restricted investments as of December 31, 2005 or December 31, 2004 as during 2004, all of the Company’s investments, which consisted of federal, state, and municipal government obligations, corporate securities, and equity securities, were converted to cash, cash equivalents and other time deposits. The cost of securities sold was based on the specific identification method. Sales of securities for the years ended December 31, 2004, and 2003 are summarized below (in thousands):

	2004	2003

Fixed maturities:
Cash proceeds	$157,950	$78,360
Gross realized gains	120	2,206
Gross realized losses	(299)	(616)
Equity securities:
Cash proceeds	—	13,506
Gross realized gains	—	2,072
Gross realized losses	—	(1,217)
      Investment income (loss) consists of the following for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003

Interest and dividend income	$2,813	$1,315	$2,045
Realized (losses) gains	—	(179)	2,445
Unrealized losses	—	—	(1,318)

	$2,813	$1,136	$3,172

(6)	Prepayments and Other Current Assets
      Prepayments and other current assets consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Tires on tractors and trailers	$2,245	$2,231
Prepaid insurance	50,185	4,058
Prepaid licenses	1,532	1,570
Short-term deposits with Pre-petition lenders	2,179	—
Other	3,293	4,555

	$59,434	$12,414

      Financing relating to prepaid insurance above is included in accounts and notes payable (See Note 11). During 2005, the Company prepaid substantially all of its 2006 insurance premiums while insurance premiums for 2005 were primarily paid in 2005.
      In connection with the 2005 fleet analysis of tractors and trailers discussed in Note 7, the Company expensed $158,000 related to the tires on these units. During 2004, the Company determined that a total of 710 tractors and 834 trailers, which had been temporarily idled, would not be remanufactured and would be sold for scrap value. As a result of this determination, the Company expensed $1.1 million related to the tires on these units.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Property and Equipment
      Property and equipment at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Tractors and trailers	$424,057	$450,111
Buildings and facilities (including leasehold improvements)	45,191	46,482
Furniture, fixtures and equipment	44,066	43,464
Land	10,415	11,505
Service cars and equipment	4,477	4,151

	528,206	555,713
Less accumulated depreciation	(404,302)	(420,078)

	$123,904	$135,635

      Depreciation expense was $29.7 million, $42.7 million and $45.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.
      The Company is continuing the remanufacturing program related to its tractors and trailers that began in 2002. Remanufacturing involves structural improvements and/or engine replacements to the tractors and trailers (together called “Rigs”) and is expected to increase the useful life of a Rig to approximately 15 years. These newly remanufactured assets are depreciated over an estimated useful life of 6 years, using the straight-line method of depreciation. Total capital expenditures related to the remanufacturing program, including engine replacements, were approximately $16.7 million, $11.7 million and $14.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company utilizes primarily one company to remanufacture and supply certain parts needed to maintain a significant portion of its fleet of Rigs. While the Company believes that a limited number of other companies could provide comparable remanufacturing services and parts, a change in this service provider could cause a delay in and increase the cost of the remanufacturing process and the maintenance of its Rigs. Such delays and additional costs could adversely affect the Company’s operating results as well as its Rig remanufacturing and maintenance programs. In addition, the Company purchases its tractors primarily through one manufacturing company. The Company has not yet determined whether another manufacturer could provide it with the number of specialized tractors that it needs to operate its fleet of Rigs, and if so, it cannot determine the cost.
      During 2005, the Company performed an analysis of the fleet of tractors and trailers and determined that a total of 128 tractors and 76 trailers would not be remanufactured and would be sold for scrap value. As a result, the Company revised the estimated useful lives of these tractors and trailers and recorded depreciation expense of approximately $1.0 million to record these assets at estimated scrap value at December 31, 2005. During 2004, the Company performed a similar analysis and determined that a total of 710 tractors and 834 trailers, which had been temporarily idled, would not be remanufactured and would be sold for scrap value. As a result of this determination, the Company recorded depreciation expense of approximately $4.2 million to record these assets at scrap value at December 31, 2004.

(8)	Goodwill and Other Intangible Assets
      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company reviews its goodwill annually for impairment or on an interim basis if an event occurs or circumstances change that would potentially reduce the fair value of its goodwill below its carrying amount. The annual test may be performed at any time during the fiscal year provided that the test is performed at the same time each year. The Company has elected October 1 to be its annual assessment date. SFAS No. 142 requires that if the fair value

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of a reporting unit is less than its carrying amount, including goodwill (Step I), further analysis (Step II) is required to measure the amount of the impairment loss, if any. The amount by which the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the reporting unit’s goodwill, determined in Step II, is to be recognized as an impairment loss. The Company’s reporting units are the Allied Automotive Group and the Axis Group.
      As a result of circumstances affecting Allied Automotive Group that culminated at the end of the second quarter of 2005, the Company reassessed its goodwill for impairment as of June 30, 2005. Allied Automotive Group was adversely affected by the actual and forecasted reduction of Original Equipment Manufacturer (“OEM”) production of automobiles in 2005. Accordingly, the Company revised its forecasts downward in the second quarter of 2005 from those used to perform its annual impairment test as of October 1, 2004. The Company’s deteriorating financial performance combined with its lenders’ reaction to its revised forecasts resulted in the need to execute amendments to its Pre-petition Facility on a weekly basis to address its borrowing capacity and various covenant violations during the second quarter of 2005. The assessment resulted in an impairment loss of $79.2 million and represented the entire carrying value of goodwill for this reporting unit, since the estimated fair value of this reporting unit’s goodwill was determined to be zero. To determine the fair value of the reporting unit, management considered available information including market values of securities, appraisals of the Automotive Group’s long-term tangible assets and discounted cash flows from the Company’s revised forecasts.
      The annual review of the Axis reporting unit goodwill was completed during the fourth quarter of 2005. No impairment was indicated.
      With respect to the years ended December 31, 2004 and 2003, the Company completed its annual reviews for impairment of goodwill during the fourth quarters of those years. For the year ended December 31, 2004, no impairment was identified with respect to Allied Automotive Group. However, the analysis resulted in an impairment loss of $8.3 million related to the Axis Group. The fair value of goodwill, which was used to measure the amount of impairment to be recognized, was derived using discounted cash flow analyses. During the year ended December 31, 2004, Axis experienced a decline in operating performance compared to prior years. As a result of this decline and management’s analysis of trends in operational metrics, the Company lowered the projected future operating cash flows for the Axis Group. This was the primary contributing factor that resulted in the impairment loss of $8.3 million for the year ended December 31, 2004. No impairment was identified in 2003.
      The discounted cash flow analyses involved estimates and assumptions by management regarding future sales volume, prices, inflation, expenses and capital spending, discount rates, exchange rates, tax rates and other factors. The assumptions used in these discounted cash flow analyses were consistent with the assumptions that were used for internal planning. Impairment losses are reflected as “impairment of goodwill” in the accompanying statement of operations.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the activity in the carrying amount of goodwill by reporting unit for the years ended December 31, 2005 and 2004 (in thousands):

	Allied
	Automotive
	Group	Axis Group	Total

Balance as of December 31, 2003	$77,983	$12,220	$90,203
Impairment of goodwill	—	(8,295)	(8,295)
Increase in carrying amount due to a change in currency rates	2,058	11	2,069

Balance as of December 31, 2004	80,041	3,936	83,977
Impairment of goodwill	(79,172)	—	(79,172)
Change in carrying amount due to a change in currency rates	(869)	3	(866)
Disposal of reporting unit component	—	(394)	(394)

Balance as of December 31, 2005	$—	$3,545	$3,545

      The table below provides a summary of the carrying values and unamortized amounts relating to the Company’s other intangible assets as of December 31, 2005 and 2004 which are included in other noncurrent assets (in thousands):

	2005	2004

Gross carrying value	$1,504	$1,504
Accumulated amortization	(1,040)	(890)

Unamortized balances	$464	$614

      The intangibles are being amortized over the estimated useful life of ten years. Amortization expense for the other intangible assets was approximately $150,000 for each of the years ended December 31, 2005, 2004 and 2003. Further, the Company expects its amortization expense to be approximately $150,000 for each of the years ending December 31, 2006 through December 31, 2008.

(9)	Other Noncurrent Assets
      Other noncurrent assets consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Interest in split-dollar life insurance policies	$6,181	$6,227
Deferred financing costs	5,595	7,396
Prepaid pension asset	—	18,114
Cash collateral for self-insurance letters of credit	4,961	—
Deposits	2,599	1,996
Other	3,499	3,787

	$22,835	$37,520

      At December 31, 2005, the Company’s prepaid pension asset was combined with the minimum pension liability of the Allied Defined Benefit Pension Plan and is included in other long-term liabilities. See Note 16.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred financing costs and the related accumulated amortization are shown below as of December 31, 2005 and 2004 (in thousands):

	2005	2004

Cost	$7,646	$15,235
Accumulated amortization	(2,051)	(7,839)

Net	$5,595	$7,396

      Charges relating to the amortization and write-off of deferred financing costs were $10.0 million, $2.8 million and $3.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The charges for the year ended December 31, 2005 include the $4.9 million write-off related to the Pre-petition Facility and the $1.4 million write-off related to the Senior Notes. These charges are included in interest expense, except for the $1.4 million related to the Senior Notes, which are included in reorganization items.

(10)	Equity in Joint Ventures and Other Income (Expenses)
      The amount of $834,000 reported as “other, net” in the statement of operations for the year ended December 31, 2005 represents the gain on sale of the Company’s interest in Kar-Tainer International, LLC and Kar-Tainer Int’l (Pty) Ltd. These subsidiaries were both owned by the Axis Group and were sold for $2 million in October 2005. Included in “other, net” in the statement of operations for the year ended December 31, 2004 is $191,000 related to the write off of the equity of the Company’s last remaining joint venture. Accordingly, there were no equity investments in joint ventures included in the consolidated balance sheets as of December 31, 2005 and 2004. No equity in earnings from joint ventures is included in the Company’s statements of operations for the years ended December 31, 2005, 2004 and 2003. For the year ended December 31, 2003, “other, net” represents primarily income related to a settlement agreement with Ryder Systems, Inc. (See Note 18).

(11)	Accounts and Notes Payable and Accrued Liabilities
      The Company enters into notes payable with third parties for insurance financing arrangements. Outstanding notes payable for insurance financing arrangements as of December 31, 2005 and 2004 were $33.4 million and $1.8 million, respectively, and are included in accounts and notes payable in the consolidated balance sheets. These amounts bear interest at rates ranging between 5.75% and 7.95      % and are due in monthly installments, generally over a period of one year.
      Accrued liabilities consists of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Wages and benefits	$30,748	$31,059
Claims and insurance reserves	39,602	36,764
Accrued interest	3,761	4,756
Accrued taxes	4,017	5,320
Purchased transportation	3,563	1,942
Other	1,626	5,622

	$83,317	$85,463

      The Company executed activities, as part of its turnaround initiatives, to achieve significant reductions in corporate overhead, improvements in personnel quality and increases in productivity. Targeted in these strategies were workforce reductions as well as additional efforts to decrease discretionary spending and eliminate certain fixed costs. As part of the initiative for a reduction in the workforce, during the years ended December 31, 2005, 2004 and 2003, severance was paid to approximately 47, 94 and 86 terminated corporate

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and field employees. The following table summarizes the activity in the accrual for termination benefits for the years ended December 31, 2005 and 2004, (in thousands):

	2005	2004	2003

Beginning balance	$434	$808	$1,076
Additions to reserve charged to salaries, wages, and fringe benefits	1,052	1,670	1,043
Cash payments	(1,072)	(2,044)	(1,311)

Ending balance	$414	$434	$808

      Approximately $317,000 of the accrual for termination benefits at December 31, 2005 is included in liabilities subject to compromise. The remainder is included in accrued liabilities — wages and benefits above as the Company expects to pay substantially all of these liabilities within the next twelve months.

(12)	Claims and Insurance Reserves
      For claim years ended December 31, 2005 and 2004, the Company has three layers of coverage for automobile claims in the U.S. as follows:

•	The first layer includes the first $1 million of every claim. The Company retains liability for this layer, with no aggregate limit.

•	The second layer includes the amount by which individual claims exceed $1 million up to $5 million per occurrence. For this second layer, the Company retains liability up to an aggregate deductible of $7 million. Aggregate claim amounts in the second layer in excess of $7 million are covered by excess insurance.

•	The third layer includes the amount by which individual claims exceed $5 million per occurrence. Individual claim amounts greater than $5 million are covered by excess insurance to a limit of $150 million per occurrence.
      For the claim year ended December 31, 2003, the Company had 5 layers of coverage for automobile claims in the U.S. The Company retained the liability for the first layer, the first $500,000 of every claim, with no aggregate limit. For the second layer, the amount by which individual claims exceeded $500,000 up to $1 million, the Company retained the liability up to an aggregate deductible of $1.5 million. For the third layer, the amount by which individual claims exceeded $1 million up to $2 million, the Company retained the liability up to an aggregate deductible of $1 million. For the fourth layer, the amount by which individual claims exceeded $2 million up to $5 million, the Company retained the liability up to an aggregate deductible of $4 million. The Company has excess insurance coverage for the fifth layer, the amount by which individual claims exceed $5 million, as well as for the aggregate claims in the second, third and fourth layers in excess of the deductibles for each respective layer.
      For claim years ended December 31, 2005, 2004 and 2003, the Company also has three layers of coverage for automobile claims in Canada as follows:

•	The first layer includes the first CDN $500,000 of every claim. The Company retains liability for this layer, with no aggregate limit.

•	The second layer includes the amount by which individual claims exceed CDN $500,000 up to CDN $1 million, per occurrence. For this second layer, the Company retains liability up to an aggregate deductible of CDN $500,000. Aggregate claim amounts in the second layer in excess of CDN 500,000 are covered by excess insurance.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The third layer includes the amount by which individual claims exceed CDN $1 million, per occurrence. Individual claim amounts that are greater than CDN $1 million are covered by excess insurance to a limit of $150 million per occurrence.
      The parties to the insurance arrangements have agreed that certain contractual documentation needs to be corrected within the automobile policy. The Company intends to file a motion with the Bankruptcy Court to obtain approval for the amendments agreed to by the parties.
      For the claim years 2005 and 2004, the Company retains liability of up to $250,000 for each cargo damage claim in the U.S. and up to CDN $250,000 for each cargo damage claim in Canada. There is no aggregate limit. Claim amounts in excess of these amounts are covered by excess insurance. For the claim year 2003, the deductible was $250,000 in the U.S. and CDN $100,000 in Canada.
      For certain of its operating subsidiaries, the Company is qualified to self-insure against losses relating to workers’ compensation claims in the states of Florida, Georgia, Missouri and Ohio. For these states, the Company retains respective liabilities of $400,000, $500,000, $500,000 and $350,000, per occurrence. In those states where the Company is insured for workers’ compensation claims, the Company’s captive insurance subsidiary provides insurance coverage up to the deductible of $650,000 per claim. Claims in excess of that amount are covered by excess insurance.
      Claims and insurance reserves are adjusted periodically, as claims develop, to reflect changes in actuarial estimates based on actual experience. During 2005, the estimated ultimate amount of claims from prior years increased approximately $3.2 million or $0.36 per share. During 2004, the estimated ultimate amount of claims from prior years increased approximately $5.4 million or $0.62 per share.
      Workers’ compensation losses in Canada are covered by government insurance programs to which the Company makes premium payments. In one province, the Company is also subject to retrospective premium adjustments based on actual claims losses compared to expected losses. The Company’s reserves include an estimate of retrospective adjustments based on historical experience and the most recently available actual claims data provided by the government.
      Prior to the fourth quarter of 2004, the estimates for workers compensation, automobile and general liability and product liability claims were discounted to their present values using the Company’s estimate of weighted-average risk-free interest rates for each claim year. The discount rate for claims incurred during the year ended December 31, 2003 was 2.5%. The discount rate for the first three quarters of 2004 was 3.0%. However, in the fourth quarter of 2004, the Company determined that the continuing adverse development of aged claims was such that it could no longer reliably determine its self-insurance reserves on a discounted basis and in this regard, recorded a change in estimate, which resulted in a charge to expense of approximately $11.0 million in the fourth quarter of 2004, based upon the discount amounts previously recorded. This adjustment increased the Company’s loss per share by approximately $1.26 and was recorded as a $10.0 million increase in salaries, wages and fringe benefits and a $1.0 million increase in insurance and claims expense.
      The amounts recognized in the consolidated balance sheets as of December 31, 2005 and 2004 represent the undiscounted estimated ultimate amount of claims. These amounts are shown below (in thousands):

	2005	2004

Accrued liabilities — current	$39,602	$36,764
Other long-term liabilities — noncurrent	70,040	67,621

	109,642	104,385
Liabilities subject to compromise	3,109	—

Total liability included in the consolidated balance sheets	$112,751	$104,385

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Expected payouts of the aggregate amount of claims, excluding liabilities subject to compromise for which the timing of expected payouts cannot be estimated, are as follows at December 31, 2005 (in thousands):

2006	$39,602
2007	22,376
2008	14,186
2009	9,034
2010	6,079
2011 and thereafter	18,365

$109,642

      The majority of the Company’s pre-petition liabilities related to insurance and claims are not classified as liabilities subject to compromise since the Company received the Bankruptcy Court’s approval to maintain its existing insurance programs. Pre-petition liabilities classified as subject to compromise represent reserves for product liability claims only.
      Management believes adequate provision has been made for all incurred claims, including those not reported. Favorable or unfavorable developments subsequent to December 31, 2005 could have a material impact on the consolidated financial statements.

(13)	Lease Commitments
      The Company leases office space, certain terminal facilities, tractors and trailers, computer equipment and other equipment under noncancelable operating lease agreements that expire at various times through 2018. Rental expense under these leases was approximately $14.3 million, $14.3 million and $12.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.
      Included in the noncancelable leases discussed above are operating lease commitments for approximately 450 Rigs. Lease terms range between five and seven years, expire between 2006 and 2010, and contain residual guarantees of up to 25% of the original cost of the Rigs. These residual value guarantees were included in the Company’s calculations to determine the proper classification of the leases. No accruals for these guarantees were considered necessary at December 31, 2005.
      The Company also leases certain terminal facilities under cancelable leases. The total rental expense under these leases was approximately $2.6 million, $2.9 million and $2.4 million for the years ended December 31, 2005, 2004, and 2003, respectively.
      In addition, the Company has sublease agreements with third parties for two leased buildings. The subleases expire between 2006 and 2007. Total sublease income earned during the years ended December 31, 2005, 2004, and 2003 was approximately $0.4 million, $0.8 million and $1.1 million, respectively.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum lease commitments and related sublease income for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows as of December 31, 2005 (in thousands):

		Sublease
	Commitments	Income

2006	$11,360	$371
2007	6,963	334
2008	3,808	—
2009	2,617	—
2010	602	—
Thereafter	368	—

Total	$25,718	$705

(14)	Debt
      The Company’s debt consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

DIP Facility — Revolver	$51,997	$—
DIP Facility — Term Loan A	20,000	—
DIP Facility — Term Loan B	80,000	—
Pre-petition Facility — Term Loan A	—	78,266
Pre-petition Facility — Term Loan B	—	20,000
Pre-petition Facility — Revolver	—	2,972
Senior Notes	150,000	150,000

	301,997	251,238
Less:
Pre-petition debt classified as subject to compromise	(150,000)	—
DIP Facility	(151,997)	—
Pre-petition Facility — Revolver	—	(2,972)
Current portion of long-term debt	—	(13,500)

Long-term debt, less current portion	$—	$234,766

DIP Facility
      As discussed in Note 3, in connection with the Chapter 11 Proceedings, the Company entered into the DIP Facility on August 1, 2005 for debtor-in-possession financing. The DIP Facility provides for aggregate financing of up to $230 million comprised of (i) a $130 million revolving credit facility (“Revolver”), which includes a swing-line credit commitment of $10 million and up to $75 million in letters of credit, (ii) a $20 million term loan (“DIP Facility Term Loan A”) and (iii) an $80 million term loan (“DIP Facility Term Loan B”). The Revolver bears interest at an annual rate, at the Company’s option, of either an annual index rate (based on the greater of the base rate on corporate loans as published from time to time in The Wall Street Journal or the federal funds rate plus 0.50%) plus 2.00%, or LIBOR plus 3.00%. In addition, the Company is charged a letter of credit fee under the Revolver payable monthly at a rate per annum equal to 2.75% times the amount of all outstanding letters of credit under the Revolver. DIP Facility Term Loan A bears interest at an annual rate of LIBOR plus 5.50% and DIP Facility Term Loan B bears interest at an annual rate of LIBOR plus 9.50%. In addition, there is a fee of 0.5% on the unused portion of the Revolver. As

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of December 31, 2005, the interest rates on the Revolver, DIP Facility Term Loan A and DIP Facility Term Loan B were 9.25%, 9.74% and 13.74% respectively. Pursuant to the fourth amendment to the DIP Facility, which is described below, on April 18, 2006 the interest rates on all outstanding debt included in the DIP Facility increased by an additional 2%.
      The DIP Facility will mature on February 2, 2007. However, the Company will be obligated to repay the DIP Facility at an earlier date if the plan of reorganization is confirmed by the Bankruptcy Court and becomes effective prior to the expiration of the 18-month term of the DIP Facility. The agreement covering the DIP Facility also requires mandatory prepayment from the net cash proceeds of any asset sales, extraordinary receipts, or any insurance proceeds that the Company receives. The DIP Facility also includes customary affirmative, negative, and financial covenants binding on the Company, including implementation of a cash management system as set forth in the DIP Facility. The negative covenants limit the Company’s ability to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants included in the DIP Facility also limit the amount of the Company’s capital expenditures, set forth a minimum fixed charge coverage ratio and a maximum leverage ratio, and require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization as set forth in the DIP Facility.
      In addition, the DIP Facility includes customary events of default including events of default related to (i) the failure to comply with the financial covenants set forth in the DIP Facility, (ii) the failure to establish and maintain the cash management system set forth in the DIP Facility, (iii) the conversion of the Chapter 11 Proceedings to a Chapter 7 case or the appointment of a Chapter 11 trustee with enlarged powers, (iv) the granting of certain other super-priority administrative expense claims or non-permitted liens or the invalidity of liens securing the DIP Facility, (v) the stay, amendment or reversal of the Bankruptcy Court orders approving the DIP Facility, (vi) the confirmation of a plan of reorganization or entry of an order by the court dismissing the Chapter 11 case which does not provide for payment in full of the DIP Facility or (vii) the granting of relief from the automatic stay to holders of security interests in the Company’s assets that would have a material adverse effect on the Company.
      Obligations under the DIP Facility are secured by 100% of the capital stock of the Company’s domestic and Canadian subsidiaries, 66% of the capital stock of its direct foreign subsidiaries other than those domiciled in Canada, and all of its current and after-acquired U.S. and Canadian personal and real property. The DIP Facility entitles the lenders to super-priority administrative expense claim status under the Bankruptcy Code and will generally permit the ordinary course payment of professionals and administrative expenses prior to the occurrence of an event of default under the DIP Facility or a default under the Bankruptcy Court orders approving the DIP Facility.
      The Company has classified the Revolver as current based on the requirement of Emerging Issues Task Force (“EITF”) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement. The amount available under the $130 million Revolver may be reduced based on the calculation of eligible Revolver collateral. As of December 31, 2005, $115.6 million of eligible Revolver collateral was available. As of December 31, 2005, approximately $38.1 million of the Revolver was committed under letters of credit primarily related to the settlement of insurance claims and $52.0 million in loans were outstanding under the Revolver. The Company had approximately $21.2 million and $11.9 million available under the Revolver as of December 31, 2005 and June 10, 2006, respectively. However, the Company believes that it will have a liquidity shortfall by July 2006 unless it successfully creates additional liquidity through cost reductions and/or additional borrowings. Further, between the date of this Annual Report on Form 10-K and August 2006 the Company will often operate with minimal availability under the DIP Facility which could prevent it from meeting is working capital needs. While the Company has undertaken a number of initiatives in order to reduce or eliminate this projected shortfall, no assurance can be provided that it will be successful.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company amended the DIP Facility effective November 17, 2005 to exclude in the aggregate up to $3.5 million of self-insurance liability expense recognized in the month of September 2005 for the purpose of calculating compliance with financial covenants set forth in the DIP Facility for any period that includes the fiscal month of September 2005. In addition, on January 30, 2006, the Company entered into a consent agreement with respect to the DIP Facility. The consent agreement extended the required date for delivery of its annual operating plan for fiscal year 2006 to February 28, 2006.
      On March 3, 2006, the Company informed its lenders that are party to the DIP Facility that it was not in compliance with certain of the financial covenants set forth in the DIP Facility. Such covenant violations are an event of default under the DIP Facility. As a result, on March 9, 2006, the Company entered into a forbearance agreement with the lenders that are party to the DIP Facility. Pursuant to the forbearance agreement the lenders agreed that the financial covenant violations would not constitute a default or an event of default as defined in the DIP Facility and to temporarily refrain from exercising certain of the remedies set forth in the DIP Facility through April 3, 2006. On April 3, 2006 the Company entered into an amendment to the forbearance agreement extending the forbearance period through April 18, 2006 or the earlier of any occurrence of any other event of default under the DIP Facility, or the Company’s failure to comply with any of the conditions of the forbearance agreement. In addition, as a condition to agreeing to extend the forbearance period, the lenders required the Company to retain an operational consultant. As a result, on March 21, 2006 the Company retained Glass and Associates, Inc. as its operational improvement advisor.
      On April 18, 2006, the Company entered into a fourth amendment (the “Fourth Amendment”) to the DIP Facility which extended the forbearance period to May 18, 2006. The Fourth Amendment provided for an over advance facility under DIP Facility Term Loan B pursuant to which the Company may be advanced up to $5 million at the discretion of Morgan Stanley Senior Funding, Inc. as the DIP Facility Term Loan B Agent (the “Term B Agent”). The over advance facility had a maturity date of May 18, 2006 and bore interest at a rate equal to one-month LIBOR plus 9.5%. However, as a result of the covenant violations discussed above in connection with the forbearance agreement, the Company is required under the Fourth Amendment to pay the default rate of interest under the DIP Facility on all outstanding loans, including the over advance facility. The Company did not draw any funds from the over advance facility prior to its expiration. The default rate of interest is 2% over the otherwise applicable interest rates. Under the terms of the Fourth Amendment, if the Company is able to secure a commitment for additional funds to be provided to it on or before June 19, 2006 in an amount not less than $20 million, the interest rates under the DIP Facility will revert back to the non-default rates provided there are no additional covenant violations. While the Company is in negotiations with various lenders to provide additional funds, no assurances can be provided that the Company will be able to secure any commitment for additional funds. Therefore, the term loans included in the DIP Facility are classified as current.
      The Fourth Amendment also created a prepayment penalty, equal to 1% of the principal amount of the loans that are prepaid under the DIP Facility, in the event the Company prepays any or all of the term loans under the DIP Facility. The prepayment penalty will not apply if the prepayment results from a refinancing provided by the Term B Agent. In addition, the Fourth Amendment revised certain financial covenants only for the applicable periods ending March 31, 2006, April 30, 2006 and May 31, 2006. The temporary modification of these covenants did not affect the Company’s prior covenant violations covered by the forbearance agreement. However, under the terms of the Fourth Amendment, the forbearance period discussed above has been extended until the maturity date of the over advance facility.
      On May 1, 2006 the lenders consented to extend the filing date for the Company’s annual audited financial statements for the year ended December 31, 2005 from May 15, 2006 to May 30, 2006. On May 18, 2006 the Company further extended the forbearance period from May 18, 2006 to June 1, 2006. Effective May 30, 2006 the forbearance period and the filing date for the Company’s annual audited financial statements mentioned above were extended to June 16, 2006.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company is currently negotiating with its lenders in an effort to enter into a consent and fifth amendment to the DIP Facility based upon the terms and conditions of a non-binding term sheet which it has received from certain of its existing lenders and an additional lender. The term sheet contemplates that the consent and fifth amendment will waive the various events of default which exist under the DIP Facility and that a new Term Loan C will be established whereby the Term Loan C lenders would commit to lend the Company up to an additional $30 million. The term sheet contemplates that certain conditions must be satisfied prior to the Term Loan C becoming effective or the Company being able to borrow these funds, including the fact that the interim order previously granted by the Bankruptcy Court which allows the Company to reduce by 10% the wages earned under the Master Agreement during the months of May and June 2006 and avoid the June 2006 wage increases must remain in effect beyond June 30, 2006. The Company has filed a motion with the Bankruptcy Court requesting that the interim 10% wage reduction and the wage increase avoidance be extended by an order of the Bankruptcy Court until September 30, 2006.
      The term sheet regarding the consent and fifth amendment contemplates that the $30 million Term Loan C will bear interest, payable in kind, at a rate equal to LIBOR plus 5%, and contemplates that Term Loan C may be borrowed in up to four draws in an amount of not less than $10 million for each of the first and second draws and not less than $5 million for each of the third and fourth draws. The term sheet also contemplates that the lenders may at their sole election exchange outstanding principal amounts due under Term Loan C into common equity equal to up to 18% of the total voting common equity of the Company upon its reorganization and emergence from Chapter 11.
      The commitment letter contemplates that the Company will pay fees to the lenders for the amendment to the DIP Facility and commitment fees related to Term Loan C. The Company must finalize negotiations with its lenders and the lenders under Term Loan C and execute a definitive consent and fifth amendment which consent and fifth amendment must be approved by the Bankruptcy Court prior to becoming effective. No assurances can be provided that the Company will be able to secure any commitment for additional funds.

Pre-petition Facility
      The Pre-petition Facility provided the Company with a $90 million revolving credit facility, a $100 million term loan (“Pre-petition Facility Term Loan A”), a $20 million term loan (“Pre-petition Facility Term Loan B”) and a $25 million term loan (“Pre-petition Facility Term Loan C”). Pre-petition Term Loan A was payable in quarterly installments of principal and interest and Pre-petition Term Loans B and C were payable in full at maturity, September 4, 2007, with monthly payments of interest.
      The Chapter 11 filing on July 31, 2005 constituted an event of default under the Pre-petition Facility and as a result, all commitments from the Company’s lenders under the Pre-petition Facility were automatically terminated and all debt outstanding under the Pre-petition Facility became automatically due and payable. On August 2, 2005, using funds received from the DIP Facility, the Company repaid all obligations outstanding under the Pre-petition Facility, which included $24.6 million due under the revolving credit facility, $113.6 million in outstanding term loans and $7.0 million in related fees and interest which includes the premium of $1.9 million due for prepayment of the facility prior to maturity. Certain events of default occurred under the Pre-petition Facility during 2005 prior to the Chapter 11 filing.

Senior Notes
      On September 30, 1997, the Company issued the $150 million Senior Notes through a private placement. The Senior Notes were subsequently registered with the Securities and Exchange Commission, are payable in semi-annual installments of interest only and mature on October 1, 2007.
      Borrowings under the Senior Notes are general unsecured obligations of Allied Holdings, Inc. The Company’s obligations under the Senior Notes are guaranteed by substantially all of the subsidiaries of the Company (the “Guarantor Subsidiaries”). The guarantees are full and unconditional and there are no

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company. The Company owns 100% of the Guarantor Subsidiaries. The following companies (the “Nonguarantor Subsidiaries”) do not guarantee the Company’s obligations under the Senior Notes:

•	Haul Insurance Ltd.;

•	Arrendadora de Equipo Para el Transporte de Automoviles, S. de R.L. de C.V. ;

•	Axis Logistica, S. de R.L. de C.V. ;

•	Axis Operadora Hermosillo;

•	Ace Operations, LLC.
      See Note 22 for combined balance sheet information, combined statement of operations information and combined statement of cash flows information for the Guarantor Subsidiaries and the Nonguarantor Subsidiaries.
      The agreement governing the Senior Notes sets forth a number of negative covenants, which would limit the Company’s ability to, among other things, purchase or redeem stock, make dividend or other distributions, make investments, and incur or repay debt (with the exception of payment of interest or principal at stated maturity). One such covenant would limit the Company’s ability to incur more than $230 million of additional indebtedness beyond the $150 million that existed on the date that the Senior Notes were issued. Although the Company is not presently in compliance with some of these covenants as a result of the filing for protection under Chapter 11 of the Bankruptcy Code, any action to be taken by the holders of the Senior Notes as a result of these violations has been stayed by the Bankruptcy Court.
      The filing for protection under Chapter 11 on July 31, 2005 constituted an event of default under the Senior Notes. The indenture agreement governing the Senior Notes provides that as a result of this event of default, the outstanding amount of the Senior Notes became immediately due and payable without further action by any holder of the Senior Notes or the trustee under the indenture. However, payment of the Senior Notes, including the semi-annual interest payments, is automatically stayed as of the Petition Date, absent further order of the Bankruptcy Court. As a result of the Chapter 11 Proceedings, and pursuant to SOP 90-7, the Company reclassified the outstanding balance on the Senior Notes along with the related interest accrued as of the Petition Date to liabilities subject to compromise.

(15)	Other Long-term Liabilities
      Other long-term liabilities consists of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Claims and insurance reserves	$70,040	$67,621
Other	4,056	2,823

	$74,096	$70,444

(16)	Employee Benefits

(a)	Pension and Postretirement Benefit Plans
      The Company maintains the Allied Defined Benefit Pension Plan, a trusteed noncontributory defined benefit pension plan for management and office personnel in the U.S., under which benefits are paid to eligible employees upon retirement based primarily on years of service and compensation levels at retirement. Effective April 30, 2002, the Company froze employee years of service and compensation levels in the Allied Defined Benefit Pension Plan. Contributions to the Plan reflect benefits attributed to employees’ services. The Company’s funding policy is to contribute annually at a rate that is intended to fund past service benefits over

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a 30-year period. However, during the year ended December 31, 2005, the Company did not fund past service benefits due to the Chapter 11 filing but has met the minimum funding requirements.
      The Company also provides certain healthcare and life insurance benefits for eligible employees who retired prior to July 1, 1993 and their dependents, and for certain employees participating in the 1999 voluntary early retirement plan. Generally, the healthcare plan pays a stated percentage of most medical expenses reduced for any deductibles and payments by government programs or other group coverage. During 2004 the Company began requiring participants to contribute to the monthly healthcare premiums. The life insurance plan pays a lump-sum death benefit based on the employee’s salary at retirement. The Company currently funds the cost of these premiums. Employees retiring after July 1, 1993 are not participants in the 1999 voluntary early retirement plan and are not entitled to any postretirement medical or life insurance benefits under this plan.
      In 1997, in connection with the Ryder acquisition, the Company assumed the obligations of a postretirement benefit plan to provide retired employees with certain healthcare and life insurance benefits. Substantially all employees employed at the time of the acquisition and not covered by union-administered medical plans and who had retired as of September 30, 1997 were eligible for these benefits. Benefits were generally provided to qualified retirees under age 65 and eligible dependents. Employees retiring after September 30, 1997 are not entitled to any postretirement medical or life insurance benefits under this plan. Furthermore, the Company took over two defined benefit pension plans for a certain terminal. Both plans are currently active. One of the plan’s benefits provides a monthly benefit based on years of service upon retirement. The other plan provides benefits to eligible employees upon retirement based primarily on years of service and compensation levels at retirement.
      The Company uses a measurement date of December 31 for the two postretirement benefit plans and for one of the defined benefit pension plans. With respect to the other two defined benefit pension plans, the Company uses a measurement date of September 30.
      The change in the projected benefit obligation of the defined benefit pension plans and the postretirement benefit plans consisted of the following for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Defined Benefit			Postretirement Benefit
	Pension Plans			Plans

	2005	2004	2003	2005	2004	2003

Benefit obligation at beginning of year	$52,942	$43,647	$40,170	$15,874	$8,610	$9,911
Service cost	84	94	89	52	58	52
Interest cost	3,014	2,674	2,691	708	396	616
Plan amendments and other	—	—	—	—	(3,807)	—
Actuarial loss (gain)	2,086	9,216	3,512	(2,720)	11,920	164
Benefits paid	(3,242)	(2,689)	(2,815)	(1,411)	(1,303)	(2,133)

Benefit obligation at end of year	$54,884	$52,942	$43,647	$12,503	$15,874	$8,610

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The change in plan assets of the defined benefit pension and postretirement benefit plans for the year ended December 31, 2005, 2004 and 2003 and funded status as of December 31, 2005, 2004 and 2003, consisted of the following (in thousands):

	Defined Benefit			Postretirement Benefit
	Pension Plans			Plans

	2005	2004	2003	2005	2004	2003

Change in plan assets:
Fair value of plan assets at beginning of year	$50,924	$44,836	$38,089	$—	$—	$—
Actual return on plan assets	3,462	4,324	8,815	—	—	—
Employer contributions	617	4,453	747	1,411	1,303	2,133
Benefits paid	(3,242)	(2,689)	(2,815)	(1,411)	(1,303)	(2,133)

Fair value of plan assets at end of year	$51,761	$50,924	$44,836	$—	$—	$—

Reconciliation of funded status:
Funded status excess (deficiency)	$(3,123)	$(2,018)	$1,189	$(12,503)	$(15,874)	$(8,610)
Unrecognized actuarial loss	21,804	20,797	13,256	10,240	13,603	1,938
Unrecognized prior service cost	87	135	183	(3,785)	(4,111)	(630)
Additional minimum liability	(22,145)	(3,112)	(2,886)	—	—	—

Net asset (liability) recognized	$(3,377)	$15,802	$11,742	$(6,048)	$(6,382)	$(7,302)

Amounts recognized in the consolidated balance sheets consist of:
Pension asset (included in other noncurrent assets)	$—	$18,114	$14,166	$—	$—	$—
Pension and postretirement benefit obligations (primarily included in other long-term liabilities)*	(3,377)	(2,312)	(2,424)	(6,048)	(6,382)	(7,302)

	$(3,377)	$15,802	$11,742	$(6,048)	$(6,382)	$(7,302)

*	Current portions of the postretirement benefit plans as of December 31, 2005, 2004 and 2003 were $1.4 million, $1.3 million and $2.0 million, respectively.
      The accumulated benefit obligation for the defined benefit pension plans was the same as the projected benefit obligation at December 31, 2005, 2004 and 2003.
      Pension and postretirement benefits expected to be paid for the next five years and the aggregate amounts expected to be paid for the five fiscal years thereafter are as follows (in thousands):

	Defined Benefit	Postretirement
	Pension Plans	Benefit Plans

2006	$1,831	$1,161
2007	1,958	1,089
2008	2,083	1,065
2009	2,187	1,000
2010	2,318	939
2011-2015	14,313	4,333
      The Company recognizes a minimum pension liability for the amount by which the accumulated benefit obligation exceeds the sum of the fair market value of plan assets and accrued amounts previously recorded.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The additional liability may be offset by an intangible asset, to the extent of previously unrecognized prior service cost, or a reduction of stockholders’ equity. During the year ended December 31, 2005, the Company recognized a minimum pension liability of $19.7 million for the Allied Defined Benefit Pension Plan. The increase for this additional liability is reported in other comprehensive loss, a component of stockholders’ deficit. An intangible asset related to prior service cost of the other pension plans of approximately $370,000, $480,000 and $589,000 was recorded as of December 31, 2005, 2004 and 2003, respectively, which is included in other noncurrent assets.
      At December 31, 2005, the Company had one defined benefit plan in which the fair value of plan assets exceeded the benefit obligation. The benefit obligation and fair value of the assets were $2.0 million and $2.2 million, respectively. Also, at December 31, 2004, the Company had one defined benefit plan in which the fair value of plan assets exceeded the benefit obligation The benefit obligation and fair value of plan assets were $44.5 million and $44.8 million, respectively.
      At December 31, 2005, the Company had two defined benefit plans in which the fair values of the plan assets were less than the benefit obligation. The aggregate benefit obligation and aggregate fair value of the assets were $52.9 million and $49.5 million, respectively. Also, at December 31, 2004, the Company had two defined benefit plans in which the fair value of plan assets were less the benefit obligation. The aggregate benefit obligation and aggregate fair value of the assets were $8.5 million and $6.2 million, respectively.
      The following assumptions were used in determining the actuarial present value of the projected pension benefit obligation and postretirement benefit obligation at December 31, 2005 and 2004:

	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans

	2005	2004	2005	2004

Weighted-average discount rate	5.50%	5.75%	5.50%	5.75%
Weighted-average rate of compensation increase	N/A	N/A	N/A	N/A
      In connection with the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the Act), the Company, in consultation with its actuaries, has determined that it provides retiree healthcare benefits that are at least actuarially equivalent to Medicare Part D. However, the impact of the Act is not considered to be significant with respect to the Company’s plans and was not incorporated into the Company’s December 31, 2005 and 2004 measurement of its benefit obligations. The effects of the Act will be incorporated into the measurement of its expense and benefit obligations for the year ending December 31, 2006.
      The following assumptions were used in determining the net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003:

	Defined Benefit			Postretirement
	Pension Plans			Benefit Plans

	2005	2004	2003	2005	2004	2003

Weighted-average discount rate	5.75%	6.25% and 6.00%	6.75%	5.75%	6.25%	6.75%
Weighted-average expected long-term rate of return on assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
Weighted-average rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
      To develop the expected long-term rate of return on assets, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. The discount rate is reviewed annually and is based in part on the published yield of the Moody’s AA Corporate Bond Rate as well as an evaluation of available published guidance.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net periodic benefit cost recognized for the defined benefit pension plans and the postretirement benefit plans includes the following components for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Defined Benefit			Postretirement
	Pension Plans			Benefit Plans

	2005	2004	2003	2005	2004	2003

Components of net periodic benefit cost:
Service cost	$84	$94	$89	$52	$58	$52
Interest cost	3,014	2,674	2,691	708	395	616
Expected return on plan assets	(4,250)	(3,719)	(3,119)	—	—	—
Amortization of unrecognized net actuarial loss	1,489	893	1,415	643	256	71
Amortization of prior service cost	48	48	48	(326)	(326)	(70)
Amortization of transition asset	—	—	(20)	—	—	—
Recognized actuarial loss	377	177	216	—	—	—

Net periodic benefit cost	$762	$167	$1,320	$1,077	$383	$669

      The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., healthcare trend rate) for the health plans is 7.00% and 9.00% for participants prior to age 65 and after age 65, respectively, for 2005 grading to 5.5% over 3 years and 6 years, respectively. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits for the health plans is 7.67% and 9.67% for participants prior to age 65 and after age 65, respectively, for 2004 grading to 5.5% over 4 years and 7 years, respectively. A 1% change in the assumed trend rate would have the following effect at December 31, 2005 (in thousands):

	1% Increase	1% Decrease

Accumulated postretirement benefit obligation	$1,229	$(1,053)
Total of service and interest cost	75	(64)
      The weighted-average asset allocation of the pension plans is as follows at December 31, 2005 and 2004:

Asset Category	2005	2004

Cash	0.7%	8.7%
Fixed income	29.4%	25.5%
Core equity	41.0%	34.9%
Real estate investment trust	4.6%	7.5%
Small cap	14.2%	13.3%
International equity	10.1%	10.1%

Total	100.0%	100.0%

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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2006, the Company expects to contribute approximately $0.3 million to its defined benefit pension plans and $1.4 million to its postretirement benefit plans.
      A substantial number of the Company’s employees are covered by union-sponsored, collectively bargained, multiemployer pension plans. The Company contributed and charged to expense approximately $43.3 million, $40.8 million and $39.1 million for the years ended December 31, 2005, 2004, and 2003, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of man-hours worked. In the event the Company withdraws its participation in any of these plans, it could incur a withdrawal liability for a portion of the unfunded benefit obligation of the plan, if any. If a withdrawal were to occur, the liability would be actuarially determined based on factors at the time of withdrawal.
      A number of proofs of claim related to pre-petition liabilities under the multiemployer pension plans to which the Company contributes were filed on or before the bar date established by the Bankruptcy Court. The majority of the claims were filed on a contingent basis, which means that no plan withdrawal liability has been asserted, but should a withdrawal occur, the Company would have an obligation related to the withdrawal. Currently, the Company has no intention of withdrawing its participation in these plans.
      Two such claims totaling $15.8 million assert general unsecured claims for withdrawal liability on a noncontingent basis. While the Debtors have not validated these claims, the Company has determined that it is probable that a withdrawal had occurred in each case prior to the Petition Date and that the claim amounts asserted are reasonable estimates of the withdrawal liability. Accordingly, the amount of $15.8 million was included in liabilities subject to compromise as of December 31, 2005 with a corresponding charge to salaries, wages, and fringe benefits.
      Also, a substantial number of the Company’s employees are covered by union-sponsored, collectively bargained, multiemployer health and welfare benefit plans. The Company contributed and charged to expense approximately $43.7 million, $46.5 million and $44.3 million during the years ended December 31, 2005, 2004, and 2003, respectively, in connection with these plans. These required contributions are determined in accordance with the provisions of negotiated labor contracts.

(b)	401(k) Plan
      The Company has a 401(k) plan covering all of its employees in the U.S. During 2005, 2004 and 2003, the Company made no contributions to the 401(k) plan. The Company’s discretionary contribution is based on the lower of 3% of each participant’s wage or $1,000 for the year for each nonbargaining participant in the plan. Administrative expenses for the 401(k) plan for the years ended December 31, 2005, 2004 and 2003 were paid by the plan.

(c)	Employee Stock Purchase Plan
      The Company’s Employee Stock Purchase Plan (the ESPP) previously allowed eligible employees, as defined, the right to purchase its common stock on a quarterly basis at 85% of the lower of the fair market value on the first business day of the calendar quarter or on the last business day of the calendar quarter. The Company reserved 700,000 shares in 1998 and 350,000 shares in 2003 (a total of 1,050,000 shares) for issuance under the ESPP. Of the amount reserved for issuance, 850,731 shares were issued as of December 31, 2005 of which 61,176, 102,681 and 131,356 shares were issued to employees during the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, 199,269 shares remained available for issuance under the ESPP. However, on June 21, 2005, the Company adopted an amendment to the Plan to immediately effect its suspension. In addition, the amendment to the Plan eliminated the twelve calendar month holding period with respect to shares purchased under the Plan and eliminated all Plan restrictions on the transfer of shares outstanding or issued under the Plan.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Long-term Incentive Plan
      The Company has a long-term incentive plan which allows the issuance of grants or awards of incentive stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees and directors of the Company to acquire up to 2,150,000 shares of the Company’s common stock. See additional disclosure at Note 20.
      Subsequent to the Company’s Chapter 11 filing, the Compensation Committee of the Board of Directors (“the Committee”) recommended that the Company implement an employee retention plan to provide certain financial incentives aimed at retaining certain employees. On December 19, 2005, the Bankruptcy Court issued an order indicating that it would approve the employee retention plan provided certain adjustments were made. The adjustments were made, and the Allied Holdings, Inc. Amended Severance Pay and Retention and Emergence Bonus Plan for Key Employees was approved by the Bankruptcy Court on January 6, 2006, which includes three components: a severance component, a stay bonus component and a discretionary bonus component. The expense related to the stay bonus is being recognized in reorganization items over the estimated service period which, management determined to be between December 19, 2005 and sixty days after the estimated effective date of a confirmed plan of reorganization. During the year ended December 31, 2005, the Company recognized an expense of $173,000 related to the stay bonus component. No expense was recognized for the year ended December 31, 2005 related to the severance and discretionary bonus portions of the employee retention plan.

(17)	Income Taxes
      The loss before income taxes consisted of the following (in thousands):

	2005	2004	2003

U.S.	$(89,842)	$(16,188)	$104
Foreign	(46,714)	(25,334)	(2,442)

Total loss before income taxes	$(136,556)	$(41,522)	$(2,338)

      The following summarizes the components of the income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Current:
Federal	$—	$—	$5
State	372	(29)	(60)
Foreign	58	1,115	(593)
Deferred:
Federal	(10,203)	10,216	6,335
State	(1,059)	1,059	364
Foreign	—	—	215

Total income tax expense (benefit)	$(10,832)	$12,361	$6,266

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax expense (benefit) differs from the amounts computed by applying federal statutory rates (35% in 2005 and 2004 and 34% in 2003) to the reported loss before income taxes and cumulative effect of change in accounting principle due to the following (in thousands):

	2005	2004	2003

Benefit computed at the federal statutory rate	$(47,795)	$(14,533)	$(795)
Effects of:
State income taxes, net of federal income tax effects	(3,081)	(1,072)	200
Impairment of goodwill — tax basis differential	14,460	962	—
Nondeductible expenses	2,385	209	415
Valuation allowance	23,690	26,401	6,830
Other, net	(491)	394	(384)

Total income tax expense (benefit)	$(10,832)	$12,361	$6,266

      The tax effect of significant temporary differences representing deferred tax assets and liabilities as of December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004

Deferred tax assets:
Tax carryforwards	$43,303	$25,691
Claims and insurance expense	39,770	36,497
Accrued compensation expense	2,129	3,432
Postretirement benefits	2,286	2,379
Pension liabilities	8,057	—
Other liabilities not currently deductible	1,152	1,974
Bad debt allowances	746	724
Other, net	2,553	1,495

Total deferred tax assets	99,996	72,192

Valuation allowance	(73,436)	(42,020)

Deferred tax liabilities:
Depreciation and amortization	(19,378)	(30,993)
Assets currently deductible	(6,955)	(10,098)
Other, net	(242)	(613)

Total deferred tax liabilities	(26,575)	(41,704)

Net deferred tax liabilities	$(15)	$(11,532)

      The net changes in the valuation allowance for the years ended December 31, 2005, 2004 and 2003 were increases of $31.4 million, $27.1 million and $7.8 million, respectively.
      The increase in the valuation allowance for the year ended December 31, 2005 included a charge of $23.7 million related to the net loss recorded for the year ended December 31, 2005 and $7.7 million related to increases in deferred tax assets through other comprehensive income. The net loss recorded for the year ended December 31, 2005 generated additional deferred tax assets of approximately $23.7 million, for which the Company increased the valuation allowance during the year. Increases to accumulated other comprehensive loss during the year ended December 31, 2005, primarily related to minimum pension liabilities, generated additional deferred tax assets of approximately $7.7 million, for which the Company increased the valuation allowance through other comprehensive income during the year. In its evaluation of the need for a valuation

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allowance, the Company considers all sources of taxable income, including currently available tax-planning strategies, if any.
      The increase in the valuation allowance for the year ended December 31, 2004 included a charge of $26.4 million to provide for additional valuation allowances against the Company’s deferred tax assets. The net loss recorded for the year ended December 31, 2004 generated additional deferred tax assets of approximately $15.1 million, for which the Company increased the valuation allowance during the year. Due to the continuing losses during the year and a worsening trend in the fourth quarter of 2004, management concluded that it was “more likely than not” that additional deferred tax assets would not be recovered and recorded an additional valuation allowance of $11.3 million at December 31, 2004. The increase in the valuation allowance for the year ended December 31, 2003 included a $6.8 million charge to record a partial valuation allowance against the Company’s deferred tax assets based on management’s conclusion at December 31, 2003 that is was “more likely than not” that some portion of the deferred tax assets would not be fully recovered.
      At December 31, 2005, the Company had U.S. federal net operating loss carryforwards of $83.4 million that expire between 2021 and 2025. Included in the federal loss carryforwards are the federal taxable losses related to the Company’s Canadian operations, whose income and losses are included in the U.S tax return as well as in the Canadian tax returns. The net operating loss carryforwards for Canadian tax filing purposes total CDN $29.8 million, which expire between 2009 and 2015. The Company had federal capital loss carryforwards of $4.5 million that expire between 2007 and 2009. In addition, $6.5 million of tax credit carryforwards are available to reduce future income taxes. Of the tax credit carryforwards, $5.8 million consists of foreign tax credits that expire between 2011 and 2015 and $0.7 million consists of alternative minimum tax credits that have no expiration.
      In the normal course of business, the Company is subject to audits from the federal, state, provincial and other tax authorities regarding various tax liabilities. The Company records refunds from audits when receipt is assured and records assessments when a loss is probable and estimable. These audits may alter the timing or amounts of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amounts accrued.
      During 2005, the Canadian taxing authorities closed their examination of the Company’s Canadian income tax returns for the years 1998 through 2000. The final results of the examination did not have a material effect on the financial statements for the year ended December 31, 2005.

(18)	Commitments and Contingencies

(a)	Effect of Chapter 11 Filings
      As discussed in Note 1, on July 31, 2005, Allied Holdings, Inc. and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The Company’s Canadian subsidiaries are included among the subsidiaries that filed voluntary petitions seeking bankruptcy protection in the Bankruptcy Court and they also filed applications for creditor protection under the Companies Creditors’ Arrangement Act in Canada, which, like Chapter 11, allows for reorganization under the protection of the court system. The Company’s captive insurance company, Haul Insurance Limited, as well as its subsidiaries in Mexico, Bermuda and South Africa were not included in the Chapter 11 filings.
      As debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the petition date, most pending litigation and pre-petition liabilities are stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover pre-petition claims against the Debtors. One exception to this stay of litigation is any action or proceeding by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
finally resolved in connection with the administration of the Chapter 11 Proceedings and, to the extent not resolved, will need to be addressed in the context of any plan of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 Proceedings or its effect on the Company’s business or on outstanding legal proceedings.

(b)	Customer Contracts
      The Company has contracts or agreements in principle in place with substantially all of its customers with varying expiration dates up to March 2009. However, most of these contracts or agreements in principle can be terminated by either party upon a specified period of notice. These contracts and agreements in principle establish rates for the transportation of vehicles and are generally based upon a fixed rate per vehicle transported, a variable rate for each mile that a vehicle is transported plus an administrative processing fee. Certain contracts and agreements in principle provide for rate variation per vehicle depending on the size and weight of the vehicle.
      The contract with DaimlerChrysler can be terminated by location for any reason or no reason based on 150 days’ notice. The contract with General Motors can be terminated by service location for failure to comply with service and quality standards set forth in the contract. The Company has 30 days to cure any such noncompliance by location and General Motors may terminate by location on 30 days notice following a failure to cure such non-compliance. The contract with Honda may be terminated by either party upon 60 days notice prior to the expiration of the current term. The Company has agreements in principle with Autogistics (in regard to Ford business) and with Toyota which contemplate termination by location for any reason or no reason based on 60 to 75 days notice.

(c)	Letters of Credit
      At December 31, 2005, the Company had agreements with third parties to whom it had issued $140.7 million of letters of credit primarily relating to settlement of insurance claims and reserves and support for a line of credit at one of the Company’s foreign subsidiaries. Of the $140.7 million, $38.1 million of these letters of credit are secured by available borrowings on the Revolver and $102.6 million are issued by the Company’s wholly owned captive insurance subsidiary Haul Insurance Limited and are collateralized by $102.6 million of restricted cash, cash equivalents and other time deposits held by this subsidiary. The Company renews these letters of credit annually. The amount of letters of credit that the Company may issue under its Revolver may not exceed $75 million. The Company had utilized $38.1 million of this availability at December 31, 2005. The remaining letter of credit availability under its Revolver as of December 31, 2005 was $21.2 million.

(d)	Litigation, Claims, and Assessments
      The Company is involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business.
      During 2003, the Company settled all outstanding litigation with Ryder System, Inc. (“Ryder”). Under the terms of the settlement agreement, Ryder paid the Company approximately $1.4 million, and Ryder’s insurance carrier paid the Company approximately $1.6 million. The Company had previously recorded a receivable of $1.0 million from Ryder and its insurance carrier, and recorded the remaining $2.0 million of the amount received as income in the statement of operations for the year ended December 31, 2003. This gain of $2.0 million is included in “Other, net,” which is a subcategory of “Other income (expense)” on the Company’s statement of operations. Substantially all of “Other, net” relates to this gain of $2.0 million. The payment from Ryder represents the settlement of various claims and disputes that arose subsequent to the 1997 acquisition. The payment from Ryder’s insurance carrier represents a reimbursement for amounts paid by the Company in excess of the self-insured retention for workers’ compensation and automobile liability

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
claims assumed in the acquisition of Ryder’s Automotive Carrier Group. As part of the settlement, the Company and Ryder agreed to dismiss all litigation which each party had brought against the other thereby resulting in the complete dismissal of the Ryder actions. Except with respect to expenses already incurred, Ryder has agreed to indemnify Allied for all costs, including legal fees and any potential judgment against Allied, arising out of the Gateway/ CCI Actions. The Gateway/ CCI Actions had centered around the contention that the Company breached legal duties with respect to a failed business transaction involving Gateway Development, Ryder Truck Rental, Inc. and Ryder System. Although the Gateway/ CCI Actions remain pending, the settlement provides Allied with indemnification from Ryder as to exposure to future legal fees or any potential judgment against the Company. In May 2006, the parties to the Gateway/ CCI actions reached an agreement in principle to settle all pending claims. Under the terms of the anticipated settlement, no entity of the Company will be required to make any payment to any party. It is anticipated that the terms of the settlement will include reciprocal releases by the parties. The Company expects that any such settlement will require approval by the Bankruptcy Court.
      As part of the settlement agreement with Ryder, the Company has issued a letter of credit in favor of Ryder. At December 31, 2005, the letter of credit totaled $9.5 million and is included in the $38.1 million of outstanding letters of credit noted in (c) above. The letter of credit total as of December 31, 2005 includes the previously-agreed increase of $1 million made for the first quarter of 2005. Ryder may only draw on the letter of credit if the Company fails to pay workers’ compensation and liability claims assumed by the Company in the Ryder Automotive Carrier Group acquisition. The Company has provided the letter of credit in favor of Ryder because Ryder has issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims assumed by the Company. Under the agreement with Ryder, effective March 31, 2005 and periodically thereafter, an actuarial valuation will be performed to determine the remaining amount outstanding of the workers’ compensation and liability claims that the Company assumed. Based on the results of the actuarial valuation, the letter of credit will be adjusted, as appropriate. As a result of the valuation completed on January 11, 2006, the letter of credit was reduced by $2.0 million on January 20, 2006. The letter of credit totals $7.5 million as of June 10, 2006.

(e)	Employment Agreements
      The Company has entered into employment agreements with certain executive officers of the Company. The agreements provide for compensation to the officers in the form of annual base salaries and bonuses based on performance criteria, provided however that any of the employees who are participants in the employee retention plan may not receive bonus compensation under the employee agreements while the retention plan exists. The employment agreements also provide for severance benefits upon the occurrence of certain events, including a change in control, as defined in such agreements. However, the retention plan supersedes any severance or bonus payments that would otherwise be payable to participating employees, including any benefits payable under employment agreements with such participants.

(f)	Purchase and Service Contract Commitments
      In April 2001, the Company entered into a five-year commitment with IBM whereby IBM would provide the Company’s mainframe computer processing services. In December 2003, the Company and IBM amended the agreement. The amended agreement is a ten-year commitment which commenced in February 2004 for IBM to provide additional services to manage applications for the Company’s electronic data interchange, network services, technical services, and applications development and support. Payments under this contract, prior to its amendment, amounted to approximately $5.9 million for the year ended December 31, 2003. Payments for 2005 and 2004 were $10.4 million and $10.6 million, respectively. The

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreement includes outsourcing at prices defined within the agreement. The purchase commitment over the remaining life of the agreement totals $88.2 million as follows (in thousands):

2006	$10,385
2007	10,658
2008	10,689
2009	10,849
2010	10,917
2011 – 2014	34,686

$88,184

(g)	Collective Bargaining Agreements
      The agreement with the Teamsters Union in Eastern Canada and the Company’s subsidiary, Allied Systems (Canada) Company was extended on November 20, 2005 for a twelve month period ending on October 31, 2006. This contract covers those drivers, mechanics and yard personnel that are represented by the Teamsters Union in the provinces of Ontario and Quebec, which represents approximately 70% of the Company’s Canadian bargaining employees.
      Employees of the Company’s subsidiary, Allied Systems Ltd., which represents approximately 80% of the Company’s U.S. employees, are represented by the International Brotherhood of Teamsters Union in the U.S. A collective bargaining agreement, which covers the Company’s employees represented by the Teamsters, commenced on June 1, 2003 and will expire on May 31, 2008.
      On March 8, 2006, the Company’s subsidiary, Allied Systems Ltd. made a proposal to the IBT for a new collective bargaining agreement regarding its employees in the U.S. represented by the Teamsters, by modifying the current collective bargaining agreement. The proposal seeks to eliminate future increases to wages, health and welfare benefits and pension contributions as contemplated by the collective bargaining agreement and in the aggregate seeks to reduce current compensation by approximately 14.5%. The Company believes its proposal would reduce its costs during the remaining term of the collective bargaining agreement as long as its proposed terms remain in effect. The Company has proposed a new five-year agreement which would begin on June 1, 2006 and expire on May 31, 2011.
      As a result of the Company’s projected liquidity shortfall discussed in Note 14 of the accompanying consolidated financial statements and pursuant to the conditions of the Fourth Amendment to the DIP Facility, on April 13, 2006 the Company filed a motion with the Bankruptcy Court requesting a 10% reduction in wages earned under the Master Agreement during the months of May and June 2006. The Bankruptcy Court granted this motion on May 1, 2006. The order granted by the Bankruptcy Court also allows the Company to avoid paying wage and cost of living increases for the month of June 2006 that were previously scheduled under the Master Agreement to go into effect on June 1, 2006. The Company expects the order will reduce its labor costs for employees covered by the collective bargaining agreement in the U.S. in May and June 2006. The IBT has appealed the order granted by the Bankruptcy Court and the appeal is pending. On June 8, 2006, the Company filed a motion with the Bankruptcy Court requesting that an order be entered extending the 10% reduction in wages earned under the Master Agreement through September 30, 2006, and allowing the Company to avoid paying the wage and cost of living increases as well as increases relating to health, welfare and pension obligations of the Company under the Master Agreement through September 30, 2006. The Bankruptcy Court previously entered an order allowing the Company to reduce wages earned under the Master Agreement for its employees represented by the IBT in the United States in the months of May and June by 10% and allowing the Company to forego wage and cost of living increases for the month of June 2006. The Company can provide no assurance that it will be able to obtain interim relief beyond June 30, 2006 as requested by this motion.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(19)	Industry Segment and Geographic Information
      In accordance with the requirements of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company has identified two reportable segments through which it conducts its operating activities: the Allied Automotive Group and the Axis Group. These two segments reflect the internal reporting used by management to assess performance and allocate resources. Allied Automotive Group is engaged in the business of transporting automobiles, light trucks, and SUVs from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. The Axis Group is engaged in the business of securing and managing vehicle distribution services, automobile inspections, auction and yard management services, vehicle tracking, vehicle accessorization, and dealer preparatory services for the automotive industry. The accounting policies for each segment are the same as those described in Note 2, Significant Accounting Policies. Except for the allocation of certain corporate overhead, the costs of operating each segment as well as the assets owned are primarily maintained and recorded directly within the respective segment.
      Set forth below is certain financial information related to these two segments and corporate/other for 2005, 2004 and 2003 (in thousands):

	Years Ended December 31,

	2005	2004	2003

Revenues — unaffiliated customers:
Allied Automotive Group	$865,427	$869,507	$836,835
Axis Group	27,507	25,706	28,628

Total	$892,934	$895,213	$865,463

Depreciation and amortization:
Allied Automotive Group	$27,160	$38,596	$39,427
Axis Group	1,609	1,938	2,887
Corporate/other	1,156	2,409	3,242

Total	$29,925	$42,943	$45,556

Operating (loss) income:
Allied Automotive Group	$(93,417)	$2,249	$11,655
Axis Group	4,306	(5,410)	4,476
Corporate/other	(5,965)	(9,880)	2,352

Total	(95,076)	(13,041)	18,483
Reconciling items:
Interest expense	(39,410)	(31,355)	(29,138)
Investment income	2,813	1,136	3,172
Foreign exchange gains, net	1,414	1,929	3,169
Other, net	834	(191)	1,976

Loss before reorganization items and income taxes	(129,425)	(41,522)	(2,338)
Reorganization items	(7,131)	—	—

Loss before income taxes	$(136,556)	$(41,522)	$(2,338)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2005	2004	2003

Total assets:
Allied Automotive Group	$233,394	$274,228	$282,735
Axis Group	22,141	19,690	31,993
Corporate/other	127,581	127,614	145,335

Total	$383,116	$421,532	$460,063

Capital expenditures:
Allied Automotive Group	$17,789	$21,309	$17,959
Axis Group	1,505	1,097	299
Corporate/other	111	136	297

Total	$19,405	$22,542	$18,555

      During the year ended December 31, 2005, the Allied Automotive Group recorded a non-cash goodwill impairment charge of $79.2 million (See Note 8) and a $15.8 million charge for a withdrawal liability related to multiemployer pension plans to which the Company contributes (See Note 16).
      During the year ended December 31, 2004, the Allied Automotive Group recorded a non-cash charge of $3.9 million related to the conclusion that self-insurance reserves could no longer be discounted, wrote off $1.1 million of tires, revised estimated useful lives of property and equipment and recorded depreciation expense of $4.2 million. Also during 2004, goodwill on the Axis Group was reduced by $8.3 million for an impairment charge. A non-cash charge of $7.1 million related to no longer discounting insurance reserves was recorded in Corporate/other.
      Geographic financial information for 2005, 2004, and 2003 is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Revenues:
United States	$719,760	$734,247	$707,068
Canada	173,174	160,966	158,395

Total	$892,934	$895,213	$865,463

	December 31,

	2005	2004	2003

Long-lived assets:
United States	$90,223	$97,621	$116,810
Canada	33,681	38,014	38,763

Total	$123,904	$135,635	$155,573

      Revenues are attributed to the respective countries based on the terminal that provides the service and long-lived assets consist of property and equipment.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Substantially all of the Company’s revenues and receivables are generated from the automotive industry. Set forth below is certain percentage data on Allied Automotive Group’s four largest customers:

	Years Ended
	December 31,

	2005	2004	2003

Revenues earned from Allied Automotive Group’s four largest customers:
General Motors Corporation	34%	35%	36%
Ford Motor Company	23%	24%	23%
DaimlerChrysler Corporation	14%	14%	13%
Toyota	11%	9%	8%

	82%	82%	80%

	December 31,

	2005	2004

Accounts receivable due from Allied Automotive Group’s four largest customers:
General Motors Corporation	29%	36%
Ford Motor Company	22%	18%
DaimlerChrysler Corporation	15%	17%
Toyota	11%	8%

	77%	79%

      Revenue percentages are based on Allied Automotive Group’s revenues; the accounts receivable percentages are based on Allied Automotive Group’s accounts receivable balances.
      A significant reduction in production, changes in product mix, plant closings, changes in production schedules, changes in the Automotive Group’s customers’ distribution strategies or the imposition of vendor price reductions by these manufacturers, the loss of General Motors Corporation, Ford Motor Company, DaimlerChrysler Corporation or Toyota or Honda as a customer, or a significant reduction in the services provided to any of these customers by the Automotive Group would have a material adverse effect on the Company’s operations. General Motors Corporation, DaimlerChrysler Corporation and Ford Motor Company, in particular, have publicly announced plans to significantly reduce vendor costs including those associated with transportation services. In addition, the Company’s two largest customers have recently announced plans regarding their intent to close certain production facilities, some of which the Company serves. A loss of volume would negatively impact the Company’s financial results. Also, see Note 18.

(20)	Stockholders’ Equity
      The Company has authorized 5,000,000 shares of preferred stock with no par value. None of these shares have been issued. The Board of Directors has the authority to issue these shares, fix dividends, determine voting rights, conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.
      The agreements governing the Company’s DIP Facility and its Senior Notes each contain covenants restricting the Company’s ability to pay dividends on its common stock (See Note 14). No cash dividends were declared or paid during the years ended December 31, 2005, 2004 and 2003.
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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Prior to 2000, the Company granted restricted stock to certain of its employees. None of this restricted stock was granted during the years ended December 31, 2005, 2004, or 2003. During the years ended December 31, 2004 and 2003, restricted shares totaling 4,195 and 3,590, respectively, were canceled. None were canceled during the year ended December 31, 2005. Compensation expense was recorded net of forfeitures over the five-year vesting period of the restricted stock. In connection with the vesting of awards of restricted stock, the Company recorded compensation expense of approximately $100,000 for each of the years ended December 31, 2004 and 2003. Common stock outstanding at December 31, 2005, 2004, and 2003 includes restricted stock of 118,122, 118,122 and 170,993, respectively.
      The Company has also awarded nonqualified and incentive stock options under its long-term incentive plan. The vesting period for each award varies from a minimum of two years to a maximum of five years and each award vests ratably by year over the vesting period. All options expire ten years from the date of the grant. Upon the consummation of a plan of reorganization, the rights and values of the Company’s current stock options could be modified significantly. As a result, the options could lose value, be rendered null and void, be replaced by new options or be otherwise impacted.
      The following table provides a summary of stock options plan activity for the years shown:

			Weighted
		Option Price	Average
	Shares	(Per Share)	Exercise Price

Outstanding as of December 31, 2002	1,612,300	$1.80-11.75	$3.45
Granted	138,000	$3.15-3.51	$3.36
Canceled	(10,333)	$2.60-5.15	$4.58
Exercised	(30,000)	$3.70	$3.70

Outstanding as of December 31, 2003	1,709,967	$1.80-11.75	$3.65
Granted	163,500	$5.50-6.65	$6.37
Canceled	(191,467)	$2.35-11.75	$6.16
Exercised	(93,333)	$2.35-5.00	$2.79

Outstanding as of December 31, 2004	1,588,667	$1.80-10.37	$3.68
Granted	210,000	$3.68-4.16	$4.07
Canceled	(226,000)	$2.35-9.50	$4.12
Exercised	—	—	—

Outstanding as of December 31, 2005	1,572,667	$1.80-10.37	$3.67

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003

Options exercisable at year-end	1,253,499	1,258,823	1,122,319
Weighted-average exercise price of options exercisable at year-end	$3.42	$3.33	$3.67
Per share weighted-average fair value of options granted during the year	$3.07	$4.65	$3.36
      The following table sets forth the exercise price range, number of shares, weighted-average exercise price, remaining contractual lives and options exercisable by groups of similar price and grant date:

	Options Outstanding at			Options Exercisable at
	December 31, 2005			December 31, 2005

			Weighted
			Average
		Weighted	Remaining		Weighted
		Average	Contractual		Average
	Number of	Exercise	Life	Number of	Exercise
Range of Exercise Prices	Shares	Price	(Years)	Shares	Price

$1.80 — 3.70	1,040,167	$2.78	6.06	979,998	$2.74
$4.16 — 7.06	517,500	$5.25	7.53	258,501	$5.60
$9.50 — 11.75	15,000	$10.38	2.67	15,000	$10.38

	1,572,667		6.51	1,253,499	$3.42

(21)	Quarterly Financial Data (Unaudited)

	2005

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Revenues	$220,950	$232,554	$203,090	$236,340
Operating loss	(1,881)	(72,088)	(5,197)	(15,910)
Net loss	(10,058)	(75,050)	(15,996)	(24,620)
Net loss per share:
Basic and diluted	$(1.13)	$(8.36)	$(1.78)	$(2.74)
Average shares outstanding:
Basic and diluted	8,940	8,980	8,980	8,980

	2004

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Revenues	$212,244	$236,616	$207,599	$238,754
Operating (loss) income	(1,482)	4,659	(781)	(15,437)
Net loss	(9,048)	(3,753)	(7,634)	(33,448)
Net loss per share:
Basic and diluted	$(1.03)	$(0.43)	$(0.87)	$(3.75)
Average shares outstanding:
Basic and diluted	8,789	8,704	8,791	8,910
      During the second quarter of 2005, the Allied Automotive Group recorded a non-cash goodwill impairment charge of $79.2 million (See Note 8) and during the fourth quarter of 2005, a $15.8 million charge related to withdrawal liabilities related to multiemployer pension plans to which the Company contributes (See Note 16).

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the fourth quarter of 2004, the Company recorded a non-cash charge of $11.0 million related to the conclusion that self-insurance reserves could no longer be discounted, wrote-off $1.1 million of tires, revised estimated useful lives of property and equipment and recorded depreciation expense of $4.2 million. In addition, the Company recorded a non-cash charge of $8.3 million related to the impairment of goodwill and increased the valuation allowance against its deferred tax assets by $11.3 million.
      Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share will not necessarily equal the total computed for the year.

(22)	Supplemental Guarantor Information
      Substantially all of the subsidiaries of the Company, the Guarantor Subsidiaries, guarantee the Company’s obligations under the Senior Notes. The guarantees are full and unconditional. The Guarantors are jointly and severally liable for the Company’s obligations under the Senior Notes and there are no restrictions on the ability of the Guarantors to make distributions to the Company. The Company owns 100% of the Guarantor Subsidiaries. See Note 14 for a description of the Senior Notes and a listing of the Nonguarantor Subsidiaries.
      The following consolidating balance sheet information, statement of operations information, and statement of cash flows information present the financial statement information of the parent company and the combined financial statement information of the Guarantor Subsidiaries and Nonguarantor Subsidiaries.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The supplemental consolidating balance sheet information as of December 31, 2005 is as follows (in thousands):
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
December 31, 2005

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Current assets:
Cash and cash equivalents	$—	$730	$3,387	$—	$4,117
Restricted cash, cash equivalents and other time deposits	—	—	32,830	—	32,830
Receivables, net of allowances	—	59,896	1,531	—	61,427
Inventories	—	5,132	—	—	5,132
Deferred income taxes	151	—	(23)	—	128
Prepayments and other current assets	3,364	52,535	3,535	—	59,434

Total current assets	3,515	118,293	41,260	—	163,068
Property and equipment, net of accumulated depreciation	3,762	116,450	3,692	—	123,904
Goodwill, net	—	3,545	—	—	3,545
Other assets:
Restricted cash, cash equivalents and other time deposits	—	—	69,764	—	69,764
Other noncurrent assets	11,826	10,541	468	—	22,835
Intercompany receivables (payables)	76,862	(76,862)	—	—	—
Investment in subsidiaries	(95,374)	5,282	—	90,092	—

Total other assets	(6,686)	(61,039)	70,232	90,092	92,599

Total assets	$591	$177,249	$115,184	$90,092	$383,116

Current liabilities not subject to compromise:
Debtor-in-possession credit facility	$151,997	$—	$—	$—	$151,997
Accounts and notes payable	3,764	52,682	750	—	57,196
Intercompany (receivables) payables	(133,008)	117,201	15,807	—	—
Accrued liabilities	5,027	50,812	27,478	—	83,317

Total current liabilities	27,780	220,695	44,035	—	292,510

Long-term liabilities not subject to compromise:
Postretirement benefits other than pensions	—	4,412	—	—	4,412
Deferred income taxes	143	—	—	—	143
Other long-term liabilities	2,521	19,608	51,967	—	74,096

Total long-term liabilities	2,664	24,020	51,967	—	78,651

Liabilities subject to compromise	157,514	41,808	—	—	199,322
Commitments and contingencies	—	—	—	—	—
Stockholders’ (deficit) equity:
Preferred stock, no par value	—	—	—	—	—
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	48,545	166,130	2,488	(168,618)	48,545
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(214,631)	(261,466)	16,694	244,772	(214,631)
Accumulated other comprehensive loss, net of tax	(20,574)	(13,938)	—	13,938	(20,574)

Total stockholders’ (deficit) equity	(187,367)	(109,274)	19,182	90,092	(187,367)

Total liabilities and stockholders’ (deficit) equity	$591	$177,249	$115,184	$90,092	$383,116

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The supplemental consolidating balance sheet information as of December 31, 2004 is as follows (in thousands):
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
December 31, 2004

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Current assets:
Cash and cash equivalents	$—	$533	$1,983	$—	$2,516
Restricted cash, cash equivalents and other time deposits	—	—	27,378	—	27,378
Receivables, net of allowances	—	55,407	1,902	—	57,309
Inventories	—	4,649	—	—	4,649
Deferred income taxes	2,927	1,705	—	—	4,632
Prepayments and other current assets	1,699	10,465	250	—	12,414

Total current assets	4,626	72,759	31,513	—	108,898
Property and equipment, net of accumulated depreciation	4,744	127,676	3,215	—	135,635
Goodwill, net	1,515	82,462	—	—	83,977
Other assets:
Restricted cash, cash equivalents and other time deposits	—	—	55,502	—	55,502
Other noncurrent assets	31,995	4,907	618	—	37,520
Deferred income taxes	17,843	—	—	(17,843)	—
Intercompany receivables (payables)	75,147	(72,978)	(2,169)	—	—
Investment in subsidiaries	(9,070)	6,170	—	2,900	—

Total other assets	115,915	(61,901)	53,951	(14,943)	93,022

Total assets	$126,800	$220,996	$88,679	$(14,943)	$421,532

Current liabilities:
Current portion of long-term debt	$—	$13,500	$—	$—	$13,500
Borrowings under pre-petition revolving credit facility	—	2,972	—	—	2,972
Accounts and notes payable	3,818	30,696	176	—	34,690
Intercompany payables (receivables)	6,956	(6,956)	—	—	—
Accrued liabilities	7,067	47,923	30,473	—	85,463

Total current liabilities	17,841	88,135	30,649	—	136,625

Long-term liabilities:
Long-term debt, less current portion	150,000	84,766	—	—	234,766
Postretirement benefits other than pensions	—	5,082	—	—	5,082
Deferred income taxes	—	33,990	17	(17,843)	16,164
Other long-term liabilities	508	33,595	36,341	—	70,444

Total long-term liabilities	150,508	157,433	36,358	(17,843)	326,456

Commitments and contingencies	—	—	—	—	—
Stockholders’ (deficit) equity:
Preferred stock, no par value	—	—	—	—	—
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	48,421	166,130	2,488	(168,618)	48,421
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(88,907)	(179,239)	19,184	160,055	(88,907)
Accumulated other comprehensive loss, net of tax	(356)	(11,463)	—	11,463	(356)

Total stockholders’ (deficit) equity	(41,549)	(24,572)	21,672	2,900	(41,549)

Total liabilities and stockholders’ (deficit) equity	$126,800	$220,996	$88,679	$(14,943)	$421,532

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The supplemental consolidating statement of operations information for the year ended December 31, 2005 is as follows (in thousands):
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Year Ended December 31, 2005

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Revenues	$31,229	$890,884	$40,172	$(69,351)	$892,934

Operating expenses:
Salaries, wages and fringe benefits	4,955	479,686	26,948	(28,980)	482,609
Operating supplies and expenses	13,914	166,145	422	—	180,481
Purchased transportation	—	119,412	19	—	119,431
Insurance and claims	—	36,422	14,753	(9,142)	42,033
Operating taxes and licenses	186	29,655	—	—	29,841
Depreciation and amortization	1,156	28,216	553	—	29,925
Rents	1,537	5,950	13	—	7,500
Communications and utilities	3,284	2,769	37	—	6,090
Other operating expenses	7,860	34,983	183	(31,229)	11,797
Impairment of goodwill	1,515	77,657	—	—	79,172
Gain on disposal of operating assets, net	—	(869)	—	—	(869)

Total operating expenses	34,407	980,026	42,928	(69,351)	988,010

Operating loss	(3,178)	(89,142)	(2,756)	—	(95,076)

Other income (expense):
Interest expense	(6,301)	(32,857)	(252)	—	(39,410)
Investment income	—	40	2,773	—	2,813
Foreign exchange (losses) gains, net	(92)	1,177	329	—	1,414
Other, net	(5,968)	6,802	—	—	834
Equity in (losses) earnings of subsidiaries	(83,826)	506	—	83,320	—

Total other income (expense)	(96,187)	(24,332)	2,850	83,320	(34,349)

(Loss) income before reorganization items and income taxes	(99,365)	(113,474)	94	83,320	(129,425)
Reorganization items	(6,505)	(625)	(1)	—	(7,131)

(Loss) income before income taxes	(105,870)	(114,099)	93	83,320	(136,556)
Income tax (expense) benefit	(19,854)	31,875	(1,189)	—	10,832

Net loss	$(125,724)	$(82,224)	$(1,096)	$83,320	$(125,724)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The supplemental consolidating statement of operations information for the year ended December 31, 2004 is as follows (in thousands):
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Year Ended December 31, 2004

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$36,209	$893,620	$41,126	$(75,742)	$895,213

Operating expenses:
Salaries, wages and fringe benefits	6,211	470,171	22,094	(9,748)	488,728
Operating supplies and expenses	13,527	148,459	280	—	162,266
Purchased transportation	—	111,214	—	—	111,214
Insurance and claims	—	42,343	28,263	(29,785)	40,821
Operating taxes and licenses	173	29,631	—	—	29,804
Depreciation and amortization	2,409	40,055	479	—	42,943
Rents	2,691	5,860	5	—	8,556
Communications and utilities	3,623	2,697	22	—	6,342
Other operating expenses	6,446	39,680	207	(36,209)	10,124
Impairment of goodwill	—	8,295	—	—	8,295
Gain on disposal of operating assets, net	—	(839)	—	—	(839)

Total operating expenses	35,080	897,566	51,350	(75,742)	908,254

Operating (loss) income	1,129	(3,946)	(10,224)	—	(13,041)

Other income (expense):
Interest expense	(2,226)	(28,821)	(308)	—	(31,355)
Investment income	—	40	1,096	—	1,136
Foreign exchange gain (loss)	—	1,938	(9)	—	1,929
Other, net	—	(191)	—	—	(191)
Equity in (losses) earnings of subsidiaries	(41,217)	517	—	40,700	—

Total other income (expense)	(43,443)	(26,517)	779	40,700	(28,481)

Loss before income taxes	(42,314)	(30,463)	(9,445)	40,700	(41,522)
Income tax benefit (expense)	(11,569)	(286)	(506)	—	(12,361)

Net (loss) income	$(53,883)	$(30,749)	$(9,951)	$40,700	$(53,883)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The supplemental consolidating statement of operations information for the year ended December 31, 2003 is as follows (in thousands):
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Year Ended December 31, 2003

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$36,519	$864,045	$36,706	$(71,807)	$865,463

Operating expenses:
Salaries, wages, and fringe benefits	13,174	456,366	—	—	469,540
Operating supplies and expenses	9,226	129,091	195	—	138,512
Purchased transportation	—	99,604	—	—	99,604
Insurance and claims	—	41,162	32,294	(35,288)	38,168
Operating taxes and licenses	244	30,132	—	—	30,376
Depreciation and amortization	3,242	41,843	471	—	45,556
Rents	1,523	4,561	6	—	6,090
Communications and utilities	4,451	2,673	14	—	7,138
Other operating expenses	5,066	41,848	276	(36,519)	10,671
Loss on disposal of operating assets, net	—	1,325	—	—	1,325

Total operating expenses	36,926	848,605	33,256	(71,807)	846,980

Operating income (loss)	(407)	15,440	3,450	—	18,483

Other income (expense):
Interest expense	(7,109)	(21,780)	(249)	—	(29,138)
Investment income	—	68	3,104	—	3,172
Foreign exchange gain (loss)	—	3,203	(34)	—	3,169
Other, net	1,976	—	—	—	1,976
Equity in earnings of subsidiaries	2,355	515	—	(2,870)	—

Total other income (expense)	(2,778)	(17,994)	2,821	(2,870)	(20,821)

(Loss) income before income taxes	(3,185)	(2,554)	6,271	(2,870)	(2,338)
Income tax benefit (expense)	(5,419)	315	(1,162)	—	(6,266)

Net (loss) income	$(8,604)	$(2,239)	$5,109	$(2,870)	$(8,604)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The supplemental consolidating statement of cash flows information for the year ended December 31, 2005 is as follows (in thousands):
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Year Ended December 31, 2005

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities:
Net loss	$(125,724)	$(82,224)	$(1,096)	$83,320	$(125,724)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Write-off and amortization of deferred financing costs	8,631	—	—	—	8,631
Depreciation and amortization	1,156	28,216	553	—	29,925
Impairment of goodwill	1,515	77,657	—	—	79,172
Reorganization items	6,505	625	1	—	7,131
Gain on disposal of assets and other, net	—	(1,703)	—	—	(1,703)
Foreign exchange gains	—	(1,414)	—	—	(1,414)
Deferred income taxes	21,018	(32,285)	6	—	(11,261)
Equity in losses (earnings) of subsidiaries	83,826	(506)	—	(83,320)	—
Change in operating assets and liabilities:
Receivables, net of allowances	—	(3,083)	371	—	(2,712)
Inventories	—	(623)	—	—	(623)
Prepayments and other assets	(1,892)	(26,862)	(3,285)	—	(32,039)
Accounts and notes payable	499	11,972	574	—	13,045
Intercompany payables/receivables	(1,765)	(10,479)	12,244	—	—
Accrued liabilities	2,809	(9,921)	12,630	—	5,518

Net cash (used in) provided by operating activities before payment of reorganization items	(3,422)	(50,630)	21,998	—	(32,054)
Reorganization items paid	(2,789)	(149)	(1)	—	(2,939)

Net cash (used in) provided by operating activities	(6,211)	(50,779)	21,997	—	(34,993)

Cash flows from investing activities:
Purchases of property and equipment	(110)	(18,416)	(879)	—	(19,405)
Proceeds from sales of property and equipment	—	3,253	—	—	3,253
Proceeds from sale of equity in subsidiaries	—	2,000	—	—	2,000
Increase in restricted cash, cash equivalents and other time deposits	—	—	(19,714)	—	(19,714)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Funds deposited with insurance carriers	—	(9,766)	—	—	(9,766)
Funds returned from insurance carriers	—	5,969	—	—	5,969
Decrease in the cash surrender value of life insurance	46	—	—	—	46

Net cash used in investing activities	(64)	(16,960)	(20,593)	—	(37,617)

Cash flows from financing activities:
Additions to debtor-in-possession revolving credit facility, net	51,997	—	—	—	51,997
Additions to debtor-in-possession facility term borrowings	100,000	—	—	—	100,000
Repayments of revolving credit facilities, net	—	(2,972)	—	—	(2,972)
Additions to pre-petition debt	—	25,000	—	—	25,000
Repayment of pre-petition debt	—	(123,266)	—	—	(123,266)
Intercompany loan for settlement of Pre-petition Facility	(138,200)	138,200	—	—	—
Payment of deferred financing costs	(7,646)	(625)	—	—	(8,271)
Proceeds from insurance financing arrangements	—	42,401	—	—	42,401
Repayments of insurance financing arrangements	—	(10,827)	—	—	(10,827)
Proceeds from issuance of common stock	124	—	—	—	124

Net cash provided by (used in) financing activities	6,275	67,911	—	—	74,186

Effect of exchange rate changes on cash and cash equivalents	—	25	—	—	25

Net change in cash and cash equivalents	—	197	1,404	—	1,601
Cash and cash equivalents at beginning of year	—	533	1,983	—	2,516

Cash and cash equivalents at end of year	$—	$730	$3,387	$—	$4,117

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The supplemental consolidating statement of cash flows information for the year ended December 31, 2004 is as follows (in thousands):
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Year Ended December 31, 2004

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(53,883)	$(30,749)	$(9,951)	$40,700	$(53,883)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	2,797	—	—	—	2,797
Depreciation and amortization	2,409	40,055	479	—	42,943
Impairment of goodwill	—	8,295	—	—	8,295
Gain on disposal of assets and other, net	—	(839)	—	—	(839)
Foreign exchange gain, net	—	(1,929)	—	—	(1,929)
Deferred income taxes	11,623	(365)	17	—	11,275
Compensation expense related to stock options and grants	321	—	—	—	321
Equity in losses (earnings) of subsidiaries	41,217	(517)	—	(40,700)	—
Change in operating assets and liabilities:
Receivables, net of allowances	—	(3,973)	(754)	—	(4,727)
Inventories	—	414	—	—	414
Prepayments and other assets	(4,707)	(1,622)	3,057	—	(3,272)
Accounts and notes payable	1,643	(3,494)	104	—	(1,747)
Intercompany payables	(1,144)	9,652	(8,508)	—	—
Accrued liabilities	(1,250)	(3,520)	18,630	—	13,860

Net cash (used in) provided by operating activities	(974)	11,408	3,074	—	13,508

Cash flows from investing activities:
Purchases of property and equipment	(137)	(21,677)	(728)	—	(22,542)
Proceeds from sale of property and equipment	—	3,040	—	—	3,040
(Increase) decrease in restricted cash and cash equivalents	—	—	(796)	—	(796)
Funds deposited with insurance carriers	—	(32,072)	—	—	(32,072)
Funds returned from insurance carriers	—	34,995	—	—	34,995
(Increase) decrease in cash surrender value of life insurance	(27)	—	—	—	(27)

Net cash provided by (used in) investing activities	(164)	(15,714)	(1,524)	—	(17,402)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Cash flows from financing activities:
Additions to revolving credit facility, net	—	2,972	—	—	2,972
Additions to pre-petition debt	—	20,000	—	—	20,000
Repayment of pre-petition debt	—	(18,234)	—	—	(18,234)
Payment of deferred financing costs	—	(475)	—	—	(475)
Proceeds from insurance financing arrangements	—	31,252	—	—	31,252
Repayments of insurance financing arrangements	—	(32,634)	—	—	(32,634)
Proceeds from issuance of common stock	589	—	—	—	589

Net cash provided by (used in) financing activities	589	2,881	—	—	3,470

Effect of exchange rate changes on cash and cash equivalents	—	792	—	—	792

Net change in cash and cash equivalents	(549)	(633)	1,550	—	368
Cash and cash equivalents at beginning of year	549	1,166	433	—	2,148

Cash and cash equivalents at end of year	$—	$533	$1,983	$—	$2,516

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The supplemental consolidating statement of cash flows information for the year ended December 31, 2003 is as follows (in thousands):
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Year Ended December 31, 2003

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(8,604)	$(2,239)	$5,109	$(2,870)	$(8,604)
Adjustments to reconcile net loss (income) to net cash provided by operating activities:
Interest expense paid in kind	—	1,065	—	—	1,065
Amortization of deferred financing costs	3,697	—	—	—	3,697
Depreciation and amortization	3,242	41,843	471	—	45,556
Loss on disposal of assets and other, net	—	1,325	—	—	1,325
Foreign exchange gain (loss), net	—	(3,203)	34	—	(3,169)
Deferred income taxes	17,250	(9,888)	(448)	—	6,914
Compensation expense related to stock options and grants	260	—	—	—	260
Equity in earnings of subsidiaries	(2,355)	(515)	—	2,870	—
Amortization of Teamsters Union contract costs	—	1,000	—	—	1,000
Change in operating assets and liabilities:
Receivables, net of allowances	—	7,017	1,361	—	8,378
Inventories	—	272	—	—	272
Prepayments and other assets	1,767	1,015	(2,940)	—	(158)
Accounts and notes payable	(1,187)	(2,104)	(221)	—	(3,512)
Intercompany receivables (payables), net	(8,002)	(2,766)	10,768	—	—
Accrued liabilities	(1,961)	(13,681)	(544)	—	(16,186)

Net cash provided by operating activities	4,107	19,141	13,590	—	36,838

Cash flows from investing activities:
Purchases of property and equipment	(297)	(18,143)	(115)	—	(18,555)
Intercompany sale of property and equipment	(682)	682	—	—	—
Proceeds from sale of property and equipment	—	685	—	—	685
(Increase) decrease in restricted cash and cash equivalents	—	—	(81,279)	—	(81,279)
(Increase) decrease in restricted investments	—	—	60,732	—	60,732
Funds deposited with insurance carriers	—	(22,680)	—	—	(22,680)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Funds returned from insurance carriers	—	19,560	—	—	19,560
Decrease in cash surrender value of life insurance	2	—	—	—	2

Net cash used in investing activities	(977)	(19,896)	(20,662)	—	(41,535)

Cash flows from financing activities:
(Repayments) additions to revolving credit facilities, net	—	(24,635)	—	—	(24,635)
Additions to pre-petition debt	—	99,875	—	—	99,875
Repayment of pre-petition debt	—	(78,280)	—	—	(78,280)
Payment of deferred financing costs	(3,038)	—	—	—	(3,038)
Proceeds from insurance financing arrangements	—	19,313	—	—	19,313
Repayments of insurance financing arrangements	—	(17,634)	—	—	(17,634)
Proceeds from issuance of common stock	450	—	—	—	450

Net cash used in financing activities	(2,588)	(1,361)	—	—	(3,949)

Effect of exchange rate changes on cash and cash equivalents	—	1,346	—	—	1,346

Net change in cash and cash equivalents	542	(770)	(7,072)	—	(7,300)
Cash and cash equivalents at beginning of year	7	1,936	7,505	—	9,448

Cash and cash equivalents at end of year	$549	$1,166	$433	$—	$2,148

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003

	Balance at			Balance at
	Beginning of			End of
Classification	Year	Additions(a)	Deductions(b)	Year

	(In thousands)
Allowance for billing adjustments and doubtful accounts:
Year ended December 31, 2005	$2,156	$486	$(424)	$2,218
Year ended December 31, 2004	3,575	491	(1,910)	2,156
Year ended December 31, 2003	5,587	2,024	(4,036)	3,575

(a)	Additions are recorded as reductions of revenue as they primarily represent billing adjustments.

(b)	Billing adjustments and write-off of uncollectible accounts.

S-1