Form 10-Q
period 2006-03-31
ALLIED HOLDINGS INC
filed 2006-08-14
CIK 909950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 —
For the quarterly period ended March 31, 2006
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
☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934).
Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

Outstanding common stock, no par value at August 8, 2006	8,980,329

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$2,882	$4,117
Restricted cash, cash equivalents and other time deposits	32,827	32,830
Receivables, net of allowances of $2,225 and $2,218 as of March 31, 2006 and December 31, 2005, respectively	59,402	61,427
Inventories	5,149	5,132
Deferred income taxes	202	128
Prepayments and other current assets	49,027	59,434

Total current assets	149,489	163,068
Property and equipment, net of accumulated depreciation	122,762	123,904
Goodwill, net	3,545	3,545
Other assets:
Restricted cash, cash equivalents and other time deposits	69,758	69,764
Other noncurrent assets	24,533	22,835

Total other assets	94,291	92,599

Total assets	$370,087	$383,116

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities not subject to compromise:
Debtor-in-possession credit facility	$150,496	$151,997
Accounts and notes payable	49,763	57,196
Accrued liabilities	89,604	83,317

Total current liabilities	289,863	292,510

Long-term liabilities not subject to compromise:
Postretirement benefits other than pensions	4,309	4,412
Deferred income taxes	218	143
Other long-term liabilities	71,957	74,096

Total long-term liabilities	76,484	78,651
Liabilities subject to compromise	199,246	199,322
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, no par value. Authorized 5,000 shares; none outstanding	—	—
Common stock, no par value. Authorized 20,000 shares; 8,980 shares outstanding at March 31, 2006 and December 31, 2005	—	—
Additional paid-in capital	48,638	48,545
Treasury stock, 139 shares at cost	(707)	(707)
Accumulated deficit	(222,919)	(214,631)
Accumulated other comprehensive loss, net of tax	(20,518)	(20,574)

Total stockholders’ deficit	(195,506)	(187,367)

Total liabilities and stockholders’ deficit	$370,087	$383,116

See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues	$240,828	$220,950

Operating expenses:
Salaries, wages, and fringe benefits	125,613	121,228
Operating supplies and expenses	48,662	41,509
Purchased transportation	30,908	28,861
Insurance and claims	10,933	8,883
Operating taxes and licenses	7,698	7,774
Depreciation and amortization	7,216	8,192
Rents	1,753	1,849
Communications and utilities	1,937	1,911
Other operating expenses	2,065	2,580
(Gain) loss on disposal of operating assets, net	(54)	44

Total operating expenses	236,731	222,831

Operating income (loss)	4,097	(1,881)

Other income (expense):
Interest expense (excludes contractual interest of $3,234 in 2006)	(9,541)	(8,212)
Investment income	1,036	438
Foreign exchange losses, net	(170)	(199)

Total other income (expense)	(8,675)	(7,973)

Loss before reorganization items and income taxes	(4,578)	(9,854)
Reorganization items	(3,583)	—

Loss before income taxes	(8,161)	(9,854)
Income tax expense	(127)	(204)

Net loss	$(8,288)	$(10,058)

Basic and diluted loss per common share:
Net loss:
Basic and diluted	$(0.92)	$(1.13)

Weighted average common shares outstanding:
Basic and diluted	8,980	8,940

See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,288)	$(10,058)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	3,631	747
Depreciation and amortization	7,216	8,192
Reorganization items	3,583	—
(Gain) loss on disposal of assets	(54)	44
Foreign exchange losses	170	199
Deferred income taxes	1	(104)
Stock-based compensation expense	93	—
Change in operating assets and liabilities:
Receivables, net of allowances	2,011	959
Inventories	(19)	(159)
Prepayments and other assets	3,697	(5,895)
Accounts and notes payable	(247)	(1,298)
Accrued liabilities	4,213	14,124

Net cash provided by operating activities before payment of reorganization items	16,007	6,751
Reorganization items paid	(2,936)	—

Net cash provided by operating activities	13,071	6,751

Cash flows from investing activities:
Purchases of property and equipment	(6,216)	(4,825)
Proceeds from sales of property and equipment	149	252
Decrease (increase) in restricted cash, cash equivalents and other time deposits	9	(10,353)
Funds deposited with insurance carriers	(574)	(7,357)
Funds returned from insurance carriers	1,908	1,609

Net cash used in investing activities	(4,724)	(20,674)

Cash flows from financing activities:
Repayment of debtor-in-possession revolving credit facility, net	(1,501)	—

Additions to pre-petition revolving credit facilities, net	—	13,843
Repayment of pre-petition debt	—	(4,165)
Proceeds from insurance financing arrangements	178	8,031
Repayments of insurance financing arrangements	(8,182)	(2,601)
Proceeds from issuance of common stock	—	43

Net cash (used in) provided by financing activities	(9,505)	15,151

Effect of exchange rate changes on cash and cash equivalents	(77)	178

Net change in cash and cash equivalents	(1,235)	1,406
Cash and cash equivalents at beginning of period	4,117	2,516

Cash and cash equivalents at end of period	$2,882	$3,922

Supplemental cash flow information:
Cash paid during the period for:
Interest	$5,223	$4,401
Income taxes, net	150	80
See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Throughout this Quarterly Report on Form 10-Q, we will use the terms “we,” “our,” “us” and “Allied” to refer to Allied Holdings, Inc. (a Georgia corporation) and its subsidiaries on a consolidated basis and, as the context requires, to Allied Holdings, Inc. and its subsidiaries that filed for Chapter 11 pursuant to the U.S Bankruptcy Code.)
(1) Organization and Operations
Company Overview
We are a vehicle-hauling company providing a range of logistics and other support services to the automotive industry. Our principal operating divisions are Allied Automotive Group, Inc. (Allied Automotive Group) and Axis Group, Inc. (Axis Group). Allied Automotive Group, through its subsidiaries, is engaged in the business of transporting automobiles, light trucks, and sport utility vehicles (“SUVs”) from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group, through its subsidiaries, is engaged in the business of securing and managing vehicle distribution services, automobile inspections, auction and yard management services, vehicle tracking, vehicle accessorization, and dealer preparatory services for the automotive industry.
Chapter 11 Overview
On July 31, 2005 (“the Petition Date”), Allied Holdings, Inc. and substantially all of its subsidiaries (the “Debtors”) filed voluntary petitions seeking protection under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”). Our captive insurance company, Haul Insurance Limited, as well as our subsidiaries in Mexico and Bermuda (the “Non-debtors”) were not included in the Chapter 11 filings. Our Canadian subsidiaries obtained approval for creditor protection under the Companies Creditors’ Arrangement Act in Canada and are included among the subsidiaries that filed voluntary petitions seeking bankruptcy protection. Like Chapter 11, the Companies Creditors Arrangement Act in Canada allows for reorganization under the protection of the court system.
The Debtors are currently operating their business as debtors-in-possession under the jurisdiction of the U.S. Bankruptcy Court for the Northern District of Georgia (“Bankruptcy Court”) and cannot engage in transactions considered to be outside of the ordinary course of business without obtaining Bankruptcy Court approval. We currently have the exclusive right to file a plan of reorganization until November 1, 2006 and to solicit acceptance of the plan through January 2, 2007. The exclusively date can be extended at our request, if approved by the Bankruptcy Court. However, we can provide no assurance as to whether any request to extend the exclusivity date will be approved. Proceedings between the Petition Date and the date that the plan of reorganization is consummated will be referred to as the Chapter 11 Proceedings. See Note 3 for other disclosures required by entities in reorganization under the Bankruptcy Code.
(2) Accounting and Reporting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and are based on the instructions to Form 10-Q and Regulation S-X. They do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed in this report, there have been no material changes in the information that we disclosed in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. These interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. As a result of our Chapter 11 filing, we have applied the guidance in the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The accompanying unaudited consolidated financial statements have been prepared on the going concern basis, which assumes that we will continue in operation for the foreseeable future and will realize our assets and discharge our post-petition liabilities in the ordinary course of business. However, continuation as a going concern is predicated upon, among other things, the confirmation of a plan of reorganization, compliance with the provisions of the debtor-in-possession facility (See Note 11), our ability to reach an agreement with the International Brotherhood of Teamsters (“IBT” or “Teamsters”) on a new collective bargaining agreement, our ability to generate sufficient cash from operations, our ability to obtain financing sufficient to satisfy our future obligations and our ability to comply with the terms of the ultimate plan of reorganization. The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern, nor do they include any adjustments to the carrying values of assets and liabilities that might be required as a result of the plan of reorganization. A plan of reorganization could substantially change the amounts currently recorded in the accompanying unaudited consolidated financial statements. Asset and liability carrying amounts do not purport to represent the realizable or settlement values that will be reflected in the plan of reorganization and it is not possible to estimate the impact of the Chapter 11 Proceedings on our financial statements. As a result of the Chapter 11 Proceedings, we may take, or be required to take, actions that may cause assets to be realized or liabilities to be settled for amounts other than those reflected in the financial statements.
Certain reclassifications have been made to the prior period financial statements in order to conform to the current period presentation.
Use of Estimates and Seasonality
The preparation of financial statements in accordance with GAAP requires that management make a number of estimates and assumptions relating to the reported amount of assets and liabilities and disclosures about contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the period. Significant items subject to estimates and assumptions include the carrying amounts of property and equipment and goodwill; valuation allowances for receivables and deferred income tax assets; self-insurance reserves, assets and obligations related to employee benefits; liabilities subject to compromise; and reorganization items. Actual results could differ from those estimates.
Our revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters. The volume of vehicles shipped during the second and fourth quarters is generally higher due to the introduction of new customer models which are shipped to dealers during those periods as well as to the higher spring and early summer sales of automobiles, light trucks and SUVs. During the first and third quarters, vehicle shipments typically decline due to lower sales volume during those periods and scheduled original equipment manufacturer (“OEM”) plant shutdowns, which generally occur in the third quarter. As a result of these and other factors, our operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
(3) Accounting for Reorganization
As a result of our Chapter 11 filing, we have applied the guidance in SOP 90-7 in the preparation of the accompanying unaudited consolidated financial statements. SOP 90-7 does not change the application of GAAP in the preparation of financial statements. However, SOP 90-7 does require that financial statements, for periods including and subsequent to the filing of a Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business and also that liabilities subject to compromise be segregated from those not subject to compromise. In accordance with SOP 90-7 we have:
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
The bar date set by the Bankruptcy Court for the submission of claims by creditors was February 17, 2006. A number of proofs of claim were filed against the Debtors by various creditors and security holders and we have not reconciled these claims to our records. As part of the claims reconciliation process, the Debtors will review these claims for validity. As claims are reconciled, the Debtors may need to record additional liabilities subject to compromise. Adjustments arising out of the claims reconciliation process could have a material effect on the financial statements.
We ceased the recording of interest on liabilities subject to compromise, primarily the Senior Notes, as of the Petition Date. Contractual interest on the Senior Notes in excess of reported interest was approximately $3.2 million for the three months ended March 31, 2006 and $8.6 million since the Petition Date, excluding any potential compound or default interest arising from events of default related to the Chapter 11 Proceedings.
Liabilities subject to compromise are as follows at March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Accounts payable	$24,843	$24,922
Senior Notes	150,000	150,000
Accrued interest on Senior Notes	4,313	4,313
Multiemployer pension withdrawal liabilities	15,847	15,847
Accrued claims and insurance reserves	3,112	3,109
Other accrued liabilities	1,131	1,131

	$199,246	$199,322

Reorganization Items
Reorganization items are presented separately in the accompanying unaudited consolidated statements of operations and represent expenses that we have identified as directly relating to the Chapter 11 Proceedings. These items for the three months ended March 31, 2006 are summarized as follows (in thousands):

Legal and professional fees	$2,678
Employee retention plan	817
Other reorganization items	88

$3,583

Condensed Financial Statement Information of the Debtors and Non-debtors
As disclosed above, our captive insurance company, Haul Insurance Limited, as well as our subsidiaries in Mexico and Bermuda (the “Non-debtors”) were not among the subsidiaries that filed for Chapter 11. Presented below are unaudited condensed consolidating financial statement information of the subsidiaries that filed for Chapter 11 (identified in the tables as “the Debtors”) and the Non-debtors:

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Condensed Consolidating Balance Sheet Information
March 31, 2006
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Current assets	$110,082	$39,371	$36	$149,489
Intercompany receivables (payables)	15,035	(15,035)	—	—
Property and equipment, net	119,168	3,594	—	122,762
Goodwill, net	3,545	—	—	3,545
Investment in related party	22,355	6,223	(28,578)	—
Other assets	24,103	70,188	—	94,291

Total assets	$294,288	$104,341	$(28,542)	$370,087

Liabilities not subject to compromise:
Current liabilities	$264,638	$25,423	$(198)	$289,863
Other noncurrent liabilities	24,970	51,514	—	76,484
Liabilities subject to compromise	199,246	—	—	199,246
Stockholders’ (deficit) equity	(194,566)	27,404	(28,344)	(195,506)

Total liabilities and stockholders’ (deficit) equity	$294,288	$104,341	$(28,542)	$370,087

Condensed Consolidating Balance Sheet Information
December 31, 2005
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Current assets	$121,807	$41,261	$—	$163,068
Intercompany receivables (payables)	14,744	(14,744)	—	—
Property and equipment, net	120,212	3,692	—	123,904
Goodwill, net	3,545	—	—	3,545
Investment in related party	21,169	6,223	(27,392)	—
Other assets	22,366	70,233	—	92,599

Total assets	$303,843	$106,665	$(27,392)	$383,116

Liabilities not subject to compromise:
Current liabilities	$264,265	$28,245	$—	$292,510
Other noncurrent liabilities	26,684	51,967	—	78,651
Liabilities subject to compromise	199,322	—	—	199,322
Stockholders’ (deficit) equity	(186,428)	26,453	(27,392)	(187,367)

Total liabilities and stockholders’ (deficit) equity	$303,843	$106,665	$(27,392)	$383,116

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Condensed Consolidating Statement of Operations Information
For the Three Months Ended March 31, 2006
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Revenues	$239,770	$2,420	$(1,362)	$240,828
Operating expenses	236,007	2,086	(1,362)	236,731

Operating income	3,763	334	—	4,097
Other (expense) income, net	(8,449)	960	(1,186)	(8,675)

(Loss) income before reorganization items and income taxes	(4,686)	1,294	(1,186)	(4,578)
Reorganization items	(3,583)	—	—	(3,583)

(Loss) income before income taxes	(8,269)	1,294	(1,186)	(8,161)
Income tax (expense) benefit	(19)	(342)	234	(127)

Net (loss) income	$(8,288)	$952	$(952)	$(8,288)

Condensed Consolidating Statement of Cash Flows Information
For the Three Months Ended March 31, 2006
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Net cash provided by (used in):
Operating activities	$13,895	$(824)	$—	$13,071
Investing activities	(4,710)	(14)	—	(4,724)
Financing activities	(9,505)	—	—	(9,505)
Effect of exchange rate changes on cash and cash equivalents	(77)	—	—	(77)

Net change in cash and cash equivalents	(397)	(838)	—	(1,235)
Cash and cash equivalents at beginning of period	730	3,387	—	4,117

Cash and cash equivalents at end of period	$333	$2,549	$—	$2,882

(4) Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of the benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. FIN 48 requires the evaluation of tax positions to be completed prior to assessing the need for a valuation allowance for deferred tax assets. Additional disclosure requirements of the Interpretation include a rollforward of unrecognized tax benefits, information regarding the uncertainty of unrecognized tax benefits, a description of all open tax years by jurisdiction and the accounting policy on the income

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
statement classification of interest and penalties and amounts of each recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. A change in net assets as a result of applying the provisions of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of accumulated deficit in the period of transition. We have not determined the effect on our financial position or results of operations of adopting FIN 48.
In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Changes in Interim Financial Statements.” SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS No. 154 requires retrospective application to prior-period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 was effective for accounting changes and corrections of errors during fiscal years beginning after December 15, 2005. SFAS No. 154 was effective for us in January 2006 and did not impact our financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No.107, which provides interpretive guidance regarding the interaction of SFAS No. 123(R) and certain SEC rules and regulations related to share-based payment transactions with nonemployees, valuation methods, classification of compensation expense, non-GAAP measures, accounting for income tax effects, modification of employee share options prior to adoption and disclosures in Management’s Discussion and Analysis. The FASB has also issued various implementation guidance in relation to SFAS No. 123(R).
SFAS No. 123(R) was effective for us on January 1, 2006. We adopted the use of the modified prospective method and hence have not restated prior–period results. Under the modified prospective method, awards granted, modified or settled after the adoption date are measured and accounted for in accordance with SFAS No. 123(R). Unvested equity awards granted prior to the effective date continue to be measured under SFAS No. 123 except that the related compensation expense is now recognized in the income statement. At the date of adoption, our unrecognized compensation expense associated with unvested stock options was approximately $594,000, which, subject to any modifications that may occur in future years, will be recognized at $372,000, $197,000 and $25,000 during the years ending December 31, 2006, 2007 and 2008, respectively. During the three months ended March 31, 2006, we recognized compensation expense associated with stock options that were unvested at the date of adoption of SFAS No. 123(R) of approximately $93,000. We granted no stock options during the three months ended March 31, 2006 and, we do not expect to grant any stock options during the Chapter 11 Proceedings. See Note 15 for additional disclosures required by SFAS No. 123(R).
(5) Prepayments and Other Current Assets
Prepayments and other current assets as of March 31, 2006 and December 31, 2005 are presented below (in thousands):

	March 31,	December 31,
	2006	2005
Prepaid insurance	$37,562	$50,185
Prepaid licenses	4,286	1,532
Tires on tractors and trailers	2,245	2,245
Short-term deposits with pre-petition lenders	2,679	2,679
Other	2,255	2,793

	$49,027	$59,434

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(6) Property and Equipment
Property and equipment and the related accumulated depreciation and amortization are presented below as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Cost	$523,243	$528,206
Accumulated depreciation and amortization	(400,481)	(404,302)

	$122,762	$123,904

We utilize primarily one company to remanufacture and supply certain parts needed to maintain a significant portion of our fleet of specialized tractors and trailers (together called “Rigs”), which we include in property and equipment. While we believe that a limited number of other companies could provide comparable remanufacturing services and parts, a change in this service provider could cause a delay in and increase the cost of the remanufacturing process and the maintenance of our Rigs. Such delays and additional costs could adversely affect our operating results as well as our Rig remanufacturing and maintenance programs and customer relationships. In addition, we purchase our tractors primarily through one manufacturing company. We have not yet determined whether another manufacturer could provide us with the number of specialized tractors that we need to operate our fleet of Rigs and if so, we cannot determine the cost.
(7) Other Noncurrent Assets
Other noncurrent assets as of March 31, 2006 and December 31, 2005 are presented below (in thousands):

	March 31,	December 31,
	2006	2005
Insurance and bond deposits	$10,181	$4,961
Interest in split-dollar life insurance policies	6,138	6,181
Deposits	2,833	2,599
Deferred financing costs	1,964	5,595
Other	3,417	3,499

	$24,533	$22,835

The deferred financing costs and the related accumulated amortization as of March 31, 2006 and December 31, 2005 are presented below (in thousands):

	March 31,	December 31,
	2006	2005
Cost	$7,646	$7,646
Accumulated amortization	(5,682)	(2,051)

	$1,964	$5,595

The deferred financing costs at March 31, 2006 and December 31, 2005 represent costs related to the debtor-in-possession financing discussed in Note 11, which are being amortized as interest expense. As previously disclosed, during the three months ended March 31, 2006 we obtained forbearance from our lenders as a remedy to certain covenant violations. The forbearance period was scheduled to end on May 18, 2006. Accordingly, we reduced the amortization period of the deferred financing costs so that the amortization period ended on May 18, 2006.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The amortization of deferred financing costs was $3.6 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively.
(8) Accounts and Notes Payable and Accrued Liabilities
We enter into notes payable with third parties for insurance financing arrangements. Outstanding notes payable for insurance financing arrangements as of March 31, 2006 and December 31, 2005 were $25.4 million and $33.4 million, respectively, and are included in accounts and notes payable in the accompanying unaudited consolidated balance sheets. These amounts bear interest at rates ranging between 5.75% and 7.96% and are due in monthly installments, generally over a period of less than a year. The weighted average interest rate on amounts outstanding at March 31, 2006 was 7.54%.
Accrued liabilities as of March 31, 2006 and December 31, 2005 are presented below (in thousands):

	March 31,	December 31,
	2006	2005
Claims and insurance reserves	$39,224	$39,602
Wages and benefits	34,339	30,748
Accrued taxes	6,613	4,017
Accrued interest	4,447	3,761
Purchased transportation	3,745	3,563
Other	1,236	1,626

	$89,604	$83,317

(9) Claims and Insurance Reserves
We retain losses for certain risks within certain limits through high deductibles or self-insured retentions. For certain risks, coverage for losses is provided by primary and reinsurance companies unrelated to our company. Haul Insurance Limited, our captive insurance subsidiary, provides reinsurance coverage to certain of our licensed insurance carriers for certain types of losses for certain years within our insurance program, primarily insured workers’ compensation, automobile and general liability risks. Haul Insurance Limited was not included in the companies that filed for Chapter 11. In states where we are insured for workers’ compensation claims, the majority of our risk in 2006 is covered by a fully insured program with no deductible.
The parties to our insurance arrangements have agreed that certain contractual documentation needs to be corrected within the automobile policy and we intend to file a motion with the Bankruptcy Court to obtain approval for the amendments agreed to by the parties.
Claims and insurance reserves are adjusted periodically, as claims develop, to reflect changes in actuarial estimates based on actual experience. During the three months ended March 31, 2005, the estimated ultimate amount of claims from prior years increased approximately $0.5 million or $0.06 per share.
The amounts recognized in the accompanying unaudited consolidated balance sheets as of March 31, 2006 and December 31, 2005 represent the undiscounted estimated ultimate amount of claims. These amounts are presented below (in thousands):

	March 31,	December 31,
	2006	2005
Accrued liabilities — current	$39,224	$39,602
Other long-term liabilities — noncurrent	67,903	70,040

	107,127	109,642
Liabilities subject to compromise	3,112	3,109

Total liability included in the consolidated balance sheets	$110,239	$112,751

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The majority of our pre-petition liabilities related to insurance and claims are not classified as liabilities subject to compromise since we have received the Bankruptcy Court’s approval to maintain our existing insurance programs. Pre-petition liabilities classified as subject to compromise represent reserves for product liability claims.
We believe that adequate provision has been made for all incurred claims including those not reported. However, favorable or unfavorable developments subsequent to the date of our estimates could have a material impact on the consolidated financial statements.
(10) Employee Benefit Plans
(a) Pension and Postretirement Benefit Plans
The following tables present the components of our net periodic benefit cost for the pension and postretirement benefit plans for the three months ended March 31, 2006 and 2005 (in thousands):

	Defined Benefit		Postretirement Benefit
	Pension Plans		Plans
	Three Months Ended March 31,
	2006	2005	2006	2005
Service cost	$23	$21	$14	$13
Interest cost	762	743	164	177
Expected return on plan assets	(1,014)	(1,062)	—	—
Amortization of:
Unrecognized net actuarial loss	524	482	169	161
Prior service cost	12	12	(82)	(82)

Net periodic benefit cost	$307	$196	$265	$269

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
A number of proofs of claim related to pre-petition liabilities under the multiemployer pension plans to which we contribute were filed on or before the bar date established by the Bankruptcy Court. The majority of the claims were filed on a contingent basis, which means that no plan withdrawal liability was asserted, but should a withdrawal occur, we would have an obligation related to the withdrawal. Currently, we have no intention of withdrawing our participation in these plans.
Two such claims totaling $15.8 million assert general unsecured claims for withdrawal liability on a noncontingent basis. While the Debtors have not validated these claims, we have determined that it is probable that a withdrawal had occurred in each case prior to the Petition Date and that the claim amounts asserted are reasonable estimates of the withdrawal liability. Accordingly, the amount of $15.8 million is included in liabilities subject to compromise as of March 31, 2006 and December 31, 2005.
(b) Employee Retention Plan
The Allied Holdings, Inc. Amended Severance Pay and Retention and Emergence Bonus Plan for Key Employees was approved by the Bankruptcy Court on January 6, 2006. The Plan includes three components: a severance component, a stay bonus component and a discretionary bonus component. During the three months ended March 31, 2006, we recognized an expense of $817,000 as a reorganization item related to the stay and discretionary bonus components. No expense was recognized during the three months ended March 31,

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
2006 related to the severance portion of the employee retention plan. The liabilities related to the Plan were $458,000 and $173,000 at March 31, 2006 and December 31, 2005, respectively, and are included in “other accrued liabilities” in the accompanying unaudited consolidated balance sheets.
(11) Debt
Our debt at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Current liabilities not subject to compromise:
DIP Facility — Revolver	$50,496	$51,997
DIP Facility — Term Loan A	20,000	20,000
DIP Facility — Term Loan B	80,000	80,000

	$150,496	$151,997

Liabilities subject to compromise:
Senior Notes	$150,000	$150,000

DIP Facility
In connection with the Chapter 11 Proceedings, on August 1, 2005, we entered into a financing agreement (the “DIP Facility”) for debtor-in-possession financing of up to $230 million. General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc. currently serve as agents for the lenders. The DIP Facility provides for aggregate financing of up to $230 million comprised of (i) a $130 million revolving credit facility (“Revolver”), which includes a swing-line credit commitment of $10 million and up to $75 million in letters of credit, (ii) a $20 million term loan (“DIP Facility Term Loan A”) and (iii) an $80 million term loan (“DIP Facility Term Loan B”). The Revolver bears interest at an annual rate, at our option, of either an annual index rate (based on the greater of the base rate on corporate loans as published from time to time in The Wall Street Journal or the federal funds rate plus 0.50%) plus 2.00%, or LIBOR plus 3.00%. In addition, we are charged a letter of credit fee under the Revolver payable monthly at a rate per annum equal to 2.75% times the amount of all outstanding letters of credit under the Revolver. There is also a fee of 0.5% on the unused portion of the Revolver.
During 2006, we have continued to be impacted by liquidity constraints and violated various covenants included in the DIP Facility. As previously disclosed, these violations required us to enter into certain amendments to the DIP Facility and forbearance agreements. On June 30, 2006, we entered into a fifth amendment (the “Fifth Amendment”) to the DIP Facility to provide us with $30 million of additional availability through a new term loan (“Term Loan C”). Term Loan C will bear interest at an annual rate of LIBOR plus 9.5%, payable at our option in cash each month or in kind, with interest compounded on a monthly basis. The maturity date for Term Loan C is June 30, 2007. The Fifth Amendment also provides us with additional availability by allowing us to pay interest in kind on DIP Facility Term Loan B or pay such interest monthly in cash, and reduces the interest rate on DIP Facility Term Loan B from LIBOR plus 9.5% to LIBOR plus 8.5%. The interest rate on DIP Facility Term Loan A remained unchanged at an annual rate of LIBOR plus 5.5%. As of March 31, 2006, the interest rates on the Revolver, DIP Facility Term Loan A and DIP Facility Term Loan B were 9.75%, 10.17% and 14.17 % respectively.
The Fifth Amendment extends the maturity date of DIP Facility Term Loan B and Term Loan A from February 2, 2007 to June 30, 2007. The maturity date of the Revolver remains February 2, 2007. In addition, the Fifth Amendment revises the existing financial covenants set forth in the DIP Facility and waives all the defaults under the DIP Facility that we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe that the additional availability obtained by the Fifth Amendment should provide us with the cash required to prevent the previously projected liquidity shortfalls and enable us to meet our working capital needs during the expected term of the Chapter 11 Proceedings. The Fifth Amendment has been approved by the Bankruptcy Court.
We will be obligated to repay the DIP Facility prior to maturity if the plan of reorganization is confirmed by the Bankruptcy Court and becomes effective prior to the expiration of the DIP Facility. The agreement covering the DIP Facility also requires mandatory prepayment from the net cash proceeds of any asset sales, extraordinary receipts, or any insurance proceeds that we receive. The DIP Facility, as amended, also includes customary

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
affirmative, negative, and financial covenants binding on our company, including implementation of a cash management system as set forth in the DIP Facility. The negative covenants limit our ability to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on our capital stock. The financial covenants included in the DIP Facility also limit the amount of our capital expenditures, set forth a minimum fixed charge coverage ratio and a maximum leverage ratio, and require that we maintain minimum consolidated earnings before interest, taxes, depreciation and amortization as set forth in the DIP Facility.
In addition, the DIP Facility includes customary events of default including events of default related to (i) the failure to comply with the financial covenants set forth in the DIP Facility, (ii) the failure to establish and maintain the cash management system set forth in the DIP Facility, (iii) the conversion of the Chapter 11 Proceedings to a Chapter 7 case or the appointment of a Chapter 11 trustee with enlarged powers, (iv) the granting of certain other super-priority administrative expense claims or non-permitted liens or the invalidity of liens securing the DIP Facility, (v) the stay, amendment or reversal of the Bankruptcy Court orders approving the DIP Facility, (vi) the confirmation of a plan of reorganization or entry of an order by the court dismissing the Chapter 11 case which does not provide for payment in full of the DIP Facility or (vii) the granting of relief from the automatic stay to holders of security interests in our assets that would have a material adverse effect on our company.
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
We have classified the Revolver as current since it is due on February 2, 2007. The amount available under the $130 million Revolver may be reduced based on the calculation of eligible Revolver collateral. As of March 31, 2006, $111.0 million of eligible Revolver collateral was available. As of March 31, 2006, approximately $38.5 million of the Revolver was committed under letters of credit primarily related to the settlement of insurance claims and $50.5 million in loans were outstanding under the Revolver. We had approximately $17.2 million and $10.2 million available under the Revolver as of March 31, 2006 and August 5, 2006, respectively.
Senior Notes
On September 30, 1997, we issued the $150 million 8 5/8% Senior Notes through a private placement. The Senior Notes were subsequently registered with the Securities and Exchange Commission, are payable in semi-annual installments of interest only and mature on October 1, 2007.
Borrowings under the Senior Notes are general unsecured obligations of Allied Holdings, Inc. and are guaranteed by substantially all of our subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional and there are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to our company. We own 100% of the Guarantor Subsidiaries. The following companies (the “Nonguarantor Subsidiaries”) do not guarantee the obligations under the Senior Notes:
•	Haul Insurance Limited;

•	Arrendadora de Equipo Para el Transporte de Automoviles, S. de R.L. de C.V. ;

•	Axis Logistica, S. de R.L. de C.V. ;

•	Axis Operadora Hermosillo;

•	Ace Operations, LLC.
See Note 18 for combined balance sheet information, combined statement of operations information and combined statement of cash flows information for the Guarantor Subsidiaries and the Nonguarantor Subsidiaries.
The agreement governing the Senior Notes sets forth a number of negative covenants, which would limit our ability to, among other things, purchase or redeem stock, make dividend or other distributions, make investments, and incur or repay debt (with the exception of payment of interest or principal at stated maturity). One such covenant would

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
limit our ability to incur more than $230 million of additional indebtedness beyond the $150 million that existed on the date that the Senior Notes were issued. Although we are not presently in compliance with some of these covenants as a result of the filing for protection under Chapter 11 of the Bankruptcy Code, any action to be taken by the holders of the Senior Notes as a result of these violations has been stayed by the Bankruptcy Court.
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
(12) Income Taxes
For the three months ended March 31, 2006 and 2005, the income tax expense differed from the amounts computed by applying statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance.
(13) Commitments and Contingencies
(a) Effect of Chapter 11 Filings
As discussed in Note 1, on July 31, 2005 Allied Holdings, Inc. and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. Our Canadian subsidiaries are included among the subsidiaries that filed voluntary petitions seeking bankruptcy protection in the Bankruptcy Court and they also filed applications for creditor protection under the Companies Creditors’ Arrangement Act in Canada, which, like Chapter 11, allows for reorganization under the protection of the court system. Our captive insurance company, Haul Insurance Limited, as well as our subsidiaries in Mexico and Bermuda were not included in the Chapter 11 filings.
As debtors-in-possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, most pending litigation and pre-petition liabilities are stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover pre-petition claims against us. One exception to this stay of litigation is any action or proceeding by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the Chapter 11 Proceedings and, to the extent not resolved, will need to be addressed in the context of any plan of reorganization. At this time, it is not possible to predict the outcome of the Chapter 11 Proceedings or its effect on our business or on outstanding legal proceedings.
(b) Letters of Credit
At March 31, 2006, we had issued $141.2 million of outstanding letters of credit to third parties related primarily to the settlement of insurance claims and reserves and support for a line of credit at one of our foreign subsidiaries. Of the $141.1 million, $38.5 million of these letters of credit were secured by borrowings under the Revolver in the DIP Facility and $102.6 million were issued by our wholly owned captive insurance subsidiary, Haul Insurance Limited, and are collateralized by $102.6 million of restricted cash, cash equivalents and other time deposits held by this subsidiary. We renew these letters of credit annually.
The amount of letters of credit that we may issue under the Revolver may not exceed $75 million and may be less than this amount based on existing availability under the DIP Facility. We utilized $38.5 million of this availability

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
at March 31, 2006 and the remaining letter of credit availability under the DIP Facility as of March 31, 2006 was $17.2 million.
(c) Litigation, Claims, Assessments
We are involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial position but could have a material effect on our results of operations in a future period.
As part of the previously disclosed settlement agreement with Ryder System, Inc. (“Ryder”), we issued a letter of credit in favor of Ryder and agreed to certain scheduled increases in the amount of the letter of credit. At March 31, 2006, the letter of credit totaled $7.5 million and is included in the $38.5 million of outstanding letters of credit noted in (b) above. Ryder may only draw on the letter of credit if we fail to pay workers’ compensation and liability claims assumed by us in the Ryder Automotive Carrier Group acquisition. We have provided the letter of credit in favor of Ryder because Ryder has issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims assumed by us. Under the agreement with Ryder, effective March 31, 2005 and periodically thereafter, an actuarial valuation will be performed to determine the remaining amount outstanding of the workers’ compensation and liability claims that we assumed. Based on the results of the actuarial valuation, the letter of credit will be adjusted, as appropriate. As a result of the valuation completed on January 11, 2006, the letter of credit was reduced by $2.0 million on January 20, 2006. The letter of credit totals $7.5 million as of August 8, 2006.
(d) Purchase and Service Contract Commitments
We have a ten-year agreement with IBM, which commenced in February 2004, whereby IBM provides our mainframe computer processing services, manages those applications relating to our electronic data interchange, network services, technical services and provides us with applications development and support services. Our Chapter 11 filing has not affected the services pursuant to this contract. The purchase commitment for the remaining life of the agreement was approximately $85.5 million as of March 31, 2006.
(e) Leases
We lease Rigs, office space, computer equipment, and certain terminal facilities under non-cancelable operating lease agreements. Included in these non-cancelable leases are operating lease commitments for approximately 443 Rigs. Lease terms range between five and seven years, expire between 2006 and 2010, and contain residual guarantees of up to 25% of the original cost of the Rigs. We included these residual value guarantees in the calculations that we performed in determining the proper classification of these leases. No accruals for these guarantees were considered necessary at March 31, 2006.
(f) Collective Bargaining Agreements
Employees of our subsidiary, Allied Systems Ltd., which represents approximately 80% of our U.S. employees, are represented by the International Brotherhood of Teamsters Union in the U.S. A collective bargaining agreement, which covers our employees represented by the Teamsters, commenced on June 1, 2003 and will expire on May 31, 2008.
On March 8, 2006, our subsidiary, Allied Systems Ltd, made a proposal to the IBT for a new collective bargaining agreement regarding its employees in the U.S. represented by the Teamsters, by modifying the current collective bargaining agreement. The proposal seeks to eliminate future increases to wages, health and welfare benefits and pension contributions as contemplated by the current collective bargaining agreement and in the aggregate seeks to reduce current total compensation by approximately 17%. We believe that our proposal would reduce our costs during the remaining term of the current collective bargaining agreement as long as its proposed terms remain in effect. We have proposed a new five-year agreement, which would begin as soon as an agreement is reached.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
On April 13, 2006 we filed a motion with the Bankruptcy Court requesting a 10% reduction in wages earned under the Master Agreement during the months of May and June 2006. The Bankruptcy Court granted this motion on May 1, 2006. The order granted by the Bankruptcy Court also allowed us to avoid paying wage and cost of living increases for the month of June 2006 that were previously scheduled under the Master Agreement to go into effect on June 1, 2006. The order reduced our labor costs for employees covered by the collective bargaining agreement in the U.S. in May and June 2006. The IBT has appealed the order granted by the Bankruptcy Court and the appeal is pending. Now that the order has expired, we have returned wages for these employees to the level required by the Master Agreement, including implementing effective July 1, 2006, the wage and cost of living increases previously scheduled to go into effect on June 1, 2006.
The agreement with the Teamsters Union in Eastern Canada and our subsidiary, Allied Systems (Canada) Company was extended on November 20, 2005 for a twelve-month period ending on October 31, 2006. This contract covers those drivers, mechanics and yard personnel that are represented by the Teamsters Union in the provinces of Ontario and Quebec, which represent approximately 70% of our Canadian bargaining employees.
(14) Earnings (Loss) Per Common Share
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted- average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. For the three months ended March 31, 2006 and 2005, we excluded options to acquire 1,572,667 and 1,681,167 shares of common stock, respectively, from the calculation of diluted loss per share as the impact would have been antidilutive. Any plan of reorganization could require the issuance of new or additional common stock or common stock equivalents, which could dilute current equity interests.
(15) Stock-Based Compensation
We have a long-term incentive plan that allows for the issuance of grants or awards of nonqualified and incentive stock options, restricted stock, stock appreciation rights, performance units, and performance shares to our employees and directors to acquire up to 2,150,000 shares of our common stock.
We have awarded nonqualified and incentive stock options under our long-term incentive plan that has been approved by our stockholders. The vesting period for each award varies from a minimum of two years to a maximum of five years and each award vests ratably by year over the vesting period. All options expire ten years from the date of the grant. Under our incentive plan, we are authorized to issue nonqualified and incentive stock options to employees and non-employee directors to purchase a limited number of our common stock at a price not less than the fair market value on the date of grant. Approximately 520,000 shares remain available for issuance as of March 31, 2006. Upon the issuance of stock options, shares are reserved under our long-term incentive plan, and upon stock option exercise, we increase our outstanding shares and record an increase to additional paid-in-capital. Upon the consummation of a plan of reorganization, the rights and values of the stock options issued could be modified significantly. As a result, the options could lose value, be rendered null and void, be replaced by new options or be otherwise impacted.
Prior to January 1, 2006, SFAS No. 123 required the adoption of either the fair-value-based method or the intrinsic- value-based method with pro forma disclosures of the impact of the fair-value-based method. We elected to apply the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and related interpretations. Under this method, we recorded no compensation expense on the date we granted stock-based awards if the market price of the underlying stock on the date of grant was equal to the exercise price of the stock option, and recognized compensation expense for restricted stock ratably over the associated service period.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective transition method under which compensation expense is recognized for any new stock options granted and for the unvested portion of outstanding stock options at the date of adoption of SFAS No. 123(R). We recognize compensation expense on a straight-line basis over the vesting period. In accordance with the provisions of the modified prospective method, the financial statements of prior periods have not been restated.
During the first quarter of 2006, we recorded stock-based compensation expense of approximately $93,000, which increased our loss before income taxes and net loss by approximately $93,000 and increased our basic and diluted loss per share by $0.01. The expense recorded represented compensation expense related to stock options that were unvested at the date of adoption of SFAS No. 123(R). The method used to determine the fair value of those stock options and the related weighted-average assumptions are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. No new stock options were granted during the first quarter of 2006, and we do not expect to grant any stock options during the Chapter 11 Proceedings. The stock option expense recorded in the first quarter of 2006 is included in salaries, wages and fringe benefits in the accompanying unaudited consolidated statement of operations.
At the date of adoption of SFAS No. 123(R), our unrecognized compensation expense associated with unvested stock options was approximately $594,000, which, subject to any modifications that may occur in future years, will be recognized at $372,000, $197,000 and $25,000 during the years ending December 31, 2006, 2007 and 2008, respectively. This amount of unrecognized compensation cost, the period of amortization and other parameters could be significantly impacted by the plan of reorganization.
If we had applied the fair-value-based-method prescribed by SFAS No. 123 prior to January 1, 2006, net loss and loss per common share would have been changed to the pro forma amounts presented below for the three months ended March 31, 2005 (in thousands, except per share data):

Reported net loss	$(10,058)
Less: stock-based employee compensation determined using the fair-value-based-method (no applicable income tax effect)	(147)

Pro forma net loss	$(10,205)

Loss per share:
As reported:
Basic and Diluted	$(1.13)
Pro forma:
Basic and Diluted	$(1.14)
No stock options were granted, forfeited, expired or exercised during the three months ended March 31, 2006. During the three months ended March 31, 2005 we granted 210,000 incentive stock options. The weighted average-grant date fair value of those options was $3.07 per share. The fair values of the options granted during the three months ended March 31, 2005 were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield – 0%, expected volatility – 74%, risk-free interest rate – 4.2%, expected holding period – 7.85 years. No options were exercised during the three months ended March 31, 2005. The total fair value of options that vested during the three months ended March 31, 2006 and March 31, 2005 was approximately $385,000 and $393,000, respectively. Information regarding stock options as of March 31, 2006 is summarized below:

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic Value
	(in thousands)	Price	Life	(in thousands)
Outstanding as of December 31, 2005	1,573	$3.67
Outstanding as of March 31, 2006	1,573	$3.67	6.3 years	—
Options exercisable at March 31, 2006	1,363	$3.53	5.9 years	—
Vested and expected to vest at March 31, 2006	1,513	$3.64	6.2 years	—
The options had no intrinsic value at March 31, 2006 since the respective exercise prices of all options exceeded the market value of a share of our common stock at March 31, 2006.
(16) Other Comprehensive Loss
Total comprehensive losses for the three months ended March 31, 2006 and 2005 are presented below (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net loss	$(8,288)	$(10,058)
Foreign currency translation adjustments	56	(305)

	$(8,232)	$(10,363)

The foreign currency translation adjustment for the three months ended March 31, 2005 is net of income taxes of $195,000. No such tax adjustments were recorded during the three months ended March 31, 2006.
Accumulated other comprehensive loss, net of income tax benefits of $1.9 million as of March 31, 2006 and December 31, 2005, respectively, consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Cumulative foreign currency translation adjustments	$373	$317
Cumulative minimum pension liability adjustments	(20,891)	(20,891)

	$(20,518)	$(20,574)

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
Presented below is certain financial information related to these two segments and corporate/other for the three months ended March 31, 2006 and 2005 (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues — unaffiliated customers:
Allied Automotive Group	$233,412	$214,615
Axis Group	7,416	6,335

Total	$240,828	$220,950

Operating income (loss):
Allied Automotive Group	$3,454	$(525)
Axis Group	1,561	422
Corporate/other	(918)	(1,778)

Total	4,097	(1,881)
Reconciling items:
Interest expense	(9,541)	(8,212)
Investment income	1,036	438
Foreign exchange gains, net	(170)	(199)
Other, net	—	—

Loss before reorganization items and income taxes	(4,578)	(9,854)
Reorganization items	(3,583)	—

Loss before income taxes	$(8,161)	$(9,854)

Total assets of these two segments and corporate/other as of March 31, 2006 and December 31, 2005 are presented below (in thousands):

	March 31,	December 31,
	2006	2005
Total assets:
Allied Automotive Group	$227,827	$233,394
Axis Group	20,163	22,141
Corporate/other	122,097	127,581

Total	$370,087	$383,116

Geographic financial information for the three months ended March 31, 2006 and 2005 and as of March 31, 2006 and December 31, 2005, respectively, are presented below (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues:
United States	$192,098	$180,569
Canada	48,730	40,381

Total	$240,828	$220,950

	March 31,	December 31,
	2006	2005
Long-lived assets:
United States	$90,587	$90,223
Canada	32,175	33,681

Total	$122,762	$123,904

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Revenues are attributed to the respective countries based on the terminal that provides the service and long-lived assets consist of property and equipment.
Our Automotive Group’s three largest customers are General Motors, Ford and DaimlerChrysler. During the three months ended March 31, 2006, these customers accounted for 36%, 23% and 14%, respectively, of our Automotive Group’s revenues. A significant reduction in production, changes in product mix, plant closings, changes in production schedules, changes in our Automotive Group’s customers’ distribution strategies or the imposition of vendor price reductions by these manufacturers, the loss of General Motors Corporation, Ford Motor Company, DaimlerChrysler Corporation, Toyota or Honda as a customer, or a significant reduction in the services provided to any of these customers by the Automotive Group would have a material adverse effect on our operations. General Motors Corporation, DaimlerChrysler Corporation and Ford Motor Company, in particular, have publicly announced plans to significantly reduce vendor costs including those associated with transportation services. In addition, our two largest customers have recently announced plans regarding their intent to close certain production facilities, some of which we serve. A loss of volume would negatively impact our financial results.
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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
March 31, 2006
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$296	$2,586	$—	$2,882
Restricted cash, cash equivalents and other time deposits	—	—	32,827	—	32,827
Receivables, net of allowances	—	57,648	1,754	—	59,402
Inventories	—	5,149	—	—	5,149
Deferred income taxes	202	—	(36)	36	202
Prepayments and other current assets	3,403	43,385	2,239	—	49,027

Total current assets	3,605	106,478	39,370	36	149,489

Property and equipment, net of accumulated depreciation	3,565	115,602	3,595	—	122,762
Goodwill, net	—	3,545	—	—	3,545
Other assets:
Restricted cash, cash equivalents and other time deposits	—	—	69,758	—	69,758
Other noncurrent assets	8,151	15,950	432	—	24,533
Intercompany receivables (payables)	76,787	(76,787)	—	—	—
Investment in subsidiaries	(96,702)	5,547	—	91,155	—

Total other assets	(11,764)	(55,290)	70,190	91,155	94,291

Total assets	$(4,594)	$170,335	$113,155	$91,191	$370,087

Current liabilities not subject to compromise:
Debtor-in-possession credit facility	$150,496	$—	$—	$—	$150,496
Accounts and notes payable	5,074	43,621	1,068	—	49,763
Intercompany (receivables) payables	(130,994)	114,898	16,096	—	—
Accrued liabilities	5,829	59,630	24,343	(198)	89,604

Total current liabilities	30,405	218,149	41,507	(198)	289,863

Long-term liabilities not subject to compromise:
Postretirement benefits other than pensions	—	4,309	—	—	4,309
Deferred income taxes	218	—	—	—	218
Other long-term liabilities	2,786	17,657	51,514	—	71,957

Total long-term liabilities	3,004	21,966	51,514	—	76,484

Liabilities subject to compromise	157,503	41,743	—	—	199,246
Commitments and contingencies	—	—	—	—	—
Stockholders’ (deficit) equity :
Preferred stock, no par value	—	—	—	—	—
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	48,638	166,130	2,488	(168,618)	48,638
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(222,919)	(263,845)	17,646	246,199	(222,919)
Accumulated other comprehensive loss, net of tax	(20,518)	(13,808)	—	13,808	(20,518)

Total stockholders’ (deficit) equity	(195,506)	(111,523)	20,134	91,389	(195,506)

Total liabilities and stockholders’ (deficit) equity	$(4,594)	$170,335	$113,155	$91,191	$370,087

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
December 31, 2005
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
Stockholders’ (deficit) equity :
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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Three Months Ended March 31, 2006
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$6,512	$239,770	$2,420	$(7,874)	$240,828

Operating expenses:
Salaries, wages and fringe benefits	1,211	124,136	266	—	125,613
Operating supplies and expenses	3,419	45,111	132	—	48,662
Purchased transportation	—	30,888	20		30,908
Insurance and claims	—	10,930	1,365	(1,362)	10,933
Operating taxes and licenses	60	7,638	—	—	7,698
Depreciation and amortization	204	6,851	161	—	7,216
Rents	361	1,388	4	—	1,753
Communications and utilities	868	1,057	12	—	1,937
Other operating expenses	1,277	7,172	128	(6,512)	2,065
Gain on disposal of operating assets, net	—	(54)	—	—	(54)

Total operating expenses	7,400	235,117	2,088	(7,874)	236,731

Operating (loss) income	(888)	4,653	332	—	4,097

Other income (expense):
Interest expense	(2,427)	(7,051)	(63)	—	(9,541)
Investment income	—	9	1,027	—	1,036
Foreign exchange losses, net	—	(167)	(3)	—	(170)
Equity in (losses) earnings of subsidiaries	(1,460)	264	—	1,196	—

Total other income (expense)	(3,887)	(6,945)	961	1,196	(8,675)

(Loss) income before reorganization items and income taxes	(4,775)	(2,292)	1,293	1,196	(4,578)
Reorganization items	(3,495)	(88)	—	—	(3,583)

(Loss) income before income taxes	(8,270)	(2,380)	1,293	1,196	(8,161)
Income tax (expense) benefit	(18)	(2)	(341)	234	(127)

Net (loss) income	$(8,288)	$(2,382)	$952	$1,430	$(8,288)

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Three Months Ended March 31, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$6,679	$220,601	$9,880	$(16,210)	$220,950

Operating expenses:
Salaries, wages and fringe benefits	1,665	119,563	—		121,228
Operating supplies and expenses	3,332	38,107	70	—	41,509
Purchased transportation	—	28,861	—	—	28,861
Insurance and claims	—	8,305	10,109	(9,531)	8,883
Operating taxes and licenses	47	7,727	—	—	7,774
Depreciation and amortization	398	7,662	132	—	8,192
Rents	365	1,482	2	—	1,849
Communications and utilities	981	927	3	—	1,911
Other operating expenses	1,634	7,582	43	(6,679)	2,580
(Gain) loss on disposal of operating assets, net	(2)	46	—	—	44

Total operating expenses	8,420	220,262	10,359	(16,210)	222,831

Operating (loss) income	(1,741)	339	(479)	—	(1,881)

Other income (expense):
Interest expense	(683)	(7,472)	(57)	—	(8,212)
Investment income	—	10	428	—	438
Foreign exchange (loss) gain, net	—	(231)	32	—	(199)
Equity in (losses) earnings of subsidiaries	(7,616)	95	—	7,521	—

	(8,299)	(7,598)	403	7,521	(7,973)

Loss before income taxes	(10,040)	(7,259)	(76)	7,521	(9,854)
Income tax expense	(18)	(2)	(184)	—	(204)

Net loss	$(10,058)	$(7,261)	$(260)	$7,521	$(10,058)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Three Months Ended March 31, 2006
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(8,288)	$(2,382)	$952	$1,430	$(8,288)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	3,631	—	—	—	3,631
Depreciation and amortization	204	6,851	161	—	7,216
Reorganization items	3,495	88	—	—	3,583
Gain on disposal of assets and other, net	—	(54)	—	—	(54)
Foreign exchange losses	—	170	—	—	170
Deferred income taxes	24	—	13	(36)	1
Stock-based compensation expense	93	—	—	—	93
Equity in losses (earnings) of subsidiaries	1,460	(264)	—	(1,196)	—
Change in operating assets and liabilities:
Receivables, net of allowances	—	2,234	(223)	—	2,011
Inventories	—	(19)	—	—	(19)
Prepayments and other assets	(3)	2,404	1,296	—	3,697
Accounts and notes payable	1,298	(1,863)	318	—	(247)
Intercompany payables/receivables	2,014	(2,303)	289	—	—
Accrued liabilities	504	7,497	(3,590)	(198)	4,213

Net cash provided by (used in) operating activities before payment of reorganization items	4,432	12,359	(784)	—	16,007
Reorganization items paid	(2,931)	(5)	—	—	(2,936)

Net cash provided by (used in) operating activities	1,501	12,354	(784)	—	13,071

Cash flows from investing activities:
Purchases of property and equipment	—	(6,190)	(26)	—	(6,216)
Proceeds from sales of property and equipment	—	149	—	—	149
Decrease in restricted cash, cash equivalents and other time deposits	—	—	9	—	9
Funds deposited with insurance carriers	—	(574)	—	—	(574)
Funds returned from insurance carriers	—	1,908	—	—	1,908

Net cash provided by (used in) investing activities	—	(4,707)	(17)	—	(4,724)

Cash flows from financing activities:
Repayments of debtor-in-possession revolving credit facilities, net	(1,501)	—	—	—	(1,501)
Proceeds from insurance financing arrangements	—	178	—	—	178
Repayments of insurance financing arrangements	—	(8,182)	—	—	(8,182)

Net cash used in financing activities	(1,501)	(8,004)	—	—	(9,505)

Effect of exchange rate changes on cash and cash equivalents	—	(77)	—	—	(77)

Net change in cash and cash equivalents	—	(434)	(801)	—	(1,235)
Cash and cash equivalents at beginning of period	—	730	3,387	—	4,117

Cash and cash equivalents at end of period	$—	$296	$2,586	$—	$2,882

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the discussion and analysis in this section in conjunction with the consolidated financial statements and accompanying notes included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the consolidated financial statements, related notes and other financial information included in our Annual Report on Form10-K for the year ended December 31, 2005. In addition, we use forward-looking statements in the discussion that follows. Forward-looking statements by nature involve risks and uncertainties and hence our actual results could differ materially from our expectations as a result of various factors, some of which we discuss below in “Cautionary Notice Regarding Forward-Looking Statements” and under Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.
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
Under Chapter 11, we are continuing to operate our business without significant interruption during the restructuring process as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable court orders, as well as other applicable laws and rules. However, we can provide no assurance that we can continue to operate our business without significant interruption. In general, a debtor-in-possession is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. We currently have the exclusive right to file a plan of reorganization until November 1, 2006 and to solicit acceptance of the plan through January 2, 2007. The exclusivity date can be extended at our request, if approved by the Bankruptcy court. However, we can provide no assurance as to whether any request to extend the exclusivity date will be approved.
During the Chapter 11 Proceedings we have renewed contracts and obtained rate increases with certain of our major customers and have presented a proposal to the IBT for a new collective bargaining agreement. We believe that the proposed new collective bargaining agreement would reduce our labor costs over the remaining term of the current collective bargaining agreement by approximately $65 million per year. Negotiations with the IBT regarding these changes are in process.
During 2006, we have continued to be impacted by liquidity constraints and violated various covenants included in the DIP Facility, which covenant violations have been subsequently waived pursuant to the Fifth Amendment. As previously disclosed, these violations required us to enter into certain amendments to the DIP Facility and forbearance agreements. To create additional liquidity we requested and received from the Bankruptcy Court interim relief to temporarily reduce wages earned by our collective bargaining employees under the Master Agreement by 10% in May and June of 2006, and we have undertaken a number of internal cost-saving initiatives. In addition, on June 30, 2006 we entered into the Fifth Amendment to the DIP Facility which provides us with an additional $30 million of liquidity through a new term loan, reduces the interest rate on certain other portions of the DIP Facility, waives all the defaults previously disclosed and extends the maturity date on the term loans to June 30, 2007. The Fifth Amendment was approved by the Bankruptcy Court on July 12, 2006. We believe that the additional availability obtained by the Fifth Amendment should provide us with the cash required to prevent the previously projected liquidity shortfalls and enable us to meet our working capital needs during the expected term of the Chapter 11 proceedings. The Fifth Amendment is more fully discussed in Note 11 to the accompanying unaudited consolidated financial statements and in our discussion of liquidity below.
We are working towards emerging from the Chapter 11 proceedings with a redesigned capital structure in order to lower debt through improved customer contracts and improved contract terms with the IBT regarding our employees in the U.S. represented by the Teamsters. We can provide no assurance that these actions will succeed, nor that the Creditors Committee or other interested parties will support our proposed plan of reorganization. Actions by the Committee or other interested parties could delay the approval of our plan of reorganization and our subsequent emergence from Chapter 11. If the Chapter 11 Proceedings are delayed, we may incur increased legal and professional fees, which could adversely affect our operations. Due to these uncertainties, an investment in our common stock or debt securities is highly speculative and accordingly, we urge investors to exercise caution with respect to existing and future investments in our common stock or debt securities.
In this section, we will discuss the following:
•	Results of Operations;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Disclosures About Market Risks;

•	Critical Accounting Policies and Estimates;

•	Recent Accounting Pronouncements;

•	Factors Which May Affect Future Results; and

•	Cautionary Notice Regarding Forward-looking Statements.
Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
For the first quarter of 2006, our revenues increased by 9% over the first quarter of 2005 and we generated operating income of $4.6 million in the first quarter of 2006 versus an operating loss of $1.9 million in the first quarter of 2005. Our net loss decreased from $10.1 million in the first quarter of 2005 to $7.8 million in the first quarter of 2006. Certain of our revenue increases such as those related to the fuel surcharge programs and those due to foreign currency fluctuations were offset by increases in corresponding expenses. Other revenue increases such as increases in customer rates and the average length of haul directly impacted our operating performance and reduced our net loss. However, the positive impact of these revenue items was partially offset by several categories of higher expenses including insurance, repairs and maintenance, interest and reorganization items. The following table sets forth the percentage relationship of expense items to revenues:

	As a % of revenues
	Three Months Ended March 31,
	2006	2005
	%	%
Revenues	100.0%	100.0%

Operating expenses:
Salaries, wages, and fringe benefits	52.2%	54.9%
Operating supplies and expenses	20.2%	18.8%
Purchased transportation	12.8%	13.1%
Insurance and claims	4.5%	4.0%
Operating taxes and licenses	3.2%	3.5%
Depreciation and amortization	3.0%	3.7%
Rents	0.7%	0.8%
Communications and utilities	0.8%	0.9%
Other operating expenses	0.9%	1.2%
(Gain) loss on disposal of operating assets	(0.0)%	0.0%

Total operating expenses	98.3%	100.9%

Operating (loss) income	1.7%	(0.9)%
Other income (expense):
Interest expense	(4.0)%	(3.7)%
Investment income	0.4%	0.2%
Foreign exchange loss	(0.1)%	(0.1)%

	(3.7)%	(3.6)%

Loss before reorganization items and income taxes	(2.0)%	(4.5)%
Reorganization items	(1.5)%	0.0%

Loss before income taxes	(3.5)%	(4.5)%
Income tax expense	(0.1)%	(0.1)%

Net loss	(3.6)%	(4.6)%

Revenues
Revenues were $240.8 million in the first quarter of 2006 versus revenues of $221.0 million in the first quarter of 2005, an increase of 9% or $19.8 million. The increase in revenues was due primarily to an increase in revenue per vehicle delivered by our Automotive Group. During the first quarter of 2006, revenue per vehicle delivered increased by $11.06 or 10.9% over the first quarter of 2005. The increase in revenue per unit is due primarily to certain customer rate increases, an increase in fuel surcharges received from customers, the strengthening of the Canadian dollar and an increase in the average length of haul.
During the Chapter 11 Proceedings we have renewed contracts with rate increases with certain of our major customers. We estimate that our revenues increased by approximately $8.3 million or $3.99 per unit as a result of these rate increases.
Revenues from our fuel surcharge programs represent billings to our customers related to the increase in the price of fuel. The fuel surcharge programs mitigate, in part, the rising cost of fuel by allowing us to pass on at least a portion of the increase to those customers who participate in the programs. In the first quarter of 2006, revenues from fuel surcharges represented 6.5% of the Automotive Group’s revenues, whereas, in the first quarter of 2005, revenues earned from the fuel surcharge programs represented only 3.6% of our Automotive Group’s revenues, an increase of approximately $7.4 million or $3.63 per vehicle delivered. The increase in fuel surcharge revenues is due primarily to the increase in the average price of fuel, which was approximately 21.4% higher in the first quarter of 2006 than the first quarter of 2005 for our U.S. operations. Customer fuel surcharges reset at varying intervals, which do not exceed more than one quarter based on fuel prices in the applicable preceding time period. This results in a lag between the time period when actual fuel prices change and the time period when the fuel surcharge is adjusted.
The Canadian dollar strengthened relative to the U.S. dollar in the first quarter of 2006 compared to the first quarter of 2005. Since we earn a portion of our revenues from our Canadian subsidiary, our revenues are positively impacted when the Canadian dollar strengthens against its U.S. counterpart. During the first quarter of 2006, the Canadian dollar averaged the equivalent of U.S. $0.8662 versus U.S. $0.8164 during the first quarter of 2005, which resulted in an estimated increase in revenues of $2.8 million or $1.34 per unit. However, as noted above, the increase in revenues related to the currency fluctuation was offset by a corresponding increase in expenses for our Canadian subsidiary.
Our revenue per vehicle delivered increased by approximately $1.06 per vehicle in the first quarter of 2006 compared to the first quarter of 2005 due to an increase in the average distance driven to deliver a vehicle which we refer to as the “average length of haul”. A portion of our revenues is based on the number of miles driven to deliver a vehicle, therefore an increase in the average length of haul increases our revenue and revenue per unit. The average length of haul may fluctuate based on changes in the distribution patterns of our customers and how the vehicle deliveries are dispatched from our terminal locations.
The number of vehicles that we delivered decreased by approximately 2% in the first quarter of 2006 compared to the first quarter of 2005. This decrease was due primarily to the discontinuation of unprofitable business for one of our major customers at one of our terminal locations and the closure of certain unprofitable terminal locations. These decreases were partially offset by an overall increase in vehicle production by our major customers.
Our revenues for the first quarter of 2006 compared to the first quarter of 2005 were also positively impacted by a $1.1 million increase in our Axis Group’s revenues as a result of an increase in the volume of vehicle inspections performed for one of our major customers and an increase in logistics services performed by our Mexican operations for another one of our major customers. These increases were partially offset by lost revenues, which were a result of the sale of the Axis Group’s interest in Kar-Tainer International, LLC and Kar-Tainer Int’l (Pty) Ltd during the fourth quarter of 2005.
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
Salaries, wages, and fringe benefits
Salaries, wages and fringe benefits decreased from 54.9% of revenues in the first quarter of 2005 to 52.2% of revenues in the first quarter of 2006. The decrease in salaries as a percentage of revenues was due primarily to the increase in revenues related to the fuel surcharge programs and customer rate increases, which do not have a corresponding increase in salary expense, as well as a decrease in expense for our non-bargaining employees. Driver pay is based primarily on the number of miles driven to deliver vehicles and is affected by changes in revenue related to changes in volume, but is not affected by fluctuations in customer rates or fluctuations in fuel surcharge revenues. Salaries, wages and fringe benefits related to our non-bargaining employees, who do not generate revenues, decreased by approximately $0.8 million, which was due primarily to a reduction in head count.
Our labor costs for employees covered by bargaining agreements related to the delivery of vehicles increased by approximately 5.7% per vehicle delivered and resulted in additional expense of approximately $4.4 million in the first quarter of 2006 compared to the first quarter of 2005. This increase was due to the agreed-upon rate increases related to our employees covered by the Master Agreement with the Teamsters. As part of our contract with the Teamsters, an increase in benefits went into effect on August 1 of 2005 and a 2% wage increase went into effect on June 1, 2005.

Workers’ compensation expense, which is a component of salaries, wages and fringe benefit expense increased by approximately $1.5 million during the first quarter of 2006 as compared to the first quarter of 2005. The increase was due primarily to a change in our insurance programs. In 2006, a fully insured program with no deductible covers the majority of our risk for workers’ compensation claims. As a result, our premium expense has increased. However, the effect of this increase in workers’ compensation expense was partially offset by a charge of $0.5 million during the first quarter of 2005 due to unfavorable claims development for Canadian claims incurred in prior years. Although workers’ compensation losses in Canada are covered by government insurance programs to which we make premium payments, we are subject to retrospective premium adjustments based on actual claims losses compared to expected claims losses in one province.
Operating supplies and expenses
Operating supplies and expenses increased from 18.8% of revenues in the first quarter of 2005 to 20.2% of revenues in the first quarter of 2006. The increase was due primarily to an increase in fuel expense, which increased from 7.4% of revenues in the first quarter of 2005 to 8.7% of revenues in the first quarter of 2006. The average price of fuel was approximately 21.4% higher in the first quarter of 2006 than the first quarter of 2005 for our U.S. operations. We estimate that the increase in the price of fuel resulted in additional fuel expense of approximately $4.8 million in the first quarter of 2006 compared to the first quarter of 2005. However, due to the fuel surcharge agreements we have in place with substantially all of our customers, any unfavorable impact on our operating income due to an increase in fuel prices was mitigated quarter over quarter as the corresponding effect of fuel surcharges, net of broker participation, was approximately $6.9 million. The difference between the increase in fuel expense resulting from higher fuel prices and the amount of fuel surcharges received during the quarter is due to the timing difference described above in the revenue discussion.
Repairs and maintenance increased from 4.1% of revenues in the first quarter of 2005 to 4.9% of revenues in the first quarter of 2006. This increase was due primarily to an increase in the frequency and nature of vehicle repairs as a result of the increasing age of our fleet. Due to the significance of their nature, some of these repairs required outside vendor assistance while others were repaired at our maintenance shops. As a result, we estimate that our expense for vehicle repairs and maintenance increased by approximately $2.7 million quarter over quarter. In addition, because liquidity constraints have limited the amount of capital we have been able to invest in our fleet, we expect repairs and maintenance expenses in future quarters of 2006 to be higher than the comparable quarters in 2005.
Purchased transportation
Purchased transportation expense primarily represents the cost to our Automotive Group of utilizing Teamster represented owner-operators of Rigs who receive a percentage of the revenue they generate from transporting vehicles on our behalf. Fuel surcharge revenue and customer rate increases derived from deliveries by owner-operators is reimbursed to the owner-operator and recorded in purchased transportation. Therefore, while purchased transportation as a percentage of revenues decreased slightly from 13.1% of revenues in the first quarter of 2005 to 12.8% of revenues in the first quarter of 2006, our purchased transportation expense increased by $2.0 million, or 7.1%, quarter over quarter. Purchase transportation, as a percentage of revenues, may fluctuate based on changes in the distribution patterns of our customers and how the vehicle deliveries are dispatched from our terminal locations.
Insurance and claims
Insurance and claims expense increased from 4.0% of revenues in the first quarter of 2005 to 4.5% of revenues in the first quarter of 2006. This is primarily due to a change in coverage to reduce the amount of risk that we retain. Such coverage requires a higher premium expense.
Operating taxes and licenses
Operating taxes and licenses expense primarily represents taxes on fuel purchased for our Rigs, which may vary based on fuel consumption, and license renewal fees, which are primarily fixed. Since the increase in our revenues was due primarily to an increase in fuel surcharge revenues and customer rate increases, operating taxes and licenses, as a percentage of revenues, remained relatively flat quarter over quarter.

Depreciation and amortization
Depreciation and amortization decreased from 3.7% of revenues in the first quarter of 2005 to 3.0% of revenues in the first quarter of 2006. The decrease was due primarily to a decrease in the depreciable asset base that has been reduced due to certain aged equipment reaching its depreciable limit and a decline in capital expenditures over more than the past five years.
Other operating expenses
Other operating expenses decreased from 1.2% of revenues in the first quarter of 2005 to 0.9% of revenues in the first quarter of 2006 primarily as a result of a decrease in the use of external professionals for services unrelated to the Chapter 11 Proceedings.
Interest expense
Interest expense increased from $8.2 million in the first quarter of 2005 to $9.5 million in the first quarter of 2006 primarily as a result of the accelerated amortization of deferred financing costs related to the DIP Facility and an increase in our average outstanding debt quarter over quarter, partially offset by the discontinuation of interest accrued on the Senior Notes. In March of 2006, we revised the end of the amortization period of the deferred financing costs related to the DIP Facility from February 2, 2007, the original maturity date of the DIP Facility, to May 18, 2006, the end of the forbearance period. Primarily as a result of accelerating these deferred financing costs, our interest expense in the first quarter of 2006 increased by $2.9 million over the first quarter of 2005. In addition, our average outstanding debt during the first quarter of 2006 increased by approximately $41.0 million over the first quarter of 2005, resulting in additional interest expense of approximately $1.2 million. Also contributing to the increase in interest expense was $0.5 million of additional interest related to higher borrowings to finance some of our insurance programs. However, these increases were partially offset by the discontinuation of interest accrued on our Senior Notes. Effective August 1, 2005 and in accordance with SOP 90-7, we ceased accruing interest on our Senior Notes since the repayment of this debt and related interest are stayed by the Bankruptcy Court as a result of the Chapter 11 Proceedings. Contractual interest not accrued or paid on the Senior Notes was $3.2 million for the three months ended March 31, 2006.
Investment income
Investment income increased from $0.4 million in the first quarter of 2005 to $1.0 million in the first quarter of 2006, which was due primarily to an increase of $15.8 million in the average amount of restricted cash, cash equivalents and other time deposits held by our captive insurance subsidiary, Haul Insurance Limited, as well as an increase in interest rates on time deposits. The average amount of restricted cash, cash equivalents and other time deposits increased during 2005, subsequent to the first quarter of 2005, as a result of additional amounts required to collateralize letters of credit issued to secure the payment of insurance claims.
Reorganization items
During the first quarter of 2006 we incurred approximately $3.6 million in costs related to the Chapter 11 Proceedings. These costs were primarily for legal and professional services rendered. See Note 3 to the accompanying unaudited consolidated financial statements for a summary of these reorganization items.
Income taxes
For the three months ended March 31, 2006 and 2005, the income tax expense differed from the amounts computed by applying statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance.

Liquidity and Capital Resources
Working Capital
Our primary sources of liquidity are funds provided by operations and borrowings under our DIP Facility. We use our cash primarily for the purchase, remanufacture and maintenance of our Rigs and terminal facilities, the payment of operating expenses, the servicing of our debt, and the funding of other capital expenditures. We also use our cash to pay legal and professional fees and other costs related to the Chapter 11 Proceedings. We use restricted cash, cash equivalents and other time deposits to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. These collateral assets are not available for general use in operations, but are restricted for payment of insurance claims.
The DIP Facility entered into in connection with the Chapter 11 filing provides us with financing during the Chapter 11 Proceedings. Funds under the DIP Facility allow us to operate in the normal course of business and are available to help satisfy our working capital obligations during the Chapter 11 Proceedings, including payment under normal terms for goods and services provided after the Petition Date, payment of wages and benefits to active employees and retirees and other items approved by the Bankruptcy Court. The DIP Facility is more fully discussed in Note 11 to the accompanying unaudited consolidated financial statements.
In 2006, we continue to be impacted by liquidity constraints and have been taking various steps to preserve our liquidity, which include:
•	Rescheduling and deferring capital expenditures;

•	Obtaining the Bankruptcy Court’s approval to reduce wages paid to our collective bargaining employees covered under the Master Agreement with the IBT by 10% for the months of May and June 2006;

•	Obtaining the Bankruptcy Court’s approval to delay wage and cost of living increases to our collective bargaining employees that were previously scheduled to go into effect on June 1, 2006;

•	Implementing un-paid furloughs for certain non-bargaining employees for certain periods in May and June of 2006;

•	Filing a motion with the Bankruptcy Court to terminate certain non-bargaining retiree benefits; and

•	Implementing other internal cost-saving initiatives.
The reduction of wages paid to our collective bargaining employees covered by the Master Agreement with the IBT decreased our labor costs by approximately $2 million per month in May and June of 2006. The wage and cost of living increases scheduled to go into effect on June 1, 2006 for those employees were delayed until July 1, 2006 resulting in cost savings of approximately $325,000 in June 2006. The unpaid furloughs required of our salaried non-bargaining employees reduced our non-bargaining labor costs by approximately $200,000 in May and $800,000 in June.
On June 30, 2006 we entered into the Fifth Amendment to the DIP Facility which provides us with an additional $30 million of liquidity through a new term loan, reduces the interest rate on certain other portions of the DIP Facility, provides for the payment of interest in kind for certain of the term loans, waives all the covenant violations previously disclosed and extends the maturity date on the term loans to June 30, 2007. The Fifth Amendment was approved by the Bankruptcy Court on July 12, 2006. We believe that the additional availability obtained by the Fifth Amendment should provide us with the cash required to prevent the previously projected liquidity shortfalls and enable us to meet our working capital needs. The Fifth Amendment is more fully discussed in Note 11 to the accompanying unaudited consolidated financial statements and in the discussion of liquidity matters below.
Operating Activities
We use the indirect method to prepare our statement of cash flows. Accordingly, we compute net cash provided by operating activities by adjusting the net loss for all items included in the net loss that do not currently affect operating cash receipts and payments. Cash provided by operating activities was $13.1 million for the three months ended March 31, 2006 compared to $6.8 million for the three months ended March 31, 2005. This increase in cash from operating activities was due to the increase in cash collections from our customers of approximately $18.8 million primarily as a result of the increase in revenues. This was partially offset by increased payments related to fuel costs, salaries, wages and fringe benefits, interest and the Chapter 11 Proceedings.

Investing Activities
During the three months ended March 31, 2006, we used $4.7 million in investing activities compared to $20.7 million during the three months ended March 31, 2005. During the three months ended March 31, 2005, restricted cash, cash equivalents and other time deposits required to collateralize our self-insurance reserves at our captive insurance company increased $10.3 million. There was no increase during the three months ended March 31, 2006. In addition, the net amount deposited with insurance carriers was $7.1 million lower in the first quarter of 2006 compared to the first quarter of 2005.
We invested approximately $4.3 million in our fleet of Rigs during the first quarter of 2005 and approximately $6.1 million during the first quarter of 2006. During the first quarter of 2006, we remanufactured 45 tractors, 70 trailers and replaced (overhauled) approximately 129 engines. During the first quarter of 2005, we remanufactured 35 tractors, 36 trailers and replaced (overhauled) approximately 105 engines.
An estimate of our planned capital expenditure for 2006 is included in our Annual Report on Form 10-K for the year ended December 31, 2005. However, in order to service our existing business, we have found it necessary to increase the planned capital expenditure for 2006 that was disclosed in our Annual Report on Form 10-K, by approximately $3.5 million for the remanufacture of an additional 50 Rigs.
Financing Activities
We used $9.5 million in financing activities during the three months ended March 31, 2006 while financing activities provided net cash of $15.2 million for the three months ended March 31, 2005. As a result of the increase in cash provided from operations in the first quarter of 2006, there was no need for us to borrow additional amounts under the Revolver during the quarter. In contrast, in the first quarter of 2005 net borrowings increased by $9.7 million. In addition, we did not borrow under insurance financing arrangements during the first quarter of 2006 since we were able to obtain funding for substantially all of our 2006 insurance programs in the fourth quarter of 2005. This is in contrast to the first quarter of 2005 when we borrowed under insurance financing arrangements, since we did not finance our insurance premiums at the end of 2004. Additionally, during the three months ended March 31, 2006 the repayments under insurance financing arrangements were $5.6 million higher than the repayments during the three months ended March 31, 2005 since more premiums were financed for the 2006 coverage.
Debt, Contractual Obligations and Letters of Credit
The amount available under the $130 million Revolver may be reduced based on the calculation of eligible Revolver collateral. As of March 31, 2006, $111.0 million of eligible Revolver collateral was available. As of March 31, 2006, approximately $38.5 million of the Revolver was committed under letters of credit primarily related to the settlement of insurance claims and $50.5 million in loans were outstanding under the Revolver. We had approximately $17.2 million and $10.2 million available under the Revolver as of March 31, 2006 and August 8, 2006, respectively.
We renew our letters of credit annually. At March 31, 2006, we had agreements with third parties to whom we have issued $141.2 million of letters of credit primarily relating to settlements of insurance claims and reserves and support for a line of credit at one of our foreign subsidiaries. Of the $141.2 million, $38.5 million of these letters of credit are secured by borrowings under the Revolver and $102.6 million are issued by our wholly owned captive insurance subsidiary, Haul Insurance Limited and are collateralized by $102.6 million of restricted cash and cash equivalents held by this subsidiary. The amount of letters of credit that we may issue under the Revolver may not exceed $75 million and may be less than this amount based on existing availability under the DIP Facility. We utilized $38.5 million of this availability at March 31, 2006 and the remaining letter of credit availability under the DIP Facility as of March 31, 2006 was $17.2 million.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report on Form 10-K and the Notes to our unaudited consolidated financial statements included in “Item 1. Financial Statements” of this report for more information on our debt, contractual obligations and letters of credit.

Off-Balance Sheet Arrangements
Between January 1, 2006 and August 8, 2006, we entered into no new significant off-balance sheet arrangements. See our 2005 Annual Report on Form 10-K for a discussion of our off-balance sheet arrangements as of December 31, 2005.
Disclosures About Market Risks
We face several risks, some of which we discuss in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The primary market risks inherent in our market risk sensitive instruments and positions are the potential loss arising from adverse changes in fuel prices, interest rates, self-insured claims and foreign currency exchange rates.
Fuel Prices
Our Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as the weather, government policies, and changes in global demand and global production. To reduce the price risk caused by market fluctuations, Allied Automotive Group periodically purchases fuel in advance of consumption. A 10% increase in diesel fuel prices would increase costs by $10.4 million over the next twelve months assuming levels of fuel consumption in the next twelve months are consistent with levels of fuel consumed in the first quarter of 2006. This increase in costs would be partially offset by our fuel surcharge arrangements with our customers. Currently, we have in place fuel surcharges with substantially all of our customers. In periods of rising fuel prices and declining vehicle deliveries, we may not recover all of the fuel price increase through our fuel surcharge programs since fuel surcharge rates reset at varying intervals which do not exceed more than one quarter based on fuel prices in the applicable preceding period.
Interest Rates
We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. Prior to the Chapter 11 filing, the Senior Notes bore interest at a fixed rate. During the Chapter 11 Proceedings, the Senior Notes rank as an unsecured claim and we have ceased the accrual and payment of interest pending consummation of a plan of reorganization. As of March 31, 2006, we had $150.5 million outstanding under the DIP Facility subject to variable rates of interest. The interest rates on the Revolver in our DIP Facility may vary based on either an annual index rate (based on the greater of the base rate on corporate loans as published from time to time in The Wall Street Journal and the federal funds rate plus 0.50%) plus 2.00%, or LIBOR plus 3.00%. The $20 million term loan bears interest at an annual rate of LIBOR plus 5.50%. At March 31, 2006 the $80 million term loan bore interest at an annual rate of LIBOR plus 9.50%. The Fifth Amendment revised the rate to LIBOR plus 8.5% effeffective June 30, 2006. Based on the outstanding balance of the DIP Facility as of March 31, 2006, the impact of a three-percentage point increase in interest rates would result in an increase in our annual interest expense of approximately $4.6 million.
Risk Management Retention
As more fully discussed in our 2005 Annual Report on Form 10-K, we retain losses for certain risks within certain limits through high deductibles or self-insured retentions. In states where we are insured for workers’ compensation claims, the majority of our risk in 2006 is covered by a fully insured program with no deductible. For certain risks, coverage for losses is provided by primary and reinsurance companies unrelated to our company. Our coverage is based on the date that a claim is incurred. Haul Insurance Limited, our captive insurance subsidiary, provides reinsurance coverage to certain of our licensed insurance carriers for certain types of losses for certain years within our insurance program, primarily insured workers’ compensation, automobile and general liability risks. Haul Insurance Limited was not included in the companies that filed for Chapter 11.
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
Foreign Currency Exchange Rates
Though we operate primarily in the U.S., we own foreign subsidiaries, the most significant being Allied Systems (Canada). The net investment in our foreign subsidiaries translated into U.S. dollars using the rate of exchange in effect at March 31, 2006, was $37.6 million. The potential impact on other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates approximates $3.8 million.
At March 31, 2006, we had an intercompany payable balance of $44.0 million denominated in U.S. dollars recorded on our Canadian subsidiary’s balance sheet. The potential impact from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance would be a $4.4 million charge or credit to the income statement. We do not use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates.
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
A summary of the significant accounting policies that we follow in the preparation of our financial statements as well as footnotes describing various elements of the financial statements and the assumptions on which specific amounts were determined, are included in our consolidated financial statements included in our 2005 Annual Report on Form 10-K. In addition, our critical accounting policies and estimates are discussed in our 2005 Annual Report on Form 10-K, and we believe that no changes have occurred.
Recent Accounting Pronouncements
See Note 4 to the accompanying unaudited consolidated financial statements.
Factors Which May Affect Future Results
Our business is subject to certain risks, including the risks set forth in Part II, Item 1A.“Risk Factors.” Readers of this Quarterly Report on Form 10-Q should take such risks into account in evaluating any investment decision involving our common stock. More detailed information concerning these and other risks is contained in other sections of this Quarterly Report on Form 10-Q and our other Reports filed with the SEC.
Cautionary Notice Regarding Forward-Looking Statements
We make forward-looking statements in this Quarterly Report on Form 10-Q and in other materials we file with the SEC or otherwise make public. In this Quarterly Report on Form 10-Q, Item 2 “Managements Discussion and Analysis of Financial Conditions and Results of Operations,” contains forward-looking statements. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including our ability to emerge from Chapter 11) and demand for our services, and other statements of our plans, beliefs, or expectations, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth in Part II, Item 1A “Risk Factors,” and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, which could cause actual results to differ materially from our expectations.
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
(b) Changes in Internal Control Over Financial Reporting. In connection with the audit of our consolidated financial statements for the years ended December 31, 2003, 2004 and 2005, KPMG identified certain deficiencies that were considered to be a material weakness. While KPMG acknowledged to the Audit Committee and management that they had observed improvement during 2005 in processes and controls with respect to our analysis, evaluation and review of certain financial information included in our financial reporting, KPMG indicated that the design and operating effectiveness of these new controls could only be evaluated when they have been operating for a reasonable period of time.
During 2006 we have allocated additional resources to achieve our plan to remediate the material weakness. However, certain system and process changes are required to complete the plan and such changes require design, development, testing and implementation. We believe the resources allocated are appropriate and will achieve the desired objectives.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various litigation and environmental matters relating to workers’ compensation, products liability, auto liability, employment practices, and other matters arising from operations in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial position but could have a material effect on our results of operations in future periods.
See also Note 13 (c) of the notes to our unaudited consolidated financial statements included herein.
Item 1A. Risk Factors
Our business is subject to certain risks, including the risks described below. Readers of this Quarterly Report on Form 10-Q should take such risks into account in evaluating any investment decision involving our common stock. This Item 1A does not describe all risks applicable to our business and is intended only as a summary of certain material factors that affect our operations and the carhaul industry in which we operate. More detailed information concerning these and other risks is contained in other sections of this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
We may not be able to successfully reorganize under Chapter 11, which would likely terminate our future business prospects and our ability to continue as a going concern and result in a liquidation of our assets.
On July 31, 2005, Allied Holdings, Inc. and substantially all its subsidiaries filed for voluntary reorganization under Chapter 11. Our ability to successfully reorganize could be hampered by a number of factors including our ability to obtain the required votes of the Creditors Committee to approve and implement a plan of reorganization, our ability to reach agreements with the Teamsters in the United States on modifications to the Master Agreement which we believe are necessary to allow us to emerge from Chapter 11, our ability to comply with our DIP Facility, as well as financing to replace the DIP Facility upon the earlier of our emergence from Chapter 11 or the termination of such facility, our ability to motivate and retain key employees and suppliers and the extent to which the reorganization process serves to divert management’s attention away from the daily running of the business. In addition, the adverse publicity regarding our Chapter 11 filing and performance could affect our results going forward. Any adverse effect on our credit standing with our lenders and suppliers could affect the costs of doing business and our negotiating power with lenders and creditors. We can provide no assurance that the reorganization process will be successful. If it is not successful, it is likely that we would be forced to cease operations and liquidate our assets.
We have a significant amount of debt and substantially all our assets are pledged as collateral for long-term obligations, which could limit our operational flexibility and customer relationships or otherwise adversely affect our financial condition.
As of March 31, 2006, we had consolidated term debt and borrowings under our DIP Facility of approximately $150.5 million and Senior Notes outstanding of $150 million. As more fully discussed in Part I, Item 2.“ Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” additional borrowings may be available under our DIP Facility. However, we are exposed to the risks normally associated with substantial amounts of debt such as:
•	We may not be able to repay, refinance or extend our debt as it matures. The Revolver under the DIP Facility matures on February 2, 2007 and the term loans under the DIP Facility mature on June 30, 2007;

•	If we are not able to refinance or extend our debt when it matures, we may not be able to repay the debt;

•	Substantially all our assets are pledged as collateral for our debt and as a result we are limited in our ability to sell assets to generate additional cash;

•	Our flexibility in responding to changes in the business and industry may be reduced;

•	We may be more vulnerable to economic downturns;

•	We may be unable to invest in our fleet of Rigs;

•	We may be unable to meet customer demands; and

•	We may be limited in our ability to withstand competitive pressures.
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
In recent years, as a result of our financial condition, we have operated under a reduced capital expenditure plan with respect to our fleet of Rigs. As a result, we have been unable to replace or remanufacture the number of Rigs or engines we normally would have if we had not been forced to significantly reduce our capital expenditures. We believe that approximately 67% of our active fleet of Rigs will reach the end of their useful lives and must be replaced in 2006 through 2010, which will require a significant increase in our capital spending on the fleet, from approximately $34 million in 2006 to approximately $85.5 million in 2007 and approximately $75 million in each of the years 2008, 2009 and 2010. No assurances can be provided that we will have the necessary capital from our operations or that we will be able to obtain financing on terms acceptable to us, or at all, to support this necessary increase in capital investment. In addition, even if we are able to invest the $34 million budgeted for our fleet of Rigs in 2006, we still believe that approximately 240 of the Rigs that we own will be at risk of failing during 2006 as a result of tractor engine failures or trailer failures or the Rigs otherwise reaching the end of their useful lives. A large number of Rig failures in 2006 or beyond could result in our inability to meet our service requirements under existing customer contracts, which could result in the termination of such agreements by our customers and would likely have a material adverse effect on our operations and financial results.
Additionally, between the beginning of January of 2004 and the end of the first quarter of 2006, we have removed 869 tractors and 942 trailers from our operations, and as a result, we presently have no excess Rigs that we could utilize to service our existing business beyond the Rigs that we presently operate. In the event we do not have sufficient funds available to make the capital expenditures outlined above at the appropriate time or if our Rig engines or tractors fail, we will be required to remove Rigs from operations. In the event we are required to remove Rigs from operations for this or other reasons, there will be an adverse effect on our operations, our financial results and customer relationships.
If we are not able to modify our Master Agreement in the U.S. or renegotiate our other union contracts on terms favorable to us as they expire, or if work stoppages or other labor disruptions occur during such negotiations, it could preclude us from emerging from bankruptcy and would have a material adverse effect on our operations.

On March 8, 2006, certain of our subsidiaries, including Allied Systems, Ltd, made a proposal to the IBT for a new collective bargaining agreement regarding their employees in the U.S. represented by the Teamsters, by modifying the current collective bargaining agreement, which expires on May 31, 2008 and covers approximately 3,700 drivers and yard and shop personnel employed by our Automotive Group. The proposal seeks to eliminate future increases to wages, health and welfare benefits and pension contributions as contemplated by the Master Agreement and in the aggregate seeks to reduce current Teamster employee compensation by approximately 17%. We believe our proposal would reduce our costs, during the remaining term of the collective bargaining agreement, by approximately $65 million per year as long as our proposed terms remain in effect. We have proposed a new agreement, which would begin as soon as an agreement is reached and have commenced negotiations with the IBT.
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
Higher fuel prices or a shortage of fuel could impact the sales of SUVs or light trucks at our major customers, which could impair our revenues and negatively impact our earnings. Further, fuel is a major expense in the transportation of automobiles, and the cost and availability of fuel are subject to economic and political factors and events, which we can neither control nor accurately predict. We attempt to minimize the effect of fuel price fluctuations by periodically purchasing a portion of our fuel in advance, but we can provide no assurance that such activity will effectively mitigate our exposure. In addition, we have negotiated fuel surcharges with substantially all of our customers, which now enable us to pass on a portion of any increase in fuel costs to these customers. Customer fuel surcharges reset at varying intervals, which do not exceed more than one quarter based on fuel prices in the applicable preceding time period. This results in a lag between the time period when actual fuel prices change and the time period when the fuel surcharge is adjusted. Nevertheless, we can provide no assurance that we will be able to continue to obtain fuel surcharges from these customers. Furthermore, in periods of rising fuel prices and declining vehicle deliveries, we may not recover all of the fuel price increase through our fuel surcharge programs due to the lag discussed above and the influence of production levels by our customers.
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
The internal strategies of our largest customers could have a material effect on our performance.
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
Because we retain liability for a significant portion of our risks, an increase in the number or severity of accidents, on the job injuries, other loss events over those anticipated, or adverse developments in existing claims including wage and medical cost inflation could have a material adverse effect on our profitability. While we currently have insurance coverage for the majority of our U.S. workers’ compensation claims in 2006 and other claims above our retention levels, there can be no assurance that we will be able to obtain such insurance coverage in the future.
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
We reported net losses of $125.7 million, $53.9 million, $8.6 million, $7.5 million and $39.5 million for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively and a net loss of $8.3 million for the quarter ended March 31, 2006. In addition, our accumulated deficit at March 31, 2006 was $222.9 million. Our ability to improve our performance and profitability are dependent upon several factors including the timely and successful confirmation and implementation of a plan of reorganization, the economy, the dynamics of the automotive transportation industry including actions by our major customers, our ability to develop and implement successful business strategies, our ability to maintain effective relationships with our employees including those represented by the Teamsters, our ability to maintain effective relationships with our suppliers, the price and availability of fuel and our ability to successfully manage other operational challenges. If we fail to improve our performance, it could continue to have an adverse effect on our financial condition, cash flow, liquidity and business prospects and our operations would not likely be profitable in the ensuing years.
Our restricted cash, cash equivalents and other time deposits are not available for use in our operations even if they were needed to fund our operations.
As of March 31, 2006, our restricted cash, cash equivalents and other time deposits were approximately $102.6 million. We use these restricted cash, cash equivalents and other time deposits to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. These assets are not available for use in our operations even if needed for our continued operations or to service our debt obligations.
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
Our Automotive Group believes that its relationships with its customers are mutually satisfactory; however, we can provide no assurance that these relationships will not be terminated in whole or in part in the future. Furthermore, automotive manufacturers are relying increasingly on logistics companies and re-engineering vehicle delivery practices, which could result in a reduction of services provided by us or an increase in the Automotive Group’s cost of delivery for some or all of our major customers. A significant reduction in vehicle production levels, plant closings, or the imposition of vendor price reductions by these manufacturers, or the loss of General Motors, Ford, DaimlerChrysler, Toyota or Honda as customers, or a significant reduction or a change in the design, definition, frequency or terms of the services provided for any of these customers by our Automotive Group would have a material adverse effect on our operations. General Motors, DaimlerChrysler, and Ford, in particular, have publicly announced plans to significantly reduce vendor costs including those costs associated with logistics services.
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
The loss of our Teamster drivers and mechanics could adversely affect our operations.
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
In connection with the audit of our consolidated financial statements for the years ended December 31, 2003, 2004 and 2005, KPMG identified certain deficiencies that were considered to be a material weakness. While KPMG acknowledged to the Audit Committee and management that they had observed improvement during 2005 in processes and controls with respect to our analysis, evaluation and review of certain financial information included in our financial reporting, KPMG indicated that the design and operating effectiveness of these new controls could only be evaluated when they have been operating for a reasonable period of time.
During 2006 we have allocated additional resources to achieve our plan to remediate the material weakness. However, certain system and process changes are required to complete the plan and such changes require design, development, testing and implementation. We believe the resources allocated are appropriate and will achieve the desired objectives.
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

Item 6. Exhibits
(a) Exhibit Index

Exhibit No.	Description

4.3(j)	Consent and Fifth Amendment, dated June 30, 2006 to Senior Secured, Super Priority Debtor-in-Possession Credit Agreement, dated as of August 1, 2005, by and among Allied Holdings, Inc., Allied Systems, Ltd. (L.P.), each subsidiary listed as a credit party thereto, General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as agents and the lenders from time to time party thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Thomas H. King.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by Thomas H. King.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HOLDINGS, INC.
Date: August 14, 2006	By:	/s/ Hugh E. Sawyer
Hugh E. Sawyer,
President and Chief Executive Officer

Date: August 14, 2006

By:	/s/ Thomas H. King
Thomas H. King,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.3(j)	Consent and Fifth Amendment, dated June 30, 2006 to Senior Secured, Super Priority Debtor-in-Possession Credit Agreement, dated as of August 1, 2005, by and among Allied Holdings, Inc., Allied Systems, Ltd. (L.P.), each subsidiary listed as a credit party thereto, General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc., as agents and the lenders from time to time party thereto.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Thomas H. King.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by Thomas H. King.