Form 10-Q
period 2006-06-30
ALLIED HOLDINGS INC
filed 2006-09-08
CIK 909950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 —
For the quarterly period ended June 30, 2006
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
Large Accelerated Filer ☐                 Accelerated Filer ☐                 Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Outstanding common stock, no par value at August 26, 2006             8,980,329

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$3,521	$4,117
Restricted cash, cash equivalents and other time deposits	32,915	32,830
Receivables, net of allowances of $2,254 and $2,218 as of June 30, 2006 and December 31, 2005, respectively	54,236	61,427
Inventories	5,150	5,132
Deferred income taxes	—	128
Prepayments and other current assets	34,737	59,434

Total current assets	130,559	163,068
Property and equipment, net of accumulated depreciation	122,659	123,904
Goodwill, net	3,545	3,545
Other assets:
Restricted cash, cash equivalents and other time deposits	69,944	69,764
Deferred income taxes	63	—
Other noncurrent assets	22,234	22,835

Total other assets	92,241	92,599

Total assets	$349,004	$383,116

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities not subject to compromise:
Debtor-in-possession credit facility	$142,401	$151,997
Canadian revolving credit facility	464	—
Accounts and notes payable	40,152	57,196
Accrued liabilities	80,394	83,317
Deferred income taxes	80	—

Total current liabilities	263,491	292,510

Long-term liabilities not subject to compromise:
Postretirement benefits other than pensions	4,357	4,412
Deferred income taxes	—	143
Other long-term liabilities	71,260	74,096

Total long-term liabilities	75,617	78,651
Liabilities subject to compromise	199,479	199,322
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, no par value. Authorized 5,000 shares; none outstanding	—	—
Common stock, no par value. Authorized 20,000 shares; 8,980 shares outstanding at June 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	48,731	48,545
Treasury stock, 139 shares at cost	(707)	(707)
Accumulated deficit	(216,634)	(214,631)
Accumulated other comprehensive loss, net of tax	(20,973)	(20,574)

Total stockholders’ deficit	(189,583)	(187,367)

Total liabilities and stockholders’ deficit	$349,004	$383,116

See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$245,382	$232,554	$486,210	$453,504

Operating expenses:
Salaries, wages, and fringe benefits	114,863	118,105	240,476	239,333
Operating supplies and expenses	50,341	44,115	99,003	85,624
Purchased transportation	32,670	31,382	63,578	60,243
Insurance and claims	10,235	9,695	21,168	18,578
Operating taxes and licenses	7,355	7,637	15,053	15,411
Depreciation and amortization	7,283	7,050	14,499	15,242
Rents	1,739	1,949	3,492	3,798
Communications and utilities	1,501	1,479	3,438	3,390
Other operating expenses	1,983	4,479	4,048	7,059
Impairment of goodwill	—	79,172	—	79,172
Gain on disposal of operating assets, net	(201)	(421)	(255)	(377)

Total operating expenses	227,769	304,642	464,500	527,473

Operating income (loss)	17,613	(72,088)	21,710	(73,969)

Other income (expense):
Interest expense (excludes contractual interest of $3,234 and $6,469 for the three and six months ended June 30, 2006, respectively)	(9,525)	(14,739)	(19,066)	(22,951)
Investment income	1,212	578	2,248	1,016
Foreign exchange gains (losses), net	1,755	(412)	1,585	(611)

Total other income (expense)	(6,558)	(14,573)	(15,233)	(22,546)

Income (loss) before reorganization items and income taxes	11,055	(86,661)	6,477	(96,515)
Reorganization items	(4,707)	—	(8,290)	—

Income (loss) before income taxes	6,348	(86,661)	(1,813)	(96,515)
Income tax (expense) benefit	(63)	11,611	(190)	11,407

Net income (loss)	$6,285	$(75,050)	$(2,003)	$(85,108)

Basic and diluted earnings (loss) per common share:
Net income (loss):
Basic and diluted	$0.70	$(8.36)	$(0.22)	$(9.50)

Weighted average common shares outstanding:
Basic and diluted	8,980	8,980	8,980	8,960

See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,003)	$(85,108)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off and amortization of deferred financing costs	5,595	6,464
Depreciation and amortization	14,499	15,242
Impairment of goodwill	—	79,172
Reorganization items	8,290	—
Gain on disposal of assets	(255)	(377)
Foreign exchange (gains) losses	(1,585)	611
Deferred income taxes	2	(11,260)
Stock-based compensation expense	186	—
Change in operating assets and liabilities:
Receivables, net of allowances	7,610	(168)
Inventories	33	(371)
Prepayments and other assets	17,700	(4,839)
Accounts and notes payable	866	(1,647)
Accrued liabilities	(6,432)	(659)

Net cash provided by (used in) operating activities before payment of reorganization items	44,506	(2,940)
Reorganization items paid	(6,549)	—

Net cash provided by (used in) operating activities	37,957	(2,940)

Cash flows from investing activities:
Purchases of property and equipment	(12,564)	(8,699)
Proceeds from sales of property and equipment	834	2,836
Increase in restricted cash, cash equivalents and other time deposits	(265)	(16,419)
Funds deposited with insurance carriers	(698)	(8,054)
Funds returned from insurance carriers	2,935	3,070

Net cash used in investing activities	(9,758)	(27,266)

Cash flows from financing activities:
Repayment of debtor-in-possession revolving credit facility, net	(9,596)	—
Additions to Canadian revolving credit facilities, net	464	—
Additions to pre-petition revolving credit facilities, net	—	13,592
Additions to long-term debt	—	25,000
Repayment of pre-petition debt	—	(9,628)
Payment of deferred financing costs	—	(625)
Proceeds from insurance financing arrangements	178	8,470
Repayments of insurance financing arrangements	(19,352)	(6,060)
Proceeds from issuance of common stock	—	124

Net cash (used in) provided by financing activities	(28,306)	30,873

Effect of exchange rate changes on cash and cash equivalents	(489)	(180)

Net change in cash and cash equivalents	(596)	487
Cash and cash equivalents at beginning of period	4,117	2,516

Cash and cash equivalents at end of period	$3,521	$3,003

Supplemental cash flow information:
Cash paid (refunds received) during the period for:
Interest	$11,600	$15,812
Income taxes, net	168	(472)
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
(1) Organization and Operations
Company Overview
We are a vehicle-hauling company providing a range of logistics and other support services to the automotive industry. Our principal operating divisions are Allied Automotive Group, Inc. (Allied Automotive Group) and Axis Group, Inc. (“Axis Group”). Allied Automotive Group, through its subsidiaries, is engaged in the business of transporting automobiles, light trucks, and sports-utility vehicles (“SUVs”) from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group, through its subsidiaries, is engaged in the business of securing and managing vehicle distribution services, automobile inspections, auction and yard management services, vehicle tracking, vehicle accessorization, and dealer preparatory services for the automotive industry.
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
The Debtors are currently operating their business as debtors-in-possession under the jurisdiction of the U.S. Bankruptcy Court for the Northern District of Georgia (“Bankruptcy Court”) and cannot engage in transactions considered to be outside of the ordinary course of business without obtaining Bankruptcy Court approval. We currently have the exclusive right to file a plan of reorganization until November 1, 2006 and to solicit acceptance of the plan through January 2, 2007. The exclusivity period can be extended at our request, if approved by the Bankruptcy Court. However, we can provide no assurance as to whether any request to extend the exclusivity period will be approved. Proceedings between the Petition Date and the date that the plan of reorganization is consummated will be referred to as the Chapter 11 Proceedings. See Note 3 for other disclosures required by entities in reorganization under the Bankruptcy Code.
(2) Accounting and Reporting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and are based on the Security and Exchange Commission’s Regulation S-X and its instructions to Form 10-Q. They do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed in this report, there have been no material changes in the information that we disclosed in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. These interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. As a result of our Chapter 11 filings, we have applied the guidance in the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

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
Our revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters as a result of the higher volume of vehicles shipped. The volume of vehicles shipped is generally higher during the second quarter as North American light vehicle production has historically been at its highest level during this quarter due to higher consumer sales of automobiles, light trucks and SUVs in the spring and early summer. The introduction of new models in the fall of each year combined with the manufacturers’ motivation to ship vehicles before calendar year-end, increase shipments to dealers through the fourth quarter. During the first and third quarters, vehicle shipments typically decline due to lower production volume during those periods. The third quarter volume does benefit from the introduction of new models, but the net volume for the quarter is typically lower than the second and fourth quarters due to the scheduled original-equipment manufacturer (“OEM”) plant shutdowns, which generally occur early in the third quarter. The first quarter volume is negatively impacted by the holiday shutdown in December of each year and the relatively low inventory of vehicles to ship as a result of maximizing shipments at the end of the year. As a result of these and other factors, our operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
(3) Accounting for Reorganization
As a result of our Chapter 11 filings, we have applied the guidance in SOP 90-7 in the preparation of the accompanying unaudited consolidated financial statements. SOP 90-7 does not change the application of GAAP in the preparation of financial statements. However, SOP 90-7 does require that financial statements, for periods including and subsequent to the filing of a Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business and also that liabilities subject to compromise be segregated from those not subject to compromise. In accordance with SOP 90-7 we have:
•	separated liabilities that are subject to compromise from liabilities that are not subject to compromise;

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
•	distinguished transactions and events that are directly associated with the reorganization from the ongoing operations of the business; and

•	ceased accruing interest on the 8 5/8% senior notes (“Senior Notes”).
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
We ceased the recording of interest on liabilities subject to compromise, primarily the Senior Notes, as of the Petition Date. Contractual interest on the Senior Notes in excess of reported interest was approximately $3.2 million and $6.5 million for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, contractual interest not accrued since the Petition Date was approximately $11.9 million, excluding any potential compound or default interest arising from events of default related to the Chapter 11 Proceedings.
Liabilities subject to compromise are as follows at June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Accounts payable	$25,076	$24,922
Senior Notes	150,000	150,000
Accrued interest on Senior Notes	4,313	4,313
Multiemployer pension withdrawal liabilities	15,847	15,847
Accrued claims and insurance reserves	3,112	3,109
Other accrued liabilities	1,131	1,131

	$199,479	$199,322

Reorganization Items
Reorganization items are presented separately in the accompanying unaudited consolidated statements of operations and represent expenses that we have identified as directly relating to the Chapter 11 Proceedings. These items for the three and six months ended June 30, 2006 are summarized as follows (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Legal and professional fees	$3,849	$6,528
Employee retention plan	773	1,589
Other reorganization items	85	173

	$4,707	$8,290

Condensed Financial Statement Information of the Debtors and Non-debtors
As disclosed above, the Non-debtors were not among the subsidiaries that filed for Chapter 11. Presented below are unaudited condensed consolidating financial statement information of the Debtors and the Non-debtors:
Condensed Consolidating Balance Sheet Information
June 30, 2006
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Current assets	$92,460	$38,060	$39	$130,559
Intercompany receivables (payables)	16,282	(16,282)	—	—
Property and equipment, net	119,178	3,481	—	122,659
Goodwill, net	3,545	—	—	3,545
Investment in subsidiaries	23,827	6,223	(30,050)	—
Other assets	21,904	70,337	—	92,241

Total assets	$277,196	$101,819	$(30,011)	$349,004

Liabilities not subject to compromise:
Current liabilities	$240,058	$24,032	$(599)	$263,491
Other noncurrent liabilities	26,303	49,314	—	75,617
Liabilities subject to compromise	199,479	—	—	199,479
Stockholders’ (deficit) equity	(188,644)	28,473	(29,412)	(189,583)

Total liabilities and stockholders’ (deficit) equity	$277,196	$101,819	$(30,011)	$349,004

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Condensed Consolidating Balance Sheet Information
December 31, 2005
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Current assets	$121,807	$41,261	$—	$163,068
Intercompany receivables (payables)	14,744	(14,744)	—	—
Property and equipment, net	120,212	3,692	—	123,904
Goodwill, net	3,545	—	—	3,545
Investment in subsidiaries	21,169	6,223	(27,392)	—
Other assets	22,366	70,233	—	92,599

Total assets	$303,843	$106,665	$(27,392)	$383,116

Liabilities not subject to compromise:
Current liabilities	$264,265	$28,245	$—	$292,510
Other noncurrent liabilities	26,684	51,967	—	78,651
Liabilities subject to compromise	199,322	—	—	199,322
Stockholders’ (deficit) equity	(186,428)	26,453	(27,392)	(187,367)

Total liabilities and stockholders’ (deficit) equity	$303,843	$106,665	$(27,392)	$383,116

Condensed Consolidating Statement of Operations Information
For the Three Months Ended June 30, 2006
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Revenues	$244,590	$1,133	$(341)	$245,382
Operating expenses	227,181	929	(341)	227,769

Operating income	17,409	204	—	17,613
Other (expense) income, net	(6,395)	1,309	(1,472)	(6,558)

Income before reorganization items and income taxes	11,014	1,513	(1,472)	11,055
Reorganization items	(4,707)	—	—	(4,707)

Income before income taxes	6,307	1,513	(1,472)	6,348
Income tax expense	(22)	(445)	404	(63)

Net income	$6,285	$1,068	$(1,068)	$6,285

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Condensed Consolidating Statement of Operations Information
For the Six Months Ended June 30, 2006
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Revenues	$484,360	$2,531	$(681)	$486,210
Operating expenses	463,188	1,993	(681)	464,500

Operating income	21,172	538	—	21,710
Other (expense) income, net	(14,844)	2,269	(2,658)	(15,233)

Income before reorganization items and income taxes	6,328	2,807	(2,658)	6,477
Reorganization items	(8,290)	—	—	(8,290)

(Loss) income before income taxes	(1,962)	2,807	(2,658)	(1,813)
Income tax expense	(41)	(787)	638	(190)

Net (loss) income	$(2,003)	$2,020	$(2,020)	$(2,003)

Condensed Consolidating Statement of Cash Flows Information
For the Six Months Ended June 30, 2006
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Net cash provided by (used in):
Operating activities	$38,684	$(727)	$—	$37,957
Investing activities	(9,461)	(297)	—	(9,758)
Financing activities	(28,306)	—	—	(28,306)
Effect of exchange rate changes on cash and cash equivalents	(489)	—	—	(489)

Net change in cash and cash equivalents	428	(1,024)	—	(596)
Cash and cash equivalents at beginning of period	730	3,387	—	4,117

Cash and cash equivalents at end of period	$1,158	$2,363	$—	$3,521

(4) Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of the benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. FIN 48 requires the evaluation of tax positions to be completed prior to assessing the need for a valuation allowance for deferred tax assets. Additional disclosure requirements of the Interpretation include a rollforward of unrecognized tax benefits, information regarding the uncertainty of unrecognized tax benefits, a description of all open tax years by jurisdiction and the accounting policy on the income statement classification of interest and penalties and amounts of each recognized in the financial statements. FIN 48

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
is effective for fiscal years beginning after December 15, 2006, which would be effective for us on January 1, 2007. A change in net assets as a result of applying the provisions of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of accumulated deficit in the period of transition. We have not determined the effect on our financial position or results of operations of adopting FIN 48.
(5) Prepayments and Other Current Assets
Prepayments and other current assets as of June 30, 2006 and December 31, 2005 are presented below (in thousands):

	June 30,	December 31,
	2006	2005
Prepaid insurance	$24,719	$50,185
Prepaid licenses	2,990	1,532
Tires on tractors and trailers	2,278	2,245
Short-term deposits with pre-petition lenders	2,679	2,679
Other	2,071	2,793

	$34,737	$59,434

(6) Property and Equipment
Property and equipment and the related accumulated depreciation and amortization are presented below as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Cost	$526,120	$528,206
Accumulated depreciation and amortization	(403,461)	(404,302)

	$122,659	$123,904

We utilize primarily one company to remanufacture and supply certain parts needed to maintain a significant portion of our fleet of specialized tractors and trailers (together called “Rigs”), which we include in property and equipment. While we believe that a limited number of other companies could provide comparable remanufacturing services and parts, a change in this service provider could cause a delay in and increase the cost of the remanufacturing process and the maintenance of our Rigs. Such delays and additional costs could adversely affect our operating results as well as our Rig remanufacturing and maintenance programs and customer relationships. In addition, we purchase our tractors primarily through one manufacturing company. We have not yet determined whether another manufacturer could provide us with the number of specialized tractors that we need to operate our fleet of Rigs and if so, we have not determined the cost.
(7) Other Noncurrent Assets
Other noncurrent assets as of June 30, 2006 and December 31, 2005 are presented below (in thousands):

	June 30,	December 31,
	2006	2005
Deposits with insurance companies	$10,093	$4,961
Interest in split-dollar life insurance policies	6,139	6,181
Other deposits	2,593	2,599
Deferred financing costs	—	5,595
Other	3,409	3,499

	$22,234	$22,835

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The deferred financing costs and the related accumulated amortization as of December 31, 2005 are presented below (in thousands):

December 31,
2005
Cost	$7,646
Accumulated amortization	(2,051)

$5,595

The deferred financing costs at December 31, 2005 represent costs related to the debtor-in-possession financing discussed in Note 11, which were fully amortized as interest expense as of May 18, 2006. As previously disclosed, during the first quarter of 2006 we obtained forbearance from our lenders as a remedy to certain covenant violations. The forbearance period was scheduled to end on May 18, 2006. Accordingly, we reduced the amortization period of the deferred financing costs so that the amortization period ended on May 18, 2006 resulting in the full amortization of these costs at June 30, 2006.
The write-off and amortization of deferred financing costs was $2.0 million and $5.7 million for the three months ended June 30, 2006 and 2005, respectively and $5.6 million and $6.5 million for the six months ended June 30, 2006 and 2005, respectively.
(8) Accounts and Notes Payable and Accrued Liabilities
We enter into notes payable with third parties for insurance financing arrangements. Outstanding notes payable for insurance financing arrangements as of June 30, 2006 and December 31, 2005 were $14.3 million and $33.4 million, respectively, and are included in accounts and notes payable in the accompanying unaudited consolidated balance sheets. These amounts bear interest at rates ranging between 5.75% and 7.96% and are due in monthly installments, generally over a period of less than a year. The weighted-average interest rate on amounts outstanding at June 30, 2006 was 7.56%.
Accrued liabilities as of June 30, 2006 and December 31, 2005 are presented below (in thousands):

	June 30,	December 31,
	2006	2005
Claims and insurance reserves	$38,265	$39,602
Wages and benefits	27,746	30,748
Accrued taxes	3,986	4,017
Accrued interest	4,788	3,761
Purchased transportation	4,484	3,563
Other	1,125	1,626

	$80,394	$83,317

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
The parties to our insurance arrangements have agreed that certain contractual documentation needs to be corrected within the automobile policy and we filed a motion with the Bankruptcy Court to obtain approval for the amendments agreed to by the parties.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Claims and insurance reserves are adjusted periodically, as claims develop, to reflect changes in actuarial estimates based on actual experience.
The amounts recognized in the accompanying unaudited consolidated balance sheets as of June 30, 2006 and December 31, 2005 represent the undiscounted estimated ultimate amount of claims. These amounts are presented below (in thousands):

	June 30,	December 31,
	2006	2005
Accrued liabilities — current	$38,265	$39,602
Other long-term liabilities — noncurrent	66,900	70,040

	105,165	109,642
Liabilities subject to compromise	3,112	3,109

Total liability included in the consolidated balance sheets	$108,277	$112,751

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
(10) Employee Benefit Plans
(a) Pension and Postretirement Benefit Plans
The following tables present the components of our net periodic benefit cost for the pension and postretirement benefit plans for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Defined Benefit		Postretirement Benefit
	Pension Plans		Plans
	Three Months Ended June 30,
	2006	2005	2006	2005
Service cost	$23	$12	$14	$11
Interest cost	762	431	164	147
Expected return on plan assets	(1,014)	(617)	—	—
Amortization of:
Unrecognized net actuarial loss	524	280	169	134
Prior service cost	12	7	(82)	(68)

Net periodic benefit cost	$307	$113	$265	$224

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Defined Benefit		Postretirement Benefit
	Pension Plans		Plans
	Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$46	$33	$28	$24
Interest cost	1,524	1,174	328	323
Expected return on plan assets	(2,028)	(1,679)	—	—
Amortization of:
Unrecognized net actuarial loss	1,048	762	338	295
Prior service cost	24	19	(164)	(149)

Net periodic benefit cost	$614	$309	$530	$493

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
Two such claims, totaling $15.8 million, assert general unsecured claims for withdrawal liability on a noncontingent basis. While we have not validated these claims, we have determined that it is probable that a withdrawal had occurred in each case prior to the Petition Date and that the claim amounts asserted are reasonable estimates of the withdrawal liability. Accordingly, the amount of $15.8 million is included in liabilities subject to compromise as of June 30, 2006 and December 31, 2005.
(b) Employee Retention Plan
The Allied Holdings, Inc. Amended Severance Pay and Retention and Emergence Bonus Plan for Key Employees was approved by the Bankruptcy Court on January 6, 2006. The Plan includes three components: a severance component, a stay bonus component and a discretionary bonus component. During the three and six months ended June 30, 2006, we recognized reorganization expenses of $773,000 and $1,589,000, respectively related to the stay and discretionary bonus components. No expense was recognized during the three and six months ended June 30, 2006 related to the severance portion of the employee retention plan. The liabilities related to the Plan were $683,000 and $173,000 at June 30, 2006 and December 31, 2005, respectively, and are included in “other accrued liabilities” in the accompanying unaudited consolidated balance sheets.
(11) Debt
Our debt at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Current liabilities not subject to compromise:
DIP Facility — Revolver	$42,401	$51,997
DIP Facility — Term Loan A	20,000	20,000
DIP Facility — Term Loan B	80,000	80,000

	$142,401	$151,997

Canadian revolving credit facility (in U.S. dollars)	$464	$—

Liabilities subject to compromise:
Senior Notes	$150,000	$150,000

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
DIP Facility
In connection with the Chapter 11 Proceedings, on August 1, 2005, we entered into a financing agreement (the “DIP Facility”) for debtor-in-possession financing of up to $230 million. General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc. currently serve as agents for the lenders. The DIP Facility originally provided for aggregate financing of up to $230 million comprised of (i) a $130 million revolving credit facility (“Revolver”), which includes a swing-line credit commitment of $10 million and up to $75 million in letters of credit, (ii) a $20 million term loan (“DIP Facility Term Loan A”) and (iii) an $80 million term loan (“DIP Facility Term Loan B”). The Revolver bears interest at an annual rate, at our option, of either an annual index rate (based on the greater of the base rate on corporate loans as published from time to time in The Wall Street Journal or the federal funds rate plus 0.50%) plus 2.00%, or LIBOR plus 3.00%. In addition, we are charged a letter of credit fee under the Revolver payable monthly at a rate per annum equal to 2.75% times the amount of all outstanding letters of credit under the Revolver. There is also a fee of 0.5% on the unused portion of the Revolver.
During 2006, we have continued to be impacted by liquidity constraints and violated various covenants included in the DIP Facility. As previously disclosed, these violations required us to enter into certain amendments to the DIP Facility and forbearance agreements. On June 30, 2006, we entered into a fifth amendment (the “Fifth Amendment”) to the DIP Facility to provide us with $30 million of additional availability through a new term loan (“Term Loan C”). Term Loan C will bear interest at an annual rate of LIBOR plus 9.5%, payable at our option in cash each month or in kind by addition to principal on a monthly basis, with interest compounded on a monthly basis. The maturity date for Term Loan C is June 30, 2007. The Fifth Amendment provides us with additional availability by allowing us to pay interest in kind on DIP Facility Term Loan B by addition to principal on a monthly basis. As a result, the DIP Facility now provides for debtor-in-possession financing of up to $260 million plus interest paid in kind. Further, the Fifth Amendment reduces the interest rate on DIP Facility Term Loan B from LIBOR plus 9.5% to LIBOR plus 8.5%. The interest rate on DIP Facility Term Loan A remained unchanged at an annual rate of LIBOR plus 5.5%. As of June 30, 2006, the interest rates on the Revolver, DIP Facility Term Loan A and DIP Facility Term Loan B were 10.25%, 10.63% and 13.63% respectively.
The Fifth Amendment extended the maturity date of DIP Facility Term Loan B and Term Loan A from February 2, 2007 to June 30, 2007. The maturity date of the Revolver remains February 2, 2007. In addition, the Fifth Amendment revises the existing financial covenants set forth in the DIP Facility and waives all the defaults under the DIP Facility that we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe that the additional availability obtained by the Fifth Amendment should provide us with the cash required to prevent the previously projected liquidity shortfalls and enable us to meet our working capital needs during the expected term of the Chapter 11 Proceedings. The Fifth Amendment has been approved by the Bankruptcy Court.
We will be obligated to repay the DIP Facility prior to maturity if the plan of reorganization is confirmed by the Bankruptcy Court and becomes effective prior to the expiration of the DIP Facility. The agreement covering the DIP Facility also requires mandatory prepayment from the net cash proceeds of any asset sales, extraordinary receipts, or any insurance proceeds that we receive. The DIP Facility, as amended, also includes customary affirmative, negative, and financial covenants binding on our company, including implementation of a cash management system as set forth in the DIP Facility. The negative covenants limit our ability to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on our capital stock. The financial covenants included in the DIP Facility also limit the amount of our capital expenditures, set forth a minimum fixed charge coverage ratio and a maximum leverage ratio, and require that we maintain minimum consolidated earnings before interest, taxes, depreciation and amortization as set forth in the DIP Facility.
In addition, the DIP Facility includes customary events of default including events of default related to (i) the failure to comply with the financial covenants set forth in the DIP Facility, (ii) the failure to establish and maintain the cash management system set forth in the DIP Facility, (iii) the conversion of the Chapter 11 Proceedings to a Chapter 7 case or the appointment of a Chapter 11 trustee with enlarged powers, (iv) the granting of certain other super-priority administrative expense claims or non-permitted liens or the invalidity of liens securing the DIP Facility,

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(v) the stay, amendment or reversal of the Bankruptcy Court orders approving the DIP Facility, (vi) the confirmation of a plan of reorganization or entry of an order by the court dismissing the Chapter 11 case if such plan or order does not provide for payment in full of the DIP Facility or (vii) the granting of relief from the automatic stay to holders of security interests in our assets that would have a material adverse effect on our company.
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
The amount available under the $130 million Revolver may be reduced based on the calculation of eligible Revolver collateral. As of June 30, 2006, $105.8 million of eligible Revolver collateral was available. As of June 30, 2006, approximately $38.5 million of the Revolver was committed under letters of credit primarily related to the settlement of insurance claims and $42.4 million in loans were outstanding under the Revolver. We had approximately $18.6 million and $14.2 million available under the Revolver as of June 30, 2006 and August 26, 2006, respectively. As of August 26, 2006, we had borrowed $10 million from the $30 million available under Term loan C. As a result, we had $20 million available under Term Loan C as of August 26, 2006.
Canadian Revolving Credit Facility
Our subsidiary, Allied Systems (Canada) Company, also has a $2.5 million revolving credit facility with a bank in Canada (the “Canadian Revolver”) for use in our Canadian operations. The Canadian Revolver bears interest at the bank’s prime lending rate plus 0.5% and is secured by a letter of credit of $2.6 million, which is included in the $38.5 million of outstanding letters of credit discussed in Note 14(b).
Senior Notes
On September 30, 1997, we issued the $150 million 85/ 8 % Senior Notes through a private placement. The Senior Notes were subsequently registered with the Securities and Exchange Commission, are payable in semi-annual installments of interest only and mature on October 1, 2007.
Borrowings under the Senior Notes are general unsecured obligations of Allied Holdings, Inc. and are guaranteed by substantially all of our subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional and there are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to our company. We own 100% of the Guarantor Subsidiaries. The following companies (the “Nonguarantor Subsidiaries”) do not guarantee the obligations under the Senior Notes:
•	Haul Insurance Limited;

•	Arrendadora de Equipo Para el Transporte de Automoviles, S. de R.L. de C.V. ;

•	Axis Logistica, S. de R.L. de C.V. ;

•	Axis Operadora Hermosillo; and

•	Ace Operations, LLC.
See Note 19 for combined balance sheet information, combined statement of operations information and combined statement of cash flows information for the Guarantor Subsidiaries and the Nonguarantor Subsidiaries.
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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The filings for protection under Chapter 11 on July 31, 2005 constituted an event of default under the Senior Notes. The indenture agreement governing the Senior Notes provides that as a result of this event of default, the outstanding amount of the Senior Notes became immediately due and payable without further action by any holder of the Senior Notes or the trustee under the indenture. However, payment of the Senior Notes, including the semi-annual interest payments, is automatically stayed as of the Petition Date, absent further order of the Bankruptcy Court. As a result of the Chapter 11 Proceedings, and pursuant to SOP 90-7, we have reclassified the outstanding balance on the Senior Notes along with the related interest accrued as of the Petition Date to liabilities subject to compromise.
(12) Impairment of Goodwill
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we review our goodwill annually for impairment or on an interim basis if an event occurs or circumstances change that would potentially reduce the fair value of our goodwill below its carrying amount. SFAS No. 142 requires that if the fair value of a reporting unit is less than its carrying amount, including goodwill (Step I), further analysis (Step II) is required to measure the amount of the impairment loss, if any. The amount by which the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the reporting unit’s goodwill, determined in Step II, is to be recognized as an impairment loss. Our reporting units are the Allied Automotive Group and the Axis Group.
As a result of circumstances affecting Allied Automotive Group that culminated at the end of the second quarter of 2005, we reassessed its goodwill for impairment as of June 30, 2005. Allied Automotive Group was adversely affected by the actual and forecasted reduction of OEM production of automobiles in 2005. Accordingly, we revised our forecasts downward in the second quarter of 2005 from those used to perform our annual impairment test as of October 1, 2004. Our deteriorating financial performance combined with our lenders’ reaction to our revised forecasts resulted in the need to execute amendments to our Pre-petition Facility on a weekly basis to address our borrowing capacity and various covenant violations during the second quarter of 2005. The assessment resulted in an impairment loss of $79.2 million and represented the entire carrying value of goodwill for this reporting unit, since the estimated fair value of this reporting unit’s goodwill was determined to be zero. To determine the fair value of the reporting unit, management considered available information including market values of securities, appraisals of the Automotive Group’s long-term tangible assets and discounted cash flows from our revised forecasts. The discounted cash flow analysis involved estimates and assumptions by management regarding future sales volume, prices, inflation, expenses and capital spending, discount rates, exchange rates, tax rates and other factors. The assumptions used were consistent with the assumptions used for internal planning. The impairment loss is reflected as “Impairment of goodwill” in the accompanying unaudited consolidated statement of operations.
(13) Income Taxes
For the three and six months ended June 30, 2006 and 2005, the income tax (expense) benefit differed from the amounts computed by applying statutory rates to the reported income (loss) before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance. For the three months ended June 30, 2006, no expense was recognized related to the income before income taxes, except for the minor amount related to foreign jurisdictions where the valuation allowance is not required, since we reported a year-to-date loss before income taxes and no benefit was recognized for the loss before income taxes in the first quarter. For the three and six months ended June 30, 2005, we did recognize a tax benefit related to the impairment of goodwill to the extent that related deferred tax liabilities existed.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(14) Commitments and Contingencies
(a) Effect of Chapter 11 Filings
As discussed in Note 1, on July 31, 2005 Allied Holdings, Inc. and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. Our Canadian subsidiaries are included among the subsidiaries that filed voluntary petitions seeking bankruptcy protection in the Bankruptcy Court, and they also filed applications for creditor protection under the Companies Creditors’ Arrangement Act in Canada, which, like Chapter 11, allows for reorganization under the protection of the court system. Our captive insurance company, Haul Insurance Limited, as well as our subsidiaries in Mexico and Bermuda were not included in the Chapter 11 filings.
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
(b) Letters of Credit
At June 30, 2006, we had issued $141.4 million of outstanding letters of credit to third parties related primarily to the settlement of insurance claims and reserves and support for a line of credit at one of our foreign subsidiaries. Of the $141.4 million, $38.5 million of these letters of credit were secured by availability under the Revolver in the DIP Facility and $102.9 million were issued by our wholly owned captive insurance subsidiary, Haul Insurance Limited, and are collateralized by $102.9 million of restricted cash, cash equivalents and other time deposits held by this subsidiary. We renew these letters of credit annually.
The amount of letters of credit that we may issue under the Revolver may not exceed $75 million and may be less than this amount based on existing availability under the DIP Facility. We utilized $38.5 million of this availability at June 30, 2006 and the remaining letter of credit availability under the DIP Facility as of June 30, 2006 was $18.6 million.
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
As part of the previously disclosed settlement agreement with Ryder System, Inc. (“Ryder”), we issued a letter of credit in favor of Ryder and agreed to certain scheduled increases in the amount of the letter of credit. At June 30, 2006, the letter of credit totaled $7.5 million and is included in the $38.5 million of outstanding letters of credit noted in (b) above. Ryder may only draw on the letter of credit if we fail to pay workers’ compensation and liability claims assumed by us in the Ryder Automotive Carrier Group acquisition. We have provided the letter of credit in favor of Ryder because Ryder has issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims assumed by us. Under the agreement with Ryder, effective March 31, 2005 and periodically thereafter, an actuarial valuation will be performed to determine the remaining amount outstanding of the workers’ compensation and liability claims that we assumed. Based on the results of the actuarial valuation, the letter of credit will be adjusted, as appropriate. As a result of the valuation completed on January 11, 2006, the letter of credit was reduced by $2.0 million on January 20, 2006. The letter of credit totals $7.5 million as of August 26, 2006.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(d) Purchase and Service Contract Commitments
We have a ten-year agreement with IBM, which commenced in February 2004, whereby IBM provides our mainframe computer processing services, manages those applications relating to our electronic data interchange, network services and technical services and provides us with applications development and support services. Our Chapter 11 filing has not affected the services pursuant to this contract. The purchase commitment for the remaining life of the agreement was approximately $82.8 million as of June 30, 2006.
(e) Leases
We lease Rigs, office space, computer equipment, and certain terminal facilities under noncancelable operating lease agreements. Included in these noncancelable leases are operating lease commitments for approximately 443 Rigs. Lease terms range between five and seven years, expire between 2006 and 2010, and contain residual guarantees of up to 25% of the original cost of the Rigs. We included these residual value guarantees in the calculations that we performed in determining the proper classification of these leases. No accruals for these guarantees were considered necessary at June 30, 2006.
(f) Collective Bargaining Agreements
Employees of our subsidiary, Allied Systems Ltd., which represents approximately 80% of our U.S. employees, are represented by the Teamsters. A collective bargaining agreement, with these employees commenced on June 1, 2003 and will expire on May 31, 2008.
On March 8, 2006, Allied Systems Ltd, made a proposal to the IBT for a new collective bargaining agreement regarding its employees in the U.S. represented by the Teamsters, by modifying the current collective bargaining agreement. The proposal seeks to eliminate future increases to wages, health and welfare benefits and pension contributions as contemplated by the current collective bargaining agreement and in the aggregate seeks to reduce current total compensation by approximately 17%. We believe that our proposal would reduce our costs during the remaining term of the current collective bargaining agreement as long as its proposed terms remain in effect. We have proposed a new five-year agreement, which would begin as soon as an agreement is reached.
On April 13, 2006 we filed a motion with the Bankruptcy Court requesting a 10% reduction in wages earned under the Master Agreement during the months of May and June 2006. The Bankruptcy Court granted this motion on May 1, 2006. The order granted by the Bankruptcy Court also allowed us to avoid paying wage and cost of living increases for the month of June 2006 that were previously scheduled under the Master Agreement to go into effect on June 1, 2006. The order reduced our labor costs for employees covered by the collective bargaining agreement in the U.S. in May and June 2006. The IBT has appealed the order granted by the Bankruptcy Court and the appeal is pending. Now that the order has expired, we have returned wages for these employees to the level required by the Master Agreement, including implementing, effective July 1, 2006, the wage and cost of living increases previously scheduled to go into effect on June 1, 2006.
The agreement with the Teamsters Union in Eastern Canada and our subsidiary, Allied Systems (Canada) Company was extended on November 20, 2005 for a twelve-month period ending on October 31, 2006. This contract covers those drivers, mechanics and yard personnel that are represented by the Teamsters Union in the provinces of Ontario and Quebec, which represent approximately 70% of our Canadian bargaining employees. We have not yet begun negotiations with the Teamsters Union in Canada.
(15) Earnings (Loss) Per Common Share
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the periods presented. Diluted earnings per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. For the three months ended June 30, 2006 and 2005, we excluded options to acquire approximately

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
1,570,000 and 1,632,000 shares of common stock, respectively from the calculation of diluted earnings (loss) per share as the impact would have been antidilutive. Similarly, for the six months ended June 30, 2006 and 2005, we excluded options to acquire approximately 1,570,000 and 1,586,000 shares of common stock, respectively from the calculation of diluted loss per share as the impact would have been antidilutive. Any plan of reorganization could require the issuance of new or additional common stock or share-based awards, which could dilute current equity interests.
(16) Stock-Based Compensation
We have a long-term incentive plan that allows for the issuance of grants or awards of nonqualified and incentive stock options, restricted stock, stock appreciation rights, performance units, and performance shares to our employees and directors to acquire up to 2,150,000 shares of our common stock.
We have awarded nonqualified and incentive stock options under our long-term incentive plan that has been approved by our stockholders. The vesting period for each award varies from a minimum of two years to a maximum of five years and each award vests ratably by year over the vesting period. All options expire ten years from the date of the grant if not previously exercised or forfeited. Under our incentive plan, we are authorized to issue nonqualified and incentive stock options to employees and non-employee directors to purchase a limited number of our common stock, when the options vest, at a price not less than the fair market value on the date of grant. As of June 30, 2006, approximately 525,000 shares remain available for issuance out of our long-term incentive plan. Upon the issuance of stock options, shares are reserved under our long-term incentive plan, and upon stock option exercise, we increase our outstanding shares and record an increase to additional paid-in-capital. Upon the consummation of a plan of reorganization, the rights and values of the stock options issued could be modified significantly. As a result, the options could lose value, be rendered null and void, be replaced by new options or be otherwise impacted.
Prior to January 1, 2006, SFAS No. 123, “Accounting for Stock-Based Compensation,” required the adoption of either the fair-value-based method or the intrinsic-value-based method with pro forma disclosures of the impact of the fair-value-based method. We elected to apply the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25 and related interpretations. Under this method, we recorded no compensation expense on the date we granted stock-based awards if the market price of the underlying stock on the date of grant was equal to the exercise price of the stock option, and recognized compensation expense for restricted stock ratably over the associated service period.
Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) using the modified prospective transition method under which compensation expense is recognized for any new stock options granted and for the unvested portion of outstanding stock options at the date of adoption of SFAS No. 123(R). We recognize compensation expense on a straight-line basis over the vesting period. In accordance with the provisions of the modified prospective method, the financial statements of prior periods have not been restated.
During the three and six months ended June 30, 2006, we recorded stock-based compensation expense of approximately $93,000 and $186,000, respectively which reduced our income before income taxes by $93,000 and increased our loss before income taxes by approximately $186,000, respectively. The impact on our basic and diluted earnings per share for the three months ended June 30, 2006 was a decrease of $0.01 and the impact on our loss per share for the six months ended June 30, 2006 was an increase of $0.02. The expense recorded represented compensation expense related to stock options that were unvested at the date of adoption of SFAS No. 123(R). The method used to determine the fair value of those stock options and the related weighted-average assumptions are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. No new stock options were granted during the six months ended June 30 2006, and we do not expect to grant any stock options during the Chapter 11 Proceedings. The stock-based compensation expense recorded during the three and six months ended June 30, 2006 are included in salaries, wages and fringe benefits in the accompanying unaudited consolidated statements of operations.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
At June 30, 2006, unrecognized compensation expense associated with unvested stock options was approximately $408,000 which, subject to any modifications that may occur in future periods, will be recognized at $186,000, $197,000 and $25,000 during the six months ending December 31, 2006 and the years ending December 31, 2007 and 2008, respectively. This amount of unrecognized compensation cost, the period of amortization and other parameters could be impacted by the plan of reorganization.
If we had applied the fair-value-based method prescribed by SFAS No. 123 prior to January 1, 2006, net loss and loss per common share would have been changed to the pro forma amounts presented below for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Reported net loss	$(75,050)	$(85,108)
Less: stock-based employee compensation determined using the fair-value-based method (no applicable income tax effect)	(179)	(327)

Pro forma net loss	$(75,229)	$(85,435)

Loss per share:
As reported:
Basic and Diluted	$(8.36)	$(9.50)
Pro forma:
Basic and Diluted	$(8.38)	$(9.54)
During the three and six months ended June 30, 2006, options to acquire approximately 5,000 shares of our common stock were forfeited and no stock options were granted, expired or exercised. During the six months ended June 30, 2005, we granted incentive stock options to acquire approximately 210,000 shares of our common stock. The weighted average-grant date fair value of those options was $3.07 per share. The fair values of the options granted during the six months ended June 30, 2005 were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield – 0%, expected volatility – 74%, risk-free interest rate – 4.2%, expected holding period – 7.85 years. No options were exercised during the three and six months ended June 30, 2005. The total fair value of options that vested during the three months ended June 30, 2006 and 2005 was approximately $58,000 and $219,000, respectively. The total fair value of options that vested during the six months ended June 30, 2006 and 2005 was approximately $443,000 and $612,000, respectively. Information regarding stock options as of June 30, 2006 is summarized below:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic Value
	(in thousands)	Price	Life	(in thousands)
Outstanding as of December 31, 2005	1,573	$3.67
Forfeited	(5)	$3.05

Outstanding as of June 30, 2006	1,568	$3.67	6.0 years	—

Exercisable at June 30, 2006	1,374	$3.55	5.7 years	—

Vested and expected to vest at June 30, 2006	1,508	$3.64	5.9 years	—
The options had no intrinsic value at June 30, 2006 since the respective exercise prices of all options exceeded the market value of a share of our common stock at June 30, 2006.
(17) Other Comprehensive Income (Loss)
Total comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 are presented below (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$6,285	$(75,050)	$(2,003)	$(85,108)
Foreign currency translation adjustments	(455)	(605)	(399)	(910)

	$5,830	$(75,655)	$(2,402)	$(86,018)

The foreign currency translation adjustment for the three and six months ended June 30, 2005 is net of income taxes of $60,000 and $256,000, respectively. No such tax adjustments were recorded during the three and six months ended June 30, 2006.
Accumulated other comprehensive loss, net of income tax benefits of $1.9 million as of June 30, 2006 and December 31, 2005, respectively, consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Cumulative foreign currency translation adjustments	$(82)	$317
Cumulative minimum pension liability adjustments	(20,891)	(20,891)

	$(20,973)	$(20,574)

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
Presented below is certain financial information related to these two segments and corporate/other for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues — unaffiliated customers:
Allied Automotive Group	$238,421	$225,888	$471,833	$440,503
Axis Group	6,961	6,666	14,377	13,001

Total	$245,382	$232,554	$486,210	$453,504

Operating income (loss):
Allied Automotive Group	$16,547	$(68,308)	$20,001	$(68,833)
Axis Group	1,770	570	3,331	992
Corporate/other	(704)	(4,350)	(1,622)	(6,128)

Total	17,613	(72,088)	21,710	(73,969)
Reconciling items:
Interest expense	(9,525)	(14,739)	(19,066)	(22,951)
Investment income	1,212	578	2,248	1,016
Foreign exchange gains (losses), net	1,755	(412)	1,585	(611)

Income (loss) before reorganization items and income taxes	11,055	(86,661)	6,477	(96,515)
Reorganization items	(4,707)	—	(8,290)	—

Income (loss) before income taxes	$6,348	$(86,661)	$(1,813)	$(96,515)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Total assets of these two segments and corporate/other as of June 30, 2006 and December 31, 2005 are presented below (in thousands):

	June 30,	December 31,
	2006	2005
Allied Automotive Group	$211,014	$233,394
Axis Group	19,561	22,141
Corporate/other	118,429	127,581

Total	$349,004	$383,116

Geographic financial information for the three and six months ended June 30, 2006 and 2005 and as of June 30, 2006 and December 31, 2005, respectively, are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
United States	$187,921	$184,133	$380,019	$364,702
Canada	57,461	48,421	106,191	88,802

Total	$245,382	$232,554	$486,210	$453,504

	June 30,	December 31,
	2006	2005
Long-lived assets:
United States	$90,069	$90,223
Canada	32,590	33,681

Total	$122,659	$123,904

Revenues are attributed to the respective countries based on the terminal that provides the service and long-lived assets consist of property and equipment.
Our Automotive Group’s three largest customers are General Motors, Ford and DaimlerChrysler. During the three months ended June 30, 2006, these customers accounted for 35%, 23% and 15%, respectively, of our Automotive Group’s revenues. During the six months ended June 30, 2006, these customers accounted for 36%, 23% and 15%, respectively, of our Automotive Group’s revenues. A significant reduction in production, changes in product mix, plant closings, changes in production schedules, changes in our Automotive Group’s customers’ distribution strategies or the imposition of vendor price reductions by these manufacturers, the loss of General Motors, Ford, DaimlerChrysler, Toyota or Honda as a customer, or a significant reduction in the services provided to any of these customers by the Automotive Group would have a material adverse effect on our operations. General Motors, DaimlerChrysler and Ford, in particular, have publicly announced plans to significantly reduce vendor costs including those associated with transportation services. In addition, our two largest customers have recently announced plans regarding their intent to close certain production facilities, some of which we serve. A loss of volume would negatively impact our financial results.
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
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following consolidating balance sheet information, statement of operations information, and statement of cash flows information present the financial statement information of our parent company and the combined financial statement information of the Guarantor Subsidiaries and Nonguarantor Subsidiaries:
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
June 30, 2006
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$(35)	$1,155	$2,401	$—	$3,521
Restricted cash, cash equivalents and other time deposits	—	—	32,915	—	32,915
Receivables, net of allowances	—	52,792	1,444	—	54,236
Inventories	—	5,150	—	—	5,150
Deferred income taxes	—	—	(39)	39	—
Prepayments and other current assets	3,369	30,028	1,340	—	34,737

Total current assets	3,334	89,125	38,061	39	130,559

Property and equipment, net of accumulated depreciation	3,373	115,805	3,481	—	122,659
Goodwill, net	—	3,545	—	—	3,545
Other assets:
Restricted cash, cash equivalents and other time deposits	—	—	69,944	—	69,944
Deferred income taxes	63	—	—	—	63
Other noncurrent assets	6,187	15,653	394	—	22,234
Intercompany receivables (payables)	79,034	(79,034)	—	—	—
Investment in subsidiaries	(85,106)	5,654	—	79,452	—

Total other assets	178	(57,727)	70,338	79,452	92,241

Total assets	$6,885	$150,748	$111,880	$79,491	$349,004

Current liabilities not subject to compromise:
Debtor-in-possession credit facility	$142,401	$—	$—	$—	$142,401
Canadian revolving credit facility	—	464	—	—	464
Accounts and notes payable	5,735	33,743	674	—	40,152
Intercompany (receivables) payables	(119,190)	101,850	17,340	—	—
Accrued liabilities	6,888	50,756	23,349	(599)	80,394
Deferred income taxes	80	—	—	—	80

Total current liabilities	35,914	186,813	41,363	(599)	263,491

Long-term liabilities not subject to compromise:
Postretirement benefits other than pensions	—	4,357	—	—	4,357
Other long-term liabilities	3,051	18,894	49,315	—	71,260

Total long-term liabilities	3,051	23,251	49,315	—	75,617

Liabilities subject to compromise	157,503	41,976	—	—	199,479
Commitments and contingencies	—	—	—	—	—
Stockholders’ (deficit) equity :
Preferred stock, no par value	—	—	—	—	—
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	48,731	166,130	2,488	(168,618)	48,731
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(216,634)	(250,912)	18,714	232,198	(216,634)
Accumulated other comprehensive loss, net of tax	(20,973)	(16,510)	—	16,510	(20,973)

Total stockholders’ (deficit) equity	(189,583)	(101,292)	21,202	80,090	(189,583)

Total liabilities and stockholders’ (deficit) equity	$6,885	$150,748	$111,880	$79,491	$349,004

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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Three Months Ended June 30, 2006
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$6,513	$244,590	$1,133	$(6,854)	$245,382

Operating expenses:
Salaries, wages and fringe benefits	962	113,642	259	—	114,863
Operating supplies and expenses	3,438	46,760	143	—	50,341
Purchased transportation	—	32,653	17	—	32,670
Insurance and claims	—	10,232	344	(341)	10,235
Operating taxes and licenses	54	7,301	—	—	7,355
Depreciation and amortization	197	6,927	159	—	7,283
Rents	379	1,355	5	—	1,739
Communications and utilities	830	658	13	—	1,501
Other operating expenses	1,327	7,185	(16)	(6,513)	1,983
Gain on disposal of operating assets, net	—	(201)	—	—	(201)

Total operating expenses	7,187	226,512	924	(6,854)	227,769

Operating (loss) income	(674)	18,078	209	—	17,613

Other income (expense):
Interest expense	(2,873)	(6,599)	(53)	—	(9,525)
Investment income	—	16	1,196	—	1,212
Foreign exchange gains, net	—	1,593	162	—	1,755
Equity in earnings of subsidiaries	14,297	106	—	(14,403)	—

Total other income (expense)	11,424	(4,884)	1,305	(14,403)	(6,558)

Income before reorganization items and income taxes	10,750	13,194	1,514	(14,403)	11,055
Reorganization items	(4,446)	(261)	—	—	(4,707)

Income before income taxes	6,304	12,933	1,514	(14,403)	6,348
Income tax expense	(19)	(1)	(447)	404	(63)

Net income	$6,285	$12,932	$1,067	$(13,999)	$6,285

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Three Months Ended June 30, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$6,681	$232,072	$10,012	$(16,211)	$232,554

Operating expenses:
Salaries, wages and fringe benefits	1,366	116,739	—	—	118,105
Operating supplies and expenses	3,500	40,520	95	—	44,115
Purchased transportation	—	31,382	—	—	31,382
Insurance and claims	—	9,694	9,531	(9,530)	9,695
Operating taxes and licenses	48	7,589	—	—	7,637
Depreciation and amortization	299	6,616	135	—	7,050
Rents	385	1,562	2	—	1,949
Communications and utilities	832	639	8	—	1,479
Other operating expenses	3,058	8,063	39	(6,681)	4,479
Impairment of goodwill	1,515	77,657	—	—	79,172
Gain on disposal of operating assets, net	—	(421)	—	—	(421)

Total operating expenses	11,003	300,040	9,810	(16,211)	304,642

Operating (loss) income	(4,322)	(67,968)	202	—	(72,088)

Other income (expense):
Interest expense	(1,483)	(13,194)	(62)	—	(14,739)
Investment income	—	8	570	—	578
Foreign exchange losses, net	—	(356)	(56)	—	(412)
Equity in (losses) earnings of subsidiaries	(69,263)	208	—	69,055	—

Total other income (expense)	(70,746)	(13,334)	452	69,055	(14,573)

(Loss) income before income taxes	(75,068)	(81,302)	654	69,055	(86,661)
Income tax benefit (expense)	—	11,765	(154)	—	11,611

Net (loss) income	$(75,068)	$(69,537)	$500	$69,055	$(75,050)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Six Months Ended June 30, 2006
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$13,025	$484,360	$2,531	$(13,706)	$486,210

Operating expenses:
Salaries, wages and fringe benefits	2,173	237,778	525	—	240,476
Operating supplies and expenses	6,857	91,871	275	—	99,003
Purchased transportation	—	63,541	37		63,578
Insurance and claims	—	21,162	687	(681)	21,168
Operating taxes and licenses	114	14,939	—	—	15,053
Depreciation and amortization	401	13,778	320	—	14,499
Rents	740	2,743	9	—	3,492
Communications and utilities	1,698	1,715	25	—	3,438
Other operating expenses	2,604	14,357	112	(13,025)	4,048
Gain on disposal of operating assets, net	—	(255)	—	—	(255)

Total operating expenses	14,587	461,629	1,990	(13,706)	464,500

Operating (loss) income	(1,562)	22,731	541	—	21,710

Other income (expense):
Interest expense	(5,300)	(13,650)	(116)	—	(19,066)
Investment income	—	25	2,223	—	2,248
Foreign exchange gains, net	—	1,426	159	—	1,585
Equity in earnings of subsidiaries	12,837	370	—	(13,207)	—

Total other income (expense)	7,537	(11,829)	2,266	(13,207)	(15,233)

Income before reorganization items and income taxes	5,975	10,902	2,807	(13,207)	6,477
Reorganization items	(7,941)	(349)	—	—	(8,290)

(Loss) income before income taxes	(1,966)	10,553	2,807	(13,207)	(1,813)
Income tax expense	(37)	(3)	(788)	638	(190)

Net (loss) income	$(2,003)	$10,550	$2,019	$(12,569)	$(2,003)

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Six Months Ended June 30, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$13,360	$452,673	$19,892	$(32,421)	$453,504

Operating expenses:
Salaries, wages and fringe benefits	3,031	236,302	—	—	239,333
Operating supplies and expenses	6,832	78,627	165	—	85,624
Purchased transportation	—	60,243	—	—	60,243
Insurance and claims	—	17,999	19,640	(19,061)	18,578
Operating taxes and licenses	95	15,316	—	—	15,411
Depreciation and amortization	697	14,278	267	—	15,242
Rents	750	3,044	4	—	3,798
Communications and utilities	1,813	1,566	11	—	3,390
Other operating expenses	4,692	15,645	82	(13,360)	7,059
Impairment of goodwill	1,515	77,657	—	—	79,172
Gain on disposal of operating assets, net	(2)	(375)	—	—	(377)

Total operating expenses	19,423	520,302	20,169	(32,421)	527,473

Operating loss	(6,063)	(67,629)	(277)	—	(73,969)

Other income (expense):
Interest expense	(2,166)	(20,666)	(119)	—	(22,951)
Investment income	—	18	998	—	1,016
Foreign exchange losses, net	—	(587)	(24)	—	(611)
Equity in (losses) earnings of subsidiaries	(76,879)	303	—	76,576	—

Total other income (expense)	(79,045)	(20,932)	855	76,576	(22,546)

(Loss) income before income taxes	(85,108)	(88,561)	578	76,576	(96,515)
Income tax benefit (expense)	—	11,745	(338)	—	11,407

Net (loss) income	$(85,108)	$(76,816)	$240	$76,576	$(85,108)

SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Six Months Ended June 30, 2006
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(2,003)	$10,550	$2,019	$(12,569)	$(2,003)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	5,595	—	—	—	5,595
Depreciation and amortization	401	13,778	320	—	14,499
Reorganization items	7,941	349	—	—	8,290
Gain on disposal of assets and other, net	—	(255)	—	—	(255)
Foreign exchange gains	—	(1,585)	—	—	(1,585)
Deferred income taxes	25	—	16	(39)	2
Stock-based compensation expense	186	—	—	—	186
Equity in losses of subsidiaries	(12,837)	(370)	—	13,207	—
Change in operating assets and liabilities:
Receivables, net of allowances	—	7,523	87	—	7,610
Inventories	—	33	—	—	33
Prepayments and other assets	27	15,478	2,195	—	17,700
Accounts and notes payable	1,959	(1,017)	(76)	—	866
Intercompany payables/receivables	13,816	(15,349)	1,533	—	—
Accrued liabilities	965	(17)	(6,781)	(599)	(6,432)

Net cash provided by (used in) operating activities before payment of reorganization items	16,075	29,118	(687)	—	44,506
Reorganization items paid	(6,514)	(35)	—	—	(6,549)

Net cash provided by (used in) operating activities	9,561	29,083	(687)	—	37,957

Cash flows from investing activities:
Purchases of property and equipment	—	(12,530)	(34)	—	(12,564)
Proceeds from sales of property and equipment	—	834	—	—	834
Decrease in restricted cash, cash equivalents and other time deposits	—	—	(265)	—	(265)
Funds deposited with insurance carriers	—	(698)	—	—	(698)
Funds returned from insurance carriers	—	2,935	—	—	2,935

Net cash used in investing activities	—	(9,459)	(299)	—	(9,758)

Cash flows from financing activities:
Repayments of debtor-in-possession revolving credit facilities, net	(9,596)	—	—	—	(9,596)
Additions to Canadian revolving credit facilities, net	—	464	—	—	464
Proceeds from insurance financing arrangements	—	178	—	—	178
Repayments of insurance financing arrangements	—	(19,352)	—	—	(19,352)

Net cash used in financing activities	(9,596)	(18,710)	—	—	(28,306)

Effect of exchange rate changes on cash and cash equivalents	—	(489)	—	—	(489)

Net change in cash and cash equivalents	(35)	425	(986)	—	(596)
Cash and cash equivalents at beginning of period	—	730	3,387	—	4,117

Cash and cash equivalents at end of period	$(35)	$1,155	$2,401	$—	$3,521

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Six Months Ended June 30, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(85,108)	$(76,816)	$240	$76,576	$(85,108)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Write-off and amortization of deferred financing costs	6,464	—	—	—	6,464
Depreciation and amortization	697	14,278	267	—	15,242
Impairment of goodwill	1,515	77,657	—	—	79,172
Gain on disposal of assets and other, net	(2)	(375)	—	—	(377)
Foreign exchange losses, net	—	611	—	—	611
Deferred income taxes	452	(11,712)	—	—	(11,260)
Equity in losses (earnings) of subsidiaries	76,879	(303)	—	(76,576)	—
Change in operating assets and liabilities:
Receivables, net of allowances	—	(1,036)	868	—	(168)
Inventories	—	(371)	—	—	(371)
Prepayments and other assets	421	524	(5,784)	—	(4,839)
Accounts and notes payable	(1,067)	(13,566)	12,986	—	(1,647)
Intercompany payables	131	(7,701)	7,570	—	—
Accrued liabilities	94	(1,213)	460	—	(659)

Net cash provided by (used in) operating activities	476	(20,023)	16,607	—	(2,940)

Cash flows from investing activities:
Purchases of property and equipment	—	(8,545)	(154)	—	(8,699)
Proceeds from sale of property and equipment	—	2,836	—	—	2,836
Increase in restricted cash, cash equivalents and other time deposits	—	—	(16,419)	—	(16,419)
Funds deposited with insurance carriers	—	(8,054)	—	—	(8,054)
Funds returned from insurance carriers	—	3,070	—	—	3,070

Net cash used in investing activities	—	(10,693)	(16,573)	—	(27,266)

Cash flows from financing activities:
Additions to revolving credit facilities, net	—	13,592	—	—	13,592
Additions to long-term debt	—	25,000	—	—	25,000
Repayment of long-term debt	—	(9,628)	—	—	(9,628)
Payment of deferred financing costs	—	(625)	—	—	(625)
Proceeds from insurance financing arrangements	—	8,470	—	—	8,470
Repayments of insurance financing arrangements	—	(6,060)	—	—	(6,060)
Proceeds from issuance of common stock	124	—	—	—	124

Net cash provided by financing activities	124	30,749	—	—	30,873

Effect of exchange rate changes on cash and cash equivalents	—	(180)	—	—	(180)

Net change in cash and cash equivalents	600	(147)	34	—	487
Cash and cash equivalents at beginning of period	—	533	1,983	—	2,516

Cash and cash equivalents at end of period	$600	$386	$2,017	$—	$3,003

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
Under Chapter 11, we continue to operate our business without significant interruption during the restructuring process as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable court orders, as well as other applicable laws and rules. However, we can provide no assurance that we can continue to operate our business without significant interruption. In general, a debtor-in-possession is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. We currently have the exclusive right to file a plan of reorganization until November 1, 2006 and to solicit acceptance of the plan through January 2, 2007. The exclusivity period can be extended at our request, if approved by the Bankruptcy Court. However, we can provide no assurance as to whether any request to extend the exclusivity period will be approved.
During the Chapter 11 Proceedings we have renewed contracts and obtained rate increases with certain of our major customers and have presented a proposal to the IBT for a new collective bargaining agreement. We believe that the proposed new collective bargaining agreement would reduce our labor costs over the remaining term of the current collective bargaining agreement by approximately $65 million per year. Negotiations with the IBT regarding these changes are in process. We have not yet begun negotiations with the Teamsters Union in Canada regarding our collective bargaining agreement that covers those drivers, mechanics and yard personnel that are represented by the Teamsters Union in the provinces of Ontario and Quebec, which represent approximately 70% of our Canadian bargaining employees. This agreement expires on October 31, 2006.
During 2006, we have continued to be impacted by liquidity constraints and previously violated various covenants included in the DIP Facility, which covenant violations have been subsequently waived pursuant to the Fifth Amendment. As previously disclosed, those violations required us to enter into certain amendments to the DIP Facility and forbearance agreements. To create additional liquidity we requested and received from the Bankruptcy Court interim relief to temporarily reduce wages earned by our collective bargaining employees under the Master Agreement by 10% in May and June of 2006, and undertook a number of internal cost-saving initiatives. In addition, on June 30, 2006 we entered into the Fifth Amendment to the DIP Facility which provides us with an additional $30 million of liquidity through a new term loan, reduces the interest rate on certain other portions of the DIP Facility, waives all the defaults previously disclosed, permits a portion of the interest due under the DIP Facility to be paid in kind by addition to principal on a monthly basis and extends the maturity date on the term loans to June 30, 2007. The Fifth Amendment was approved by the Bankruptcy Court on July 12, 2006. We believe that the additional availability obtained by the Fifth Amendment should provide us with the cash required to prevent the previously projected liquidity shortfalls and enable us to meet our working capital needs during the expected term of the Chapter 11 Proceedings. As of August 26, 2006, we had borrowed $10 million from the available $30 million term loan. The Fifth Amendment is more fully discussed in Note 11 to the unaudited consolidated financial statements included in “Item 1. Financial Statements” and in our discussion of liquidity below.
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
Results of Operations
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
For the second quarter of 2006, our revenues increased 5.5% over the second quarter of 2005. Our operating income for the second quarter of 2006 reflected an improvement of $89.7 million over the second quarter of 2005 and our net income improved $81.3 million over the second quarter of 2005. The improvement in our operating income and our net income were primarily a result of the $79.2 million impairment of goodwill recorded in the second quarter of 2005. Also positively impacting our operating performance and net income were customer rate increases partially offset by the effect of the lower volume of vehicles delivered and certain categories of higher expenses including insurance. Our net income also benefited from a reduction in interest expense in the second quarter of 2006 over the second quarter of 2005 but was negatively impacted by reorganization items in the second quarter of 2006 as well as an $11.6 million income tax benefit recorded during the second quarter of 2005 related to the impairment of goodwill. The following table sets forth the percentage relationship of expense items to revenues:

	Three Months Ended June 30,
	2006	2005
	As a % of revenues
Revenues	100.0%	100.0%

Operating expenses:
Salaries, wages, and fringe benefits	46.8%	50.8%
Operating supplies and expenses	20.5%	19.0%
Purchased transportation	13.3%	13.5%
Insurance and claims	4.2%	4.2%
Operating taxes and licenses	3.0%	3.3%
Depreciation and amortization	3.0%	3.0%
Rents	0.7%	0.8%
Communications and utilities	0.6%	0.6%
Other operating expenses	0.8%	1.9%
Impairment of goodwill	0.0%	34.0%
Gain on disposal of operating assets	(0.1)%	(0.2)%

Total operating expenses	92.8%	130.9%

Operating income (loss)	7.2%	(30.9)%
Other income (expense):
Interest expense	(3.9)%	(6.3)%
Investment income	0.5%	0.2%
Foreign exchange gains (losses), net	0.7%	(0.2)%

	(2.7)%	(6.3)%

Income (loss) before reorganization items and income taxes	4.5%	(37.2)%
Reorganization items	(1.9)%	0.0%

Income (loss) before income taxes	2.6%	(37.2)%
Income tax (expense) benefit	(0.0)%	5.0%

Net income (loss)	2.6%	(32.2)%

Revenues
Revenues were $245.4 million in the second quarter of 2006 versus revenues of $232.6 million in the second quarter of 2005, an increase of 5.5% or $12.8 million. The increase in revenues was due primarily to an increase in revenue per vehicle delivered by our Automotive Group, which was partially offset by a decrease in the number of vehicles that we delivered. During the second quarter of 2006, revenue per vehicle delivered increased by $12.81 or 12.6% over the second quarter of 2005. The increase in revenue per unit is due primarily to certain customer rate increases, an increase in fuel surcharges received from customers, the strengthening of the Canadian dollar and an increase in the average length of haul.
During the Chapter 11 Proceedings we have renewed contracts with rate increases with certain of our major customers. We estimate that our revenues increased by approximately $9.1 million or $4.40 per unit in the second quarter of 2006 versus the second quarter of 2005 as a result of changes in customer pricing.
Revenues from our fuel surcharge programs represent billings to our customers related to the increase in the price of fuel. The fuel surcharge programs mitigate, in part, the rising cost of fuel by allowing us to pass on at least a portion of the increase to those customers who participate in the programs. In the second quarter of 2006, revenues from fuel surcharges represented 7.4% of the Automotive Group’s revenues, whereas, in the second quarter of 2005, revenues earned from the fuel surcharge programs represented only 4.5% of our Automotive Group’s revenues, an increase of approximately $7.5 million or $3.90 per vehicle delivered. The increase in fuel surcharge revenues is due primarily to the increase in the average price of fuel, which was approximately 26% higher in the second quarter of 2006 than the second quarter of 2005 for our U.S. operations. Customer fuel surcharges reset at varying intervals, which do not exceed one quarter, based on fuel prices in the applicable preceding time period. This results in a lag between the time period when fuel prices change and the time period when the fuel surcharge is adjusted.
The Canadian dollar strengthened relative to the U.S. dollar in the second quarter of 2006 compared to the second quarter of 2005. Since we earn a portion of our revenues from our Canadian subsidiary, our revenues are positively impacted when the Canadian dollar strengthens against its U.S. counterpart. During the second quarter of 2006, the

Canadian dollar averaged the equivalent of U.S. $0.8907 versus U.S. $0.8042 during the second quarter of 2005, which resulted in an estimated increase in revenues of $5.5 million. This amount contributed $2.67 of the overall increase of $12.81 per unit. The effect on operating income of this increase in revenues is partially offset by a corresponding increase in expenses for our Canadian subsidiary related to the currency fluctuation.
Our revenue per vehicle delivered also increased by approximately $0.73 per vehicle in the second quarter of 2006 compared to the second quarter of 2005 due to an increase in the average distance driven to deliver a vehicle which we refer to as the “average length of haul.” A portion of our revenues is based on the number of miles driven to deliver a vehicle, therefore, an increase in the average length of haul increases our revenue and revenue per unit. The average length of haul may fluctuate based on changes in the distribution patterns of our customers and how the vehicle deliveries are dispatched from our terminal locations.
The number of vehicles that we delivered declined by approximately 6.2%, to 2,076,000 units, in the second quarter of 2006 compared to the second quarter of 2005. This reduction was due to a decline in vehicle production by our three largest customers, the discontinuation of unprofitable business for one of our major customers at one of our terminal locations, the closure of certain unprofitable terminal locations in the latter part of 2005 and fewer vehicles hauled for Toyota because of their decision to minimize their reliance on any one carhaul company.
Our revenues are variable and can be impacted by changes in OEM production levels, especially sudden unexpected or unanticipated changes in production schedules, changes in distribution patterns, product type, product mix, product design or the weight or configuration of vehicles transported by our Automotive Group. As an example, our revenue will be adversely affected by recent decisions announced by General Motors and Ford to close certain manufacturing plants in the future and the recent decision by Ford to reduce production in the fourth quarter of 2006 at several of its manufacturing plants.
In addition, our revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters as a result of the higher volume of vehicles shipped. The volume of vehicles shipped is generally higher during the second quarter as North American light vehicle production has historically been at its highest level during this quarter due to higher consumer sales of automobiles, light trucks and SUVs in the spring and early summer. The introduction of new models in the fall of each year combined with the manufacturers’ motivation to ship vehicles before calendar year-end, increase shipments to dealers through the fourth quarter. During the first and third quarters, vehicle shipments typically decline due to lower production volume during those periods. The third quarter volume does benefit from the introduction of new models, but the net volume for the quarter is typically lower than the second and fourth quarters due to the scheduled OEM plant shutdowns, which generally occur early in the third quarter. The first quarter volume is negatively impacted by the holiday shutdown in December of each year and the relatively low inventory of vehicles to ship as a result of maximizing shipments at the end of the year. As a result of these and other factors, our operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
Salaries, wages, and fringe benefits
Salaries, wages and fringe benefits decreased from 50.8% of revenues in the second quarter of 2005 to 46.8% of revenues in the second quarter of 2006. The decrease in salaries as a percentage of revenues was due primarily to the increases in revenues related to the fuel surcharge programs and customer rate increases, which do not cause salary expense to vary, as well as a decrease in expense for our nonbargaining employees. Driver pay is based primarily on the number of miles driven to deliver vehicles and is affected by changes in revenue related to changes in volume, but is not affected by fluctuations in customer rates or fluctuations in fuel surcharge revenues. Salaries, wages and fringe benefits related to our nonbargaining employees, who are not directly involved in the generation of revenues, decreased by approximately $1.6 million, which was due primarily to a reduction in head count and the effect of unpaid furloughs that took effect in May and June 2006. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, those employees with annual salaries of less than $80,000 were required to accept a five-day unpaid furlough in the month of June 2006 and those with annual salaries of $80,000 or more were required to accept ten days of unpaid furlough by June 2006. The unpaid furloughs of our salaried nonbargaining employees reduced our nonbargaining labor costs by approximately $200,000 in May 2006 and $800,000 in June 2006.

Our labor costs for employees covered by bargaining agreements related to the delivery of vehicles decreased $4.8 million in the second quarter of 2006 compared to the second quarter of 2005 primarily as a result of the lower number of vehicles delivered during the second quarter of 2006 compared to the second quarter of 2005. However, the labor cost per vehicle delivered for these employees increased by approximately 1.4%. The effect of the lower number of vehicles delivered is estimated to be approximately $6.0 million, partially offset by the increase in the cost per vehicle delivered estimated to be approximately $1.2 million. The increase in cost per vehicle delivered is attributable to the strengthening of the Canadian dollar, the agreed-upon rate increases related to our employees covered by the Master Agreement with the Teamsters and an increase in the average length of haul. We estimate that the strengthening of the Canadian dollar resulted in an increase in labor costs of approximately $2.0 million in the second quarter of 2006 compared to the second quarter of 2005. As part of our contract with the Teamsters, an increase in benefits went into effect on August 1, 2005 and a 2% wage increase went into effect on June 1, 2005. The average length of haul for vehicles delivered by these employees was approximately 2% higher in the second quarter of 2006 compared to the second quarter of 2005. These increases were partially offset by the 10% reduction in wages earned by these employees in May and June of 2006. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, the 10% wage reduction for these employees was effected after obtaining the Bankruptcy Court’s approval.
Workers’ compensation expense, which is a component of salaries, wages and fringe benefit expense increased by approximately $3.1 million during the second quarter of 2006 as compared to the second quarter of 2005. The increase was due primarily to a change in our insurance programs. In 2006, a fully insured program with no deductible covers the majority of our risk for workers’ compensation claims. As a result, our premium expense has increased.
Operating supplies and expenses
Operating supplies and expenses increased from 19.0% of revenues in the second quarter of 2005 to 20.5% of revenues in the second quarter of 2006. The increase was due primarily to an increase in fuel expense, which increased from 7.7% of revenues in the second quarter of 2005 to 9.3% of revenues in the second quarter of 2006. The average price of fuel was approximately 26% higher in the second quarter of 2006 than the second quarter of 2005 for our U.S. operations. We estimate that the increase in the price of fuel resulted in additional fuel expense of approximately $6.0 million in the second quarter of 2006 compared to the second quarter of 2005. However, due to the fuel surcharge agreements we have in place with substantially all of our customers, any unfavorable impact on our operating income due to an increase in fuel prices was mitigated quarter over quarter as the corresponding effect of fuel surcharges, net of broker participation, was approximately $7.4 million. The difference between the increase in fuel expense resulting from higher fuel prices and the amount of fuel surcharges received during the quarter is due to the timing difference described above in the revenue discussion.
Repairs and maintenance increased from 4.5% of revenues in the second quarter of 2005 to 4.6% of revenues in the second quarter of 2006. The actual expense increased $1.0 million due primarily to an increase in the frequency and nature of vehicle repairs as a result of the increasing age of our fleet. Due to the significance of their nature, some of these repairs required outside vendor assistance while others were repaired at our maintenance shops. In addition, because liquidity constraints have limited the amount of capital we have been able to invest in our fleet, we expect repairs and maintenance expenses in future quarters of 2006 to be higher than the comparable quarters in 2005.
Purchased transportation
Purchased transportation expense primarily represents the cost to our Automotive Group of utilizing Teamster represented owner-operators of Rigs who receive a percentage of the revenue they generate from transporting vehicles on our behalf as well as certain fringe benefit payments. Fuel surcharge revenue and customer rate increases derived from deliveries by owner-operators is reimbursed to the owner-operator and recorded in purchased transportation. Therefore, while purchased transportation as a percentage of revenues decreased slightly from 13.5% of revenues in the second quarter of 2005 to 13.3% of revenues in the second quarter of 2006, our purchased transportation expense increased by $1.3 million, or 4.1%, quarter over quarter. Purchased transportation, as a percentage of revenues, may fluctuate based on changes in the distribution patterns of our customers and how the vehicle deliveries are dispatched from our terminal locations.

Insurance and claims
As a percentage of revenues, insurance and claims expense was flat quarter over quarter. The actual expense increased $0.5 million due primarily to a change in coverage to reduce the amount of risk that we retain. Such coverage requires a higher premium expense.
Operating taxes and licenses
Operating taxes and licenses decreased from 3.3% of revenues in the second quarter of 2005 to 3.0% of revenues for the second quarter of 2006. This category of expense represents taxes on fuel purchased for our Rigs, which may vary based on fuel consumption as well as license renewal fees, which are primarily fixed. Since the increase in our revenues was due primarily to an increase in fuel surcharge revenues and customer rate increases, operating taxes and licenses as a percentage of revenues decreased quarter over quarter.
Other operating expenses
Other operating expenses decreased from 1.9% of revenues in the second quarter of 2005 to 0.8% of revenues in the second quarter of 2006 primarily as a result of a decrease in the use of external professionals for services unrelated to the Chapter 11 Proceedings. In addition, other operating expenses in the second quarter of 2005 were higher due to the incurrence of professional fees relating to our review of various strategic alternatives related to our operating performance and highly leveraged financial position and to prepare for a potential Chapter 11 filing.
Impairment of goodwill
The impairment of goodwill of $79.2 million was recorded at our Automotive Group in the second quarter of 2005 and represented the entire carrying amount of goodwill for this reporting unit, since the estimated fair value of the reporting unit’s goodwill was determined to be zero. During 2005, the fair value of goodwill at our Automotive Group was affected by a decrease in projected sales volume for this reporting unit that was impacted by a decline in actual and projected OEM production levels, particularly at our two largest customers, as well as management’s analysis of other cash flow factors and trends, including capital expenditure requirements in excess of previous estimates.
Interest expense
Interest expense decreased from $14.7 million in the second quarter of 2005 to $9.5 million in the second quarter of 2006. This reduction was primarily a result of lower charges related to deferring financing costs as well as the discontinuation of interest accrued on our Senior Notes subsequent to the Petition Date.
Charges related to deferred financing costs were $3.7 million lower in the second quarter of 2006 than the second quarter of 2005. This was due primarily to the write-off of $4.9 million in deferred financing costs during the second quarter of 2005 as a result of the violation of one of the financial covenants in our Pre-petition Facility as of June 30, 2005. The effect of this write-off on the quarter over quarter comparisons was partially offset by higher amortization of deferred financing costs related to the DIP Facility in the second quarter of 2006. In March 2006, we revised the end of the amortization period of the deferred financing costs related to the DIP Facility from February 2, 2007, the original maturity date of the DIP Facility, to May 18, 2006, the end of the forbearance period under the DIP Facility for certain financial covenant violations.
Effective August 1, 2005 and in accordance with SOP 90-7, we ceased accruing interest on our Senior Notes since the repayment of this debt and related interest are stayed by the Bankruptcy Court as a result of the Chapter 11 Proceedings. Contractual interest not accrued or paid on the Senior Notes was $3.2 million for the three months ended June 30, 2006.
These decreases were partially offset by an increase in our average outstanding debt quarter over quarter and an increase in lender fees related to the forbearance agreements negotiated during the second quarter of 2006. Our average outstanding debt during the second quarter of 2006 increased by approximately $23.1 million over the second quarter of 2005, resulting in additional interest expense of approximately $0.9 million, excluding the impact of not accruing interest on our Senior Notes.

Investment income
Investment income increased from $0.6 million in the second quarter of 2005 to $1.2 million in the second quarter of 2006, which was due primarily to an increase of $5.6 million in the average amount of restricted cash, cash equivalents and other time deposits held by our captive insurance subsidiary, Haul Insurance Limited, as well as an increase in interest rates on time deposits. The average amount of restricted cash, cash equivalents and other time deposits increased during 2005, subsequent to the second quarter of 2005, as a result of additional amounts required to collateralize letters of credit issued to secure the payment of insurance claims.
Foreign exchange gains (losses)
Foreign exchange gains were $1.8 million in the second quarter of 2006 compared to foreign exchange losses of $0.4 million in the second quarter of 2005. This fluctuation was due primarily to the effect of changes in currency exchange rates on the intercompany payable balance denominated in U.S dollars recorded on one of our Canadian subsidiary’s balance sheet. The Canadian dollar was stronger relative to the U.S. dollar at the end of the second quarter of 2006 than at the beginning of that quarter but was weaker at the end of the second quarter of 2005 than at the beginning of that quarter thereby causing a gain on the intercompany payable in the second quarter of 2006 versus a loss in the second quarter of 2005. In addition, the average outstanding intercompany amount payable by this subsidiary increased from $45.0 million during the second quarter of 2005 to $50.7 million during the second quarter of 2006 and the exchange rate increase during the second quarter of 2006, 4.2%, was more than the rate of decrease in the second quarter of 2005, 1.0%, thereby causing a differential between the magnitude of the exchange gain recorded in the second quarter of 2006 and the magnitude of the exchange loss recorded in the second quarter of 2005.
Reorganization items
During the second quarter of 2006 we incurred approximately $4.7 million in costs related to the Chapter 11 Proceedings. These costs were primarily for legal and professional services rendered and are summarized in Note 3 to the unaudited consolidated financial statements included in “Item 1. Financial Statements.”
Income taxes
In the second quarter of 2006, a tax expense of $63,000 was recognized. In the second quarter of 2005, a tax benefit of $11.6 million was recognized. In 2006, the income tax expense was less than the amount computed by applying statutory rates to the reported income before income taxes since we reported a year-to-date loss before income taxes and no benefit was recorded in the first quarter. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance. During the second quarter of 2005, we did recognize a tax benefit related to the impairment of goodwill to the extent that related deferred tax liabilities existed.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
For the six months ended June 30, 2006, our revenues increased 7.2% over the six months ended June 30, 2005. Our operating income for the six months ended June 30, 2006 reflected an improvement of $95.7 million over the six months ended June 30, 2005 and our net loss improved $83.1 million over the six months ended June 30, 2005. The improvement in our operating income and our net loss were primarily a result of the $79.2 million impairment of goodwill recorded during the six months ended June 30, 2005. Also positively impacting our operating performance and net income were customer rate increases partially offset by the effect of the lower volume of vehicles delivered and certain categories of higher expenses including insurance. Our net loss also benefited from a reduction in interest expense in the six months ended June 30, 2006 over the six months ended June 30, 2005 but was negatively impacted by reorganization items in the six months ended June 30, 2006 as well as an $11.4 million income tax benefit recorded during the six months ended June 30, 2005 related to the impairment of goodwill. The following table sets forth the percentage relationship of expense items to revenues:

	Six Months Ended June 30,
	2006	2005
	As a % of revenues
Revenues	100.0%	100.0%

Operating expenses:
Salaries, wages, and fringe benefits	49.5%	52.8%
Operating supplies and expenses	20.4%	18.9%
Purchased transportation	13.1%	13.3%
Insurance and claims	4.4%	4.1%
Operating taxes and licenses	3.1%	3.4%
Depreciation and amortization	3.0%	3.4%
Rents	0.7%	0.8%
Communications and utilities	0.7%	0.7%
Other operating expenses	0.8%	1.6%
Impairment of goodwill	0.0%	17.5%
Gain on disposal of operating assets	(0.1)%	(0.1)%

Total operating expenses	95.6%	116.4%

Operating income (loss)	4.4%	(16.4)%
Other income (expense):
Interest expense	(3.9)%	(5.1)%
Investment income	0.5%	0.2%
Foreign exchange gains (losses), net	0.3%	(0.1)%

	(3.1)%	(5.0)%

Income (loss) before reorganization items and income taxes	1.3%	(21.4)%
Reorganization items	(1.7)%	0.0%

Loss before income taxes	(0.4)%	(21.4)%
Income tax (expense) benefit	(0.0)%	2.5%

Net loss	(0.4)%	(18.9)%

Revenues
Revenues were $486.2 million in the six months ended June 30, 2006 versus revenues of $453.5 million in the six months ended June 30, 2005, an increase of 7.2% or $32.7 million. The increase in revenues was due primarily to an increase in revenue per vehicle delivered by our Automotive Group. During the six months ended June 30, 2006, revenue per vehicle delivered increased by $11.92 or 11.7% over the six months ended June 30, 2005. The increase in revenue per unit is due primarily to certain customer rate increases, an increase in fuel surcharges received from customers, the strengthening of the Canadian dollar and an increase in the average length of haul.
As previously discussed in the quarter over quarter comparison, during the Chapter 11 Proceedings we renewed contracts with rate increases with certain of our major customers. As a result of these rate increases, we estimate that our revenues increased by approximately $18.8 million or $4.54 per unit in the six months ended June 30, 2006 versus the six months ended June 30, 2005.
In the six months ended June 30, 2006, revenues from fuel surcharges represented 6.9% of the Automotive Group’s revenues, whereas, in the six months ended June 30, 2005, revenues earned from the fuel surcharge programs represented only 4.0% of our Automotive Group’s revenues, an increase of approximately $14.8 million or $3.75 per vehicle delivered. The increase in fuel surcharge revenues is due primarily to the increase in the average price of fuel, which was approximately 24% higher in the six months ended June 30, 2006 than the six months ended June 30, 2005 for our U.S. operations.
The Canadian dollar strengthened relative to the U.S. dollar in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. During the six months ended June 30, 2006, the Canadian dollar averaged the equivalent of U.S. $0.8786 versus U.S. $0.8103 during the six months ended June 30, 2005, which resulted in an estimated increase in revenues of $8.2 million. This amount contributed $1.97 of the overall increase of $11.92 per unit. However, as noted above, the effect on operating income of this increase in revenues is partially offset by a corresponding increase in expenses for our Canadian subsidiary related to the currency fluctuation.
Our revenue per vehicle delivered increased by approximately $0.90 per vehicle in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to an increase in the average length of haul.
The number of vehicles that we delivered declined by approximately 4.1%, to 4,152,000 units, in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This reduction was due to a decline in vehicle production by two of our largest customers, the discontinuation of unprofitable business for one of our major customers at one of our terminal locations, the closure of certain unprofitable terminal locations in the latter part of 2005 and fewer vehicles hauled for Toyota because of their decision to minimize their reliance on any one carhaul company.
In addition, for the six months ended June 30, 2006, $1.4 million of the higher reported revenue compared to the same period in 2005 is attributable to our Axis Group. Increases in business volumes, and therefore revenues, were reported by the Axis Group’s vehicle inspection service and vehicle transportation management divisions. Also, a Mexican subsidiary of the Axis Group had a significant improvement in revenue through the start up of a large operation at Ford’s Hermosillo production facility.
Salaries, wages, and fringe benefits
Salaries, wages and fringe benefits decreased from 52.8% of revenues in the six months ended June 30, 2005 to 49.5% of revenues in the six months ended June 30, 2006. The decrease in salaries as a percentage of revenues was due primarily to the increases in revenues related to the fuel surcharge programs and customer rate increases, which do not cause salary expense to vary, as well as a decrease in expense for our nonbargaining employees. As discussed above in the quarter over quarter comparison, driver pay is based primarily on the number of miles driven to deliver vehicles and is affected by changes in revenue related to changes in volume, but is not affected by fluctuations in customer rates or fluctuations in fuel surcharge revenues. Salaries, wages and fringe benefits related to our nonbargaining employees, who are not directly involved in the generation of revenues, decreased by approximately $2.3 million, which was due primarily to a reduction in head count and the effect of the unpaid furloughs which are more fully discussed in the quarter over quarter comparison above.
Our labor costs for employees covered by bargaining agreements related to the delivery of vehicles decreased $1.2 million in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 primarily as a result of the lower number of vehicles delivered during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. However, the labor cost per vehicle delivered for these employees increased by approximately 3.7%. The effect of the lower number of vehicles delivered is estimated to be approximately $8.0 million, partially offset by the increase in the cost per vehicle delivered estimated to be approximately $6.8 million. The increase in cost per vehicle delivered is attributable to the strengthening of the Canadian dollar, the agreed-upon rate increases related to our employees covered by the Master Agreement with the Teamsters and an increase in the average length of haul. We estimate that the strengthening of the Canadian dollar resulted in an increase in labor costs of approximately $3.0 million in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. As part of our contract with the Teamsters, an increase in benefits went into effect on August 1, 2005 and a 2% wage increase went into effect on June 1, 2005. The average length of haul for vehicles delivered by these employees was approximately 2% higher in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. These increases were partially offset by the 10% reduction in wages earned by these employees in May and June 2006.
Workers’ compensation expense, which is a component of salaries, wages and fringe benefit expense, increased by approximately $4.7 million during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 due primarily to the change in our insurance programs. As previously discussed, in 2006, a fully insured program with no deductible covers the majority of our risk for workers’ compensation claims resulting in an increase in our premium expense.
Operating supplies and expenses
Operating supplies and expenses increased from 18.9% of revenues in the six months ended June 30, 2005 to 20.4% of revenues in the six months ended June 30, 2006. The increase was due primarily to an increase in fuel expense, which increased from 7.6% of revenues in the six months ended June 30, 2005 to 9.0% of revenues in the six months ended June 30, 2006. The average price of fuel was approximately 24% higher in the six months ended June 30, 2006 than the six months ended June 30, 2005 for our U.S. operations. We estimate that the increase in the price of fuel resulted in additional fuel expense of approximately $10.8 million in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. However, due to the fuel surcharge agreements we have in place with substantially all of our customers, any unfavorable impact on our operating income due to an increase in fuel prices was mitigated as the corresponding effect of fuel surcharges, net of broker participation, was approximately $14.3 million. The difference between the increase in fuel expense resulting from higher fuel prices and the amount of fuel surcharges received from customers during the quarter is due to the timing difference described above in the quarter over quarter revenue discussion.
Repairs and maintenance increased from 4.3% of revenues in the six months ended June 30, 2005 to 4.8% of revenues in the six months ended June 30, 2006. The actual expense increased $3.6 million due primarily to an increase in the frequency and nature of vehicle repairs as a result of the increasing age of our fleet. Due to the significance of their nature, more of these repairs required outside vendor assistance.
Purchased transportation
Purchased transportation as a percentage of revenues decreased slightly from 13.3% of revenues in the six months ended June 30, 2005 to 13.1% of revenues in the six months ended June 30, 2006. Purchased transportation expense increased by $3.3 million, or 5.5%. The nature of this expense and the reasons for its fluctuation is discussed above in the quarter over quarter comparison.
Insurance and claims
Insurance and claims expense increased from 4.1% of revenues in the six months ended June 30, 2005 to 4.4% of revenues in the six months ended June 30, 2006. This was primarily due to a change in coverage to reduce the amount of risk that we retain. Such coverage requires a higher premium expense.
Operating taxes and licenses
Operating taxes and licenses decreased from 3.4% of revenues in the six months ended June 30, 2005 to 3.1% of revenues in the six months ended June 30, 2006. The nature of these expenses and the reasons for their fluctuation as a percentage of revenues are discussed in the quarter over quarter comparison above.
Depreciation and amortization
Depreciation and amortization decreased from 3.4% of revenues in the six months ended June 30, 2005 to 3.0% of revenues in the six months ended June 30, 2006 due primarily to the increase in revenues related to the fuel surcharge programs and customer rate increases, which do not have corresponding increases in depreciation and amortization expense. To a lesser extent, this reduced percentage was due to a decrease in the depreciable asset base that has been reduced due to certain aged equipment reaching its depreciable limit and a decline in capital expenditures over more than the past five years.
Other operating expenses
Other operating expenses decreased from 1.6% of revenues in the six months ended June 30, 2005 to 0.8% of revenues in the six months ended June 30, 2006 primarily as a result of a decrease in the use of external professionals for services unrelated to the Chapter 11 Proceedings. In addition, other operating expenses in the second quarter of 2005 were higher due to the incurrence of professional fees relating to our review of various strategic alternatives related to our operating performance and highly leveraged financial position and to prepare for a potential Chapter 11 filing.
Impairment of goodwill
The circumstances giving rise to the impairment of goodwill of $79.2 million in the six months ended June 30, 2005 are discussed above in the quarter over quarter comparison.

Interest expense
Interest expense decreased from $23.0 million in the six months ended June 30, 2005 to $19.1 million in the six months ended June 30, 2006. This reduction was primarily the result of the discontinuation of interest accrued on our Senior Notes subsequent to the Petition Date and to a lesser extent to lower charges related to deferred financing costs.
As more fully discussed in the quarter over quarter comparison above, effective August 1, 2005 we ceased accruing interest on our Senior Notes. Contractual interest not accrued or paid on the Senior Notes was $6.5 million for the six months ended June 30, 2006.
Charges related to deferred financing costs were $0.9 million lower in the six months ended June 30, 2006 than the six months ended June 30, 2005. This was due primarily to the write-off of $4.9 million in deferred financing costs during the six months ended June 30, 2005 as a result of the violation of one of the financial covenants in our Pre-petition Facility as of June 30, 2005, the effect of which was partially offset by higher amortization of deferred financing costs related to the DIP Facility in the six months ended June 30, 2006. The reasons for the higher amortization in the six months ended June 30, 2006 are discussed in the quarter over quarter comparison.
These decreases were partially offset by an increase in our average outstanding debt and an increase in lender fees related to the forbearance agreements negotiated during the second quarter of 2006. Primarily due to increased borrowings under the Revolver included in the DIP Facility compared to borrowings under the revolver portion of our Pre-petition Facility, our average outstanding debt during the six months ended June 30, 2006 increased by approximately $32.0 million over the six months ended June 30, 2005, resulting in additional interest expense of approximately $2.3 million, excluding the impact of not accruing interest on our Senior Notes.
Investment income
Investment income increased from $1.0 million in the six months ended June 30, 2005 to $2.2 million in the six months ended June 30, 2006, which was due primarily to an increase of $10.9 million in the average amount of restricted cash, cash equivalents and other time deposits held by our captive insurance subsidiary, Haul Insurance Limited, as well as an increase in interest rates on time deposits. The average amount of restricted cash, cash equivalents and other time deposits increased during 2005, subsequent to June 30, 2005, as a result of additional amounts required to collateralize letters of credit issued to secure the payment of insurance claims.
Foreign exchange gains (losses)
Foreign exchange gains were $1.6 million in the six months ended June 30, 2006 compared to foreign exchange losses of $0.6 million in the six months ended June 30, 2005. This fluctuation is due primarily to the effect of changes in currency exchange rates on the intercompany payable balance denominated in U.S dollars recorded on one of our Canadian subsidiary’s balance sheet. The Canadian dollar was stronger relative to the U.S. dollar at the end of June 2006 than at the end of December 2005 but was weaker at the end of June 2005 than at the end of December 2004 thereby causing a gain on the intercompany payable in the six months ended June 30, 2006 versus a loss in the six months ended June 30, 2005. In addition, the average outstanding intercompany amount payable by this subsidiary increased from $42.2 million during the six months ended June 30, 2005 to $49.9 million during the six months ended June 30, 2006 and the exchange rate increase during the six months ended June 30, 2006, 4.1%, was more than the rate of decrease in the six months ended June 30, 2005, 1.9%, thereby causing a differential between the magnitude of the exchange gain recorded in the six months ended June 30, 2006 and the magnitude of the exchange loss recorded in the six months ended June 30, 2005.
Reorganization items
During the six months ended June 30, 2006 we incurred approximately $8.3 million in costs related to the Chapter 11 Proceedings. These costs were primarily for legal and professional services rendered. See Note 3 to the unaudited consolidated financial statements included in “Item 1. Financial Statements” for a summary of these reorganization items.
Income taxes

In the six months ended June 30, 2006, a tax expense of $190,000 was recognized. In the six months ended June 30, 2005, a tax benefit of $11.4 million was recognized. In 2006, the income tax expense differed from the amount computed by applying statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance. During the six months ended June 30, 2005, we did recognize a tax benefit related to the impairment of goodwill to the extent that related deferred tax liabilities existed.
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
The DIP Facility entered into in connection with the Chapter 11 filings provides us with financing during the Chapter 11 Proceedings. Funds under the DIP Facility allow us to operate in the normal course of business and are available to help satisfy our working capital obligations during the Chapter 11 Proceedings, including payment under normal terms for goods and services provided after the Petition Date, payment of wages and benefits to active employees and retirees and other items approved by the Bankruptcy Court. The DIP Facility is more fully discussed in Note 11 to the unaudited consolidated financial statements included in “Item 1. Financial Statements.”
During 2006, we have continued to be impacted by liquidity constraints and have been taking various steps to preserve our liquidity, which include:
•	Rescheduling and deferring capital expenditures;

•	Obtaining the Bankruptcy Court’s approval to reduce wages paid to our collective bargaining employees covered under the Master Agreement with the IBT by 10% for the months of May and June 2006;

•	Obtaining the Bankruptcy Court’s approval to delay wage and cost of living increases to our collective bargaining employees that were previously scheduled to go into effect on June 1, 2006;

•	Implementing unpaid furloughs for certain nonbargaining employees for certain periods in May and June 2006;

•	Filing a motion with the Bankruptcy Court to terminate certain nonbargaining retiree benefits, which motion is still pending approval by the Bankruptcy Court; and

•	Implementing other internal cost-saving initiatives.
The reduction of wages paid to our collective bargaining employees covered by the Master Agreement with the IBT decreased our labor costs by approximately $2 million per month in May and June 2006. The wage and cost of living increases scheduled to go into effect on June 1, 2006 for those employees were delayed until July 1, 2006 resulting in cost savings of approximately $325,000 in June 2006. The unpaid furloughs required of our salaried nonbargaining employees reduced our nonbargaining labor costs by approximately $200,000 in May and $800,000 in June 2006.
On June 30, 2006 we entered into the Fifth Amendment to the DIP Facility which provides us with an additional $30 million of liquidity through a new term loan, reduces the interest rate on certain other portions of the DIP Facility, provides for the payment of interest in kind by addition to principal on a monthly basis for certain of the term loans, waives all the covenant violations previously disclosed and extends the maturity date on the term loans to June 30, 2007. The Fifth Amendment was approved by the Bankruptcy Court on July 12, 2006. We believe that the additional availability obtained by the Fifth Amendment should provide us with the cash required to prevent the previously projected liquidity shortfalls and enable us to meet our working capital needs during the expected term of the Chapter 11 Proceedings. As of August 26, 2006, we had borrowed $10 million from the available $30 million term loan. The Fifth Amendment is more fully discussed in Note 11 to the unaudited consolidated financial statements included in “Item 1. Financial Statements.”

Operating Activities
We use the indirect method to prepare our statement of cash flows. Accordingly, we compute net cash provided by operating activities by adjusting net loss for all items included in the net loss that do not currently affect operating cash receipts and payments. Cash provided by operating activities was $38.0 million for the six months ended June 30, 2006 compared to cash used in operating activities of $2.9 million for the six months ended June 30, 2005. This increase in cash from operating activities was principally due to the increase in cash collections from our customers of approximately $37.7 million primarily as a result of the increase in revenues. This was augmented by higher interest received on restricted deposits as well as lower payments relating to interest and insurance. Although premiums for insurance coverage for 2006 were higher than in 2005, the premiums for 2006 were paid in December 2005, whereas the premiums for 2005 were paid in January 2005. Insurance payments were less as a result of 2006 insurance premiums being primarily paid in 2005. The positive impact of these items on operating activities were partially offset by cash payments related to the Chapter 11 Proceedings and increased costs related to fuel, salaries, wages and fringe benefits.
Investing Activities
During the six months ended June 30, 2006, we used $9.8 million in investing activities compared to $27.3 million during the six months ended June 30, 2005. During the six months ended June 30, 2005, restricted cash, cash equivalents and other time deposits required to collateralize our self-insurance reserves at our captive insurance company increased $16.4 million. The increase during the six months ended June 30, 2006 was only $0.3 million. In addition, the net amount deposited with insurance carriers was $7.4 million lower during the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
The lower cash required for investing in the activities above were partially offset by higher capital expenditures in the six months ended June 30, 2006 versus the six months ended June 30, 2005. We invested approximately $12.1 million in our fleet of Rigs during the six months ended June 30, 2006 and approximately $8.7 million on capital expenditures during the six months ended June 30, 2005, most of which was spent on our fleet of Rigs. During the six months ended June 30, 2006, we remanufactured 102 tractors, 145 trailers and replaced (overhauled) approximately 238 engines. During the six months ended June 30, 2005, we remanufactured 70 tractors, 69 trailers and replaced (overhauled) approximately 189 engines.
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
Investing activities were also negatively impacted by lower proceeds from the sale of property and equipment during the six months ended June 30, 2006 which were $2.0 million lower than proceeds received during the six months ended June 30, 2005.
Financing Activities
We used $28.3 million in financing activities during the six months ended June 30, 2006 while financing activities provided net cash of $30.9 million for the six months ended June 30, 2005. As a result of the increase in cash provided from operations during the six months ended June 30, 2006, there was no need for us to borrow additional amounts under the Revolver during the period. Instead, we paid down $9.6 million of the Revolver. In contrast, during the six months ended June 30, 2005, net borrowings increased by $28.3 million. In addition, we did not borrow under insurance financing arrangements during the six months ended June 30, 2006 since we were able to obtain funding for substantially all of our 2006 insurance programs in the fourth quarter of 2005. This is in contrast to the six months ended June 30, 2005 when we borrowed under insurance financing arrangements, since we did not finance our insurance premiums at the end of 2004. Additionally, during the six months ended June 30, 2006, the repayments under insurance financing arrangements were $13.3 million higher than the repayments during the six months ended June 30, 2005 since more premiums were financed for the 2006 coverage.
Debt and Letters of Credit
The amount available under the $130 million Revolver may be reduced based on the calculation of eligible Revolver collateral. As of June 30, 2006, $105.8 million of eligible Revolver collateral was available. As of June 30, 2006, approximately $38.5 million of the Revolver was committed under letters of credit primarily related to the settlement of insurance claims and $42.4 million in loans were outstanding under the Revolver. We had approximately $18.6 million and $14.2 million available under the Revolver as of June 30, 2006 and August 26, 2006, respectively. Additionally, we had $30 million and $20 million available under Term Loan C as of June 30, 2006 and August 26, 2006, respectively.
We renew our letters of credit annually. At June 30, 2006, we had agreements with third parties to whom we had issued $141.4 million of letters of credit primarily relating to settlements of insurance claims and reserves as well as support for a line of credit at one of our foreign subsidiaries. Of the $141.4 million, $38.5 million of these letters of credit are secured by availability under the Revolver and $102.9 million are issued by our wholly owned captive insurance subsidiary, Haul Insurance Limited and are collateralized by $102.9 million of restricted cash, cash equivalents and other time deposits held by this subsidiary. The amount of letters of credit that we may issue under the Revolver may not exceed $75 million and may be less than this amount based on existing availability under the DIP Facility. We utilized $38.5 million of this availability at June 30, 2006 and the remaining letter of credit availability under the DIP Facility as of June 30, 2006 was $18.6 million.
Off-Balance Sheet Arrangements
Between January 1, 2006 and August 26, 2006, we entered into no new significant off-balance sheet arrangements. See our 2005 Annual Report on Form 10-K for a discussion of our off-balance sheet arrangements as of December 31, 2005.
Disclosures About Market Risks
We face several risks, some of which we discuss in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The primary market risks inherent in our market risk sensitive instruments and positions are the potential loss arising from adverse changes in fuel prices, interest rates, self-insured claims and foreign currency exchange rates.
Fuel Prices
Our Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as the weather, government policies, and changes in global demand and global production. To reduce the price risk caused by market fluctuations, Allied Automotive Group periodically purchases fuel in advance of consumption. A 10% increase in diesel fuel prices over the average price of fuel for the first six months of 2006 would increase costs by $10.7 million over the next twelve months assuming levels of fuel consumption in the next twelve months are consistent with levels of fuel consumed in the first six months of 2006. At least a portion of this increase in costs could be recovered by our fuel surcharge arrangements with our customers. Currently, we have in place fuel surcharge agreements with substantially all of our customers. In periods of rising fuel prices and declining vehicle deliveries, we may not recover all of the fuel price increase through our fuel surcharge programs since fuel surcharges reset at varying intervals, which do not exceed one quarter, based on fuel prices in the applicable preceding time period.
Interest Rates
We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. Prior to the Chapter 11 filings, the Senior Notes bore interest at a fixed rate. During the Chapter 11 Proceedings, the Senior Notes rank as an unsecured claim, and we have ceased the accrual and payment of interest pending consummation of a plan of reorganization. As of June 30, 2006, we had $142.4 million outstanding under the DIP Facility subject to variable rates of interest. The interest rates on the Revolver in our DIP Facility may vary based on either an annual index rate (based on the greater of the base rate on corporate loans as published from time to time in The Wall Street Journal and the federal funds rate plus 0.50%) plus 2.00%, or LIBOR plus 3.00%. The $20 million term loan bears interest at an annual rate of LIBOR plus 5.50%. The $80 million term loan bears interest at an annual rate of LIBOR plus 8.50%. Based on the outstanding balance of the DIP Facility as of June 30, 2006, the impact of a three-percentage point increase in interest rates would result in an increase in our annual interest expense of approximately $4.3 million.
Our subsidiary, Allied Systems (Canada) Company also has a $2.5 million revolving credit facility with a bank in Canada (the “Canadian Revolver”) for use in our Canadian operations. The Canadian Revolver bears interest at the bank’s prime lending rate plus 0.50% and is secured by a letter of credit of $2.6 million, which is included in the $38.5 million of outstanding letters of credit discussed in the Liquidity section above under “Debt, Contractual Obligations and Letters of Credit.” The interest rate at June 30, 2006 was 6.50%. Based on the outstanding balance of the Canadian Revolver as of June 30, 2006, the impact of a three-percentage point increase in interest rates would result in an immaterial increase in our annual interest expense.
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
Foreign Currency Exchange Rates
Though we operate primarily in the U.S., we own foreign subsidiaries, the most significant being Allied Systems (Canada) Company. The net investment in our foreign subsidiaries translated into U.S. dollars using the rate of exchange in effect at June 30, 2006, was $39.6 million. The potential impact on other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates approximates $4.0 million.
At June 30, 2006, we had an intercompany payable balance of $44.9 million denominated in U.S. dollars recorded on our Canadian subsidiary’s balance sheet. The potential impact from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance would be a $4.5 million charge or credit to the income statement. We do not currently use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates.
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
Recent Accounting Pronouncements
See Note 4 to the unaudited consolidated financial statements included in “Item 1. Financial Statements.”
Factors Which May Affect Future Results
Our business is subject to certain risks, including the risks set forth in Part II, Item 1A.“Risk Factors.” Readers of this Quarterly Report on Form 10-Q should take such risks into account in evaluating any investment decision involving our securities. More detailed information concerning these and other risks is contained in other sections of this Quarterly Report on Form 10-Q and our other Reports filed with the SEC.
Cautionary Notice Regarding Forward-Looking Statements
We make forward-looking statements in this Quarterly Report on Form 10-Q and in other materials we file with the SEC or otherwise make public. This Quarterly Report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” contains forward-looking statements. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including our ability to emerge from Chapter 11) and demand for our services, and other statements of our plans, beliefs, or expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth in Part II, “Item 1A. Risk Factors” and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, which could cause actual results to differ materially from our expectations.
We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information required under this item is provided under the caption “Disclosures about Market Risks” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
See also Note 14 (c) of the notes to our unaudited consolidated financial statements included in “Item 1. Financial Statements.”
Item 1A. Risk Factors
Our business is subject to certain risks, including the risks described below. Readers of this Quarterly Report on Form 10-Q should take such risks into account in evaluating any investment decision involving our securities. This Item 1A does not describe all risks applicable to our business and is intended only as a summary of certain material factors that affect our operations and the carhaul industry in which we operate. More detailed information concerning these and other risks is contained in other sections of this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
We may not be able to successfully reorganize under Chapter 11, which would likely terminate our future business prospects and our ability to continue as a going concern and result in a liquidation of our assets.
On July 31, 2005, Allied Holdings, Inc. and substantially all its subsidiaries filed for voluntary reorganization under Chapter 11. Our ability to successfully reorganize could be hampered by a number of factors including our ability to obtain the required votes of the Creditors Committee to approve and implement a plan of reorganization, our ability to reach agreements with the Teamsters in the United States on modifications to the Master Agreement which we believe are necessary to allow us to emerge from Chapter 11, our ability to comply with the covenants contained within our DIP Facility, as well as financing to replace the DIP Facility upon the earlier of our emergence from Chapter 11 or the termination of such facility, our ability to motivate and retain key employees and suppliers and the extent to which the reorganization process serves to divert management’s attention away from the daily running of the business. In addition, the adverse publicity regarding our Chapter 11 filings and performance could affect our results going forward. Any adverse effect on our credit standing with our lenders and suppliers could affect the costs of doing business and our negotiating power with lenders and creditors. We can provide no assurance that the reorganization process will be successful. If it is not successful, it is likely that we would be forced to cease operations and liquidate our assets.
We have a significant amount of debt and substantially all our assets are pledged as collateral for debt obligations, which could limit our operational flexibility and customer relationships or otherwise adversely affect our financial condition.
As of June 30, 2006, we had borrowings under our DIP Facility of approximately $142.4 million and Senior Notes outstanding of $150 million. As more fully discussed in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” additional borrowings may be available under our DIP Facility. However, we are exposed to the risks normally associated with substantial amounts of debt such as:
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
Additionally, between the beginning of January 2004 and June 30, 2006, we have removed 953 tractors and 1,085 trailers from our operations, and as a result, we presently have no excess Rigs that we could utilize to service our existing business beyond the Rigs that we presently operate. In the event we do not have sufficient funds available to make the capital expenditures outlined above at the appropriate time or if our Rig engines or tractors fail, we will be required to remove Rigs from operations. In the event we are required to remove Rigs from operations for this or other reasons, there will be an adverse effect on our operations, our financial results and customer relationships.
If we are not able to modify our Master Agreement with the IBT in the U.S. or renegotiate our other union contracts on terms favorable to us as they expire, or if work stoppages or other labor disruptions occur during such negotiations, it could preclude us from emerging from bankruptcy and would have a material adverse effect on our operations.
On March 8, 2006, certain of our subsidiaries, including Allied Systems, Ltd. made a proposal to the IBT for a new collective bargaining agreement regarding their employees in the U.S. represented by the Teamsters, by modifying the current collective bargaining agreement, which expires on May 31, 2008 and covers approximately 3,700 drivers and yard and shop personnel employed by our Automotive Group. The proposal seeks to eliminate future increases to wages, health and welfare benefits and pension contributions as contemplated by the Master Agreement and in the aggregate seeks to reduce current Teamster employee compensation by approximately 17%. We believe our proposal would reduce our costs, during the remaining term of the collective bargaining agreement, by approximately $65 million per year as long as our proposed terms remain in effect. We have proposed a new agreement, which would begin as soon as an agreement is reached, and have commenced negotiations with the IBT.
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
Higher fuel prices or a shortage of fuel could impact the sales of SUVs or light trucks at our major customers, which could impair our revenues and negatively impact our earnings. Further, fuel is a major expense in the transportation of automobiles and the cost and availability of fuel are subject to economic and political factors and events, which we can neither control nor accurately predict. We attempt to minimize the effect of fuel price fluctuations by periodically purchasing a portion of our fuel in advance, but we can provide no assurance that such activity will effectively mitigate our exposure. In addition, we have negotiated fuel surcharges with substantially all of our customers, which now enable us to pass on a portion of any increase in fuel costs to these customers. Customer fuel surcharges reset at varying intervals, which do not exceed one quarter, based on fuel prices in the applicable preceding time period. This results in a lag between the time period when actual fuel prices change and the time period when the fuel surcharge is adjusted. Nevertheless, we can provide no assurance that we will be able to continue to obtain fuel surcharges from these customers. Furthermore, in periods of rising fuel prices and declining vehicle deliveries, we may not recover all of the fuel price increase through our fuel surcharge programs due to the lag discussed above.
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
We reported net losses of $125.7 million, $53.9 million, $8.6 million, $7.5 million and $39.5 million for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively and a net loss of $2.0 million for the six months ended June 30, 2006. In addition, our accumulated deficit at June 30, 2006 was $216.6 million. Our ability to improve our performance and profitability are dependent upon several factors including the timely and successful confirmation and implementation of a plan of reorganization, the economy, the dynamics of the automotive transportation industry including actions by our major customers, our ability to develop and implement successful business strategies, our ability to maintain effective relationships with our employees including those represented by the Teamsters, our ability to maintain effective relationships with our suppliers, the price and availability of fuel and our ability to successfully manage other operational challenges. If we fail to improve our performance, it could continue to have an adverse effect on our financial condition, cash flow, liquidity and business prospects and our operations would not likely be profitable in the ensuing years.
Our restricted cash, cash equivalents and other time deposits are not available for use in our general operations even if they were needed to fund our operations.
As of June 30, 2006, our restricted cash, cash equivalents and other time deposits were approximately $102.9 million. We use these restricted cash, cash equivalents and other time deposits to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. These assets are not available for use in our general operations even if needed for our continued operations or to service our debt obligations.
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
Our Automotive Group believes that its relationships with its customers are mutually satisfactory; however, we can provide no assurance that these relationships will not be terminated in whole or in part in the future. Furthermore, automotive manufacturers are relying increasingly on logistics companies and re-engineering vehicle delivery practices, which could result in a reduction of services provided by us or an increase in the Automotive Group’s cost of delivery for some or all of our major customers. A significant reduction in vehicle production levels, plant closings, or the imposition of vendor price reductions by these manufacturers, or the individual loss of General Motors, Ford, DaimlerChrysler, Toyota or Honda as a customer, or a significant reduction or a change in the design, definition, frequency or terms of the services provided for any of these customers by our Automotive Group would have a material adverse effect on our operations. General Motors, DaimlerChrysler and Ford, in particular, have publicly announced plans to significantly reduce vendor costs including those costs associated with logistics services.
Competition in the automotive transportation industry could result in a loss of our market share or a reduction in our rates, which could have a material adverse effect on our operations.
The automotive transportation industry is highly competitive. Our Automotive Group currently competes with other motor carriers of varying sizes, as well as with railroads and independent owner-operators. Allied Automotive also competes with nonunion motor carriers that may be able to provide services to their customers at lower prices and in a more flexible manner than we can. The development of new methods for hauling vehicles could also lead to increased competition. For example, some customers occasionally utilize local drive-away services to facilitate local delivery of products. There has also been an increase in the number of automobile-hauling companies that utilize nonunion labor, and we believe that the market share and Rig capacity represented by such companies is increasing. Automobile-hauling companies that utilize nonunion labor operate at a significant cost advantage as compared to our Automotive Group and other unionized automobile-hauling companies. Nonunion car-haul competitors also operate without restrictive work rules that apply to our Automotive Group and other unionized companies. Railroads, which specialize in long-haul transportation, may be able to provide delivery services at costs to customers that are less than the long-haul delivery cost of Allied Automotive’s services. Further, the railroads could form alliances for local delivery of customer products. If we lose market share to these competitors, or have to reduce our rates in order to retain our market share, our financial condition and results of operations could be materially and adversely affected.
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

ALLIED HOLDINGS, INC.

Date: September 8, 2006	By:	/s/ Hugh E. Sawyer

Hugh E. Sawyer,
President and Chief Executive Officer

Date: September 8, 2006
	By:	/s/ Thomas H. King

Thomas H. King,
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Thomas H. King.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by Thomas H. King.