Form 10-Q
period 2006-09-30
ALLIED HOLDINGS INC
filed 2006-11-15
CIK 909950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 —
For the quarterly period ended September 30, 2006
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

Outstanding common stock, no par value at November 4, 2006 8,980,329

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,862	$4,117
Restricted cash, cash equivalents and other time deposits	32,537	32,830
Receivables, net of allowances of $1,970 and $2,218 as of September 30, 2006 and December 31, 2005, respectively	50,139	61,427
Inventories	5,181	5,132
Deferred income taxes	—	128
Prepayments and other current assets	20,683	59,434

Total current assets	114,402	163,068
Property and equipment, net of accumulated depreciation	128,940	123,904
Goodwill, net	3,545	3,545
Other assets:
Restricted cash, cash equivalents and other time deposits	66,059	69,764
Deferred income taxes	127	—
Other noncurrent assets	24,083	22,835

Total other assets	90,269	92,599

Total assets	$337,156	$383,116

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities not subject to compromise:
Debtor-in-possession credit facility	$156,172	$151,997
Accounts and notes payable	29,097	57,196
Accrued liabilities	74,645	83,317
Deferred income taxes	145	—

Total current liabilities	260,059	292,510

Long-term liabilities not subject to compromise:
Postretirement benefits other than pensions	4,314	4,412
Deferred income taxes	—	143
Other long-term liabilities	70,361	74,096

Total long-term liabilities	74,675	78,651
Liabilities subject to compromise	199,199	199,322
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, no par value. Authorized 5,000 shares; none outstanding	—	—
Common stock, no par value. Authorized 20,000 shares; 8,980 shares outstanding at September 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	48,825	48,545
Treasury stock, 139 shares at cost	(707)	(707)
Accumulated deficit	(223,832)	(214,631)
Accumulated other comprehensive loss, net of tax	(21,063)	(20,574)

Total stockholders’ deficit	(196,777)	(187,367)

Total liabilities and stockholders’ deficit	$337,156	$383,116

See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$202,151	$203,090	$688,361	$656,594

Operating expenses:
Salaries, wages and fringe benefits	104,897	110,285	345,373	349,618
Operating supplies and expenses	43,221	41,781	142,224	127,405
Purchased transportation	26,111	28,586	89,689	88,829
Insurance and claims	10,006	8,587	31,174	27,165
Operating taxes and licenses	6,616	6,785	21,669	22,196
Depreciation and amortization	6,927	6,698	21,426	21,940
Rents	1,842	1,810	5,334	5,608
Communications and utilities	1,438	1,185	4,876	4,575
Other operating expenses	2,064	2,655	6,112	9,714
Impairment of goodwill	—	—	—	79,172
Gain on disposal of operating assets, net	(5)	(85)	(260)	(462)

Total operating expenses	203,117	208,287	667,617	735,760

Operating (loss) income	(966)	(5,197)	20,744	(79,166)

Other income (expense):
Interest expense (excludes contractual interest of $3,234 and $9,703 for the three and nine months ended September 30, 2006, respectively and $2,156 for the three and nine months ended September 30, 2005)	(5,537)	(9,571)	(24,603)	(32,522)
Investment income	1,252	847	3,500	1,863
Foreign exchange gains, net	257	1,893	1,842	1,282

Total other income (expense)	(4,028)	(6,831)	(19,261)	(29,377)

(Loss) income before reorganization items and income taxes	(4,994)	(12,028)	1,483	(108,543)
Reorganization items	(2,082)	(3,929)	(10,372)	(3,929)

Loss before income taxes	(7,076)	(15,957)	(8,889)	(112,472)
Income tax (expense) benefit	(122)	(39)	(312)	11,368

Net loss	$(7,198)	$(15,996)	$(9,201)	$(101,104)

Basic and diluted loss per common share:
Net loss:
Basic and diluted	$(0.80)	$(1.78)	$(1.02)	$(11.26)

Weighted-average number of common shares outstanding:
Basic and diluted	8,980	8,980	8,980	8,980

See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,201)	$(101,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,426	21,940
Impairment of goodwill	—	79,172
Gain on disposal of assets	(260)	(462)
Write-off and amortization of deferred financing costs	5,706	7,368
Interest expense paid in kind	3,045	—
Foreign exchange gains	(1,842)	(1,282)
Reorganization items	10,372	3,929
Deferred income taxes	3	(11,261)
Stock-based compensation expense	280	—
Change in operating assets and liabilities:
Receivables, net of allowances	11,765	2,729
Inventories	9	(547)
Prepayments and other assets	29,986	(3,009)
Accounts and notes payable	2,054	7,593
Accrued liabilities	(14,084)	(292)

Net cash provided by operating activities before payment of reorganization items	59,259	4,774
Reorganization items paid	(9,629)	(712)

Net cash provided by operating activities	49,630	4,062

Cash flows from investing activities:
Purchases of property and equipment	(25,668)	(12,574)
Proceeds from sales of property and equipment	927	2,851
Decrease (increase) in restricted cash, cash equivalents and other time deposits	3,998	(19,686)
Funds deposited with insurance carriers	(1,008)	(8,182)
Funds returned from insurance carriers	3,395	4,131

Net cash used in investing activities	(18,356)	(33,460)

Cash flows from financing activities:
(Repayment of) addition to debtor-in-possession revolving credit facility, net	(8,870)	41,517
Repayment of pre-petition revolving credit facilities, net	—	(2,972)
Additions to debtor-in-possession term debt	10,000	100,000
Additions to pre-petition term debt	—	25,000
Repayment of pre-petition term debt	—	(123,266)
Payment of deferred financing costs	(345)	(8,079)
Proceeds from insurance financing arrangements	178	8,470
Repayments of insurance financing arrangements	(29,964)	(10,122)
Proceeds from issuance of common stock	—	124

Net cash (used in) provided by financing activities	(29,001)	30,672

Effect of exchange rate changes on cash and cash equivalents	(528)	106

Net change in cash and cash equivalents	1,745	1,380
Cash and cash equivalents at beginning of period	4,117	2,516

Cash and cash equivalents at end of period	$5,862	$3,896

Supplemental cash flow information:
Cash paid (refunds received) during the period for:
Interest	$17,807	$22,737
Income taxes, net	234	(492)
Supplemental disclosure of noncash financing activity:
Interest paid in kind via addition to term debt	$3,045	$—
.
See accompanying notes to these consolidated financial statements.

\

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
Chapter 11 Overview
On July 31, 2005 (“the Petition Date”), Allied Holdings, Inc. and substantially all of its subsidiaries (the “Debtors”) filed voluntary petitions seeking protection under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”). Our captive insurance subsidiary, Haul Insurance Limited, as well as our subsidiaries in Mexico and Bermuda (the “Non-debtors”) were not included in the Chapter 11 filings. Our Canadian subsidiaries obtained approval for creditor protection under the Companies Creditors’ Arrangement Act in Canada and are included among the subsidiaries that filed voluntary petitions seeking bankruptcy protection. Like Chapter 11, the Companies Creditors Arrangement Act in Canada allows for reorganization under the protection of the court system.
The Debtors are currently operating their business as debtors-in-possession under the jurisdiction of the U.S. Bankruptcy Court for the Northern District of Georgia (“Bankruptcy Court”) and cannot engage in transactions considered to be outside of the ordinary course of business without obtaining Bankruptcy Court approval. We currently have the exclusive right to file a plan of reorganization until January 17, 2007 and to solicit acceptance of the plan through March 21, 2007. The exclusivity period can be extended at our request, if approved by the Bankruptcy Court. However, we can provide no assurance that any request to extend the exclusivity period, to the extent necessary, will be approved. Proceedings between the Petition Date and the date that the plan of reorganization is consummated will be referred to as the Chapter 11 Proceedings. See Note 3 for other disclosures required by entities in reorganization under the Bankruptcy Code.
(2) Accounting and Reporting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and are based on the Security and Exchange Commission’s Regulation S-X and its instructions to Form 10-Q. They do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed in this report, management believes that there have been no material changes in the information that we disclosed in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. These interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. As a result of our Chapter 11 filings, we have applied the guidance in the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
The accompanying unaudited consolidated financial statements have been prepared on the going concern basis, which assumes that we will continue in operation for the foreseeable future and will realize our assets and discharge our post-petition liabilities in the ordinary course of business. However, continuation as a going concern is predicated upon, among other things, the confirmation of a plan of reorganization, compliance with the provisions of the debtor-in-possession facility, our ability to obtain an extension of the maturity date of the revolving credit facility portion of the debtor-in-possession facility, our ability to reach an agreement with the International Brotherhood of Teamsters (“IBT” or “Teamsters”) on a new collective bargaining agreement, our ability to generate sufficient cash from operations, our ability to obtain financing sufficient to satisfy our future obligations and our ability to comply with the terms of the ultimate plan of reorganization.
The term loans under our debtor-in-possession facility have maturity dates of June 30, 2007. However, the revolving credit facility portion of the facility has a maturity date of February 2, 2007. We have requested an extension of this maturity date to June 30, 2007, but can provide no assurance that the extension will be granted.
We can provide no assurance that we will be able to reach an agreement with the Teamsters in the U.S. on a new collective bargaining agreement as necessary to allow us to emerge from Chapter 11, or that such contract will be on terms acceptable to us or that such contract will not result in increased labor costs, labor disruptions, increased employee turnover, higher risk management costs, work stoppages, or lost customer market share, which could, in turn, have a material adverse effect on our financial condition, results of operations or customer relationships.
The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern, nor do they include any adjustments to the carrying values of assets and liabilities that might be required as a result of the plan of reorganization. A plan of reorganization could substantially change the amounts currently recorded in the accompanying unaudited consolidated financial statements. Asset and liability carrying amounts do not purport to represent the realizable or settlement values that will be reflected in the plan of reorganization and it is not possible to estimate the impact of the Chapter 11 Proceedings on our financial statements. As a result of the Chapter 11 Proceedings, we may take, or be required to take, actions that may cause assets to be realized or liabilities to be settled for amounts other than those reflected in these financial statements.
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
Our revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters as a result of the higher volume of vehicles shipped. The volume of vehicles shipped is generally higher during the second quarter as North American light vehicle production has historically been at its highest level during this quarter due to higher consumer sales of automobiles, light trucks and SUVs in the spring and early summer. The introduction of new models in the fall of each year, combined with the manufacturers’ motivation to ship vehicles before calendar year end, increase shipments to dealers through the fourth quarter. During the first and third quarters, vehicle shipments typically decline due to lower production volume during those periods. The third quarter volume does benefit from the introduction of new models, but the net volume for the quarter is typically lower than the second and fourth quarters due to the scheduled original-equipment manufacturer (“OEM”) plant shutdowns, which generally occur early in the third quarter. The first quarter volume is negatively impacted by the holiday shutdown in December of each year and the relatively low inventory of vehicles to ship as a result of maximizing shipments at the end of the year. As a result of these and other factors, our operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
The bar date set by the Bankruptcy Court for the submission of claims by creditors was February 17, 2006. A number of proofs of claim were filed against the Debtors by various creditors and security holders and we have not reconciled these claims to our records. As part of the claims reconciliation process, the Debtors will review these claims for validity. As claims are reconciled, the Debtors may need to record additional liabilities subject to compromise. Adjustments arising out of the claims reconciliation process could have a material effect on our financial statements.
We ceased the recording of interest on liabilities subject to compromise, primarily the Senior Notes, as of the Petition Date. Contractual interest on the Senior Notes in excess of reported interest was approximately $3.2 million and $9.7 million for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, contractual interest not accrued since the Petition Date was approximately $15.1 million, excluding any potential compound or default interest arising from events of default related to the Chapter 11 Proceedings.
Liabilities subject to compromise are as follows at September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Accounts payable	$24,905	$24,922
Senior Notes	150,000	150,000
Accrued interest on Senior Notes	4,313	4,313
Multiemployer pension withdrawal liabilities	15,847	15,847
Accrued claims and insurance reserves	3,003	3,109
Other accrued liabilities	1,131	1,131

	$199,199	$199,322

Reorganization Items
Reorganization items are presented separately in the accompanying unaudited consolidated statements of operations and represent expenses that we have identified as directly relating to the Chapter 11 Proceedings. These items for the three and nine months ended September 30, 2006 and 2005 are summarized as follows (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Legal and professional fees	$1,382	$2,203	$7,909	$2,203
Write-off of deferred financing costs	—	1,442	—	1,442
Employee retention plan	618	—	2,208	—
Other reorganization items	82	284	255	284

	$2,082	$3,929	$10,372	$3,929

Condensed Financial Statement Information of the Debtors and Non-debtors
As disclosed above, the Non-debtors were not among the subsidiaries that filed for Chapter 11. Presented below are unaudited condensed consolidating financial statement information of the Debtors and the Non-debtors:
Condensed Consolidating Balance Sheet Information
September 30, 2006
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Current assets	$73,255	$41,121	$26	$114,402
Intercompany receivables (payables)	19,036	(19,036)	—	—
Property and equipment, net	125,559	3,381	—	128,940
Goodwill, net	3,545	—	—	3,545
Investment in subsidiaries	25,271	6,223	(31,494)	—
Other assets	22,969	67,300	—	90,269

Total assets	$269,635	$98,989	$(31,468)	$337,156

Liabilities not subject to compromise:
Current liabilities	$238,557	$22,805	$(1,303)	$260,059
Other noncurrent liabilities	27,718	46,957	—	74,675
Liabilities subject to compromise	199,199	—	—	199,199
Stockholders’ (deficit) equity	(195,839)	29,227	(30,165)	(196,777)

Total liabilities and stockholders’ (deficit) equity	$269,635	$98,989	$(31,468)	$337,156

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Condensed Consolidating Balance Sheet Information
December 31, 2005
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Current assets	$121,807	$41,261	$—	$163,068
Intercompany receivables (payables)	14,744	(14,744)	—	—
Property and equipment, net	120,212	3,692	—	123,904
Goodwill, net	3,545	—	—	3,545
Investment in subsidiaries	21,169	6,223	(27,392)	—
Other assets	22,366	70,233	—	92,599

Total assets	$303,843	$106,665	$(27,392)	$383,116

Liabilities not subject to compromise:
Current liabilities	$264,265	$28,245	$—	$292,510
Other noncurrent liabilities	26,684	51,967	—	78,651
Liabilities subject to compromise	199,322	—	—	199,322
Stockholders’ (deficit) equity	(186,428)	26,453	(27,392)	(187,367)

Total liabilities and stockholders’ (deficit) equity	$303,843	$106,665	$(27,392)	$383,116

Condensed Consolidating Statement of Operations Information
For the Three Months Ended September 30, 2006
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Revenues	$201,085	$1,406	$(340)	$202,151
Operating expenses	202,336	1,121	(340)	203,117

Operating (expense) income	(1,251)	285	—	(966)
Other (expense) income, net	(3,838)	1,255	(1,445)	(4,028)

(Loss) income before reorganization items and income taxes	(5,089)	1,540	(1,445)	(4,994)
Reorganization items	(2,082)	—	—	(2,082)

(Loss) income before income taxes	(7,171)	1,540	(1,445)	(7,076)
Income tax expense	(27)	(786)	691	(122)

Net (loss) income	$(7,198)	$754	$(754)	$(7,198)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Unaudited Condensed Consolidating Statement of Operations Information
For the Three Months Ended September 30, 2005
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Revenues	$202,450	$10,171	$(9,531)	$203,090
Operating expenses	207,670	10,148	(9,531)	208,287

Operating (loss) income	(5,220)	23	—	(5,197)
Other (expenses) income, net	(7,295)	961	(497)	(6,831)

(Loss) income before reorganization items and income taxes	(12,515)	984	(497)	(12,028)
Reorganization items	(3,929)	—	—	(3,929)

(Loss) income before income taxes	(16,444)	984	(497)	(15,957)
Income tax expense	(21)	(18)	—	(39)

Net (loss) income	$(16,465)	$966	$(497)	$(15,996)

Condensed Consolidating Statement of Operations Information
For the Nine Months Ended September 30, 2006
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Revenues	$685,445	$3,937	$(1,021)	$688,361
Operating expenses	665,524	3,114	(1,021)	667,617

Operating income	19,921	823	—	20,744
Other (expense) income, net	(18,682)	3,524	(4,103)	(19,261)

Income before reorganization items and income taxes	1,239	4,347	(4,103)	1,483
Reorganization items	(10,372)	—	—	(10,372)

(Loss) income before income taxes	(9,133)	4,347	(4,103)	(8,889)
Income tax expense	(68)	(1,573)	1,329	(312)

Net (loss) income	$(9,201)	$2,774	$(2,774)	$(9,201)

Unaudited Condensed Consolidating Statement of Operations Information
For the Nine Months Ended September 30, 2005
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Revenues	$654,284	$30,902	$(28,592)	$656,594
Operating expenses	733,727	30,625	(28,592)	735,760

Operating (loss) income	(79,443)	277	—	(79,166)
Other (expense) income, net	(29,868)	1,806	(1,315)	(29,377)

(Loss) income before reorganization items and income taxes	(109,311)	2,083	(1,315)	(108,543)
Reorganization items	(3,929)	—	—	(3,929)

(Loss) income before income taxes	(113,240)	2,083	(1,315)	(112,472)
Income tax benefit (expense)	11,497	(129)	—	11,368

Net (loss) income	$(101,743)	$1,954	$(1,315)	$(101,104)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Condensed Consolidating Statement of Cash Flows Information
For the Nine Months Ended September 30, 2006
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Net cash provided by (used in):
Operating activities	$51,735	$(2,105)	$—	$49,630
Investing activities	(22,299)	3,943	—	(18,356)
Financing activities	(29,001)	—	—	(29,001)
Effect of exchange rate changes on cash and cash equivalents	(750)	222	—	(528)

Net change in cash and cash equivalents	(315)	2,060	—	1,745
Cash and cash equivalents at beginning of period	730	3,387	—	4,117

Cash and cash equivalents at end of period	$415	$5,447	$—	$5,862

Unaudited Condensed Consolidating Statement of Cash Flows Information
For the Nine Months Ended September 30, 2005
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Net cash (used in) provided by:
Operating activities	$(16,173)	$20,235	$—	$4,062
Investing activities	(13,475)	(19,985)	—	(33,460)
Financing activities	30,672	—	—	30,672
Effect of exchange rate changes on cash and cash equivalents	5	101	—	106

Net change in cash and cash equivalents	1,029	351	—	1,380
Cash and cash equivalents at beginning of period	203	2,313	—	2,516

Cash and cash equivalents at end of period	$1,232	$2,664	$—	$3,896

(4) Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of the benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. FIN 48 requires the evaluation of tax positions to be completed prior to assessing the need for a valuation allowance for deferred tax assets. Additional disclosure requirements of the Interpretation include a rollforward of unrecognized tax benefits, information regarding the uncertainty of unrecognized tax benefits, a description of all open tax years by jurisdiction and the accounting policy on the income statement classification of interest and penalties and amounts of each recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, which would be effective for us on January 1, 2007. The cumulative effect, if any, of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of accumulated deficit in the period of transition. We have not determined the effect on our financial position or results of operations of adopting FIN 48.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 06-05, Accounting for Purchases of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No 85-4, Accounting for Purchases of Life Insurance. This consensus provides guidance regarding the accounting for life insurance policies purchased by entities. Based on the consensus, a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. Any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract. We are uncertain of the impact, if any, on our financial statements of this EITF which is to be applied through either (a) a change in accounting principle through a cumulative effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. This consensus is effective for fiscal years beginning after December 15, 2006.
In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to quantify misstatements using both the balance-sheet and the income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. The new guidance applies when uncorrected misstatements in a previous year affect the current year, either because misstatements carry over or reverse. The requirements of SAB No. 108 are effective for our financial statements for the year ending December 31, 2006. We are currently evaluating the requirements and determining the impact, if any, of adopting this SAB.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires expanded disclosures about fair-value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157 clarifies the definition of fair value. Specifically, this Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. This Statement also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and, for recurring fair-value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period. This Statement encourages entities to combine the fair value information disclosed under this Statement with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. SFAS No. 157 will be effective for our financial statements for the year ending December 31, 2008, and interim periods within 2008. The provisions of this Statement should be applied prospectively as of the beginning of 2008, except for limited exceptions, which should be applied retrospectively. We have not determined whether the provisions of SFAS No. 157 will require any changes to our fair-value measurements in 2008. It will, however, require expanded disclosures of fair value in 2008.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. The existing requirements allow a measurement date within three months of the year-end date. SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to:
a. Recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its balance sheet. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.
b. Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Accounting for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.
c. Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet.
d. Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.
We are required to initially recognize the funded status of our pension and postretirement benefit plans and provide the required disclosures as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the year-end balance sheet is effective for the year ending December 31, 2008. Earlier application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans. Retrospective application of this Statement is not permitted. We have not yet determined the effect on our financial position or comprehensive income (loss) of adopting SFAS No. 158. However, the amount, if any, by which our pension and postretirement benefit plans’ underfunded status, calculated by our actuaries as of December 31, 2006, exceeds the liability already recognized on our balance sheet will be reflected as an additional liability with a charge to other comprehensive income. At December 31, 2005, the date of our most recent actuarial valuation, the underfunded status of our postretirement benefit plans exceeded the net liability recognized on the balance sheet by approximately $6.5 million. The net liability recognized for our pension plans approximated the underfunded status of those plans at December 31, 2005.
In October 2006, the FASB issued FASB Staff Position FAS 123(R)-5, an amendment of FAS 123(R)-1 and FASB Staff Position FAS 123(R)-6, Technical Corrections of FASB Statement No. 123(R). These FASB Staff Positions will be effective for our financial statements beginning in the fourth quarter of 2006 and we do not expect them to have a material impact on our financial statements.
(5) Prepayments and Other Current Assets
Prepayments and other current assets as of September 30, 2006 and December 31, 2005 are presented below (in thousands):

	September 30,	December 31,
	2006	2005
Prepaid insurance	$12,598	$50,185
Prepaid licenses	2,520	1,532
Tires on tractors and trailers	2,318	2,245
Short-term deposits with pre-petition lenders	118	2,679
Prepaid taxes	1,414	1,163
Other	1,715	1,630

	$20,683	$59,434

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(6) Property and Equipment
Property and equipment and the related accumulated depreciation and amortization are presented below as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Cost	$532,114	$528,206
Accumulated depreciation and amortization	(403,174)	(404,302)

	$128,940	$123,904

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
In June 2006, we entered into a sale agreement to sell a portion of the property we own in Ontario, Canada. Pursuant to the rules of the U.S. Bankruptcy Code, we solicited higher and better offers for the property and in November 2006, engaged in the bidding and auction process. At the conclusion of the auction, we obtained and accepted the prevailing bid of Cdn$4.3 million and also obtained a backup bid for Cdn$4.25 million. The prevailing bidder has placed a nonrefundable deposit of Cdn$100,000 in escrow and the U.S. Bankruptcy Court has issued an order authorizing the sale. The sale of this property is now contingent upon recognition of the order by the court system in Canada and performance by the prevailing bidder. We expect the sale to be completed by December 31, 2006 and to result in a gain of approximately $3.0 million. We can provide no assurance that the sale of this property will be consummated on the terms of the prevailing bid, if at all.
(7) Other Noncurrent Assets
Other noncurrent assets as of September 30, 2006 and December 31, 2005 are presented below (in thousands):

	September 30,	December 31,
	2006	2005
Deposits with insurance companies	$11,092	$5,100
Interest in split-dollar life insurance policies	6,139	6,181
Other deposits	3,189	2,599
Deferred financing costs	234	5,595
Other	3,429	3,360

	$24,083	$22,835

The deferred financing costs and the related accumulated amortization as of September 30, 2006 and December 31, 2005 are presented below (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	September 30,	December 31,
	2006	2005
Cost	$345	$7,646
Accumulated amortization	(111)	(2,051)

	$234	$5,595

The deferred financing costs at September 30, 2006 and December 31, 2005 represent costs related to the debtor-in-possession financing discussed in Note 11. The deferred financing costs at September 30, 2006 relate to the fifth amendment to the debtor-in-possession financing. Deferred financing costs at December 31, 2005 were fully amortized as interest expense as of May 18, 2006. As previously disclosed, during the first quarter of 2006 we obtained forbearance from our lenders as a remedy to certain covenant violations. The forbearance period ended on May 18, 2006. Accordingly, we reduced the amortization period of the deferred financing costs so that the amortization period ended on May 18, 2006 resulting in the full amortization of these costs at that time. The write-off and amortization of deferred financing costs totaled $111,000 and $5.7 million for the three and nine months ended September 30, 2006, respectively.
The Chapter 11 filing on July 31, 2005 constituted an event of default under the Senior Notes. Accordingly, during the third quarter of 2005 we wrote off to reorganization items the related deferred financing costs of $1.4 million. Further, based on the financial reports delivered to our lenders under the Pre-petition Facility on July 29, 2005, we were in violation of one of the financial covenants in our pre-petition facility at June 30, 2005. As a result, during the second quarter of 2005 we wrote off the related deferred financing costs of $4.9 million, which are included in interest expense. The amortization of deferred financing costs was $876,000 and $2.4 million for the three and nine months ended September 30, 2005, respectively.
(8) Accounts and Notes Payable and Accrued Liabilities
We enter into notes payable with third parties for insurance financing arrangements. Outstanding notes payable for insurance financing arrangements as of September 30, 2006 and December 31, 2005 were $3.7 million and $33.4 million, respectively, and are included in accounts and notes payable in the accompanying unaudited consolidated balance sheets. These amounts bear interest at rates ranging between 5.75% and 7.96% and are due in monthly installments, generally over a period of less than a year. The weighted-average interest rate on amounts outstanding at September 30, 2006 was 7.59%. Additionally, in October 2006, we entered into other notes payable with third parties for insurance financing arrangements of approximately $4.0 million. These notes bear interest at the rate of 7.99%.
Accrued liabilities as of September 30, 2006 and December 31, 2005 are presented below (in thousands):

	September 30,	December 31,
	2006	2005
Claims and insurance reserves	$37,115	$39,602
Wages and benefits	28,614	30,748
Accrued taxes	3,605	4,017
Accrued interest	593	3,761
Purchased transportation	3,559	3,563
Other	1,159	1,626

	$74,645	$83,317

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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Claims and insurance reserves are adjusted periodically, as claims develop, to reflect changes in actuarial estimates based on actual experience. During the three and nine months ended September 30, 2006, the estimated ultimate amount of claims from prior years increased approximately $2.5 million or $0.28 per share. During the three and nine months ended September 30, 2005, the estimated ultimate amount of claims from prior years increased approximately $4.0 million and $5.3 million, respectively, or $0.45 and $0.59 per share, respectively.
The amounts recognized in the accompanying unaudited consolidated balance sheets as of September 30, 2006 and December 31, 2005 represent the undiscounted estimated ultimate amount of claims. These amounts are presented below (in thousands):

	September 30,	December 31,
	2006	2005
Accrued liabilities — current	$37,115	$39,602
Other long-term liabilities — noncurrent	65,828	70,040

	102,943	109,642
Liabilities subject to compromise	3,003	3,109

Total liability included in the consolidated balance sheets	$105,946	$112,751

The majority of our pre-petition liabilities related to insurance and claims are not classified as liabilities subject to compromise since we have received the Bankruptcy Court’s approval to maintain our existing insurance programs. Pre-petition liabilities classified as subject to compromise represent reserves for product liability claims.
We believe that adequate provision has been made for all incurred claims including those not reported. However, favorable or unfavorable developments subsequent to the date of our estimates could have a material impact on our consolidated financial statements.
(10) Employee Benefit Plans
(a) Pension and Postretirement Benefit Plans
The following tables present the components of our net periodic benefit cost for the pension and postretirement benefit plans for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Defined Benefit		Postretirement Benefit
	Pension Plans		Plans
	Three Months Ended September 30,
	2006	2005	2006	2005
Service cost	$23	$30	$14	$15
Interest cost	762	1,088	164	205
Expected return on plan assets	(1,014)	(1,511)	—	—
Amortization of:
Unrecognized net actuarial loss	524	639	169	187
Prior service cost	12	17	(82)	(95)

Net periodic benefit cost	$307	$263	$265	$312

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Defined Benefit		Postretirement Benefit
	Pension Plans		Plans
	Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$69	$63	$42	$39
Interest cost	2,286	2,262	492	528
Expected return on plan assets	(3,042)	(3,190)	—	—
Amortization of:
Unrecognized net actuarial loss	1,572	1,401	507	481
Prior service cost	36	36	(246)	(243)

Net periodic benefit cost	$921	$572	$795	$805

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
Two such claims, totaling $15.8 million, assert general unsecured claims for withdrawal liability on a noncontingent basis. While we have not validated these claims, we have determined that it is probable that a withdrawal had occurred in each case prior to the Petition Date and that the claim amounts asserted are reasonable estimates of the withdrawal liability. Accordingly, the amount of $15.8 million is included in liabilities subject to compromise as of September 30, 2006 and December 31, 2005.
(b) Employee Retention Plan
The Allied Holdings, Inc. Amended Severance Pay and Retention and Emergence Bonus Plan for Key Employees was approved by the Bankruptcy Court on January 6, 2006. The employee retention plan includes three components: a severance component, a stay bonus component and a discretionary bonus component. During the three and nine months ended September 30, 2006, we recognized reorganization expenses of $618,000 and $2,208,000, respectively related to the stay and discretionary bonus components. No expense was recognized during the three and nine months ended September 30, 2006 related to the severance portion of the employee retention plan. The liabilities related to the employee retention plan were $1,303,000 and $173,000 at September 30, 2006 and December 31, 2005, respectively, and are included in “other accrued liabilities” in the accompanying unaudited consolidated balance sheets.
(11) Debt
Our debt at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Current liabilities not subject to compromise:
DIP Facility — Revolver	$43,127	$51,997
DIP Facility — Term Loan A	20,000	20,000
DIP Facility — Term Loan B	82,790	80,000
DIP Facility — Term Loan C	10,255	—

	$156,172	$151,997

Liabilities subject to compromise:
Senior Notes	$150,000	$150,000

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
During 2006, we have continued to be impacted by liquidity constraints and violated various covenants included in the DIP Facility. As previously disclosed, these violations required us to enter into certain forbearance agreements and amendments to the DIP Facility. On June 30, 2006, we entered into a fifth amendment (the “Fifth Amendment”) to the DIP Facility to provide us with $30 million of additional availability through a new term loan (“DIP Facility Term Loan C”). DIP Facility Term Loan C bears interest at an annual rate of LIBOR plus 9.5%, payable at our option in cash each month or in kind by addition to principal on a monthly basis, with interest compounded on a monthly basis. The maturity date for DIP Facility Term Loan C is June 30, 2007. The Fifth Amendment provides us with additional availability by allowing us to pay interest in kind on DIP Facility Term Loan B by addition to principal on a monthly basis. As a result, the DIP Facility now provides for debtor-in-possession financing of up to $260 million plus interest paid in kind. During the third quarter of 2006, we paid interest in kind by addition to principal of approximately $3.0 million. Of the $3.0 million interest paid in kind, $2.8 million was added to DIP Facility Term Loan B and $0.2 million was added to DIP Facility Term Loan C. Further, the Fifth Amendment reduces the interest rate on DIP Facility Term Loan B from LIBOR plus 9.5% to LIBOR plus 8.5%. The interest rate on DIP Facility Term Loan A remained unchanged at an annual rate of LIBOR plus 5.5%. As of September 30, 2006, the interest rates on the Revolver, DIP Facility Term Loan A, DIP Facility Term Loan B and DIP Facility Term Loan C were 9.09%, 10.85%, 13.85% and 14.84%, respectively.
The Fifth Amendment extended the maturity date of DIP Facility Term Loan B and DIP Facility Term Loan A from February 2, 2007 to June 30, 2007. The Fifth Amendment, which has been approved by the Bankruptcy Court, revises the existing financial covenants set forth in the DIP Facility and waives all defaults under the DIP Facility that we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. We believe that the additional availability obtained by the Fifth Amendment should provide us with the cash required to prevent the previously projected liquidity shortfalls and enable us to meet our working capital needs during the expected term of the Chapter 11 Proceedings. However, the Revolver portion of the DIP Facility currently has a maturity date of February 2, 2007. We have requested an extension of this maturity date to June 30, 2007 but can provide no assurance that the extension will be granted.
We will be obligated to repay the DIP Facility prior to maturity if the plan of reorganization is confirmed by the Bankruptcy Court and becomes effective prior to the expiration of the DIP Facility. The agreement covering the DIP Facility also requires mandatory prepayment from the net cash proceeds of any asset sales, extraordinary receipts, or any insurance proceeds that we receive. The DIP Facility, as amended, also includes customary affirmative, negative, and financial covenants binding on our company, including maintaining a cash management system as set forth in the DIP Facility. The negative covenants limit our ability to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on our capital stock. The financial covenants included in the DIP Facility also limit the amount of our capital expenditures, set forth a minimum fixed charge coverage ratio and a maximum leverage ratio, and require that we maintain minimum consolidated earnings before interest, taxes, depreciation and amortization as set forth in the DIP Facility.
As of September 30, 2006, we were in compliance with the covenants of our DIP Facility but can provide no assurance that we will be able to continue to comply with the covenants of our DIP Facility or, if we fail to do so, that we will be able to obtain amendments to or waivers of such covenants.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
In addition, the DIP Facility includes customary events of default including events of default related to (i) the failure to comply with the financial covenants set forth in the DIP Facility, (ii) the failure to maintain the cash management system set forth in the DIP Facility, (iii) the conversion of the Chapter 11 Proceedings to a Chapter 7 case or the appointment of a Chapter 11 trustee with enlarged powers, (iv) the granting of certain other super-priority administrative expense claims or non-permitted liens or the invalidity of liens securing the DIP Facility, (v) the stay, amendment or reversal of the Bankruptcy Court orders approving the DIP Facility, (vi) the confirmation of a plan of reorganization or entry of an order by the court dismissing the Chapter 11 case if such plan or order does not provide for payment in full of the DIP Facility or (vii) the granting of relief from the automatic stay to holders of security interests in our assets that would have a material adverse effect on our company.
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
The amount available under the $130 million Revolver may be reduced based on the calculation of eligible Revolver collateral. As of September 30, 2006, $109.6 million of eligible Revolver collateral was available. As of September 30, 2006, approximately $38.5 million of the Revolver was committed under letters of credit primarily related to the settlement of insurance claims and $43.1 million in loans were outstanding under the Revolver. We had approximately $19.9 million and $23.6 million available under the Revolver as of September 30, 2006 and November 4, 2006, respectively and had $20 million available under DIP Facility Term Loan C as of September 30, 2006 and November 4, 2006.
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
Senior Notes
On September 30, 1997, we issued the $150 million 8 5/8% Senior Notes through a private placement. The Senior Notes were subsequently registered with the SEC, are payable in semi-annual installments of interest only and mature on October 1, 2007.
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
(13) Income Taxes
For the three and nine months ended September 30, 2006 and 2005, the income tax (expense) benefit differed from the amounts computed by applying statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance. For all periods presented, we recognized tax expenses related to foreign jurisdictions where the valuation allowance is not required. For the nine months ended September 30, 2005, we also recognized a tax benefit related to the impairment of goodwill to the extent that related deferred tax liabilities existed.
(14) Commitments and Contingencies
(a) Effect of Chapter 11 Filings

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
(b) Letters of Credit
At September 30, 2006, we had issued $137.1 million of outstanding letters of credit to third parties related primarily to the settlement of insurance claims and reserves and support for a line of credit at one of our foreign subsidiaries. Of the $137.1 million, $38.5 million of these letters of credit were secured by availability under the Revolver in the DIP Facility and $98.6 million were issued by our wholly owned captive insurance subsidiary, Haul Insurance Limited, and are collateralized by $98.6 million of restricted cash, cash equivalents and other time deposits held by this subsidiary. We renew these letters of credit annually.
The amount of letters of credit that we may issue under the Revolver may not exceed $75 million and may be less than this amount based on existing availability under the DIP Facility. We utilized $38.5 million of this availability at September 30, 2006 and the remaining letter of credit availability under the DIP Facility as of September 30, 2006 was $19.9 million.
(c) Litigation, Claims, Assessments
We are involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial position but could have a material adverse effect on our results of operations in a future period.
As part of the previously disclosed settlement agreement with Ryder System, Inc. (“Ryder”), we issued a letter of credit in favor of Ryder and agreed to certain scheduled increases in the amount of the letter of credit. At September 30, 2006, the letter of credit totaled $7.5 million and is included in the $38.5 million of outstanding letters of credit noted in (b) above. Ryder may only draw on the letter of credit if we fail to pay workers’ compensation and liability claims assumed by us in the Ryder Automotive Carrier Group acquisition. We have provided the letter of credit in favor of Ryder because Ryder has issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims assumed by us. Under the agreement with Ryder, an actuarial valuation will be performed periodically to determine the remaining amount outstanding of the workers’ compensation and liability claims that we assumed. Based on the results of the actuarial valuation, the letter of credit will be adjusted, as appropriate. As a result of the valuation completed on January 11, 2006, the letter of credit was reduced by $2.0 million on January 20, 2006. The letter of credit totals $7.5 million as of November 4, 2006.
(d) Purchase and Service Contract Commitments
We have a ten-year agreement with IBM, which commenced in February 2004, whereby IBM provides our mainframe computer processing services, manages those applications relating to our electronic data interchange, network services and technical services and provides us with applications development and support services. Our Chapter 11 filing has not affected the services pursuant to this contract. The purchase commitment for the remaining life of the agreement was approximately $80.1 million as of September 30, 2006.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(e) Leases
We lease Rigs, office space, computer equipment, and certain terminal facilities under noncancelable operating lease agreements. Included in these noncancelable leases are operating lease commitments for approximately 340 Rigs. Lease terms range between five and seven years, expire between 2006 and 2010, and contain residual guarantees of up to 25% of the original cost of the Rigs. We included these residual value guarantees in the calculations that we performed in determining the proper classification of these leases. No accruals for these guarantees were considered necessary at September 30, 2006.
(f) Collective Bargaining Agreements
Employees of our subsidiary, Allied Systems Ltd., which represents approximately 80% of our U.S. employees, are represented by the Teamsters. A collective bargaining agreement with these employees commenced on June 1, 2003 and is scheduled to expire on May 31, 2008.
On March 8, 2006, certain of our subsidiaries, including Allied Systems, Ltd., made a proposal to the IBT for a new collective bargaining agreement regarding our employees in the U.S. represented by the Teamsters, by modifying the current collective bargaining agreement, which expires on May 31, 2008. This agreement covers approximately 3,700 drivers and yard and shop personnel employed by our Automotive Group. The proposal seeks to eliminate future increases to wage, health, welfare benefits and pension contributions as contemplated by the Master Agreement, seeks to reduce current wages and contribution levels regarding wages, health, welfare benefits and pension contributions and seeks to modify certain operational procedures. We believe that our proposal would reduce our costs by approximately $65 million per year for as long as the proposed terms remain in effect. If we are unable to successfully modify the terms of the Master Agreement, we may not be able to emerge from Chapter 11 and may have to cease operations and liquidate our assets.
On April 13, 2006, we filed a motion with the Bankruptcy Court requesting a 10% reduction in wages earned under the Master Agreement during the months of May and June 2006. The Bankruptcy Court granted this motion on May 1, 2006. The order granted by the Bankruptcy Court also allowed us to avoid paying wage and cost of living increases for the month of June 2006 that were previously scheduled under the Master Agreement to go into effect on June 1, 2006. The order reduced our labor costs for employees covered by the collective bargaining agreement in the U.S. in May and June 2006. The IBT has appealed the order granted by the Bankruptcy Court and the appeal is pending. Now that the order has expired, we have returned wages for these employees to the level required by the Master Agreement, including implementing, effective July 1, 2006, the wage and cost of living increases previously scheduled to go into effect on June 1, 2006.
Our collective bargaining agreement that covers our employees that are represented by the Teamsters union in the Provinces of Ontario and Quebec, which represent approximately 70% of our Canadian bargaining employees, expired on October 31, 2006. Negotiations have recently begun with the Teamsters union in Canada regarding a renewal of this contract. No assurance can be provided that we will be able to negotiate a new union contract with the Teamsters union regarding our employees in the Provinces of Ontario and Quebec, or that such contract, if negotiated, will be on terms acceptable to us or that the contract will not result in increased labor costs or work stoppages, or lost customer market share which could, in turn, have a material adverse effect on our operations. No work stoppage may be commenced in regard to this contract in Eastern Canada until a minimum of 60 days after the parties have bargained to impasse.
We can provide no assurance that we will be able to modify our Master Agreement in the U.S. or our agreement in Eastern Canada as necessary to allow us to emerge from Chapter 11 or to negotiate new union contracts as the current contracts expire, or that such contracts will be on terms acceptable to us or that these contracts will not result in increased labor costs, labor disruptions, increased employee turnover, higher risk management costs, work stoppages, or lost customer market share, which could, in turn, have a material adverse effect on our financial condition, results of operations, or customer relationships.
(15) Earnings (Loss) Per Common Share

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings (loss) of the entity. For the three months ended September 30, 2006 and 2005, we excluded options to acquire approximately 1,562,000 and 1,583,000 shares of common stock, respectively, from the calculation of diluted earnings (loss) per share as the impact would have been antidilutive. Similarly, for the nine months ended September 30, 2006 and 2005, we excluded options to acquire approximately 1,564,000 and 1,585,000 shares of common stock, respectively, from the calculation of diluted earnings (loss) per share as the impact would have been antidilutive. Any plan of reorganization could require the issuance of new or additional common stock or share-based awards, which could dilute current equity interests.
(16) Stock-Based Compensation
We have a long-term incentive plan that allows for the issuance of grants or awards of nonqualified and incentive stock options, restricted stock, stock appreciation rights, performance units, and performance shares to our employees and directors to acquire up to 2,150,000 shares of our common stock.
We have awarded nonqualified and incentive stock options under our long-term incentive plan that has been approved by our stockholders. The vesting period for each award varies from a minimum of two years to a maximum of five years and each award vests ratably by year over the vesting period. All options expire ten years from the date of the grant if not previously exercised or forfeited. Under our incentive plan, we are authorized to issue nonqualified and incentive stock options to employees and non-employee directors to purchase a limited number of shares of our common stock, when the options vest, at a price not less than the fair market value on the date of grant. As of September 30, 2006, approximately 538,000 shares remain available for issuance out of our long-term incentive plan. Upon the issuance of stock options, shares are reserved under our long-term incentive plan, and upon stock option exercise, we increase our outstanding shares and record an increase to additional paid-in-capital. Upon the consummation of a plan of reorganization, the rights and values of the stock options issued could be modified significantly. As a result, the options could lose value, be rendered null and void, be replaced by new options or be otherwise impacted.
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
During the three and nine months ended September 30, 2006, we recorded stock-based compensation expense of approximately $93,000 and $279,000, respectively, which increased our loss before income taxes by $93,000 and $279,000, respectively. The impact on our basic and diluted loss per share for the three months ended September 30, 2006 and nine months ended September 30, 2006 were increases of $0.01 and $0.03, respectively. The expense recorded represented compensation expense related to stock options that were unvested at the date of adoption of SFAS No. 123(R). The method used to determine the fair value of those stock options and the related weighted-average assumptions are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. No new stock options were granted during the nine months ended September 30 2006, and we do not expect to grant any stock options during the Chapter 11 Proceedings. The stock-based compensation expense recorded during the

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
three and nine months ended September 30, 2006 are included in salaries, wages and fringe benefits in the accompanying unaudited consolidated statements of operations.
At September 30, 2006, unrecognized compensation expense associated with unvested stock options was approximately $315,000 which, subject to any modifications that may occur in future periods, will be recognized at $93,000, $197,000 and $25,000 during the three months ending December 31, 2006 and the years ending December 31, 2007 and 2008, respectively. This amount of unrecognized compensation cost, the period of amortization and other parameters could be impacted by the plan of reorganization.
If we had applied the fair-value-based method prescribed by SFAS No. 123 prior to January 1, 2006, net loss and loss per common share would have been changed to the pro forma amounts presented below for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Reported net loss	$(15,996)	$(101,104)
Less: stock-based employee compensation determined using the fair-value-based method (no applicable income tax effect)	(149)	(476)

Pro forma net loss	$(16,145)	$(101,580)

Loss per share:
As reported:
Basic and Diluted	$(1.78)	$(11.26)
Pro forma:
Basic and Diluted	$(1.80)	$(11.31)
During the three and nine months ended September 30, 2006, options to acquire approximately 13,000 shares and 18,000 shares of our common stock, respectively, were forfeited and no stock options were granted, expired or exercised. During the nine months ended September 30, 2005, we granted incentive stock options to acquire approximately 210,000 shares of our common stock. The weighted-average grant-date fair value of those options was $3.07 per share. The fair values of the options granted during the nine months ended September 30, 2005 were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield – 0%, expected volatility – 74%, risk-free interest rate – 4.2% and expected holding period – 7.85 years. No options were exercised during the three and nine months ended September 30, 2005. The total fair value of options that vested during the three months ended September 30, 2006 and 2005 was approximately $23,000 and $102,000, respectively. The total fair value of options that vested during the nine months ended September 30, 2006 and 2005 was approximately $466,000 and $713,000, respectively. Information regarding stock options as of September 30, 2006 is summarized below:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic Value
	(in thousands)	Price	Life	(in thousands)
Outstanding as of December 31, 2005	1,573	$3.67
Forfeited	(18)	$4.32

Outstanding as of September 30, 2006	1,555	$3.66	5.8 years	—

Exercisable at September 30, 2006	1,371	$3.53	5.4 years	—

Vested and expected to vest at September 30, 2006	1,496	$3.63	5.7 years	—
The options had no intrinsic value at September 30, 2006 since the respective exercise prices of all options exceeded the market value of a share of our common stock at September 30, 2006.
(17) Other Comprehensive Income (Loss)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Total comprehensive loss for the three and nine months ended September 30, 2006 and 2005 are presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(7,198)	$(15,996)	$(9,201)	$(101,104)
Foreign currency translation adjustments	(90)	(83)	(489)	(992)

	$(7,288)	$(16,079)	$(9,690)	$(102,096)

The foreign currency translation adjustment for the nine months ended September 30, 2005 is net of income taxes of $256,000. No such tax adjustments were recorded during the three months ended September 30, 2006 and 2005 nor during the nine months ended September 30, 2006.
Accumulated other comprehensive loss, net of income tax benefits of $1.9 million as of September 30, 2006 and December 31, 2005, consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Cumulative foreign currency translation adjustments	$(172)	$317
Cumulative minimum pension liability adjustments	(20,891)	(20,891)

	$(21,063)	$(20,574)

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
Presented below is certain financial information related to these two segments and corporate/other for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues — unaffiliated customers:
Allied Automotive Group	$194,836	$196,440	$666,669	$636,943
Axis Group	7,315	6,650	21,692	19,651

Total	$202,151	$203,090	$688,361	$656,594

Operating income (loss):
Allied Automotive Group	$(2,334)	$(5,153)	$17,667	$(73,986)
Axis Group	1,742	800	5,073	1,792
Corporate/other	(374)	(844)	(1,996)	(6,972)

Total	(966)	(5,197)	20,744	(79,166)
Reconciling items:
Interest expense	(5,537)	(9,571)	(24,603)	(32,522)
Investment income	1,252	847	3,500	1,863
Foreign exchange gains, net	257	1,893	1,842	1,282

(Loss) income before reorganization items and income taxes	(4,994)	(12,028)	1,483	(108,543)
Reorganization items	(2,082)	(3,929)	(10,372)	(3,929)

Loss before income taxes	$(7,076)	$(15,957)	$(8,889)	$(112,472)

Total assets of these two segments and corporate/other as of September 30, 2006 and December 31, 2005 are presented below (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	September 30,	December 31,
	2006	2005
Allied Automotive Group	$199,898	$233,394
Axis Group	21,515	22,141
Corporate/other	115,743	127,581

Total	$337,156	$383,116

Geographic financial information for the three and nine months ended September 30, 2006 and 2005 and as of September 30, 2006 and December 31, 2005, respectively, are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
United States	$155,584	$163,860	$535,603	$528,562
Canada	46,567	39,230	152,758	128,032

Total	$202,151	$203,090	$688,361	$656,594

	September 30,	December 31,
	2006	2005
Long-lived assets:
United States	$93,776	$90,223
Canada	35,164	33,681

Total	$128,940	$123,904

Revenues are attributed to the respective countries based on the terminal that provides the service and long-lived assets consist of property and equipment.
Our Automotive Group’s three largest customers are General Motors, Ford and DaimlerChrysler. During the three months ended September 30, 2006, these customers accounted for 36%, 21% and 13%, respectively, of our Automotive Group’s revenues. During the nine months ended September 30, 2006, these customers accounted for 36%, 23% and 14%, respectively, of our Automotive Group’s revenues. A significant reduction in production, changes in product mix, plant closings, changes in production schedules, changes in our Automotive Group’s customers’ distribution strategies or the imposition of vendor price reductions by these manufacturers, the loss of General Motors, Ford, DaimlerChrysler or our two next largest customers, Toyota or Honda as a customer, or a significant reduction in the services provided to any of these customers by the Automotive Group would have a material adverse effect on our operations. General Motors, DaimlerChrysler and Ford, in particular, have publicly announced plans to significantly reduce vendor costs including those associated with transportation services. In addition, our two largest customers have recently announced plans regarding their intent to close certain production facilities, some of which we serve. A loss of volume would negatively impact our financial results.
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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
September 30, 2006
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$389	$5,473	$—	$5,862
Restricted cash, cash equivalents and other time deposits	—	—	32,537	—	32,537
Receivables, net of allowances	—	48,155	1,984	—	50,139
Inventories	—	5,181	—	—	5,181
Deferred income taxes	—	—	(26)	26	—
Prepayments and other current assets	889	18,642	1,152	—	20,683

Total current assets	889	72,367	41,120	26	114,402

Property and equipment, net of accumulated depreciation	3,322	122,237	3,381	—	128,940
Goodwill, net	—	3,545	—	—	3,545
Other assets:
Restricted cash, cash equivalents and other time deposits	—	—	66,059	—	66,059
Deferred income taxes	127	—	—	—	127
Other noncurrent assets	6,421	16,421	1,241	—	24,083
Intercompany receivables (payables)	79,331	(79,331)	—	—	—
Investment in subsidiaries	(90,843)	5,884	—	84,959	—

Total other assets	(4,964)	(57,026)	67,300	84,959	90,269

Total assets	$(753)	$141,123	$111,801	$84,985	$337,156

Current liabilities not subject to compromise:
Debtor-in-possession credit facility	$156,172	$—	$—	$—	$156,172
Accounts and notes payable	4,417	24,289	391	—	29,097
Intercompany (receivables) payables	(129,559)	109,463	20,096	—	—
Accrued liabilities	4,154	49,392	22,402	(1,303)	74,645
Deferred income taxes	145	—	—	—	145

Total current liabilities	35,329	183,144	42,889	(1,303)	260,059

Long-term liabilities not subject to compromise:
Postretirement benefits other than pensions	—	4,314	—	—	4,314
Other long-term liabilities	3,185	20,220	46,956	—	70,361

Total long-term liabilities	3,185	24,534	46,956	—	74,675

Liabilities subject to compromise	157,510	41,689	—	—	199,199
Commitments and contingencies	—	—	—	—	—
Stockholders’ (deficit) equity :
Preferred stock, no par value	—	—	—	—	—
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	48,825	166,130	2,488	(168,618)	48,825
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(223,832)	(257,477)	19,468	238,009	(223,832)
Accumulated other comprehensive loss, net of tax	(21,063)	(16,897)	—	16,897	(21,063)

Total stockholders’ (deficit) equity	(196,777)	(108,244)	21,956	86,288	(196,777)

Total liabilities and stockholders’ (deficit) equity	$(753)	$141,123	$111,801	$84,985	$337,156

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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Three Months Ended September 30, 2006
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$6,512	$201,084	$1,407	$(6,852)	$202,151

Operating expenses:
Salaries, wages and fringe benefits	727	103,890	280	—	104,897
Operating supplies and expenses	3,416	39,559	246	—	43,221
Purchased transportation	—	26,094	17	—	26,111
Insurance and claims	19	9,982	345	(340)	10,006
Operating taxes and licenses	61	6,555	—	—	6,616
Depreciation and amortization	208	6,559	160	—	6,927
Rents	395	1,443	4	—	1,842
Communications and utilities	892	532	14	—	1,438
Other operating expenses	1,119	7,400	57	(6,512)	2,064
Gain on disposal of operating assets, net	—	(5)	—	—	(5)

Total operating expenses	6,837	202,009	1,123	(6,852)	203,117

Operating (loss) income	(325)	(925)	284	—	(966)

Other income (expense):
Interest expense	709	(6,202)	(44)	—	(5,537)
Investment income	—	16	1,236	—	1,252
Foreign exchange gains, net	—	194	63	—	257
Equity in (losses) earnings of subsidiaries	(5,350)	231	—	5,119	—

Total other income (expense)	(4,641)	(5,761)	1,255	5,119	(4,028)

(Loss) income before reorganization items and income taxes	(4,966)	(6,686)	1,539	5,119	(4,994)
Reorganization items	(2,213)	131	—	—	(2,082)

(Loss) income before income taxes	(7,179)	(6,555)	1,539	5,119	(7,076)
Income tax expense	(19)	(9)	(785)	691	(122)

Net (loss) income	$(7,198)	$(6,564)	$754	$5,810	$(7,198)

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Three Months Ended September 30, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$6,680	$202,667	$9,954	$(16,211)	$203,090

Operating expenses:
Salaries, wages and fringe benefits	839	109,446	—	—	110,285
Operating supplies and expenses	3,454	38,210	117	—	41,781
Purchased transportation	—	28,457	129	—	28,586
Insurance and claims	—	8,585	9,533	(9,531)	8,587
Operating taxes and licenses	47	6,738	—	—	6,785
Depreciation and amortization	225	6,333	140	—	6,698
Rents	373	1,434	3	—	1,810
Communications and utilities	675	500	10	—	1,185
Other operating expenses	1,873	7,412	50	(6,680)	2,655
Impairment of goodwill	—	—	—	—	—
Gain on disposal of operating assets, net	—	(85)	—	—	(85)

Total operating expenses	7,486	207,030	9,982	(16,211)	208,287

Operating loss	(806)	(4,363)	(28)	—	(5,197)

Other income (expense):
Interest expense	74	(9,579)	(66)	—	(9,571)
Investment income	—	11	836	—	847
Foreign exchange gains	—	1,709	184	—	1,893
Equity in losses of subsidiaries	(11,439)	594	—	10,845	—

Total other income (expense)	(11,365)	(7,265)	954	10,845	(6,831)

(Loss) income before reorganization items and income taxes	(12,171)	(11,628)	926	10,845	(12,028)
Reorganization items	(3,825)	(104)	—	—	(3,929)

(Loss) income before income taxes	(15,996)	(11,732)	926	10,845	(15,957)
Income tax expense	—	(37)	(2)	—	(39)

Net (loss) income	$(15,996)	$(11,769)	$924	$10,845	$(15,996)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Nine Months Ended September 30, 2006
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$19,537	$685,444	$3,938	$(20,558)	$688,361

Operating expenses:
Salaries, wages and fringe benefits	2,900	341,668	805	—	345,373
Operating supplies and expenses	10,273	131,430	521	—	142,224
Purchased transportation	—	89,635	54	—	89,689
Insurance and claims	19	31,144	1,032	(1,021)	31,174
Operating taxes and licenses	175	21,494	—	—	21,669
Depreciation and amortization	609	20,337	480	—	21,426
Rents	1,135	4,186	13	—	5,334
Communications and utilities	2,590	2,247	39	—	4,876
Other operating expenses	3,723	21,757	169	(19,537)	6,112
Gain on disposal of operating assets, net	—	(260)	—	—	(260)

Total operating expenses	21,424	663,638	3,113	(20,558)	667,617

Operating (loss) income	(1,887)	21,806	825	—	20,744

Other income (expense):
Interest expense	(4,591)	(19,852)	(160)	—	(24,603)
Investment income	—	41	3,459	—	3,500
Foreign exchange gains, net	—	1,620	222	—	1,842
Equity in earnings of subsidiaries	7,487	601	—	(8,088)	—

Total other income (expense)	2,896	(17,590)	3,521	(8,088)	(19,261)

Income before reorganization items and income taxes	1,009	4,216	4,346	(8,088)	1,483
Reorganization items	(10,154)	(218)	—	—	(10,372)

(Loss) income before income taxes	(9,145)	3,998	4,346	(8,088)	(8,889)
Income tax expense	(56)	(12)	(1,573)	1,329	(312)

Net (loss) income	$(9,201)	$3,986	$2,773	$(6,759)	$(9,201)

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Nine Months Ended September 30, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$20,040	$655,340	$29,846	$(48,632)	$656,594

Operating expenses:
Salaries, wages and fringe benefits	3,870	345,748	—	—	349,618
Operating supplies and expenses	10,286	116,837	282	—	127,405
Purchased transportation	—	88,700	129	—	88,829
Insurance and claims	—	26,584	29,173	(28,592)	27,165
Operating taxes and licenses	142	22,054	—	—	22,196
Depreciation and amortization	922	20,611	407	—	21,940
Rents	1,123	4,478	7	—	5,608
Communications and utilities	2,488	2,066	21	—	4,575
Other operating expenses	6,565	23,057	132	(20,040)	9,714
Impairment of goodwill	1,515	77,657	—	—	79,172
Gain on disposal of operating assets, net	(2)	(460)	—	—	(462)

Total operating expenses	26,909	727,332	30,151	(48,632)	735,760

Operating loss	(6,869)	(71,992)	(305)	—	(79,166)

Other income (expense):
Interest expense	(2,092)	(30,245)	(185)	—	(32,522)
Investment income	—	29	1,834	—	1,863
Foreign exchange gains	—	1,122	160	—	1,282
Equity in (losses) earnings of subsidiaries	(88,318)	897	—	87,421	—

Total other income (expense)	(90,410)	(28,197)	1,809	87,421	(29,377)

(Loss) income before reorganization items and income taxes	(97,279)	(100,189)	1,504	87,421	(108,543)
Reorganization items	(3,825)	(104)	—	—	(3,929)

(Loss) income before income taxes	(101,104)	(100,293)	1,504	87,421	(112,472)
Income tax benefit (expense)	—	11,497	(129)	—	11,368

Net (loss) income	$(101,104)	$(88,796)	$1,375	$87,421	$(101,104)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Nine Months Ended September 30, 2006
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(9,201)	$3,986	$2,773	$(6,759)	$(9,201)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	609	20,337	480	—	21,426
Gain on disposal of assets and other, net	—	(260)	—	—	(260)
Write-off and amortization of deferred financing costs	5,706	—	—	—	5,706
Interest expense paid in kind	3,045	—	—	—	3,045
Foreign exchange gains	—	(1,620)	(222)	—	(1,842)
Reorganization items	10,154	218	—	—	10,372
Deferred income taxes	26	—	3	(26)	3
Stock-based compensation expense	280	—	—	—	280
Equity in earnings of subsidiaries	(7,487)	(601)	—	8,088	—
Change in operating assets and liabilities:	—		—	—	—
Receivables, net of allowances	—	12,218	(453)	—	11,765
Inventories	—	9	—	—	9
Prepayments and other assets	2,502	25,987	1,497	—	29,986
Accounts and notes payable	649	1,764	(359)	—	2,054
Intercompany payables/receivables	3,448	(7,737)	4,289	—	—
Accrued liabilities	(912)	(1,782)	(10,087)	(1,303)	(14,084)

Net cash provided by (used in) operating activities before payment of reorganization items	8,819	52,519	(2,079)	—	59,259
Reorganization items paid	(9,452)	(177)	—	—	(9,629)

Net cash (used in) provided by operating activities	(633)	52,342	(2,079)	—	49,630

Cash flows from investing activities:
Purchases of property and equipment	(152)	(25,461)	(55)	—	(25,668)
Proceeds from sales of property and equipment	—	927	—	—	927
Decrease in restricted cash, cash equivalents and other time deposits	—	—	3,998	—	3,998
Funds deposited with insurance carriers	—	(1,008)	—	—	(1,008)
Funds returned from insurance carriers	—	3,395	—	—	3,395

Net cash (used in) provided by investing activities	(152)	(22,147)	3,943	—	(18,356)

Cash flows from financing activities:
Repayments of debtor-in-possession revolving credit facilities, net	(8,870)	—	—	—	(8,870)
Additions to debtor-in-possession term debt	10,000	—	—	—	10,000
Payment of deferred financing costs	(345)	—	—	—	(345)
Proceeds from insurance financing arrangements	—	178	—	—	178
Repayments of insurance financing arrangements	—	(29,964)	—	—	(29,964)

Net cash used in financing activities	785	(29,786)	—	—	(29,001)

Effect of exchange rate changes on cash and cash equivalents	—	(750)	222	—	(528)

Net change in cash and cash equivalents	—	(341)	2,086	—	1,745
Cash and cash equivalents at beginning of period	—	730	3,387	—	4,117

Cash and cash equivalents at end of period	$—	$389	$5,473	$—	$5,862

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Nine Months Ended September 30, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(101,104)	$(88,796)	$1,375	$87,421	$(101,104)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	922	20,611	407	—	21,940
Impairment of goodwill	1,515	77,657	—	—	79,172
Gain on disposal of assets and other, net	(2)	(460)	—	—	(462)
Write-off and amortization of deferred financing costs	7,368	—	—	—	7,368
Foreign exchange gains	—	(1,122)	(160)	—	(1,282)
Reorganization items	3,825	104	—	—	3,929
Deferred income taxes	20,994	(32,284)	29	—	(11,261)
Equity in losses (earnings) of subsidiaries	88,318	(897)	—	(87,421)	—
Change in operating assets and liabilities:
Receivables, net of allowances	—	2,058	671	—	2,729
Inventories	—	(547)	—	—	(547)
Prepayments and other assets	(9,656)	11,444	(4,797)	—	(3,009)
Accounts and notes payable	(218)	(19)	7,830	—	7,593
Intercompany payables (receivables)	(154,745)	142,822	11,923	—	—
Accrued liabilities	1,861	(5,084)	2,931	—	(292)

Net cash (used in) provided by operating activities before payment of reorganization items	(140,922)	125,487	20,209	—	4,774
Reorganization items paid	(712)	—	—	—	(712)

Net cash (used in) provided by operating activities	(141,634)	125,487	20,209	—	4,062

Cash flows from investing activities:
Purchases of property and equipment	—	(12,292)	(282)	—	(12,574)
Proceeds from sale of property and equipment	—	2,851	—	—	2,851
Increase in restricted cash, cash equivalents and other time deposits	—	—	(19,686)	—	(19,686)
Funds deposited with insurance carriers	—	(8,182)	—	—	(8,182)
Funds returned from insurance carriers	—	4,131	—	—	4,131

Net cash used in investing activities	—	(13,492)	(19,968)	—	(33,460)

Cash flows from financing activities:
Additions to DIP revolving credit facility, net	41,517	—	—	—	41,517
Repayment of revolving credit facilities, net	—	(2,972)	—	—	(2,972)
Additions to DIP facility term borrowings	100,000	—	—	—	100,000
Additions to pre-petition long-term debt	—	25,000		—	25,000
Repayment of pre-petition long-term debt	—	(123,266)	—	—	(123,266)
Payment of deferred financing costs	—	(8,079)	—	—	(8,079)
Proceeds from insurance financing arrangements	—	8,470	—	—	8,470
Repayments of insurance financing arrangements	—	(10,122)	—	—	(10,122)
Proceeds from issuance of common stock	124	—	—	—	124

Net cash provided by (used in) financing activities	141,641	(110,969)	—	—	30,672

Effect of exchange rate changes on cash and cash equivalents	—	(54)	160	—	106

Net change in cash and cash equivalents	7	972	401	—	1,380
Cash and cash equivalents at beginning of period	—	533	1,983	—	2,516

Cash and cash equivalents at end of period	$7	$1,505	$2,384	$—	$3,896

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the discussion and analysis in this section in conjunction with the consolidated financial statements and accompanying notes included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the consolidated financial statements, related notes and other financial information included in our Annual Report on Form10-K for the year ended December 31, 2005. In addition, we use forward-looking statements in the discussion that follows. Forward-looking statements by nature involve risks and uncertainties and hence our actual results could differ materially from our expectations as a result of various factors, some of which we discuss below under Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q.
Executive Overview
Since July 31, 2005, Allied Holdings, Inc. and substantially all of its subsidiaries have been operating under Chapter 11 of the Bankruptcy Code and continuation of our company as a going concern is predicated upon, among other things: (i) our ability to obtain confirmation of a plan of reorganization; (ii) compliance with the provisions of the DIP Facility; (iii) our ability to obtain an extension of the maturity date of the Revolver portion of the DIP Facility (iv) our ability to reach an agreement with the IBT on a new collective bargaining agreement; (v) our ability to generate sufficient cash from operations; (vi) our ability to obtain financing sufficient to satisfy our future obligations; and (vii) our ability to comply with the terms of the ultimate plan of reorganization. These matters create uncertainty concerning our ability to continue as a going concern.
Under Chapter 11, we continue to operate our business without significant interruption during the restructuring process as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure, applicable court orders, as well as other applicable laws and rules. However, we can provide no assurance that we can continue to operate our business without significant interruption. In general, a debtor-in-possession is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. We currently have the exclusive right to file a plan of reorganization until January 17, 2007 and to solicit acceptance of the plan through March 21, 2007. The exclusivity period can be extended at our request, if approved by the Bankruptcy Court. However, we can provide no assurance that any request to extend the exclusivity period, to the extent necessary, will be approved.
During 2006, the number of vehicles delivered by our Automotive Group has been consistently less than the number of vehicles delivered during comparable periods of 2005. Furthermore, the level of decline on a year-over-year basis has been increasing. The decline was 2% in the first quarter of 2006, 6% in the second quarter of 2006 and 10% in the third quarter of 2006. During the Chapter 11 Proceedings, we were able to renew contracts and obtain rate increases with certain of our major customers, which has offset at least a portion of the unfavorable effect on revenue caused by the reduction in the volume of vehicles delivered. Allied Automotive’s business is highly dependent on its largest customers, General Motors, Ford and DaimlerChrysler, who have each reduced production levels during 2006, including selected plant closures in the U.S. General Motors and Ford have publicly announced additional plans to reduce production levels and eliminate excess manufacturing capacity including plans to eliminate jobs and reduce costs for certain employees. The efforts underway by our customers to improve their overall financial condition could result in numerous changes that are beyond our control including additional unannounced customer plant closings, changes in products or distribution patterns, further volume reductions, labor disruptions, changes or disruptions in our accounts receivable, mandatory reductions in our pricing, terms or service conditions or market share losses. We cannot accurately anticipate some of the risks associated with the financial condition of our largest customers. However, we do expect the trend of lower vehicle deliveries in comparison to prior years to continue at least through the first half of 2007.
As previously disclosed, our ability to reorganize is dependent on a number of factors including our ability to reach agreements with the Teamsters in the U.S. on modifications to the Master Agreement, which we believe are necessary to allow us to emerge from Chapter 11. We have presented a proposal to the IBT for a new collective bargaining agreement. We believe that the proposed new collective bargaining agreement would reduce our labor costs over the remaining term of the current collective bargaining agreement by approximately $65 million per year for as long as the proposed terms remain in effect. Negotiations with the IBT regarding these changes are in process. We have also begun negotiations with the Teamsters Union in Canada regarding our collective bargaining agreement that covers those drivers, mechanics and yard personnel that are represented by the Teamsters Union in the provinces of Ontario and Quebec, which represent approximately 70% of our Canadian bargaining employees. This agreement expired on October 31, 2006. No assurance can be provided that we will be able to negotiate a new union contract with the Teamsters union regarding our employees in the Provinces of Ontario and Quebec, or that such contract, if negotiated, will be on terms acceptable to us or that the contract will not result in increased labor costs or work stoppages, or lost customer market share which could, in turn, have a material adverse effect on our operations. No work stoppage may be commenced in regard to this contract in Eastern Canada until a minimum of 60 days after the parties have bargained to impasse.
During the first half of 2006, we continued to be impacted by liquidity constraints and violated various covenants included in the DIP Facility. The covenant violations were waived pursuant to the Fifth Amendment. As previously disclosed, those violations required us to enter into certain forbearance agreements and amendments to the DIP Facility. To create additional liquidity we requested, and received from the Bankruptcy Court interim relief to temporarily reduce wages earned by our collective bargaining employees under the Master Agreement in the U.S. by 10% in May and June of 2006, and undertook a number of internal cost-saving initiatives. In addition, on June 30, 2006 we entered into the Fifth Amendment to the DIP Facility which provided us with an additional $30 million of liquidity through a new term loan, reduced the interest rate on certain other portions of the DIP Facility, waived all the defaults previously disclosed, permits a portion of the interest due under the DIP Facility to be paid in kind by addition to principal on a monthly basis and extended the maturity date on the term loans to June 30, 2007. The DIP Facility now provides for debtor-in-possession financing of up to $260 million plus interest paid in kind. The Fifth Amendment was approved by the Bankruptcy Court on July 12, 2006. We believe that the additional availability obtained by the Fifth Amendment should provide us with the cash required to prevent the previously projected liquidity shortfalls and enable us to meet our working capital needs during the expected term of the Chapter 11 Proceedings. However, the Revolver portion of the DIP Facility currently has a maturity date of February 2, 2007. We have requested an extension of this maturity date to June 30, 2007 but can provide no assurance that the extension will be granted. As of September 30, 2006, we had borrowed $10 million from the available $30 million term loan. The Fifth Amendment is more fully discussed in Note 11 to the unaudited consolidated financial statements included in “Item 1. Financial Statements” and in our discussion of liquidity below.
We are working towards emerging from Chapter 11 with a redesigned capital structure in order to lower debt through improved customer contracts and improved contract terms with the IBT regarding our employees in the U.S. represented by the Teamsters. We can provide no assurance that these actions will succeed, nor that the Creditors Committee or other interested parties will support our proposed plan of reorganization. Actions by the Committee or other interested parties could delay the approval of our plan of reorganization and our subsequent emergence from Chapter 11. If the Chapter 11 Proceedings are delayed, we may incur increased legal and professional fees, which could adversely affect our operations. Due to these uncertainties, an investment in our common stock or debt securities is highly speculative and accordingly, we urge investors to exercise caution with respect to existing and future investments in our common stock or debt securities.
Certain significant motions that have been filed with the Bankruptcy Court are pending the Court’s approval, including motions to reject certain postretirement benefit contracts and a motion to form an official committee of equity security holders.
In this section, we will discuss the following:
•	Results of Operations;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Disclosures About Market Risks;

•	Critical Accounting Policies and Estimates;

•	Recent Accounting Pronouncements;

•	Factors Which May Affect Future Results; and

•	Cautionary Notice Regarding Forward-looking Statements.

Results of Operations
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
For the third quarter of 2006, our revenues decreased 0.5% over the third quarter of 2005. The number of vehicles delivered in the third quarter of 2006 was 10.3% lower than the number delivered in the third quarter of 2005. However, the effect on revenues of the lower volumes was nearly offset by an increase in revenue per vehicle delivered, primarily the result of customer rate increases and fuel surcharges. Our operating loss for the third quarter of 2006 reflected an improvement of $4.2 million over the third quarter of 2005 and our net loss improved $8.8 million over the third quarter of 2005. The decrease in our operating loss and our net loss was primarily a result of customer rate increases and the net effect of fuel surcharges, partially offset by the effect of the lower volume of vehicles delivered and certain categories of higher expenses including insurance. Also, our net loss was lower in the third quarter of 2006 as a result of a reduction in interest expense and reorganization items in the third quarter of 2006 compared to the third quarter of 2005. The following table sets forth the percentage relationship of expense items to revenues:

	Three Months Ended September 30,
	2006	2005
	As a % of revenues
Revenues	100.0%	100.0%

Operating expenses:
Salaries, wages and fringe benefits	51.9%	54.3%
Operating supplies and expenses	21.4%	20.6%
Purchased transportation	12.9%	14.1%
Insurance and claims	4.9%	4.2%
Operating taxes and licenses	3.3%	3.3%
Depreciation and amortization	3.4%	3.3%
Rents	0.9%	0.9%
Communications and utilities	0.7%	0.6%
Other operating expenses	1.0%	1.3%
Impairment of goodwill	0.0%	0.0%
Gain on disposal of operating assets	(0.0)%	0.0%

Total operating expenses	100.4%	102.6%

Operating loss	(0.4)%	(2.6)%
Other income (expense):
Interest expense	(2.7)%	(4.7)%
Investment income	0.6%	0.4%
Foreign exchange gains, net	0.1%	0.9%

Total other income (expense)	(2.0)%	(3.4)%

Loss before reorganization items and income taxes	(2.4)%	(6.0)%
Reorganization items	(1.0)%	(1.9)%

Loss before income taxes	(3.4)%	(7.9)%
Income tax expense	(0.1)%	0.0%

Net loss	(3.5)%	(7.9)%

Revenues
Revenues were $202.2 million in the third quarter of 2006 versus revenues of $203.1 million in the third quarter of 2005, a decrease of 0.5% or $0.9 million. The decrease in revenues was due primarily to a decline in the number of vehicles delivered by our Automotive Group, which was partially offset by an increase in revenue per vehicle delivered.
The number of vehicles that we delivered declined by approximately 10.3%, to 1,673,000 units, in the third quarter of 2006 compared to the third quarter of 2005. This reduction was due primarily to a decline in vehicle production by our three largest customers and, to a lesser extent, to the discontinuation of unprofitable business for one of our major customers at one of our terminal locations, the closure of certain unprofitable terminal locations in the latter part of 2005 and fewer vehicles hauled for Toyota because of their decision to minimize their reliance on any one vehicle-hauling company.

During the third quarter of 2006, revenue per vehicle delivered increased by $11.14 or 10.6% over the third quarter of 2005. The increase in revenue per unit was due primarily to certain customer rate increases, an increase in fuel surcharges received from customers, the strengthening of the Canadian dollar and an increase in the average distance driven to deliver a vehicle which we refer to as the “average length of haul.”
During the Chapter 11 Proceedings we have renewed contracts with rate increases with certain of our major customers. We estimate that our revenues increased by approximately $8.4 million or $5.02 per unit in the third quarter of 2006 versus the third quarter of 2005 as a result of changes in customer pricing.
Revenues from our fuel surcharge programs represent billings to our customers related to the price of fuel in excess of certain levels established with customers. The fuel surcharge programs mitigate, in part, the rising cost of fuel by allowing us to pass on at least a portion of the increase to those customers who participate in the programs. In the third quarter of 2006, revenues from fuel surcharges represented 8.0% of the Automotive Group’s revenues, whereas, in the third quarter of 2005, revenues earned from the fuel surcharge programs represented only 5.4% of our Automotive Group’s revenues, an increase of approximately $5.0 million or $3.62 per vehicle delivered. The increase in fuel surcharge revenues is due primarily to the increase in the average price of fuel, which was approximately 14% higher in the third quarter of 2006 than the third quarter of 2005 for our U.S. operations. For our Canadian operations, the average price of fuel was 6% higher without considering the effect of the strengthening of the Canadian dollar and 12% higher after factoring in that effect. Customer fuel surcharges reset at varying intervals, which do not exceed one quarter, based on fuel prices in the applicable preceding time period. This results in a lag between the time period when fuel prices change and the time period when the fuel surcharge is adjusted.
The Canadian dollar strengthened relative to the U.S. dollar in the third quarter of 2006 compared to the third quarter of 2005. Since we earn a portion of our revenues from our Canadian subsidiary, our revenues are positively impacted when the Canadian dollar strengthens against its U.S. counterpart. During the third quarter of 2006, the Canadian dollar averaged the equivalent of U.S. $0.8924 versus U.S. $0.8314 during the third quarter of 2005, which resulted in an estimated increase in revenues of $3.2 million. This amount contributed $1.89 of the overall increase of $11.14 per unit. The effect on operating income of this increase in revenues was partially offset by a corresponding increase in expenses for our Canadian subsidiary related to the currency fluctuation.
Our revenue per vehicle delivered also increased by approximately $1.54 per vehicle in the third quarter of 2006 compared to the third quarter of 2005 due to an increase in the average length of haul. A portion of our revenues is based on the number of miles driven to deliver a vehicle, therefore, an increase in the average length of haul increases our revenue and revenue per unit. The average length of haul may fluctuate based on changes in the distribution patterns of our customers and how the vehicle deliveries are dispatched from our terminal locations.
In addition, for the third quarter of 2006, $0.7 million of the higher reported revenue compared to the same period in 2005 was attributable to our Axis Group. Increases in business volumes, and therefore revenues, were reported by the Axis Group’s vehicle inspection service and vehicle transportation management divisions. Also, a Mexican subsidiary of the Axis Group had a significant increase in revenue through the start up of an operation at Ford’s Hermosillo production facility.
Our revenues are variable and can be impacted by changes in OEM production levels, especially sudden unexpected or unanticipated changes in production schedules, changes in distribution patterns, product type, product mix, product design or the weight or configuration of vehicles transported by our Automotive Group. As an example, our revenue will be adversely affected by recent decisions announced by General Motors and Ford to close certain manufacturing plants in the future and the recent decisions by General Motors, Ford and DaimlerChrysler to reduce production in the fourth quarter of 2006 at several of its manufacturing plants.
In addition, our revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters as a result of the higher volume of vehicles shipped. The volume of vehicles shipped is generally higher during the second quarter as North American light vehicle production has historically been at its highest level during this quarter due to higher consumer sales of automobiles, light trucks and SUVs in the spring and early summer. The introduction of new models in the fall of each year combined with the manufacturers’ motivation to ship vehicles before calendar year-end, increase shipments to dealers through the fourth quarter. During the first and third quarters, vehicle shipments typically decline due to lower production volume during those periods. The third quarter volume does benefit from the introduction of new models, but the net volume for the quarter is typically lower than the second and fourth quarters due to the scheduled OEM plant shutdowns, which generally occur early in the third quarter. The first quarter volume is negatively impacted by the holiday shutdown in December of each year and the relatively low inventory of vehicles to ship as a result of maximizing shipments at the end of the year. As a result of these and other factors, our operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
Salaries, wages and fringe benefits
Salaries, wages and fringe benefits decreased from 54.3% of revenues in the third quarter of 2005 to 51.9% of revenues in the third quarter of 2006. The decrease in salaries as a percentage of revenues was due primarily to the increases in revenues related to the fuel surcharge programs and customer rate increases, which do not cause salary expense to vary, as well as a decrease in expense for our nonbargaining employees. Driver pay is based primarily on the number of miles driven to deliver vehicles and is affected by changes in revenue related to changes in volume, but is not affected by fluctuations in customer rates or fluctuations in fuel surcharge revenues. Salaries, wages and fringe benefits related to our nonbargaining employees, who are not directly involved in the generation of revenues, decreased by approximately $0.9 million, which was due primarily to a reduction in head count and lower employee medical claims.
Our labor costs for employees covered by bargaining agreements related to the delivery of vehicles decreased $4.9 million in the third quarter of 2006 compared to the third quarter of 2005 primarily as a result of the lower number of vehicles delivered during the third quarter of 2006 compared to the third quarter of 2005. However, the labor cost per vehicle delivered for these employees increased by approximately 5.1%. The effect of the lower number of vehicles delivered is estimated to be approximately $8.9 million, partially offset by the increase in the cost per vehicle delivered estimated to be approximately $4.0 million. The increase in cost per vehicle delivered is attributable to the strengthening of the Canadian dollar, the agreed-upon rate increases related to our employees covered by the Master Agreement with the Teamsters and an increase in the average length of haul. We estimate that the strengthening of the Canadian dollar resulted in an increase in labor costs of approximately $1.1 million in the third quarter of 2006 compared to the third quarter of 2005. As part of our contract with the Teamsters, an increase in costs incurred by us to provide health, welfare and pension benefits went into effect on August 1, 2005. In addition, a 2% wage increase went into effect on June 1, 2005 and another 2% wage increase was effected on July 1, 2006. The average length of haul for vehicles delivered by these employees was approximately 3.8% higher in the third quarter of 2006 compared to the third quarter of 2005.
Workers’ compensation expense, which is a component of salaries, wages and fringe benefit expense, increased by approximately $0.4 million during the third quarter of 2006 as compared to the third quarter of 2005. In 2006, a fully insured program with no deductible covers the majority of our risk for workers’ compensation claims resulting in an increase in our premium expense. This increase was partially offset by lower charges related to the unfavorable development of claims. Charges related to the unfavorable development of claims were $1.3 million in the third quarter of 2006 versus $3.5 million in the third quarter of 2005.
Operating supplies and expenses
Operating supplies and expenses increased from 20.6% of revenues in the third quarter of 2005 to 21.4% of revenues in the third quarter of 2006. The increase was due primarily to an increase in fuel expense, which increased from 8.8% of revenues in the third quarter of 2005 to 9.5% of revenues in the third quarter of 2006. See the revenue section above for a discussion of the approximate price increases. We estimate that the increase in the price of fuel resulted in additional fuel expense of approximately $3.1 million in the third quarter of 2006 compared to the third quarter of 2005. However, due to the fuel surcharge agreements we have in place with substantially all of our customers, any unfavorable impact on our operating income due to an increase in fuel prices was mitigated quarter over quarter as the corresponding effect of fuel surcharges, net of broker participation, was approximately $5.7 million. The difference between the increase in fuel expense resulting from higher fuel prices and the amount of fuel surcharges received during the quarter is due to the timing difference described above in the revenue discussion.

Purchased transportation
Purchased transportation expense primarily represents the cost to our Automotive Group of utilizing Teamster represented owner-operators of Rigs who receive a percentage of the revenue they generate from transporting vehicles on our behalf as well as certain fringe benefit payments. Fuel surcharge revenue and customer rate increases derived from deliveries by owner-operators are reimbursed to the owner-operator and recorded in purchased transportation. Purchased transportation as a percentage of revenues decreased from 14.1% of revenues in the third quarter of 2005 to 12.9% of revenues in the third quarter of 2006 and purchased transportation expense decreased by $2.5 million, or 8.7%, quarter over quarter. This decrease was primarily due to a reduction of approximately 5.8% in the average length of haul driven by our owner-operators to deliver vehicles on our behalf. The Automotive Group’s average length of haul increased approximately 1.5% in the third quarter of 2006 over the third quarter of 2005. However, these longer distances were primarily covered by our employee drivers. Purchased transportation as a percentage of revenues may fluctuate based on changes in the distribution patterns of our customers and how the vehicle deliveries are dispatched from our terminal locations.
Insurance and claims
Insurance and claims expense increased from 4.2% of revenues in the third quarter of 2005 to 4.9% of revenues in the third quarter of 2006. The actual expense increased $1.4 million due primarily to a change in coverage for 2006 to reduce the amount of risk that we retain. Such coverage requires a higher premium expense.
Other operating expenses
Other operating expenses decreased from 1.3% of revenues in the third quarter of 2005 to 1.0% of revenues in the third quarter of 2006 primarily as a result of a decrease in the use of external professionals for services unrelated to the Chapter 11 Proceedings. In addition, other operating expenses in the third quarter of 2005 were higher due to the incurrence of professional fees relating to our review of various strategic alternatives related to our operating performance and highly leveraged financial position and to prepare for a potential Chapter 11 filing.
Interest expense
Interest expense decreased from $9.6 million in the third quarter of 2005 to $5.5 million in the third quarter of 2006. This reduction was primarily a result of a prepayment penalty of $1.9 million, which we paid to our pre-petition lenders in August 2005, discontinuation of interest accrued on our Senior Notes subsequent to the Petition Date and lower charges related to deferring financing costs.
Effective August 1, 2005 and in accordance with SOP 90-7, we ceased accruing interest on our Senior Notes since the repayment of this debt and related interest are stayed by the Bankruptcy Court as a result of the Chapter 11 Proceedings. Contractual interest not accrued or paid on the Senior Notes was $3.2 million for the three months ended September 30, 2006 compared to $2.2 million for the three months ended September 30, 2005.
Charges related to deferred financing costs were $0.1 million in the third quarter of 2006 and $0.9 million in the third quarter of 2005. Charges related to deferred financing costs were low in both these quarters as a result of write-offs, during prior quarters of 2006 and 2005, of deferred financing costs related to covenant violations of the DIP Facility and the Pre-petition Facility, respectively.
Investment income
Investment income increased from $0.8 million in the third quarter of 2005 to $1.3 million in the third quarter of 2006 due primarily to an increase in interest rates on time deposits.
Foreign exchange gains, net
Foreign exchange gains were $1.9 million in the third quarter of 2006 compared to $0.3 million in the third quarter of 2005. This fluctuation was due primarily to the effect of changes in currency exchange rates on the intercompany payable balance denominated in U.S dollars recorded on one of our Canadian subsidiary’s balance sheet. The Canadian dollar was stronger relative to the U.S. dollar at the end of both the third quarter of 2006 and the third quarter of 2005 than at the beginning of the respective quarters thereby causing a gain on the intercompany payable in both quarters. Further, the average outstanding intercompany amount payable by this subsidiary increased from $46.7 million during the third quarter of 2005 to $55.5 million during the third quarter of 2006 and the exchange rate increase during the third quarter of 2006, 0.5%, was less than the rate of increase in the third quarter of 2005, 4.9%, thereby causing a differential between the magnitude of the exchange gain recorded in the third quarter of 2006 versus the magnitude of the exchange gain recorded in the third quarter of 2005.
Reorganization items
Reorganization items represent costs related to the Chapter 11 Proceedings. During the third quarter of 2006, we incurred approximately $2.1 million of these costs versus $3.9 million in the third quarter of 2005. These costs are primarily for legal and professional services rendered in connection with our Chapter 11 filing and for the third quarter of 2005, included the write-off of $1.4 million of deferred financing costs. Legal and professional services were higher in the third quarter of 2005 than the third quarter of 2006 because we filed for Chapter 11 protection in the third quarter of 2005, resulting in greater legal and professional services during that period. The Chapter 11 filing on July 31, 2005 constituted an event of default under the Senior Notes. Accordingly, during the third quarter of 2005 we wrote off to reorganization items the related deferred financing costs of $1.4 million. These costs are summarized in Note 3 to the unaudited consolidated financial statements included in “Item 1. Financial Statements.”
Income taxes
In the third quarter of 2006 and 2005, we recognized tax expenses of $122,000 and $39,000, respectively. The income tax expense in both 2006 and 2005 differed from the amount computed by applying statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance. For both periods, we recognized tax expenses related to foreign jurisdictions where the valuation allowance is not required.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
For the nine months ended September 30, 2006, our revenues increased 4.8% over the nine months ended September 30, 2005 due primarily to an increase in revenue per vehicle delivered, primarily the result of customer rate increases and the effect of fuel surcharges. The increase in revenue per vehicle delivered was partially offset by a 6.0% decrease in the number of vehicles delivered in the nine months ended September 30, 2006 compared to the number delivered in the nine months ended September 30, 2005. Our operating income for the nine months ended September 30, 2006 reflected an improvement of $99.6 million over the nine months ended September 30, 2005 and our net loss improved $91.6 million over the nine months ended September 30, 2005. The improvement in our operating income and our net loss were primarily a result of the $79.2 million impairment of goodwill recorded during the nine months ended September 30, 2005. Also positively impacting our operating performance and net income were customer rate increases partially offset by the effect of the lower volume of vehicles delivered and certain categories of higher expenses including insurance. Our net loss also benefited from a reduction in interest expense in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 but was negatively impacted by higher reorganization items in the nine months ended September 30, 2006 as well as an $11.4 million income tax benefit recorded during the nine months ended September 30, 2005 related to the impairment of goodwill. The following table sets forth the percentage relationship of expense items to revenues:

	Nine Months Ended September 30,
	2006	2005
	As a % of revenues
Revenues	100.0%	100.0%

Operating expenses:
Salaries, wages and fringe benefits	50.2%	53.2%
Operating supplies and expenses	20.7%	19.4%
Purchased transportation	13.0%	13.5%
Insurance and claims	4.5%	4.1%
Operating taxes and licenses	3.1%	3.4%
Depreciation and amortization	3.1%	3.3%
Rents	0.8%	0.9%
Communications and utilities	0.7%	0.7%
Other operating expenses	0.9%	1.5%
Impairment of goodwill	0.0%	12.1%
Gain on disposal of operating assets	(0.0)%	(0.1)%

Total operating expenses	97.0%	112.0%

Operating income (loss)	3.0%	(12.0)%
Other income (expense):
Interest expense	(3.6)%	(5.0)%
Investment income	0.5%	0.3%
Foreign exchange gains, net	0.3%	0.2%

Total other income (expense)	(2.8)%	(4.5)%

Income (loss) before reorganization items and income taxes	0.2%	(16.5)%
Reorganization items	(1.5)%	(0.6)%

Loss before income taxes	(1.3)%	(17.1)%
Income tax (expense) benefit	(0.0)%	1.7%

Net loss	(1.3)%	(15.4)%

Revenues
Revenues were $688.4 million in the nine months ended September 30, 2006 versus revenues of $656.6 million in the nine months ended September 30, 2005, an increase of 4.8% or $31.8 million. The increase in revenues was due primarily to an increase in revenue per vehicle delivered by our Automotive Group. During the nine months ended September 30, 2006, revenue per vehicle delivered increased by $11.65 or 11.3% over the nine months ended September 30, 2005. The increase in revenue per unit was due primarily to certain customer rate increases, an increase in fuel surcharges received from customers, the strengthening of the Canadian dollar and an increase in the average length of haul.
As previously discussed in the quarter over quarter comparison, during the Chapter 11 Proceedings we renewed contracts with rate increases with certain of our major customers. As a result of these rate increases, we estimate that our revenues increased by approximately $30.8 million or $5.28 per unit in the nine months ended September 30, 2006 versus the nine months ended September 30, 2005.
In the nine months ended September 30, 2006, revenues from fuel surcharges represented 7.2% of the Automotive Group’s revenues, whereas, in the nine months ended September 30, 2005, revenues earned from the fuel surcharge programs represented only 4.4% of our Automotive Group’s revenues, an increase of approximately $19.8 million or $3.69 per vehicle delivered. The increase in fuel surcharge revenues was due primarily to the increase in the average price of fuel, which was approximately 20% higher in the nine months ended September 30, 2006 than the nine months ended September 30, 2005 for our U.S. operations. For our Canadian operations, the average price of fuel was approximately 11% higher without considering the effect of the strengthening of the Canadian dollar and 19% higher after factoring in the currency impact.

The Canadian dollar strengthened relative to the U.S. dollar in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. During the nine months ended September 30, 2006, the Canadian dollar averaged the equivalent of U.S. $0.8832 versus U.S. $0.8173 during the nine months ended September 30, 2005, which resulted in an estimated increase in revenues of $11.3 million. This amount contributed $1.94 of the overall increase of $11.65 per unit. However, as noted above, the effect on operating income of this increase in revenues was partially offset by a corresponding increase in expenses for our Canadian subsidiary related to the currency fluctuation.
Our revenue per vehicle delivered also increased by approximately $1.05 per vehicle in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to an increase in the average length of haul.
The number of vehicles that we delivered declined by approximately 6.0%, to 5,825,000 units, in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This reduction was due to a decline in vehicle production by our three largest customers, the discontinuation of unprofitable business for one of our major customers at one of our terminal locations, the closure of certain unprofitable terminal locations in the latter part of 2005 and fewer vehicles hauled for Toyota.
In addition, for the nine months ended September 30, 2006, $2.0 million of the higher reported revenue compared to the same period in 2005 was attributable to our Axis Group. Increases in business volumes, and therefore revenues, were reported by the Axis Group’s vehicle inspection service and vehicle transportation management divisions. Also, a Mexican subsidiary of the Axis Group had a significant increase in revenue through the start up of an operation at Ford’s Hermosillo production facility.
Salaries, wages and fringe benefits
Salaries, wages and fringe benefits decreased from 53.2% of revenues in the nine months ended September 30, 2005 to 50.2% of revenues in the nine months ended September 30, 2006. The decrease in salaries as a percentage of revenues was due primarily to the increases in revenues related to the fuel surcharge programs and customer rate increases, which do not cause salary expense to vary, as well as a decrease in expense for our nonbargaining employees. As discussed above in the quarter over quarter comparison, driver pay is based primarily on the number of miles driven to deliver vehicles and is affected by changes in revenue related to changes in volume, but is not affected by fluctuations in customer rates or fluctuations in fuel surcharge revenues. Salaries, wages and fringe benefits related to our nonbargaining employees, who are not directly involved in the generation of revenues, decreased by approximately $3.2 million, which was due primarily to a reduction in head count, the effect of the unpaid furloughs and lower employee medical claims. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, those employees with annual salaries of less than $80,000 were required to accept a five-day unpaid furlough in the month of June 2006 and those with annual salaries of $80,000 or more were required to accept ten days of unpaid furlough by June 2006. The unpaid furloughs of our salaried nonbargaining employees reduced our nonbargaining labor costs by approximately $200,000 in May 2006 and $800,000 in June 2006.
Our labor costs for employees covered by bargaining agreements related to the delivery of vehicles decreased $6.1 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily as a result of the lower number of vehicles delivered during the nine months ended September 30, 2006. However, the labor cost per vehicle delivered for these employees increased by approximately 4.1%. The effect of the lower number of vehicles delivered is estimated to be approximately $16.8 million, partially offset by the increase in the cost per vehicle delivered estimated to be approximately $10.7 million. The increase in cost per vehicle delivered was attributable to the strengthening of the Canadian dollar, the agreed-upon rate increases related to our employees covered by the Master Agreement with the Teamsters and an increase in the average length of haul. We estimate that the strengthening of the Canadian dollar resulted in an increase in labor costs of approximately $4.1 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. As part of our contract with the Teamsters, an increase in costs incurred by us to provide health, welfare and pension benefits went into effect on August 1, 2005. In addition, a 2% wage increase went into effect on June 1, 2005 and another 2% wage increase was effected on July 1, 2006. The average length of haul for vehicles delivered by these employees was approximately 2.5% higher in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. These increases were partially offset by the 10% reduction in wages earned by these employees in May and June 2006.

Workers’ compensation expense, which is a component of salaries, wages and fringe benefit expense, increased by approximately $5.0 million during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 due primarily to the change in our insurance programs, partially offset by lower charges related to the unfavorable development of claims. As previously discussed, in 2006, a fully insured program with no deductible covers the majority of our risk for workers’ compensation claims resulting in an increase in our premium expense. Charges related to the unfavorable development of claims were $1.2 million in the nine months ended September 30, 2006 versus $4.0 million in the nine months ended September 30, 2005.
Operating supplies and expenses
Operating supplies and expenses increased from 19.4% of revenues in the nine months ended September 30, 2005 to 20.7% of revenues in the nine months ended September 30, 2006. The increase was due primarily to an increase in fuel expense, which increased from 7.9% of revenues in the nine months ended September 30, 2005 to 9.1% of revenues in the nine months ended September 30, 2006. See the revenue section above for a discussion of the approximate price increases. We estimate that the increase in the price of fuel resulted in additional fuel expense of approximately $13.7 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. However, due to the fuel surcharge agreements we have in place with substantially all of our customers, any unfavorable impact on our operating income due to an increase in fuel prices was mitigated as the corresponding effect of fuel surcharges, net of broker participation, was approximately $19.7 million. The difference between the increase in fuel expense resulting from higher fuel prices and the amount of fuel surcharges received from customers during any quarter is due to the timing difference described above in the quarter over quarter revenue discussion.
Repairs and maintenance increased from 4.5% of revenues in the nine months ended September 30, 2005 to 4.8% of revenues in the nine months ended September 30, 2006. The actual expense increased $3.7 million due primarily to an increase in the frequency and nature of vehicle repairs as a result of the increasing age of our fleet. Due to the significance of their nature, more of these repairs required outside vendor assistance.
Purchased transportation
While purchased transportation as a percentage of revenues decreased from 13.5% of revenues in nine months ended September 30, 2005 to 13.0% of revenues in the nine months ended September 30, 2006, our purchased transportation expense increased by $0.9 million, or 1.0%. The increase in the expense was a result of the increases in fuel surcharge revenue and customer rate increases discussed in revenues above since fuel surcharge revenue and customer rate increases derived from deliveries by owner-operators are reimbursed to the owner-operator and recorded in purchased transportation. As a percentage of revenue, purchased transportation decreased partly as a result of a 4.8% reduction in the average length of haul driven by owner-operators in the nine months ended September 30, 2006. Purchased transportation, as a percentage of revenues also fluctuates based on changes in the distribution patterns of our customers and how the vehicle deliveries are dispatched from our terminal locations.
Insurance and claims
Insurance and claims expense increased from 4.1% of revenues in the nine months ended September 30, 2005 to 4.5% of revenues in the nine months ended September 30, 2006. This was primarily due to a change in coverage for 2006 to reduce the amount of risk that we retain. Such coverage requires a higher premium expense.
Operating taxes and licenses
Operating taxes and licenses decreased from 3.4% of revenues in the nine months ended September 30, 2005 to 3.1% of revenues in the nine months ended September 30, 2006. The nature of these expenses and the reasons for their fluctuation as a percentage of revenues are discussed in the quarter over quarter comparison above. Since the increase in our revenues was due primarily to an increase in fuel surcharge revenues and customer rate increases, operating taxes and licenses as a percentage of revenues decreased in the nine months ended September 30, 2006 versus the nine months ended September 30, 2005.

Depreciation and amortization
Depreciation and amortization decreased from 3.3% of revenues in the nine months ended September 30, 2005 to 3.1% of revenues in the nine months ended September 30, 2006 due primarily to the increase in revenues related to the fuel surcharge programs and customer rate increases, which do not cause corresponding increases in depreciation and amortization expense. To a lesser extent, the lower percentage was due to a decrease in the depreciable asset base due to certain aged equipment reaching its depreciable limit and a decline in capital expenditures over more than the past five years.
Other operating expenses
Other operating expenses decreased from 1.5% of revenues in the nine months ended September 30, 2005 to 0.9% of revenues in the nine months ended September 30, 2006 primarily as a result of a decrease in the use of external professionals for services unrelated to the Chapter 11 Proceedings. In addition, other operating expenses in the nine months ended September 30, 2005 were higher due to the incurrence of professional fees relating to our review of various strategic alternatives related to our operating performance and highly leveraged financial position and to prepare for a potential Chapter 11 filing.
Impairment of goodwill
The impairment of goodwill of $79.2 million was recorded at our Automotive Group in the nine months ended September 30, 2005 and represented the entire carrying amount of goodwill for this reporting unit, since the estimated fair value of the reporting unit’s goodwill was determined to be zero. During 2005, the fair value of goodwill at our Automotive Group was affected by a decrease in projected sales volume for this reporting unit that was impacted by a decline in actual and projected OEM production levels, particularly at our two largest customers, as well as management’s analysis of other cash flow factors and trends, including capital expenditure requirements in excess of previous estimates.
Interest expense
Interest expense decreased from $32.5 million in the nine months ended September 30, 2005 to $24.6 million in the nine months ended September 30, 2006. This reduction was primarily the result of the discontinuation of interest accrued on our Senior Notes subsequent to the Petition Date and to a lesser extent to lower charges related to deferred financing costs as well as the prepayment penalty of $1.9 million, which we paid to our Pre-petition lenders in August 2005.
As more fully discussed in the quarter over quarter comparison above, effective August 1, 2005 we ceased accruing interest on our Senior Notes. Interest expense recognized on the Senior Notes was $7.5 million for the nine months ended September 30, 2005.
Charges related to deferred financing costs were $1.7 million lower in the nine months ended September 30, 2006 than the nine months ended September 30, 2005. This was due primarily to the write-off of $4.9 million in deferred financing costs during the nine months ended September 30, 2005 as a result of the violation of one of the financial covenants in our Pre-petition Facility as of June 30, 2005, the effect of which was partially offset by higher amortization of deferred financing costs related to the DIP Facility in the nine months ended September 30, 2006. The reasons for the higher amortization in the nine months ended September 30, 2006 are discussed in the quarter over quarter comparison.
These decreases were partially offset by an increase in interest rates, an increase in our average outstanding debt and an increase in lender fees related to the forbearance agreements negotiated during the second quarter of 2006. Our average interest rates were approximately 0.5 percentage points higher in the nine months ended September 30, 2006 versus the nine months ended September 30, 2005 resulting in additional interest expense of approximately $2.0 million. Our average outstanding debt, excluding the Senior Notes, increased during the nine months ended September 30, 2006 by approximately $20.8 million over the nine months ended September 30, 2005, resulting in additional interest expense of approximately $0.5 million..

Investment income
Investment income increased from $1.9 million in the nine months ended September 30, 2005 to $3.5 million in the nine months ended September 30, 2006, which was due primarily to an increase of $7.3 million in the average amount of restricted cash, cash equivalents and other time deposits held by our captive insurance subsidiary, Haul Insurance Limited, as well as an increase in interest rates on time deposits. The average amount of restricted cash, cash equivalents and other time deposits increased as a result of additional amounts required to collateralize letters of credit issued to secure the payment of insurance claims.
Foreign exchange gains, net
Foreign exchange gains were $1.8 million in the nine months ended September 30, 2006 compared to $1.3 million in the nine months ended September 30, 2005. This fluctuation was due primarily to the effect of changes in currency exchange rates on the intercompany payable balance denominated in U.S dollars recorded on one of our Canadian subsidiary’s balance sheet. The Canadian dollar was stronger relative to the U.S. dollar at the end of the nine months ended September 30, 2006 and also at the end of the nine months ended September 30, 2005 than at the beginning of these respective periods thereby causing a gain on the intercompany payable for both periods. Further, the average outstanding intercompany amount payable by this subsidiary increased from $43.8 million during the nine months ended September 30, 2005 to $51.8 million during the nine months ended September 30, 2006 and the exchange rate increase during the nine months ended September 30, 2006, 4.7%, was more than the rate of increase in the nine months ended September 30, 2005, 2.9%, thereby causing a differential between the magnitude of the exchange gain recorded in the nine months ended September 30, 2006 versus the magnitude of the exchange gain recorded in the nine months ended September 30, 2005.
Reorganization items
During the nine months ended September 30, 2006 and September 30, 2005, we incurred approximately $10.4 million and $3.9 million, respectively in costs related to the Chapter 11 Proceedings. These costs are primarily for legal and professional services rendered in connection with our Chapter 11 filing and for the nine months ended September 30, 2005, included the write-off of $1.4 million of deferred financing costs. Since we filed for Chapter 11 on July 31, 2005, the results for the nine months ended September 30, 2005 include only two months of reorganization items whereas the results for the nine months ended September 30, 2006 include nine months of reorganization items. See Note 3 to the unaudited consolidated financial statements included in “Item 1. Financial Statements” for a summary of these reorganization items.
Income taxes
In the nine months ended September 30, 2006, a tax expense of $312,000 was recognized. In the nine months ended September 30, 2005, a tax benefit of $11.4 million was recognized. In 2006 and 2005, the income tax expense differed from the amount computed by applying statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance. During the nine months ended September 30, 2005, we did recognize a tax benefit related to the impairment of goodwill to the extent that related deferred tax liabilities existed. For both periods, we recognized tax expenses related to foreign jurisdictions where the valuation allowance is not required.
Liquidity and Capital Resources
Our primary sources of liquidity are funds provided by operations and borrowings under our DIP Facility. We use our cash primarily for the purchase, remanufacture and maintenance of our Rigs and terminal facilities, the payment of operating expenses, the servicing of our debt, and the funding of other capital expenditures. We also use our cash to pay legal and professional fees and other costs related to the Chapter 11 Proceedings. We use restricted cash, cash equivalents and other time deposits to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. These collateral assets are not available for general use in operations, but are restricted for payment of insurance claims. Except as disclosed in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations as set forth in the table on contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
During 2006, we have continued to be impacted by liquidity constraints and have been taking various steps to preserve our liquidity, which include:
•	Rescheduling and deferring capital expenditures;

•	Obtaining the Bankruptcy Court’s approval to reduce wages paid to our collective bargaining employees covered under the Master Agreement with the IBT by 10% for the months of May and June 2006;

•	Obtaining the Bankruptcy Court’s approval to delay, to July 1, 2006, wage and cost of living increases to our collective bargaining employees that were previously scheduled to go into effect on June 1, 2006;

•	Implementing unpaid furloughs for certain nonbargaining employees for certain periods in May and June 2006;

•	Filing a motion with the Bankruptcy Court to terminate certain nonbargaining retiree benefits, which motion is still pending approval by the Bankruptcy Court; and

•	Implementing other internal cost-saving initiatives.
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
On June 30, 2006 we entered into the Fifth Amendment to the DIP Facility which provided us with an additional $30 million of liquidity through a new term loan, reduced the interest rate on certain other portions of the DIP Facility, provided for the payment of interest in kind by addition to principal on a monthly basis for certain of the term loans, waived all the covenant violations previously disclosed and extended the maturity date on the term loans to June 30, 2007. The Fifth Amendment was approved by the Bankruptcy Court on July 12, 2006. We believe that the additional availability obtained by the Fifth Amendment should provide us with the cash required to prevent the previously projected liquidity shortfalls and enable us to meet our working capital needs during the expected term of the Chapter 11 Proceedings. The Revolver portion of the DIP Facility currently has a maturity date of February 2, 2007. We have requested an extension of this maturity date to June 30, 2007, but can provide no assurance that this extension will be granted. As of September 30, 2006, we had borrowed $10 million from the available $30 million term loan. The Fifth Amendment is more fully discussed in Note 11 to the unaudited consolidated financial statements included in “Item 1. Financial Statements.”
In October 2006, we entered into notes payable with third parties for insurance financing arrangements of approximately $4.0 million. These amounts bear interest at the rate of 7.99%.
Operating Activities
We use the indirect method to prepare our statement of cash flows. Accordingly, we compute net cash provided by operating activities by adjusting net loss for all items included in the net loss that do not currently affect operating cash receipts and payments. Cash provided by operating activities was $49.6 million for the nine months ended September 30, 2006 compared to $4.1 million for the nine months ended September 30, 2005. This increase in cash from operating activities was principally due to the increase in cash collections from our customers of approximately $37.4 million primarily as a result of the increase in revenues. This was augmented by higher interest received on restricted deposits as well as lower payments relating to interest and insurance. The lower interest payments were due, in part, to the in kind payment of interest totaling $3.0 million by addition to the principal balance on the term loans during the third quarter of 2006 as well as to the cessation of interest payments on the Senior Notes. Although premiums for insurance coverage for 2006 were higher than in 2005, the premiums for 2006 were paid in December 2005, whereas the premiums for 2005 were paid in January 2005. Insurance payments were less as a result of 2006 insurance premiums being primarily paid in 2005. The positive impact of these items on operating activities were partially offset by higher cash payments related to the Chapter 11 Proceedings and increased costs related to fuel.

Investing Activities
During the nine months ended September 30, 2006, we used $18.4 million in investing activities compared to $33.5 million during the nine months ended September 30, 2005. During the nine months ended September 30, 2005, restricted cash, cash equivalents and other time deposits required to collateralize our self-insurance reserves at our captive insurance subsidiary increased $19.7 million. During the nine months ended September 30, 2006, the amount required to collateralize our self-insurance reserves decreased by $4.0 million. In addition, the net amount deposited with insurance carriers was $7.2 million lower during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
The lower cash required for investing in the activities above were partially offset by higher capital expenditures in the nine months ended September 30, 2006 versus the nine months ended September 30, 2005. We invested approximately $25.7 million during the nine months ended September 30, 2006, most of which was spent on our fleet of Rigs, and approximately $12.6 million on capital expenditures during the nine months ended September 30, 2005, most of which was spent on our fleet of Rigs. During the nine months ended September 30, 2006, we purchased 43 new tractors, 25 new trailers and 99 Rigs previously leased. We also remanufactured 138 tractors, 208 trailers and replaced (overhauled) approximately 258 engines. During the nine months ended September 30, 2005, we purchased one new Rig, two used Rigs and remanufactured 110 tractors, 100 trailers and replaced (overhauled) approximately 250 engines.
In recent years, as a result of our financial condition, we have operated under a reduced capital expenditure plan with respect to our fleet of Rigs. As a result, we have been unable to replace or remanufacture the number of Rigs or engines we normally would have if we had not been forced to significantly reduce our capital expenditures. We believe that approximately 67% of our active fleet of Rigs will reach the end of their useful lives and must be replaced in 2006 through 2010, which will require a significant increase in our capital spending on the fleet, from approximately $34 million in 2006 to approximately $92 million in 2007 and an average of $76 million in each of the years 2008, 2009 and 2010. No assurances can be provided that we will have the necessary capital from our operations or that we will be able to obtain financing on terms acceptable to us, or at all, to support this necessary increase in capital investment. In addition, even if we are able to invest the amounts indicated above each year, Rigs may have to be taken out of service sooner than planned as a result of tractor engine failures or trailer failures or the Rigs otherwise reaching the end of their useful lives. A large number of Rig failures could result in our inability to meet our service requirements under existing customer contracts, which could result in the termination of such agreements by our customers and would likely have a material adverse effect on our operations and financial results. Additionally, we may be forced to increase repair and maintenance spending in an effort to maintain the number of Rigs in service.
We presently have no excess Rigs that we could utilize to service our existing business or that we could utilize to seek additional business beyond the Rigs that we presently operate. In the event we do not have sufficient funds available to make the capital expenditures outlined above at the appropriate time or if our Rig engines or tractors fail, we will be required to remove Rigs from operations. In the event we are required to remove Rigs from operations for this or other reasons, there will be an adverse effect on our operations, our financial results and customer relationships.
Financing Activities
We used $29.0 million in financing activities during the nine months ended September 30, 2006 while financing activities provided net cash of $30.7 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we increased borrowings on debt facilities by $1.1 million during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 when we increased our borrowings by $40.3 million. We paid $0.3 million of deferred financing costs during the nine months ended September 30, 2006 compared to $8.1 million for the nine months ended September 30, 2005. In addition, we did not borrow under insurance financing arrangements during the nine months ended September 30, 2006 since we were able to obtain funding for substantially all of our 2006 insurance programs in the fourth quarter of 2005. This is in contrast to the nine months ended September 30, 2005 when we borrowed under insurance financing arrangements, since we did not finance our insurance premiums at the end of 2004. Additionally, during the nine months ended September 30, 2006, the repayments under insurance financing arrangements were $19.8 million higher than the repayments during the nine months ended September 30, 2005 since more premiums were financed for the 2006 coverage.

Debt and Letters of Credit
As more fully discussed in Note 11 to the unaudited consolidated financial statements included in “Item 1. Financial Statements,” the DIP Facility now provides for debtor-in-possession financing of up to $260 million plus interest paid in kind. During the third quarter of 2006, we paid interest in kind by addition to principal of approximately $3.0 million. Of the $3.0 million interest paid in kind, $2.8 million was added to DIP Facility Term Loan B and $0.2 million was added to DIP Facility Term Loan C.
The amount available under the $130 million Revolver included in the DIP Facility may be reduced based on the calculation of eligible Revolver collateral. As of September 30, 2006, $109.6 million of eligible Revolver collateral was available. As of September 30, 2006, approximately $38.5 million of the Revolver was committed under letters of credit primarily related to the settlement of insurance claims and $43.1 million in loans were outstanding under the Revolver. We had approximately $19.9 million and $23.6 million available under the Revolver as of September 30, 2006 and November 4, 2006, respectively and had $20 million available under Term Loan C as of September 30, 2006 and November 4, 2006.
We renew our letters of credit annually. At September 30, 2006, we had agreements with third parties to whom we had issued $137.1 million of letters of credit primarily relating to settlements of insurance claims and reserves as well as support for a line of credit at one of our foreign subsidiaries. Of the $137.1 million, $38.5 million of these letters of credit are secured by availability under the Revolver and $98.6 million are issued by our wholly owned captive insurance subsidiary, Haul Insurance Limited, and are collateralized by $98.6 million of restricted cash, cash equivalents and other time deposits held by this subsidiary. The amount of letters of credit that we may issue under the Revolver may not exceed $75 million and may be less than this amount based on existing availability under the DIP Facility. We utilized $38.5 million of this availability at September 30, 2006 and the remaining letter of credit availability under the DIP Facility as of September 30, 2006 was $19.9 million.
Off-Balance Sheet Arrangements
Between January 1, 2006 and November 4, 2006, we entered into no new significant off-balance sheet arrangements. See our 2005 Annual Report on Form 10-K for a discussion of our off-balance sheet arrangements as of December 31, 2005.
Disclosures About Market Risks
We face several risks, some of which we discuss in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The primary market risks inherent in our market risk sensitive instruments and positions are the potential loss arising from adverse changes in fuel prices, interest rates, self-insured claims and foreign currency exchange rates.
Fuel Prices
Our Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as the weather, government policies, and changes in global demand and global production. To reduce the price risk caused by market fluctuations, Allied Automotive Group periodically purchases fuel in advance of consumption. A 10% increase in diesel fuel prices over the average price of fuel for the first nine months of 2006 would increase costs by $10.2 million over the next twelve months assuming levels of fuel consumption in the next twelve months are consistent with levels of fuel consumed in the first nine months of 2006. At least a portion of this increase in costs could be recovered by our fuel surcharge arrangements with our customers. Currently, we have in place fuel surcharge agreements with substantially all of our customers. In periods of rising fuel prices and declining vehicle deliveries, we may not recover all of the fuel price increase through our fuel surcharge programs since fuel surcharges reset at varying intervals, which do not exceed one quarter, based on fuel prices in the applicable preceding time period.
Interest Rates
We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. Prior to the Chapter 11 filings, the Senior Notes bore interest at a fixed rate. During the Chapter 11

Proceedings, the Senior Notes rank as an unsecured claim, and we have ceased the accrual and payment of interest pending consummation of a plan of reorganization. As of September 30, 2006, we had $156.2 million outstanding under the DIP Facility subject to variable rates of interest. The interest rates on the Revolver in our DIP Facility may vary based on either an annual index rate (based on the greater of the base rate on corporate loans as published from time to time in The Wall Street Journal and the federal funds rate plus 0.50%) plus 2.00%, or LIBOR plus 3.00%. DIP Facility Term Loan A bears interest at an annual rate of LIBOR plus 5.50%. DIP Facility Term Loan B bears interest at an annual rate of LIBOR plus 8.50%. DIP Facility Term Loan C bears interest at an annual rate of LIBOR plus 9.5%. Based on the outstanding balance of the DIP Facility as of September 30, 2006, the impact of a three-percentage point increase in interest rates would result in an increase in our annual interest expense of approximately $4.7 million.
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
Foreign Currency Exchange Rates
Though we operate primarily in the U.S., we own foreign subsidiaries, the most significant being Allied Systems (Canada) Company. The net investment in our foreign subsidiaries translated into U.S. dollars using the rate of exchange in effect at September 30, 2006, was $43.7 million. The potential impact on other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates approximates $4.4 million.
At September 30, 2006, we had an intercompany payable balance of $50.2 million denominated in U.S. dollars recorded on our Canadian subsidiary’s balance sheet. The potential impact from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance would be a $5.0 million charge or credit to the statement of operations. We do not currently use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates.
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
A summary of the significant accounting policies that we follow in the preparation of our financial statements as well as footnotes describing various elements of the financial statements and the assumptions on which specific amounts were determined, are included in our consolidated financial statements included in our 2005 Annual Report on Form 10-K. In addition, our critical accounting policies and estimates are discussed in our 2005 Annual Report on Form 10-K, and we believe that no material changes have occurred since the filing of that report.
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
Cautionary Notice Regarding Forward-Looking Statements
We make forward-looking statements in this Quarterly Report on Form 10-Q and in other materials we file with the SEC or otherwise make public. This Quarterly Report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” contains forward-looking statements. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including our ability to emerge from Chapter 11) and demand for our services, and other statements of our plans, beliefs, or expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth in Part II, “Item 1A. Risk Factors” and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, which could cause actual results to differ materially from our expectations.
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
See also Note 14 (c) of the notes to our unaudited consolidated financial statements included in “Part 1 — Item 1. Financial Statements.”
Item 1A. Risk Factors
Our business is subject to certain risks, including the risks described below. Readers of this Quarterly Report on Form 10-Q should take such risks into account in evaluating any investment decision involving our securities. This Item 1A does not describe all risks applicable to our business and is intended only as a summary of certain material factors that affect our operations and the vehicle-hauling industry in which we operate. More detailed information concerning these and other risks is contained in other sections of this Quarterly Report on Form 10-Q and our other reports filed with the SEC.
We may not be able to successfully reorganize under Chapter 11, which would likely terminate our future business prospects and our ability to continue as a going concern and result in a liquidation of our assets.

On July 31, 2005, Allied Holdings, Inc. and substantially all its subsidiaries filed for voluntary reorganization under Chapter 11. Our ability to successfully reorganize could be hampered by a number of factors including our ability to obtain the required votes of the Creditors Committee to approve and implement a plan of reorganization, our ability to reach agreements with the Teamsters in the United States on modifications to the Master Agreement which we believe are necessary to allow us to emerge from Chapter 11, our ability to comply with the covenants contained within our DIP Facility, as well as our ability to obtain financing to replace the DIP Facility upon the earlier of our emergence from Chapter 11 or the termination of such facility, our ability to obtain an extension of the maturity date of the Revolver portion of our DIP Facility, our ability to motivate and retain key employees and suppliers and the extent to which the reorganization process serves to divert management’s attention away from the daily running of the business. In addition, the adverse publicity regarding our Chapter 11 filings and performance could affect our results going forward. Any adverse effect on our credit standing with our lenders and suppliers could affect the costs of doing business and our negotiating power with lenders and creditors. We can provide no assurance that the reorganization process will be successful. If it is not successful, it is likely that we would be forced to cease operations and liquidate our assets.
We have a significant amount of debt and substantially all our assets are pledged as collateral for debt obligations, which could limit our operational flexibility and customer relationships or otherwise adversely affect our financial condition.
As of September 30, 2006, we had borrowings under our DIP Facility of approximately $156.2 million and Senior Notes outstanding of $150 million. As more fully discussed in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” additional borrowings may be available under our DIP Facility. However, we are exposed to the risks normally associated with substantial amounts of debt such as:
•	We may not be able to repay, refinance or extend our debt as it matures. The Revolver under the DIP Facility matures on February 2, 2007, and the term loans under the DIP Facility mature on June 30, 2007;

•	If we are not able to refinance or extend our debt when it matures, we may not be able to repay the debt;

•	We may not be able to fund our insurance programs which must be maintained in order for us to remain in business;

•	Substantially all our assets are pledged as collateral for our debt and as a result we are limited in our ability to sell assets to generate additional cash;

•	Our flexibility in responding to changes in the business and industry may be reduced;

•	We may be more vulnerable to economic downturns;

•	Our major customers may further reduce production levels;

•	We may be unable to invest in our fleet of Rigs;

•	We may be unable to meet customer demands; and

•	We may be limited in our ability to withstand competitive pressures.
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
In recent years, as a result of our financial condition, we have operated under a reduced capital expenditure plan with respect to our fleet of Rigs. As a result, we have been unable to replace or remanufacture the number of Rigs or engines we normally would have if we had not been forced to significantly reduce our capital expenditures. We believe that approximately 67% of our active fleet of Rigs will reach the end of their useful lives and must be replaced in 2006 through 2010, which will require a significant increase in our capital spending on the fleet, from approximately $34 million in 2006 to approximately $92 million in 2007 and an average of $76 million in each of the years 2008, 2009 and 2010. No assurances can be provided that we will have the necessary capital from our operations or that we will be able to obtain financing on terms acceptable to us, or at all, to support this necessary increase in capital investment. In addition, even if we are able to invest the amounts indicated above each year, Rigs may have to be taken out of service sooner than planned as a result of tractor engine failures or trailer failures or the Rigs otherwise reaching the end of their useful lives. A large number of Rig failures could result in our inability to meet our service requirements under existing customer contracts, which could result in the termination of such agreements by our customers and would likely have a material adverse effect on our operations and financial results. Additionally, we may be forced to increase repair and maintenance spending in an effort to maintain the number of Rigs in service.
We presently have no excess Rigs that we could utilize to service our existing business or that we could utilize to seek additional business beyond the Rigs that we presently operate. In the event we do not have sufficient funds available to make the capital expenditures outlined above at the appropriate time or if our Rig engines or tractors fail, we will be required to remove Rigs from operations. In the event we are required to remove Rigs from operations for this or other reasons, there will be an adverse effect on our operations, our financial results and customer relationships.
If we are not able to modify our Master Agreement with the IBT in the U.S. or renegotiate our other union contracts on terms favorable to us as they expire, or if work stoppages or other labor disruptions occur during such negotiations, it could preclude us from emerging from bankruptcy and would have a material adverse effect on our operations.
On March 8, 2006, certain of our subsidiaries, including Allied Systems, Ltd., made a proposal to the IBT for a new collective bargaining agreement regarding our employees in the U.S. represented by the Teamsters, by modifying the current collective bargaining agreement, which expires on May 31, 2008. This agreement covers approximately 3,700 drivers and yard and shop personnel employed by our Automotive Group. The proposal seeks to eliminate future increases to wage, health, welfare benefits and pension contributions as contemplated by the master agreement, seeks to reduce current wages and contribution levels regarding wages, health, welfare benefits and pension contributions and seeks to modify certain operational procedures. If we are unable to successfully modify the terms of the Master Agreement, we may not be able to emerge from Chapter 11 and may have to cease operations and liquidate our assets.
Our collective bargaining agreement that covers our employees that are represented by the Teamsters union in the Provinces of Ontario and Quebec, which represent approximately 70% of our Canadian bargaining employees, expired on October 31, 2006. Negotiations have recently begun with the Teamsters union in Canada regarding a renewal of this contract. No assurance can be provided that we will be able to negotiate a new union contract with the Teamsters union regarding our employees in the Provinces of Ontario and Quebec, or that such contract, if negotiated, will be on terms acceptable to us or that the contract will not result in increased labor costs or work stoppages, or lost customer market share which could, in turn, have a material adverse effect on our operations.
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
Higher fuel prices or a shortage of fuel could impact the sales of SUVs or light trucks at our major customers, which could impair our revenues and negatively impact our earnings. Further, fuel is a major expense in the transportation of automobiles and the cost and availability of fuel are subject to economic and political factors and events, which we can neither control nor accurately predict. We attempt to minimize the effect of fuel price fluctuations by periodically purchasing a portion of our fuel in advance, but we can provide no assurance that such activity will effectively mitigate our exposure. In addition, we have negotiated fuel surcharges with substantially all of our customers, which now enable us to pass on at least a portion of any increase in fuel costs to these customers. Customer fuel surcharges reset at varying intervals, which do not exceed one quarter, based on fuel prices in the applicable preceding time period. This results in a lag between the time period when actual fuel prices change and the time period when the fuel surcharge is adjusted. Nevertheless, we can provide no assurance that we will be able to continue to obtain fuel surcharges from these customers. Furthermore, in periods of rising fuel prices and declining vehicle deliveries, we may not recover all of the fuel price increase through our fuel surcharge programs due to the lag discussed above.
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
Allied Automotive’s business is highly dependent on its largest customers, General Motors, Ford, DaimlerChrysler, Toyota and Honda. General Motors, Ford and DaimlerChrysler have publicly announced plans to reduce production levels and eliminate excess manufacturing capacity including plans to eliminate jobs and reduce costs for certain employees. The efforts underway by our customers to improve their overall financial condition could result in numerous changes that are beyond our control including additional unannounced customer plant closings, changes in products or distribution patterns, further volume reductions, labor disruptions, changes or disruptions in our accounts receivable, mandatory reductions in our pricing, terms or service conditions or market share losses. We cannot accurately anticipate some of the risks associated with the financial condition of our largest customers.
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
We reported net losses of $125.7 million, $53.9 million, $8.6 million, $7.5 million and $39.5 million for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively and a net loss of $9.2 million for the nine months ended September 30, 2006. In addition, our accumulated deficit at September 30, 2006 was $223.8 million. Our ability to improve our performance and profitability are dependent upon several factors including the timely and successful confirmation and implementation of a plan of reorganization, the economy, the dynamics of the automotive transportation industry including actions by our major customers, our ability to develop and implement successful business strategies, our ability to maintain effective relationships with our employees including those represented by the Teamsters, our ability to maintain effective relationships with our suppliers, the price and availability of fuel and our ability to successfully manage other operational challenges. If we fail to improve our performance, it could continue to have an adverse effect on our financial condition, cash flow, liquidity and business prospects and our operations would not likely be profitable in the ensuing years.
Our restricted cash, cash equivalents and other time deposits are not available for use in our general operations even if they were needed to fund our operations.
As of September 30, 2006, our restricted cash, cash equivalents and other time deposits were approximately $98.6 million. We use these restricted cash, cash equivalents and other time deposits to collateralize letters of credit required by third-party insurance companies for the settlement of insurance claims. These assets are not available for use in our general operations even if needed for our continued operations or to service our debt obligations.
If we do not maintain our relationships with major customers or these relationships are terminated, reduced or redesigned, our operations could be materially and adversely affected.
Allied Automotive’s business is highly dependent on its largest customers, General Motors, Ford, DaimlerChrysler, Toyota and Honda. Approximately 88% of our Automotive Group’s 2005 revenues were generated through the services provided to these customers. We can provide no assurance that we will be able to successfully renew contracts with these customers on or prior to their expiration on terms satisfactory to us or that we will be able to continue to serve these customers without service interruption. In addition, the Automotive Group faces the risk of losing market share in connection with its negotiations to renew its customer contracts. For instance, in 2004, the Automotive Group renewed its agreement with DaimlerChrysler and though the agreement resulted in increased billing rates, the Automotive Group lost DaimlerChrysler’s business at six locations in connection with the contract renewal. Also, in 2005, in connection with the renewal of its contract with Toyota in the U.S., the Automotive Group lost business at locations that generated approximately 32% of the 2005 revenues associated with the Toyota account. A continued loss in market share without an increase in revenues or pricing or an adequate reduction in costs would likely have an adverse effect on our operations.
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
The automotive transportation industry is highly competitive. Our Automotive Group currently competes with other motor carriers of varying sizes, as well as with railroads and independent owner-operators. Allied Automotive also competes with nonunion motor carriers that may be able to provide services to their customers at lower prices and in a more flexible manner than we can. The development of new methods for hauling vehicles could also lead to increased competition. For example, some customers occasionally utilize local drive-away services to facilitate local delivery of products. There has also been an increase in the number of vehicle-hauling companies that utilize nonunion labor, and we believe that the market share and Rig capacity represented by such companies is increasing. Vehicle-hauling companies that utilize nonunion labor operate at a significant cost advantage as compared to our Automotive Group and other unionized vehicle-hauling companies. Nonunion competitors also operate without restrictive work rules that apply to our Automotive Group and other unionized companies. Railroads, which specialize in long-haul transportation, may be able to provide delivery services at costs to customers that are less than the long-haul delivery cost of Allied Automotive’s services. Further, the railroads could form alliances for local delivery of customer products. If we lose market share to these competitors, or have to reduce our rates in order to retain our market share, our financial condition and results of operations could be materially and adversely affected.
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
Our success is dependent upon our senior management team, as well as our ability to attract and retain qualified personnel. If our management team is unable to develop successful strategies, achieve company objectives or maintain satisfactory relationships with our customers, employees, suppliers and creditors, our ability to grow our business and meet business challenges could be impaired. We can provide no assurance that we will be able to retain our existing senior management team or that we will be able to attract and retain qualified replacement personnel.
The loss of our Teamster drivers and mechanics could adversely affect our operations.
Our ability to perform daily operations on behalf of our customers is dependent upon our ability to attract and retain qualified drivers and mechanics to staff our Automotive Group’s terminals and garages. Should we experience higher Teamster employee retirements or resignations due to our efforts to seek interim wage relief or modifications in our Master Agreement, our ability to grow our business, maintain our current business levels and meet customer service requirements could be adversely impacted. We can provide no assurance that we will be able to retain existing Teamster personnel at existing staffing levels or attract new Teamster employees to replenish our work force. Further, we can provide no assurance regarding the effect that our efforts to modify the Master Agreement will have on our ability to attract and retain such employees.
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

ALLIED HOLDINGS, INC.

Date: November 14, 2006	By:	/s/ Hugh E. Sawyer

Hugh E. Sawyer,
President and Chief Executive Officer

Date: November 14, 2006
	By:	/s/ Thomas H. King

Thomas H. King,
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting
Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Thomas H. King.

32.1	Section 1350 Certification by Hugh E. Sawyer.

32.2	Section 1350 Certification by Thomas H. King.