Form 10-K
period 2006-12-31
ALLIED HOLDINGS INC
filed 2007-05-24
CIK 909950

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-22276

Allied Holdings, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-0360550 (I.R.S. Employer ID Number)

160 Clairemont Avenue, Suite 200, Decatur, Georgia 30030 (Address of principal executive office)	(404) 373-4285 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

None (Title of Class)	No par value Common Stock (Title of Class)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).Yes ☐     No ☑
The number of shares outstanding of the Registrant’s common stock as of May 3, 2007 was 8,980,329.
The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing stock price of the common stock as of June 30, 2006 as reported on the Pink Sheets, was approximately $5.6 million. Shares of the Registrant’s common stock owned by its directors and executive officers were excluded from this aggregate market value calculation; however, shares owned by the Registrant’s institutional stockholders were included.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ALLIED HOLDINGS, INC.

PART I
Item 1. Business
When we use the terms “Allied,” “we,” “us,” and “our,” we mean Allied Holdings, Inc. and its subsidiaries on a consolidated basis, and as the context requires, Allied Holdings, Inc. and its subsidiaries that filed for Chapter 11 protection pursuant to the U.S. Bankruptcy Code.
Our Company
We are a vehicle-hauling company providing a range of logistics and other support services to the automotive industry. Our principal operating subsidiaries are Allied Automotive Group, Inc. (collectively with its subsidiaries referred to as “Allied Automotive” or the/our “Automotive Group”) and Axis Group, Inc. (“Axis” or the “Axis Group”). Allied Automotive is our largest subsidiary comprising 97% of our 2006 revenues.
Voluntary Reorganization under Chapter 11
On July 31, 2005 (the “Petition Date”), Allied Holdings, Inc. and substantially all of its subsidiaries (the “Debtors”) filed voluntary petitions with the U.S. Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”) seeking protection under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”). Our captive insurance company, Haul Insurance Limited, as well as our subsidiaries in Mexico and Bermuda (the “Non-debtors”) were not included in the Chapter 11 filings. Our Canadian subsidiaries obtained approval for creditor protection under the Companies Creditors’ Arrangement Act in Canada and are included among the subsidiaries that filed voluntary petitions seeking bankruptcy protection. Like Chapter 11, the Companies Creditors Arrangement Act in Canada allows for reorganization under the protection of the court system.
The Chapter 11 filings were precipitated by various factors, including the decline in new vehicle production at certain of our major customers, rising fuel costs, historically high levels of debt, increasing wage and benefit obligations for our bargaining employees in the U.S. and the increase in non-union vehicle-hauling competition. The majority of our bargaining employees in the U.S. are covered by the National Master Automobile Transporters Agreement (“Master Agreement’) with the International Brotherhood of Teamsters (the “Teamsters” or “IBT”). We are currently operating our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and cannot engage in transactions considered to be outside of the ordinary course of business without obtaining Bankruptcy Court approval. We will refer to the proceedings between the Petition Date and the date that a plan of reorganization is effective as the Chapter 11 Proceedings.
On April 6, 2007, the Bankruptcy Court approved the Disclosure Statement (“Disclosure Statement”) for the Second Amended Joint Plan of Reorganization (as amended, the “Joint Plan”) filed by the Debtors, the Teamsters National Automobile Transportation Industry Negotiating Committee, on behalf of the Teamsters and Yucaipa American Alliance Fund I, LP and Yucaipa American Alliance (Parallel) Fund I, LP (collectively “Yucaipa”) and authorized its use in connection with the solicitation of votes from those creditors and other parties in interest that were entitled to vote on a plan of reorganization. We subsequently received the votes needed and the Bankruptcy Court approved the Joint Plan on May 18, 2007. The Joint Plan includes several conditions precedent to the effective date, including the closing and funding of exit financing.
The Disclosure Statement for the Joint Plan contemplates that we will continue to operate in substantially our current form, and contemplates the resolution of the outstanding claims against and interests in the Debtors pursuant to the Bankruptcy Code. Upon the effective date of the Joint Plan, the Debtors would be reorganized through, among other things, the consummation of the following transactions:
i)	Payment of the Original DIP Facility and funding of the exit financing, both of which have been facilitated by the New DIP Facility, subject to certain conditions;

ii)	Payment in cash, reinstatement, return of collateral or other treatment of other secured claims agreed between the holder of each such claim and Yucaipa;

iii)	Distribution of new common stock on a pro rata basis to the holders of allowed general unsecured claims;

iv)	Cancellation of the existing common stock interests in the Debtors (holders of equity interests will receive nothing under the Disclosure Statement for the Joint Plan); and

v)	Assumption of assumed contracts.
On March 30, 2007, we obtained financing arranged by an affiliate of Goldman Sachs & Co., (the “New DIP Facility”) which provides debtor-in-possession financing of up to $315 million. The New DIP Facility, which was amended in April 2007, replaces the financing obtained on August 1, 2005 in connection with our Chapter 11 filing (the “Original DIP Facility”) and subject to the satisfaction of certain conditions, the New DIP Facility may convert, at our option, to a senior secured credit facility upon our emergence from Chapter 11. See Note 14 of our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional discussion on the New DIP Facility.
As more fully discussed in “Equipment, Maintenance and Fuel” below, subsequent to December 31, 2006, we entered into an agreement with Yucaipa pursuant to which Yucaipa will purchase approximately 150 specialized tractors and car-haul trailers (“Rigs”) from the bankruptcy auction of Blue Thunder Auto Transport, Inc. (the “Blue Thunder Rigs”). The Blue Thunder Rigs will then be sold by Yucaipa to us at cost. We are financing the purchase of these Rigs with purchase money financing provided to us by Yucaipa (the “Rig Financing”), which Rig Financing was approved by the Bankruptcy Court on April 6, 2007. The maximum amount financed under the Rig Financing will not exceed $15 million. At the option of Yucaipa, upon our successful emergence from Chapter 11, Yucaipa may convert the Rig Financing into additional equity of our company. As of May 3, 2007, we had purchased 117 of these Rigs from Yucaipa at a cost of $8.9 million.
In connection with the Chapter 11 Proceedings, the Bankruptcy Court granted several “first day” orders that enable us generally to operate in the ordinary course of business. In addition, the Office of the United States Trustee appointed a committee of unsecured creditors (“Creditors Committee”). The Creditors Committee and its legal representatives had the right to be heard on all matters that came before the Bankruptcy Court, including the Joint Plan.
During the Chapter 11 Proceedings, actions by creditors to collect pre-petition indebtedness are stayed and other contractual obligations generally may not be enforced against us. As debtors-in-possession, we have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. The term executory contracts refer to contracts in which the obligations of both parties are unperformed. In this context “rejection” means that we are relieved from our obligations to perform further under the contract or lease but are subject to a claim for damages for the related breach. Any damages resulting from rejection are treated as general unsecured pre-petition claims during the Chapter 11 Proceedings. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with bankruptcy procedures. We had until the confirmation of the Joint Plan to assume or reject contracts and leases.
Pre-petition claims that were contingent or unliquidated at the commencement of the Chapter 11 Proceedings are generally allowable against the debtor-in-possession in amounts fixed by the Bankruptcy Court. A contingent claim is one which is dependent on the occurrence of a certain event whereas an unliquidated claim is one in which the amount is uncertain. The bar date for creditors to file claims with the Bankruptcy Court was February 17, 2006 and we are in the process of reconciling these claims to our records. The rights of and ultimate payment of pre-petition obligations are subject to resolution under the Joint Plan.
At this time, it is not possible to accurately predict the effect of the Chapter 11 Proceedings on our business. Our future results of operations will depend on the timely and successful implementation of the Joint Plan and we can provide no assurance that the Joint Plan will be consummated. The rights and claims of various creditors and security holders are determined by the Joint Plan under the priority plan established by the Bankruptcy Code.

The Securities and Exchange Commission (“SEC”) has informed the Debtors of its intention to monitor the Chapter 11 Proceedings.
See Note 3 of our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for other Chapter 11 related disclosures. The discussion concerning our Chapter 11 filings that we include in this Annual Report on Form 10-K provides general background information and is not intended to be an exhaustive summary. Detailed information pertaining to our Chapter 11 filings may be viewed at www.administar.net or on our website at www.alliedholdings.com.
Principal Operating Subsidiaries
Allied Automotive Group
With its specialized tractors and car-haul trailers, the Automotive Group serves and supports substantially all of the major domestic and foreign automotive manufacturers offering a range of vehicle delivery services, including the transportation of new, pre-owned and off-lease vehicles to dealers from plants, rail ramps, inland distribution centers, ports and auctions, while also providing yard management services including vehicle rail-car loading and unloading services. Though there is limited public information available about our competitors, most of whom are privately-owned companies, we believe that our Automotive Group is the largest transporter of new automobiles, sport-utility vehicles (“SUVs”) and light trucks via specialized Rigs in North America. We base this on the number of vehicles our Automotive Group delivers annually versus total vehicles produced and on revenues generated from vehicle deliveries. Allied Automotive’s largest customers are General Motors, Ford, DaimlerChrysler, Toyota and Honda. During 2006, these customers accounted for approximately 88% of the Automotive Group’s revenues. Other customers include the other major foreign manufacturers, namely Mazda, Nissan, Isuzu, Volkswagen, Hyundai, and KIA. Allied Automotive operates primarily in the “short-haul” segment of the automotive transportation industry. When we use the term “short-haul,” we mean average hauled distances of less than 200 miles from the point of origin.
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
Information regarding our revenues, operating income (loss) and total assets for each of our operating segments and the revenues and total assets for each major geographic area for 2006, 2005 and 2004 is included in Note 19 of our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Our Operations
Our operations team is responsible for the management of our terminals in the U.S. and Canada. Our Automotive Group operates a total of 73 terminals and 40 garages while our Axis Group operates 41 terminals. Our day-to-day operations are directed from these terminals. Our Rigs are primarily maintained at the 40 garages. Our Automotive Group’s terminals rely upon one customer service center in Decatur, Georgia to design optimal loads for each Rig and to coordinate our line-haul dispatch function. Our Axis Group’s carrier management services relies upon a separate customer dispatch center in Decatur, Georgia to coordinate pickup and delivery of customer vehicles. Terminal staffing varies based on a number of factors including complexity, size, delivery profile and number of customers served but may include a terminal manager, an assistant terminal manager, an operations manager, a shop manager, a quality or safety manager (these two positions are sometimes combined), yard supervisors and other yard employees, mechanics, dispatchers, drivers, an office supervisor and administrative associates. Our corporate office is located in Decatur, Georgia. Some centralized management services for our Automotive Group and our Axis Group are provided by our corporate office and include logistics and load planning, information technology, sales and marketing, purchasing, finance and accounting, human resources, legal services, planning, insurance and risk management.
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
As part of the decision to expand internationally, in 1988, through our Axis Group, we formed a Brazilian joint venture to provide logistics services to the auto transport market in the Mercosur region of South America. A year later, we set up an Axis business unit in Mexico. In 1999, the Axis Group created a joint venture with AutoLogic Holdings (a logistics firm serving the car industry in Belgium, France, the Netherlands, and the UK) to manage Ford’s distribution of vehicles in the United Kingdom. We sold our interest in this joint venture and the Brazilian joint venture in 2001.
In 2000, our Axis Group purchased CT Group, Inc., a provider of vehicle inspection services to the pre-owned and off-lease vehicle market. In 2001, the Axis Group established a deal with Toyota Motor Sales to provide vehicle tracking of more than 1.5 million vehicles per year.
Since 2000, we have made no significant acquisitions. Instead, we have focused on the restructuring and streamlining of our operations including closing terminals deemed to be unprofitable and focusing on cost reduction initiatives. Positive developments in these areas were, however, hampered by our historically high debt level as well as by certain automotive industry dynamics including, but not limited to, the rising cost of fuel, the decline in new vehicle production at certain of our major customers, the increase in non-union vehicle-hauling competition and increasing wages and benefits under our collective bargaining agreements with the Teamsters. These challenges and other factors culminated in our Chapter 11 filings on July 31, 2005.
Customer Relationships
Allied Automotive has one-year or multi-year contracts in place with substantially all of its customers. However, most of these contracts can be terminated by either party upon a specified period of notice. These contracts establish rates for the transportation of vehicles and are generally based upon a fixed rate per vehicle transported, a variable rate for each mile that a vehicle is transported and in certain cases an administrative processing fee. Certain contracts provide for rate variation per vehicle depending on the size and weight of the vehicle. During 2005 and 2006, substantially all of our customers paid us a fuel surcharge that allowed us to recover at least a portion of the fuel price increases that occurred during these years. Except in cases where we are able to obtain the customer’s agreement, these contracts do not permit the recovery of increases in fuel taxes or labor costs.
Our Automotive Group has developed and maintained long-term relationships with its significant customers and has historically been substantially successful in negotiating the renewal of contracts with these customers. Under written contracts, the Automotive Group has served Ford since 1934, DaimlerChrysler since 1979 and General Motors since 1997. Current customer contracts include the following:

•	a contract with DaimlerChrysler, which was renewed in December 2005, expires on September 30, 2007, and grants the Automotive Group primary carrier rights for 24 locations in the U.S. and 13 in Canada. The contract may be terminated by location on 150 days notice by either party. This contract, as renewed, provided for an increase in underlying base rates as of October 1, 2005 and again on October 1, 2006. This renewed agreement was approved by the Bankruptcy Court in March 2006;

•	a contract with General Motors, which expires in December 2008, grants the Automotive Group primary carrier rights for 36 locations in the U.S. and Canada. This contract was renewed in December 2005 with rate increases effective January 1, 2006 and January 1, 2007. General Motors does not have the right to contract with other vehicle-hauling service providers at a location under the terms of the contract unless the Automotive Group fails to comply with service or quality standards at such location. Should an event of non-compliance occur, the Automotive Group has 30 days in which to cure. If Allied Automotive does not cure, General Motors may give 60 days notice of termination with respect to the applicable location. This renewed agreement was approved by the Bankruptcy Court in January 2006;

•	a contract with American Honda Motor Company for vehicles delivered in the United States which extends the Automotive Group’s current contract with Honda in the United States through March 31, 2009. Pursuant to the terms of the agreement which was renewed in March 2006, the Automotive Group will continue performing vehicle delivery services at all of the locations in the United States that it currently serves for Honda. The contract renewal includes increases in the underlying rates paid by Honda to the Automotive Group for vehicle delivery services effective April 1, 2006, and again on April 1, 2007 and April 1, 2008;

•	an executed agreement with Toyota regarding a contract commencing on April 1, 2007, which will expire on March 31, 2008. This agreement was approved by the Bankruptcy Court on May 10, 2007 and provides for an increase in the base rates effective as of May 10, 2007; and

•	an agreement in principle with Ford Motor Company through Autogistics, a service relationship between Ford and UPS Logistics, that oversees Ford’s vehicle delivery network. This agreement in principle grants the Automotive Group primary rights to 22 locations in the U.S. and Canada, provided that Ford will have the right to resource certain business from Allied at locations which are mutually acceptable to both Ford and Allied. The agreement in principle provides for increased rates on all business served by Allied for Ford beginning when we emerge from Chapter 11. This agreement in principle remains subject to the execution of a definitive agreement between the parties and the approval of the agreement by the Bankruptcy Court.
We anticipate that the Automotive Group will be able to continue these relationships with its customers without interruption of service, but we can provide no assurance that we will be able to successfully renew these contracts on terms satisfactory to us on or prior to their expiration dates or without a loss of market share or a reduction in pricing or without a change in service conditions or that we will be able to continue to serve these customers without service interruption.
Proprietary Management Information Systems
We are committed to using our technology to serve our customers. Our Automotive Group’s management information system is a centralized, fully integrated information system that serves as a company-wide database, which allows the Automotive Group to quickly respond to customer information requests without having to combine data files from several sources. Updates with respect to vehicle load, dispatch and delivery are immediately available for reporting to our customers and with our information system, we are able to control and track customer vehicle inventories. Through electronic data interchange (“EDI”), our Automotive Group communicates directly with manufacturers in the process of delivering vehicles and electronically bills and collects from these manufacturers. Allied Automotive Group also utilizes EDI to communicate with inspection companies, railroads, port processors, and other carriers.

The information system of Allied Automotive is a tool used by its personnel to design certain loads to be delivered by the Automotive Group and takes into account factors such as the capacity of the Rig, the size of the vehicles, the route, the drop points, applicable weight and height restrictions and the formula for paying drivers. The system also determines the most economical and efficient load sequence and drop sequence for certain vehicles to be transported. Load sequence is defined as the order or arrangement of vehicles (each of which may vary in weight) on a trailer, whereas the drop sequence is defined as the order in which vehicles will be delivered. Loads are also designed manually by our Automotive Group’s personnel, taking into account the same factors described above and customer service requirements. Additionally, Axis has developed both a yard management system, which maintains the vehicle inventory in a storage facility, as well as a vehicle tracking system, which estimates the dates and times of vehicle arrivals at the dealerships from multiple origination points and channels of distribution. Axis operates the vehicle tracking system for Toyota whereby Axis manages dealer transit and delivery data on behalf of Toyota for all of their vehicles sold in the U.S.
Management Strategy
We utilize a performance management strategy, which we believe contributes to driver productivity, customer cargo claim prevention, enhanced efficiency, safety, and consistency of operations. This management strategy and culture is results-driven and is designed to enhance employee performance through high standards, accountability, precise measurement matrices, careful employee selection, new hire training and continuous training.
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
We retain losses within certain limits through high deductibles or self-insured retentions. For certain risks, coverage for losses is provided by primary and reinsurance companies unrelated to our company (“third-party insurance carriers”). Haul Insurance Limited, our captive insurance subsidiary, provides reinsurance coverage to certain of our third-party insurance carriers for certain types of losses for certain years within our insurance program, primarily insured workers’ compensation, automobile and general liability risks.
Effective January 1, 2006 and continuing into 2007, we retain liability for U.S. automobile liability claims for the first $1 million per occurrence with no aggregate limit. For claim amounts in excess of $1 million per occurrence, we are covered by excess insurance. In Canada, we retain liability up to CDN $500,000 for each auto liability claim, with no aggregate limit. For claim amounts in excess of CDN $500,000, we are covered by excess insurance.
For the claim year ended December 31, 2005, we utilize three layers of coverage for automobile claims in the U.S. as follows:
•	The first layer includes the first $1 million of every claim. We retain liability for this layer, with no aggregate limit.

•	The second layer includes the amount by which individual claims exceed $1 million up to $5 million per occurrence. For this second layer, we retain liability up to an aggregate deductible of $7 million. Aggregate claim amounts in the second layer in excess of $7 million are covered by excess insurance.

•	The third layer includes the amount by which individual claims exceed $5 million per occurrence. Individual claim amounts greater than $5 million are covered by excess insurance to a limit of $150 million per occurrence.
For the claim year ended December 31, 2005, we also utilize three layers of coverage for automobile claims in Canada as follows:

•	The first layer includes the first CDN $500,000 of every claim. We retain liability for this layer, with no aggregate limit.

•	The second layer includes the amount by which individual claims exceed CDN $500,000 up to CDN $1 million, per occurrence. For this second layer, we retain liability up to an aggregate deductible of CDN $500,000. Aggregate claim amounts in the second layer in excess of CDN $500,000 are covered by excess insurance.

•	The third layer includes the amount by which individual claims exceed CDN $1 million, per occurrence. Individual claim amounts that are greater than CDN $1 million are covered by excess insurance to a limit of $150 million per occurrence.
For the claim years 2007, 2006 and 2005, we retain liability of up to $250,000 for each cargo damage claim in the U.S. and up to CDN $250,000 for each cargo damage claim in Canada. There is no aggregate limit. Claim amounts in excess of these amounts are covered by excess insurance.
For certain of our operating subsidiaries, we are qualified to self-insure against losses relating to workers’ compensation claims in the states of Florida, Georgia, Missouri and Ohio. For these states, we retain respective liabilities of $400,000, $500,000, $500,000 and $350,000, per occurrence. Claim amounts in excess of these amounts are covered by excess insurance.
In those states where we are insured for workers’ compensation claims, the majority of our risk in 2007 and 2006 is covered by a fully insured program with no deductible. For 2007, the premium paid is adjustable upward or downward proportionally based on any variance between actual and estimated payroll. For 2005, our captive insurance subsidiary provided insurance coverage for the majority of our workers’ compensation losses and the deductible was $650,000 per claim. Claims in excess of that amount are covered by excess insurance.
Workers’ compensation losses in Canada are covered by government insurance programs to which we make premium payments. In certain provinces, we are also subject to retrospective premium adjustments based on actual claims losses compared to expected losses.
We are also required to provide collateral to our third-party insurance carriers and various states for losses in respect of worker injuries, accident, theft, and other loss claims. For this purpose, we utilize cash and/or letters of credit. To reduce our risks in these areas as well as the letter of credit or underlying collateral requirements, we have implemented various risk management programs. However, we can provide no assurance that the current letter of credit requirements will be reduced nor can we provide assurance that these letter of credit requirements will not increase.
Equipment, Maintenance and Fuel
As of December 31, 2006, Allied Automotive owned approximately 2,600 Rigs that it operated along with approximately 315 leased Rigs and approximately 500 Rigs owned and operated by owner-operators represented by the Teamsters. Allied Automotive’s fleet of Rigs serves and supports all of the major domestic and foreign automotive manufacturers. Included in our fleet of Rigs are some that we have remanufactured.
A new 75-foot Rig currently costs approximately $185,000 and has an approximate useful life of 15 years, on average, if it is properly maintained, it is remanufactured near the midpoint of its useful life and it has a replacement engine installed at the appropriate mileage interval. Remanufacturing of a Rig typically involves major structural restoration of the tractor head-rack and the trailer. This structural restoration of the tractor and trailer varies depending on the age and condition of the equipment to be remanufactured.
At December 31, 2006, the average age of the Rigs that we own was approximately 12.6 years and the average remaining useful life was approximately 2.4 years. The average age is generally calculated based on the tractor manufacture dates. Certain equipment in our fleet is kept in service past the 15 year useful life.
We utilize primarily one company to remanufacture and supply certain parts needed to maintain a significant portion of our fleet of Rigs. While we believe that a limited number of other companies could provide comparable remanufacturing services and parts, a change in this service provider could cause a delay in and increase the cost of the remanufacturing process and the maintenance of our Rigs. Such delays and additional costs could adversely affect our operating results as well as our Rig remanufacturing and maintenance programs. In addition, we purchase our specialized tractors primarily through one manufacturing company. While this and other manufacturers also produce non-specialized tractors, we have not determined the impact on our equipment and operating costs should the specialized tractors not be available in the future.
In addition, we manage equipment parts through a centralized parts vendor. All of our Automotive Group’s terminals have access to this warehouse through our management information system. Based upon usage, this management information system calculates maximum and minimum inventory quantities and automatically generates an order for parts, as supplies are needed. Minor modifications of equipment are generally performed at our terminal locations while major modifications are generally performed by the trailer manufacturers.
Capital expenditures for 2006 were $35.8 million, most of which was spent on our fleet of Rigs. During 2006, we purchased 53 new tractors, 53 new trailers and 124 Rigs previously leased. We also remanufactured 191 tractors and 261 trailers and replaced approximately 320 engines usually with overhauled, used engines. During 2005, we purchased one new and two used Rigs, remanufactured 164 tractors and 165 trailers, and replaced approximately 380 engines.
In recent years, as a result of our financial condition, we have operated under a reduced capital expenditure plan with respect to our fleet of Rigs. As a result, we have been unable to replace or remanufacture the number of Rigs or engines we normally would have if we had not been forced to significantly reduce our capital expenditures. We believe that approximately 67% of our active fleet of Rigs will reach the end of their useful lives and must be replaced in 2007 through 2010, which will require a significant increase in our capital spending, from approximately $35.8 million in 2006 to approximately $66.8 million in 2007 (excluding the Blue Thunder Rigs) and $70 million in each of the years 2008, 2009 and 2010. No assurances can be provided that we will have the necessary capital from our operations or that we will be able to obtain financing on terms acceptable to us, or at all, to support this necessary increase in capital investment.
Of the $66.8 million for capital expenditures in 2007 (excluding the Blue Thunder Rigs), we expect to spend $61.4 million on our fleet of Rigs. Of the $61.4 million, Allied Automotive expects to spend approximately $27.0 million to purchase over 125 new Rigs, approximately $16.3 million to remanufacture approximately 200 existing Rigs and an additional 55 trailers, approximately $8.0 million to replace approximately 346 engines, $7.1 million to purchase certain used Rigs and approximately $2.9 million to purchase certain Rigs which we currently lease. Our Axis Group expects to spend about $3.6 million of capital in 2007.
Even if we are able to invest the amounts indicated above each year, we will be operating a substantial number of Rigs beyond their scheduled replacement or remanufacturing due dates. Accordingly, Rigs may have to be taken out of service sooner than planned as a result of equipment failures or the Rigs otherwise reaching the end of their useful lives. We presently have no excess Rigs to service our existing business or to seek additional business. A large number of Rig failures could result in our inability to meet our service requirements under existing customer contracts, which could result in the termination of such agreements by our customers and would likely have a material adverse effect on our operations and financial results. Additionally, we may be forced to increase repair and maintenance spending in an effort to maintain the number of Rigs in service. If we are unable to make planned reinvestments in the fleet because of liquidity or other constraints, or if there is inadequate manufacturing or remanufacturing capacity when we require it, repairs and maintenance expense will be adversely impacted.
Subsequent to December 31, 2006, we entered into an agreement with Yucaipa pursuant to which Yucaipa will purchase the Blue Thunder Rigs, which will then be sold to us at cost. The Blue Thunder Rigs range between three to five years in age. The Rig Financing, which was provided by Yucaipa, was approved by the Bankruptcy Court on April 6, 2007. The maximum amount financed under the Rig Financing will not exceed $15 million and includes additional funds to retrofit and make any necessary repairs to the Blue Thunder Rigs, and to pay certain costs and expenses associated with the purchase, such as registration expenses. The notes under the Rig Financing bear interest at LIBOR plus 4%, payable quarterly by addition to principal. In addition, at the option of Yucaipa, upon our successful emergence from Chapter 11, Yucaipa may convert the Rig Financing into additional equity of our company. As of May 3, 2007, we had purchased 117 of these Rigs from Yucaipa at a cost of $8.9 million.

In order to reduce fuel costs, our Automotive Group utilizes bulk fuel purchasing. In addition, while on delivery routes, its drivers may purchase fuel from several suppliers with whom we have negotiated competitive discounts and central billing arrangements. During 2006, Allied Automotive purchased approximately 39% of its fuel in bulk.
Competition and Market Share
In 1997, after we acquired Ryder Automotive Group, our Automotive Group became the largest transporter of new vehicles in the U.S. and Canada. However, between 1997 and 2001, our Automotive Group lost market share primarily as a result of decisions by our Automotive Group to close certain unprofitable terminals, return certain unprofitable business or lanes of traffic to our customers and customers’ decisions to remove certain business from our portfolio, primarily as a result of pricing actions by Allied Automotive. In addition, during 2002, we decided to terminate our services to substantially all Nissan locations in the U.S.
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
Our Automotive Group’s major competitor is Performance Transportation Services, Inc. (“PTS”), which is the parent company for E & L Transport Company, Hadley Auto Transport and Leaseway Auto Carrier. PTS is the second largest vehicle-hauling company in North America. In January 2006, PTS and certain of its subsidiaries filed for Chapter 11 protection under the U.S. Bankruptcy Code and, in January 2007, emerged from Chapter 11. Yucaipa currently has a majority ownership interest in PTS. Allied Automotive’s other competitors include:
•	The Waggoners Trucking (“Waggoners”);

•	Cassens Transport Company (“Cassens”);

•	Jack Cooper Transport Co., Inc. (“Jack Cooper”);

•	United Road Service (“United Road”);

•	Fleet Car-lease, Inc. (“Fleet”); and

•	Active Transportation (“Active”);
We believe the Rig capacity and market share represented by the non-union sector of the vehicle-hauling industry has been increasing but is less than the capacity of the union companies. The labor force of E & L Transport Company, Hadley Auto Transport, Leaseway Auto Carrier, Jack Cooper, Cassens and Active are unionized while those of Waggoner, United Road and Fleet are non-unionized. These companies provide services similar to those we provide and some, particularly those that are non-union, may be able to provide these services to Allied Automotive’s customers at lower prices or in a more flexible manner.
Employees and Owner-Operators
At December 31, 2006, we had approximately 5,600 employees, including approximately 2,900 drivers employed by our Automotive Group. These drivers, along with shop mechanics and yard personnel employed by our Automotive Group, are primarily represented by the IBT. The Master Agreement with the Teamsters covering employees of certain of our subsidiaries in the U.S. expires on May 31, 2008. This Master Agreement was negotiated and executed by subsidiaries of our Automotive Group and we believe that it is identical to the agreement that the National Automobile Transporters Labor Division (the “NATLD”) negotiated with the IBT. The NATLD is a voluntary labor association of union companies, not including our Automotive Group, which are involved in the transportation of new vehicles. The Master Agreement covers all of our terminal operations in the U.S. and provides for wage and benefit increases in each of the remaining years of the contract.
On March 8, 2006, certain of our subsidiaries including Allied Systems, made a proposal to the IBT for a new collective bargaining agreement regarding their employees in the U.S. represented by the Teamsters to modify the existing collective bargaining agreement. This agreement covers certain drivers as well as certain yard and shop personnel employed by our Automotive Group. The proposal sought to eliminate future increases to wages, health, welfare benefits and pension contributions as contemplated by the Master Agreement, sought to reduce existing wages and contribution levels regarding wages, health, welfare benefits and pension contributions and sought to modify certain operational procedures.
On February 2, 2007, the Debtors filed a motion, with the Bankruptcy Court, seeking approval to reject the Master Agreement with the Teamsters. We filed a consent order staying the motion on February 20, 2007 as a result of ongoing negotiations with the Teamsters. The Disclosure Statement for the Joint Plan incorporates modifications to our collective bargaining agreement with the Teamsters in the U.S. The proposed amendment, which was subsequently ratified by the affected employees, is scheduled to take effect upon the effective date of the Joint Plan and our emergence from Chapter 11 and would be renewable three years from that date. On April 16, 2007, we were informed by the IBT that our employees covered by the Master Agreement had ratified the modification to the Master Agreement as set forth in the Joint Plan. These modifications remain subject to certain conditions, including our emergence from Chapter 11 under the Joint Plan. Other significant terms of the proposed agreement include:
•	Total U.S. wage concessions of 15%, limited to $35 million per year during the three-year duration of the agreement;

•	The elimination of future Teamster wage increases;

•	A wage freeze relating to the salaries of management and other nonbargaining employees during the three-year duration of the agreement (with a few exceptions); and

•	Entitlement of the U.S. Teamsters to a portion of earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of the projections included in the Disclosure Statement for the Joint Plan.
The modifications to the Master Agreement remain subject to various conditions, including our emergence from Chapter 11 under the Disclosure Statement for the Joint Plan and the appointment of a new Chief Executive Officer (“CEO”) reasonably acceptable to the IBT prior to our emergence from Chapter 11. In connection with these conditions, on April 30, 2007, we reached a decision to terminate Mr. Sawyer’s employment effective upon our emergence date from Chapter 11 or on such earlier date after June 1, 2007 as we may determine at our sole discretion. See “Item 11. Director and Executive Compensation” for further discussion of the terms of Mr. Sawyer’s termination.
As a result of a projected liquidity shortfall that was projected to occur during 2006 and pursuant to the conditions of an amendment to the Original DIP Facility, during 2006, we requested and the Bankruptcy Court approved a 10% reduction in wages earned under the Master Agreement in May and June 2006. The order granted by the Bankruptcy Court also allowed us to delay, to July 1, 2006, wage and cost of living increases that were previously scheduled under the Master Agreement to go into effect on June 1, 2006.
We had also begun negotiations with the Teamsters Union in Eastern Canada regarding our collective bargaining agreement that expired on October 31, 2006. This agreement covers those drivers, mechanics and yard personnel that are represented by the Teamsters Union in the provinces of Ontario and Quebec, which represent approximately 70% of our Canadian bargaining employees. These negotiations have been postponed and are scheduled to recommence on our emergence from Chapter 11. No assurance can be provided that we will be able to negotiate a new union contract with the Teamsters union regarding our employees in the Provinces of Ontario and Quebec, or that such contract, if negotiated, will be on terms acceptable to us or that the contract will not result in increased labor costs or work stoppages, or lost customer market share which could, in turn, have a material adverse effect on our operations. No work stoppage may be commenced in regard to this contract in Eastern Canada until a minimum of 60 days after the parties have bargained to impasse.
We can provide no assurance that our union contracts which are negotiated as current contracts expire will not result in increased labor costs, labor disruptions and/or work stoppages, increased employee turnover or higher risk management costs, which could in turn materially and adversely affect our financial condition, results of operations or customer relationships.
In addition to our drivers, the employee total above also includes approximately 560 owner-operators that our Automotive Group utilizes for vehicle deliveries along with our drivers. These owner-operators utilize their Rigs to deliver vehicles on our behalf and are either paid a percentage of the revenues that they generate or a set fee plus a truck allowance. Of the estimated 560 owner-operators that we utilize, approximately 95 drive exclusively from terminals in Canada for our subsidiary, Allied Systems (Canada) Company, while approximately 465 drive exclusively from terminals in the U.S. for our subsidiary Allied Systems. There can be no assurance that subsidiaries of our Automotive Group will continue to utilize owner-operators under the terms or the scale our company has historically experienced.
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
In addition, our interstate motor carrier operations are subject to safety requirements prescribed by the DOT. These regulations were amended effective January 1, 2004 to require shorter hours of service for drivers of commercial motor vehicles. Because some of our business consists of relatively short hauls, not all of our drivers were affected by these regulations. We estimate that approximately 60% of our drivers were affected by these regulations, which served to increase or decrease their flexibility and hours of service. The reduced flexibility and hours of service had no material impact on our operating costs due to Allied’s relatively short length of haul.
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
Future regulatory and legislative changes within the motor carrier transportation industry may affect the economics of the vehicle-hauling industry by requiring changes in operating policies or by influencing the demand for, and the cost of providing services to shippers. While we believe that we are in compliance, in all material respects, with the various regulations, any failure to so comply, as well as any changes in the regulation of the industry through legislative, judicial, administrative or other action, could materially and adversely affect us.
Revenue Variability
Our revenues are variable and can be impacted by changes in original equipment manufacturer (“OEM”) production levels, especially sudden unexpected or unanticipated changes in production schedules, changes in distribution patterns, product type, product mix, product design or the weight or configuration of vehicles transported by our Automotive Group. As an example, our revenue will be adversely affected by recent decisions announced by General Motors and Ford to close certain manufacturing plants in the future.
In addition, our revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters as a result of the higher volume of vehicles delivered. The volume of vehicles delivered is generally higher during the second quarter as North American light vehicle production has historically been at its highest level during this quarter due to higher consumer sales of automobiles, light trucks and SUVs in the spring and early summer. The introduction of new models in the fall of each year, combined with the manufacturers’ motivation to ship vehicles before calendar year end, increase shipments to dealers through the fourth quarter. During the first and third quarters, vehicle deliveries typically decline due to lower production volume during those periods. The third quarter volume does benefit from the introduction of new models, but the net volume for the quarter is typically lower than the second and fourth quarters due to the scheduled OEM plant shutdowns, which generally occur early in the third quarter. The first quarter volume is negatively impacted by the holiday shutdown in December of each year and the relatively low inventory of vehicles to ship as a result of maximizing shipments at the end of the year. However, given the unpredictable nature of consumer sentiment and our customers’ emphasis on more effective use of plant capacity, particularly at the Big Three, there can be no assurance that historical revenue patterns or manufacturer production levels will be an accurate indicator of future OEM shipment activity. Delivery activity at our Automotive Group and the Axis Group can also be impacted by the availability of rail cars, rail transportation schedules or changes in customer service demands.

Industry Overview
The following table summarizes historic new vehicle production in North America and sales in the U.S. and Canada, the primary source of our revenues:

			2006		2005
			vs.		vs.
			2005		2004
	2006	2005	Change	2004	Change
New Vehicle Production (in millions of units)
United States:
Big Three(1)	7.3	8.0	(8.8)%	8.4	(4.8)%
Other	3.5	3.5	—%	3.2	9.4%

Total	10.8	11.5	(6.1)%	11.6	(0.9)%

Canada:
Big Three(1)	1.6	1.8	(11.1)%	1.9	(5.3)%
Other	0.9	0.9	—%	0.8	12.5%

Total	2.5	2.7	(7.4)%	2.7	—%

Mexico:
Big Three(1)	1.2	0.9	33.3%	0.9	—%
Other	0.8	0.7	14.3%	0.6	16.7%

Total	2.0	1.6	25.0%	1.5	6.7%

New Vehicle Sales (in millions of units)
United States:
Big Three(1)	9.6	10.2	(5.9)%	10.6	(3.8)%
Import	3.0	2.7	11.1%	2.7	—%
Transplant(2)	3.9	3.8	2.6%	3.4	11.8%

Total	16.5	16.7	(1.2)%	16.7	—%

Canada:
Big Three(1)	1.0	1.0	—%	0.9	11.1%
Other	0.6	0.6	—%	0.6	—%

Total	1.6	1.6	—%	1.5	6.7%

(1)	Represents General Motors Corporation, Ford Motor Company and DaimlerChrysler Corporation.

(2)	Represents foreign vehicles made in the U.S.
Source: December 2006 Edition of North American Light Vehicle Industry Forecast Report (a production of Global Insight Automotive).
Domestic automotive manufacturing plants are typically dedicated to manufacturing a particular model or models. Vehicles destined for dealers within a radius of approximately 250 miles from the plant are usually transported via Rigs. The remaining vehicles are shipped by rail to various rail-ramps located throughout the U.S. and Canada where trucking companies, utilizing Rigs, handle final delivery to dealers. The rail or truck carrier is responsible for loading the vehicles on railcars or trailers and for any damages incurred while the vehicles are in the carriers’ custody. Automobiles manufactured in Europe and Asia are transported by ship into the U.S. and Canada and are usually delivered directly to dealers from seaports by truck or shipped by rail to the rail-ramps and then delivered by Rigs to dealers. Vehicles transported by ship are normally prepared for final dealer delivery at port processing centers, where cleaning and sometimes accessory installation takes place. The port processor then releases the vehicles to the carrier who is responsible for loading and delivery to a rail ramp or delivery directly to the dealers.
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
We make forward-looking statements in this Annual Report on Form 10-K and in other materials we file with the SEC or otherwise make public. In this Annual Report on Form 10-K, both “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including our ability to emerge from Chapter 11) and demand for our services, and other statements of our plans, beliefs or expectations, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions.

You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth in Item 1A. “Risk Factors,” in this Annual Report on Form 10-K and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, which could cause actual results to differ materially from our expectations.
We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
SEC Filings
This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports, as well as other documents that we file with the SEC, are available free of charge on our website (www.alliedholdings.com) as soon as practicable after they have been filed with the SEC.
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
Item 1A. Risk Factors
Our business is subject to certain risks, including the risks described below. This Item 1A does not describe all risks applicable to our business and is intended only as a summary of certain material factors that affect our operations and the car-haul industry in which we operate. More detailed information concerning these and other risks is contained in other sections of this Annual Report on Form 10-K. The risks described below, as well as the other risks that are generally set forth in this Annual Report on Form 10-K, could materially and adversely affect our business, results of operations and financial condition. Readers of this Annual Report on Form 10-K should take such risks into account in evaluating any investment decision involving our common stock or debt securities.
We may not be able to successfully reorganize under Chapter 11, which would likely terminate our future business prospects and our ability to continue as a going concern and result in a liquidation of our assets.
On July 31, 2005, Allied Holdings, Inc. and substantially all its subsidiaries filed for voluntary reorganization under Chapter 11. On May 18, 2007, the Bankruptcy Court approved the Joint Plan filed by the Debtors, the Teamsters and Yucaipa. Our ability to successfully reorganize could be hampered by a number of factors including our ability to consummate the Joint Plan, our ability to comply with the covenants contained within the New DIP Facility, our ability to motivate and retain key employees and suppliers and the extent to which the reorganization process serves to divert management’s attention away from the daily running of the business. In addition, the adverse publicity regarding our Chapter 11 filing and performance could affect our results going forward. Any adverse effect on our credit standing with our lenders and suppliers could affect the costs of doing business and our negotiating power with lenders and creditors. We can provide no assurance that the reorganization process will be successful. If it is not successful, it is likely that we would be forced to cease operations and liquidate our assets.
Investors in our common stock and debt securities will suffer a loss since, under the Disclosure Statement for the Joint Plan, equity shareholders will receive nothing and debt holders will receive less than the amount of their initial investment.
The Joint Plan provides that our currently outstanding common stock will have no value and will be canceled and that the holders thereof will not receive a distribution of any type. Further, the value of our various pre-petition liabilities and other securities is highly speculative. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities and securities.
We have a significant amount of debt and substantially all our assets are pledged as collateral for debt obligations, which could limit our operational flexibility and customer relationships or otherwise adversely affect our financial condition.
As of December 31, 2006, we had consolidated term debt and borrowings under the Original DIP Facility of approximately $161.4 million and Senior Notes outstanding of $150 million. As more fully discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on March 30, 2007, the Original DIP Facility was replaced by the New DIP Facility, which provides financing of up to $315 million. However, we are still exposed to the risks normally associated with substantial amounts of debt such as:
•	We may not be able to repay, refinance or extend our debt as it matures. The New DIP Facility matures on September 30, 2007 if we do not emerge from Chapter 11 on or prior to that date;

•	If we are not able to refinance or extend our debt when it matures, we may not be able to repay the debt;

•	Substantially all our assets are pledged as collateral for our debt and as a result we are limited in our ability to sell assets to generate additional cash;

•	Our flexibility in responding to changes in the business and industry may be reduced;

•	We may be more vulnerable to economic downturns;

•	We may be unable to invest in our fleet of Rigs;

•	We may be unable to meet customer demands; and

•	We may be limited in our ability to withstand competitive pressures.
The terms of the New DIP Facility place restrictions on us, which create risks of default and limits our flexibility.
The New DIP Facility contains a number of affirmative, negative, and financial covenants, which limit our ability to, among other things, incur or repay debt (with the exception of payment of interest or principal at stated maturity), incur liens, make investments, purchase or redeem stock, make dividend or other distributions or enter into a merger or consolidation transaction.
If we fail to comply with the covenants contained in the New DIP Facility, and these are not waived, or we do not adequately service this debt, our lenders could declare a default under the New DIP Facility. If a default occurs under the New DIP Facility, our lenders may elect to declare all borrowings outstanding, together with interest and other fees, to be immediately due and payable. Borrowings under the New DIP Facility are collateralized with substantially all of our assets. If we were unable to repay any borrowings under the New DIP Facility when due, our lenders would have the right to proceed against the collateral granted to them to secure the debt. Any default under the New DIP Facility, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, would have a material and adverse affect on us.
We will be required to make significant capital expenditures on our Rigs in the coming years and we may not be able to maintain our current level of terminal operations or customer relationships.
In recent years, as a result of our financial condition, we have operated under a reduced capital expenditure plan with respect to our fleet of Rigs. As a result, we have been unable to replace or remanufacture the number of Rigs or engines we normally would have if we had not been forced to significantly reduce our capital expenditures. We believe that approximately 67% of our active fleet of Rigs will reach the end of their useful lives and must be replaced in 2007 through 2010, which will require a significant increase in our capital spending, from approximately $35.8 million in 2006 to approximately $66.8 million in 2007 (excluding the Blue Thunder Rigs) and $70 million in each of the years 2008, 2009 and 2010. No assurances can be provided that we will have the necessary capital from our operations or that we will be able to obtain financing on terms acceptable to us, or at all, to support this necessary increase in capital investment.
Even if we are able to invest the amounts indicated above each year, we will be operating a substantial number of Rigs beyond their scheduled replacement or remanufacturing due dates. Accordingly, Rigs may have to be taken out of service sooner than planned as a result of equipment failures or the Rigs otherwise reaching the end of their useful lives. We presently have no excess Rigs to service our existing business or to seek additional business. A large number of Rig failures could result in our inability to meet our service requirements under existing customer contracts, which could result in the termination of such agreements by our customers and would likely have a material adverse effect on our operations and financial results. Additionally, we may be forced to increase repair and maintenance spending in an effort to maintain the number of Rigs in service. If we are unable to make planned reinvestments in the fleet because of liquidity or other constraints, or if there is inadequate manufacturing or remanufacturing capacity when we require it, repairs and maintenance expense will be adversely impacted.
If we are not able to renegotiate our union contracts on terms favorable to us as they expire, or if work stoppages or other labor disruptions occur during such negotiations, it could have a material adverse effect on our operations.
The Disclosure Statement for the Joint Plan incorporates modifications to our collective bargaining agreement with the Teamsters in the U.S. The proposed amendment, which has been ratified by the affected employees, is scheduled to take effect upon the effective date of the Disclosure Statement for the Joint Plan and would be renewable three years from that date. The modifications to the Master Agreement remain subject to various conditions, including our emergence from Chapter 11 under the Disclosure Statement for the Joint Plan and the appointment of a new CEO reasonably acceptable to the IBT prior to our emergence from Chapter 11. We can provide no assurance that these conditions will be met or that we will emerge from Chapter 11.
In addition, we can provide no assurance that we will be able to negotiate new union contracts as the current contracts expire, or that such contracts will be on terms acceptable to us or that these contracts will not result in increased labor costs, labor disruptions, increased employee turnover, higher risk management costs, work stoppages, or lost customer market share which could in turn, have a material adverse effect on our financial condition, results of operations or customer relationships.
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
Higher fuel prices or a shortage of fuel could impact the sale of SUVs or light trucks at our major customers which could impair our revenues and negatively impact our earnings. Further, fuel is a major expense in the transportation of automobiles, and the cost and availability of fuel are subject to economic and political factors and events, which we can neither control nor accurately predict. We attempt to minimize the effect of fuel price fluctuations by periodically purchasing a portion of our fuel in advance, but we can provide no assurance that such activity will effectively mitigate our exposure. In addition, we have negotiated fuel surcharges with substantially all of our customers, which now enables us to pass on a portion of any increase in fuel costs to these customers. Customer fuel surcharges reset at varying intervals which do not exceed one quarter, based on the fuel prices from the applicable previous period. Therefore, there is a lag between the time fuel prices change and the time that the fuel surcharge is adjusted. Nevertheless, we can provide no assurance that we will be able to continue to obtain fuel surcharges from these customers. Furthermore, in periods of rising fuel prices and declining vehicle deliveries, we may not recover all of the fuel price increase through our fuel surcharge programs since fuel surcharge rates in any quarter reset at the beginning of the quarter based on fuel prices in the preceding quarter and are also influenced by our customers’ production levels.

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
The automotive transportation industry in which we operate is dependent upon the volume of new automobiles, SUVs, and light trucks manufactured, imported and sold in North America. The automotive industry is highly cyclical, and the demand for new automobiles, SUVs, and light trucks is directly affected by such external factors as general economic conditions in the U.S and Canada, unemployment, consumer confidence, fuel prices, government policies, continuing activities of war, terrorist activities, and the availability of affordable new car financing. As a result, our results of operations could be adversely affected by downturns in the general economy and in the automotive industry and by consumer preferences in purchasing new automobiles, SUVs, and light trucks or the overall financial condition of our major customers. A significant decline in the volume of automobiles, SUVs, and light trucks manufactured, distributed, and sold in North America could have a material adverse effect on our operations.
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
We are also required to provide collateral to our third-party insurance carriers and various states for losses in respect of worker injuries, accident, theft, and other loss claims. For this purpose, we utilize cash and/or letters of credit. We can provide no assurance that the current letter of credit requirements will be reduced nor can we provide assurance that these letter of credit requirements will not increase.
We have a history of losses and may not be able to improve our performance to achieve profitability.
We reported net losses of $12.3 million, $125.7 million, $53.9 million, $8.6 million and $7.5 million for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. In addition, our accumulated deficit at December 31, 2006 was $228.4 million. Our ability to improve our performance and profitability is dependent upon several factors including the timely and successful implementation of a plan of reorganization, the economy, the dynamics of the automotive transportation industry including actions by our major customers, our ability to develop and implement successful business strategies, our ability to maintain effective relationships with our employees including those represented by the Teamsters, our ability to maintain effective relationships with our suppliers, the price and availability of fuel and our ability to successfully manage other operational challenges. If we fail to improve our performance, it could continue to have an adverse effect on our financial condition, cash flow, liquidity and business prospects and our operations would not likely be profitable in the ensuing years.
Our restricted cash, cash equivalents and other time deposits are not available for use in our operations even if they were needed to fund our operations.
As of December 31, 2006, our restricted cash, cash equivalents and other time deposits were approximately $98.3 million. We use these restricted cash and investments to collateralize letters of credit required by third-party insurance carriers for the settlement of insurance claims. These assets are not available for use in our operations even if needed for our continued operations or to service our debt obligations.
If we do not maintain our relationships with major customers or these relationships are terminated, reduced or redesigned, our operations could be materially and adversely affected.
Allied Automotive’s business is highly dependent on its largest customers, General Motors, Ford, DaimlerChrysler, Toyota and Honda. Approximately 88% of our Automotive Group’s 2006 revenues were generated through the services provided to these customers. We can provide no assurance that we will be able to successfully renew these contracts on or prior to their expiration on terms satisfactory to us or that we will be able to continue to serve these customers without service interruption. In addition, the Automotive Group faces the risk of losing market share in connection with its negotiations to renew its customer contracts. For instance, in 2004, the Automotive Group renewed its agreement with DaimlerChrysler and though the agreement resulted in increased billing rates, the Automotive Group lost DaimlerChrysler’s business at six locations in connection with the contract renewal. Also, in 2005, in connection with the renewal of its contract with Toyota, the Automotive Group lost business at locations that generated approximately 32% of the 2005 revenues associated with the Toyota account. The Automotive Group recently reached an agreement in principle with Ford which would give Ford the right to resource certain of our business at locations mutually acceptable to Allied and Ford. A continued loss in market share without an increase in revenues or pricing or an adequate reduction in costs would likely have an adverse effect on our operations.
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
The automotive transportation industry is highly competitive. Our Automotive Group currently competes with other motor carriers of varying sizes, as well as with railroads and independent owner-operators. Allied Automotive also competes with non-union motor carriers that may be able to provide services to their customers at lower prices and in a more flexible manner than we can. The development of new methods for hauling vehicles could also lead to increased competition. For example, some customers occasionally utilize local drive-away services to facilitate local delivery of products. There has also been an increase in the number of vehicle-hauling companies that utilize non-union labor, and we believe that the market share and Rig capacity represented by such companies is increasing. Vehicle-hauling companies that utilize non-union labor operate at a significant cost advantage as compared to our Automotive Group and other unionized vehicle-hauling companies. Non-union vehicle-hauling competitors also operate without restrictive work rules that apply to our Automotive Group and other unionized companies. Railroads, which specialize in long-haul transportation, may be able to provide delivery services at costs to customers that are less than the long-haul delivery cost of Allied Automotive’s services. Further, the railroads could form alliances for local delivery of customer products. If we lose market share to these competitors or have to reduce our rates in order to retain our market share, our financial condition and results of operations could be materially and adversely affected. We hope to prevent further deterioration to our market share on the basis of reliability through our experienced drivers, effective management, productive and service-driven operations, extensive and flexible distribution network, and management of risk, particularly with respect to cargo claims, worker injuries and traffic accidents. However, we can provide no assurance that we will be able to prevent further loss of our market share through these initiatives.

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
Our success is dependent upon our senior management team, as well as our ability to attract and retain qualified personnel. On April 30, 2007, the Board of Directors notified Mr. Sawyer that his employment would be terminated on or about May 31, 2007. We are currently conducting a search for a new CEO to replace Mr. Sawyer. If our management team is unable to develop successful strategies, achieve company objectives or maintain satisfactory relationships with our customers, employees, suppliers and creditors, our ability to grow our business and meet business challenges could be impaired. We can provide no assurance that we will be able to retain our existing senior management team or that we will be able to attract qualified replacement personnel, including a new CEO who is reasonably acceptable to the Teamsters.
The loss of our Teamster drivers and mechanics could adversely affect our operations.
Our ability to perform daily operations on behalf of our customers is dependent upon our ability to attract and retain qualified drivers and mechanics to staff our Automotive Group’s terminals and garages. Should we experience higher than historical Teamster employee retirements or resignations which could occur as a result of our efforts to seek interim wage relief and modifications to the Master Agreement, our ability to grow our business, maintain our current business levels and meet customer service requirements could be adversely impacted. We can provide no assurance that we will be able to retain existing Teamster personnel at existing staffing levels or attract new Teamster employees to replenish our work force, when necessary.
We have previously had material weaknesses in our internal control over financial reporting, and any unidentified material weaknesses could cause us to fail to meet our SEC and other reporting requirements.
In connection with its audits of our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, including reviews of the quarterly periods for those years, KPMG LLP (“KPMG”) advised the Audit Committee and management that KPMG had identified deficiencies in our analysis, evaluation and review process for financial reporting. KPMG informed the Audit Committee and management that it believed such deficiencies were a “material weakness” in our internal control over financial reporting, with respect to our analysis, evaluation and review of financial information included in our financial reporting.
In connection with the audit of our consolidated financial statements for the year ended December 31, 2006, KPMG indicated that they did not identify a material weakness as of December 31, 2006. Since we are not an accelerated filer (as defined in Exchange Act Rule 12b-2), we have not conducted the initial assessment of our internal control over financial reporting mandated by Section 404 of the Sarbanes-Oxley Act of 2002 nor has KPMG audited the effectiveness of our internal control over financial reporting. We will report on our annual assessment of internal control over financial reporting in our Annual Report on Form 10-K, when required, which will be no earlier than for the year ending December 31, 2007. That process could identify significant deficiencies or material weaknesses not previously reported.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our executive offices are located in Decatur, Georgia, a suburb of Atlanta. We lease approximately 113,000 square feet of space for our executive offices, which we believe is sufficient to permit us to conduct our corporate business. This lease expires on December 31, 2007 and we are considering alternatives regarding the lease requirements for our corporate offices. We have subleased approximately 28,000 square feet of this space for varying terms. Our Automotive Group also operates from 73 terminals throughout the U.S. and Canada, which are located at or close to manufacturing plants, ports, and railway terminals. Allied Automotive currently owns 15 of these terminals and leases the remainder. Most of the leased facilities are leased on a year-to-year basis from railroads at amounts that are not individually material to us. In addition, the Axis Group operates from 41 terminals, one of which is owned.
As more fully disclosed in Note 14 of the notes to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K, borrowings under the New DIP Facility are secured by a first priority security interest in certain of our assets. If we were unable to repay any borrowings under the New DIP Facility as they are due, our lenders would have the right to proceed against the collateral.
Our Automotive Group’s Rigs are substantially maintained at 40 garages (also referred to as shops) located throughout the U.S. and Canada. Approximately 510 maintenance personnel, including managers and supervisors, staff these garages. Of the 40 shops, our Automotive Group owns 16 and leases the remaining 24. We schedule our Rigs for regular preventative maintenance inspections. Each shop is equipped to handle repairs resulting from regular preventative maintenance inspections and daily post-trip vehicle inspections documented by our drivers, including repairs to electrical systems, air conditioning systems, suspension, hydraulic systems, cooling systems, and minor engine repairs. Major engine overhaul and engine replacement and services relating to our remanufacturing program are generally performed by outside vendors.
Item 3. Legal Proceedings
We are involved in various litigation and environmental matters relating to workers’ compensation, products liability, auto liability, employment practices, and other matters arising from operations in the ordinary course of business. We believe that the ultimate disposition of these matters will not have a material adverse effect on our financial position or results of operations. As previously discussed, on July 31, 2005, Allied Holdings, Inc. and substantially all of its subsidiaries filed voluntary petitions seeking protection under Chapter 11. These petitions and other legal proceedings are discussed more fully in Note 18 to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of 2006.
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
In August 2005, we voluntarily delisted our common stock from the AMEX. Since the voluntary delisting, our common stock has been and is currently quoted on the Pink Sheets under the symbol “AHIZQ.PK.” The following table sets forth for the periods indicated (i) the high and low sales prices on the AMEX and (ii) the high and low bid prices on the Pink Sheets. The Pink Sheets bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	Year Ended December 31,
	2006		2005
Period:	High	Low	High	Low
First Quarter	$1.01	$0.55	$4.50	$2.10
Second Quarter	$0.95	$0.81	$2.30	$0.41
Third Quarter	$0.94	$0.54	$0.81	$0.06
Fourth Quarter	$1.42	$0.45	$0.65	$0.18
As of May 4, 2007, common stock holders of record totaled approximately 2,700 in number.
We have paid no cash dividends since our stock became publicly traded in 1993. Furthermore, the New DIP Facility contains covenants restricting our ability to pay dividends on our common stock. In addition, under the Bankruptcy Code, certain pre-petition and post-petition liabilities must be satisfied before we can make any distributions to our stockholders. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 in the notes to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Performance Graph
The following graph compares the cumulative total stockholder returns (stock price appreciation plus dividends) on our common stock with the cumulative total return of the NASDAQ Composite Index (U.S. Companies) and of the NASDAQ Transportation Index for the period beginning December 31, 2001 through December 31, 2006. We believe that the NASDAQ Composite Index and the NASDAQ Transportation Index are the appropriate indices for purposes of this Performance Graph.

Notwithstanding anything to the contrary set forth in any of our filings under the Securities Act of 1933, or the Securities Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the performance graph presented above shall not be incorporated by reference into any such filings.

Item 6. Selected Financial Data
You should read the following selected consolidated financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto, which are included in Item 15 of this Annual Report on Form 10-K. Factors affecting comparability of the information reflected in the years ended December 31, 2006, 2005 and 2004 are included in those Items. Factors affecting the years ended December 31, 2003 and 2002 are included in footnotes to the table.

	Year Ended December 31,
	(In thousands, except per share amounts)
	2006	2005	2004	2003	2002
Selected Statement of Operations Data:
Revenues	$893,837	$892,934	$895,213	$865,463	$898,060

Income (loss) before income taxes,
reorganization items and cumulative
effect of change in accounting principle	836	(129,425)	(41,522)	(2,338)	(4,563)
Reorganization items	(12,772)	(7,131)	—	—	—

Loss before income taxes and cumulative
effect of change in accounting principle	(11,936)	(136,556)	(41,522)	(2,338)	(4,563)
Income tax (expense) benefit	(389)	10,832	(12,361)	(6,266)	1,129

Loss before cumulative effect of change
in accounting principle	(12,325)	(125,724)	(53,883)	(8,604)	(3,434)
Cumulative effect of change in accounting
principle, net of tax	—	—	—	—	(4,092)

Net loss	$(12,325)	$(125,724)	$(53,883)	$(8,604)	$(7,526)

Net loss per share — basic and diluted	$(1.37)	$(14.02)	$(6.15)	$(1.02)	$(0.91)
Weighted-average common shares
outstanding — basic and diluted	8,980	8,970	8,757	8,475	8,301
Selected Balance Sheet Data (period end):
Total assets	$338,768	$383,116	$421,532	$460,063	$468,387
Debtor-in-possession credit facility	(161,357)	(151,997)	—	—	—
Pre-petition long-term debt, including
current portion and revolving credit
facilities	—	—	(251,238)	(246,500)	(248,475)
Long-term liabilities — other	(81,422)	(78,887)	(91,690)	(86,013)	(82,884)
Liabilities subject to compromise	(199,212)	(199,322)	—	—	—
Stockholders’ (deficit) equity	(204,132)	(187,367)	(41,549)	8,814	10,314

[1]	Income tax expense for the year ended December 31, 2003 included a charge of $6.8 million to record a valuation allowance against our deferred tax assets.

[2]	Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and recorded a charge related to the impairment of goodwill of the Axis Group.
We may be required, as part of our emergence from bankruptcy protection, to adopt fresh-start reporting in a future period. If fresh-start reporting is applicable, our assets and liabilities will be recorded at fair value as of the fresh-start reporting date. The fair value of our assets and liabilities may differ materially from the recorded amounts of assets and liabilities on our consolidated balance sheets and, if fresh-start reporting is required, our financial results after the application of fresh-start reporting could differ materially from historical results. In addition, the Joint Plan could substantially change the amounts currently recorded. Asset and liability carrying amounts do not purport to represent the realizable or settlement values that will be reflected in the Joint Plan and, at this time, it is not possible to estimate the impact on our financial statements.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the discussion and analysis in this section in conjunction with the consolidated financial statements and accompanying notes included in Item 15 of this Annual Report on Form 10-K.
Executive Overview
We are a vehicle-hauling company with annual revenues of approximately $900 million. We offer a range of vehicle delivery services to dealers including the transportation of new, pre-owned and off-lease vehicles from plants, rail ramps, ports and auctions, while also providing vehicle rail-car loading and unloading services. Our principal operating subsidiaries are the Allied Automotive Group and the Axis Group. Allied Automotive Group is our largest subsidiary comprising 97% of our 2006 revenues. Using its Rigs, the Automotive Group serves and supports all the major domestic and foreign automobile manufacturers. Though there is limited public information available about our competitors, most of whom are privately-owned companies, we believe that our Automotive Group is the largest motor carrier in North America, based on the number of vehicles it delivers annually versus total vehicles produced as well as revenues generated from vehicle deliveries. As more fully discussed in “Item 1. Business,” Allied Automotive’s largest customers are General Motors, Ford, DaimlerChrysler, Toyota and Honda. Our Axis Group complements the services provided by our Automotive Group, providing vehicle distribution and transportation support services to the pre-owned, off-lease and new vehicle markets as well as to other segments of the automotive industry. Other services provided by Axis to the automotive industry include automobile inspections, auction and yard management services, vehicle tracking, vehicle accessorization and dealer preparatory services.
Since July 31, 2005, Allied Holdings, Inc. and substantially all of its subsidiaries have been operating under Chapter 11 of the Bankruptcy Code. On April 6, 2007, the Bankruptcy Court approved the Disclosure Statement and authorized its use in connection with the solicitation of votes from those creditors and other parties in interest that were entitled to vote on a plan of reorganization. We received the votes needed and the Bankruptcy Court approved the Joint Plan on May 18, 2007.
The Disclosure Statement for the Joint Plan contemplates that we will continue to operate in substantially our current form, and contemplates the resolution of the outstanding claims against and interests in the Debtors pursuant to the Bankruptcy Code. Upon the effective date of the Joint Plan, the Debtors would be reorganized through, among other things, the consummation of the following transactions:
i)	Payment of the Original DIP Facility and funding of the exit financing, both of which have been facilitated by the New DIP Facility, subject to certain conditions;

ii)	Payment in cash, reinstatement, return of collateral or other treatment of other secured claims agreed between the holder of each such claim and Yucaipa;

iii)	Distribution of new common stock on a pro rata basis to the holders of allowed general unsecured claims;

iv)	Cancellation of the existing common stock interests in the Debtors (holders of equity interests would receive nothing under the Disclosure Statement for the Joint Plan); and

v)	Assumption of assumed contracts.
The Chapter 11 Proceedings and the Disclosure Statement for the Joint Plan are more fully discussed in “Item 1. Business.”
On March 30, 2007, we entered into a New DIP Facility arranged by an affiliate of Goldman Sachs & Co., which provides financing of up to $315 million. The New DIP Facility replaces the Original DIP Facility and subject to the satisfaction of certain conditions, the New DIP Facility may convert, at our option, to a senior secured credit facility upon our emergence from Chapter 11. The New DIP Facility is more fully discussed in the Liquidity section below. Also, as more fully discussed in the Liquidity section below, subsequent to December 31, 2006, we entered into an agreement with Yucaipa pursuant to which Yucaipa will purchase the Blue Thunder Rigs, which will then be sold to us at cost. The Rig Financing, which was provided by Yucaipa, was approved by the Bankruptcy Court on April 6, 2007. It is expected that the maximum amount financed under the Rig Financing will not exceed $15 million, including up to $450,000 that may be used for the repair of these Rigs. At the option of Yucaipa, upon our successful emergence from Chapter 11, Yucaipa may convert the Rig Financing into additional equity of our company.
On February 2, 2007, the Debtors filed a motion with the Bankruptcy Court seeking approval to reject the Master Agreement with the Teamsters. We filed a consent order staying the motion on February 20, 2007 as a result of ongoing negotiations with the Teamsters. The Disclosure Statement for the Joint Plan incorporates modifications to our collective bargaining agreement with the Teamsters in the U.S. The proposed amendment, which was subsequently ratified by the affected employees, is scheduled to take effect upon the effective date of the Joint Plan and our emergence from Chapter 11 and would be renewable three years from that date. Other significant terms of the proposed agreement include:
•	Total U.S. wage concessions of 15%, limited to $35 million per year during the three-year duration of the agreement;

•	The elimination of future Teamster wage increases;

•	A wage freeze relating to the salaries of management and other nonbargaining employees during the three-year duration of the agreement (with certain exceptions); and

•	Entitlement of the U.S. Teamsters to a portion of EBITDA in excess of the projections included in the Disclosure Statement for the Joint Plan.
The modifications to the Master Agreement remain subject to various conditions, including our emergence from Chapter 11 under the Disclosure Statement for the Joint Plan and the appointment of a new CEO reasonably acceptable to the IBT prior to our emergence from Chapter 11. In connection with these conditions, on April 30, 2007, we reached a decision to terminate Mr. Sawyer’s employment effective upon our emergence date from Chapter 11 or on such earlier date after June 1, 2007 as we may determine at our sole discreption. See “Item 11. Director and Executive Compensation” for further discussion of the terms of Mr. Sawyer’s termination and “Item 1. Business” for additional discussion on our collective bargaining agreements.
Continuation of our company as a going concern is predicated upon, among other things: (i) our ability to fund our cash requirements through the effective date the Joint Plan; (ii) our ability to consummate the Joint Plan, which depends on a number of factors, including our ability to satisfy the conditions under the New DIP Facility necessary for exit financing, (iii) our ability to operate under the terms of the New DIP Facility; (iv) the availability of sufficient cash to meet our working capital needs; (v) our ability to resolve labor disputes involving us and our employees; (vi) the outcome of any third party action to obtain the Bankruptcy Court’s approval to modify or terminate the automatic stay, to appoint a Chapter 11 trustee or to convert the Chapter 11 cases to Chapter 7 cases; (vii) our ability to maintain contracts that are critical to our operations; and (viii) our ability to retain key executives and employees. These matters create uncertainty concerning our ability to continue as going concern.
As more fully discussed in the “Liquidity” section below, during the first half of 2006, we continued to be impacted by liquidity constraints and violated various covenants included in the Original DIP Facility. The covenant violations were waived pursuant to a fifth amendment to the Original DIP Facility which among other things, provided us with an additional $30 million of liquidity through a new term loan. Those violations required us to enter into certain forbearance agreements and amendments to the Original DIP Facility. To create additional liquidity, we also requested and received from the Bankruptcy Court interim relief to temporarily reduce wages earned by our collective bargaining employees under the Master Agreement with the Teamsters in the U.S. by 10% in May and June of 2006, and undertook a number of internal cost-saving initiatives.
During 2006, the number of vehicles delivered by our Automotive Group was consistently less than the number of vehicles delivered during comparable periods of 2005. Furthermore, the level of decline on a year-over-year basis has been increasing. The decline was 2% in the first quarter of 2006, 6% in the second quarter of 2006, 10% in the third quarter of 2006 and 16% in the fourth quarter of 2006. During the Chapter 11 Proceedings, we were able to renew contracts and obtain rate increases with certain of our major customers, which has offset at least a portion of the unfavorable effect on our revenue caused by the reduction in the volume of vehicles delivered. Our Automotive Group’s largest customers, General Motors, Ford and DaimlerChrysler each reduced production levels during 2006, including selected plant closures in the U.S., some of which we serve. Further, General Motors and Ford have publicly announced additional plans to further reduce production levels and eliminate excess manufacturing capacity including plans to eliminate jobs and reduce costs for certain employees. The efforts underway by our customers to improve their overall financial condition could result in numerous changes that are beyond our control including additional unannounced customer plant closings, changes in products or distribution patterns, further volume reductions, labor disruptions, changes or disruptions in our accounts receivable, mandatory reductions in our pricing, terms or service conditions or market share losses. We cannot accurately anticipate some of the risks associated with the financial condition of our largest customers.
We are working towards emerging from the Chapter 11 process with a redesigned capital structure, improved customer contracts and improved contract terms with the IBT regarding our employees in the U.S. represented by the Teamsters but can provide no assurance that any of these actions will succeed. If the Chapter 11 process is delayed, we may incur increased legal and professional fees or other costs which could adversely affect our operations. Due to these uncertainties, an investment in our common stock or debt securities is highly speculative and accordingly, we urge investors to exercise caution with respect to existing and future investments in our common stock or debt securities.
In this section, we discuss the following:

•	Results of Operations;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Disclosures About Market Risks;

•	Critical Accounting Policies and Estimates; and

•	Recent Accounting Pronouncements.
Results of Operations
We recorded net losses of $12.3 million, $125.7 million and $53.9 million in 2006, 2005 and 2004, respectively. Factors affecting the results for these years included the following:
•	2006 — a reduction in the number of vehicles delivered, which was primarily offset by an improvement in revenue per vehicle delivered, resulting from customer rate increases and fuel surcharge revenue; lower interest costs; and additional expenses related to the Chapter 11 Proceedings.

•	2005 — a non-cash impairment charge related to our Automotive Group’s goodwill; a reduction in the number of vehicles delivered; an increase in the cost of fuel and labor; recognition of a withdrawal liability related to multiemployer pension plans from which we withdrew; expenses related to the Chapter 11 Proceedings; and increased interest expense associated with higher average outstanding debt and higher effective interest rates.

•	2004 — increased expenses related to our self-insurance programs including a non-cash charge related to our conclusion that we could no longer reliably determine insurance reserves on a discounted basis due to continued adverse development for claims incurred in prior years, as well as higher than expected costs for insurance premiums; a non-cash impairment charge related to goodwill at the Axis Group; increased audit and accounting costs; increased depreciation expense on some of our Rigs due to a revision of their estimated useful lives; a non-cash charge to record an additional valuation allowance against our deferred tax assets; increased maintenance costs; the adverse impact of excess costs associated with lower than expected shipment levels in January 2004; and dramatically higher fuel prices beginning in the second quarter and continuing throughout the year.
The following table sets forth the percentage relationship of expense items to revenues for the years ended December 31, 2006, 2005 and 2004:

	As a % of revenues
	2006	2005	2004
	%	%	%
Revenues	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages, and fringe benefits	50.4%	54.0%	54.6%
Operating supplies and expenses	20.5%	20.2%	18.1%
Purchased transportation	12.9%	13.4%	12.4%
Insurance and claims	4.7%	4.7%	4.6%
Operating taxes and licenses	3.1%	3.3%	3.3%
Depreciation and amortization	3.3%	3.4%	4.8%
Rents	0.8%	0.8%	1.0%
Communications and utilities	0.7%	0.7%	0.7%
Other operating expenses	0.9%	1.3%	1.1%
Impairment of goodwill	0.0%	8.9%	0.9%
Gain on disposal of operating assets, net	(0.4)%	(0.1)%	(0.1)%

Total operating expenses	96.9%	110.6%	101.4%

Operating income (loss)	3.1%	(10.6)%	(1.4)%
Other income (expense):
Interest expense	(3.4)%	(4.4)%	(3.5)%
Investment income	0.5%	0.3%	0.1%
Foreign exchange (losses) gains, net	(0.1)%	0.2%	0.2%
Other, net	0.0%	0.1%	0.0%

Total other income (expense)	(3.0)%	(3.8)%	(3.2)%

Income (loss) before reorganization items and income taxes	0.1%	(14.4)%	(4.6)%
Reorganization items	(1.4)%	(0.8)%	0.0%

Loss before income taxes	(1.3)%	(15.2)%	(4.6)%
Income tax (expense) benefit	(0.0)%	1.2%	(1.4)%

Net loss	(1.3)%	(14.0)%	(6.0)%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
During 2006, the number of vehicles delivered was 8.4% lower than it was in 2005. However, the effect on revenues of the lower vehicle deliveries was almost completely offset by an increase in our revenue per vehicle delivered, which was due primarily to customer rate increases, an increase in fuel surcharges and the strengthening of the Canadian dollar. Our operating income for 2006 reflected an improvement of $121.1 million over 2005 and our net loss improved $112.7 million over 2005. The improvement in our operating income and our net loss were primarily a result of the $79.2 million impairment of goodwill recorded during 2005 and a $15.8 million charge recorded during 2005 to recognize the withdrawal liability for our estimated portion of the underfunded benefit obligation of two multiemployer pension plans. Also positively impacting our operating performance and net loss were customer rate increases, which were partially offset by the effect of the lower number of vehicles that we delivered and certain categories of higher expenses including insurance. Also, our net loss was positively impacted by a reduction in interest expense in 2006 compared to 2005 but was negatively impacted by higher reorganization items in 2006, as well as a $10.8 million income tax benefit recorded during 2005 related to the impairment of goodwill.
Revenues
Revenues were relatively flat year over year although the number of vehicles delivered by our Automotive Group declined from 8,275,000 in 2005 to 7,578,000 in 2006, a decrease of 8.4%. This reduction was due primarily to a 6.2% decline in vehicle production by our three largest customers. To a lesser extent, the number of vehicles delivered by our Automotive Group was also negatively impacted by the discontinuation of unprofitable business for one of our major customers at one of our terminal locations, the closure of certain unprofitable terminal locations in the latter part of 2005 and fewer vehicles hauled for Toyota and Honda due to lost market share. The effect of the decrease in volume was primarily offset by an increase in revenue per vehicle delivered by our Automotive Group. During 2006, revenue per vehicle delivered increased by $9.51 or 9.1% over 2005. The increase in revenue per unit was due primarily to certain customer rate increases, an increase in fuel surcharges received from customers and the strengthening of the Canadian dollar.
During the Chapter 11 Proceedings, we renewed contracts with rate increases with certain of our major customers. As a result of these rate increases, our revenues increased by approximately $37.6 million or $4.96 per unit in 2006 versus 2005.
Revenues from our fuel surcharge programs represent billings to our customers related to the price of fuel in excess of certain levels established with those customers. The fuel surcharge programs mitigate, in part, the rising cost of fuel by allowing us to pass on at least a portion of the increase to those customers who participate in the programs. In 2006, revenues from fuel surcharges represented 7.3% of the Automotive Group’s revenues, whereas, in 2005, revenues from the fuel surcharge programs represented only 5.2% of our Automotive Group’s revenues. Rate increases related to the fuel surcharge programs contributed $2.96 to the overall increase in revenue per unit and $22.4 million to the overall increase in revenues. However, this increase was partially offset by a reduction of $3.7 million due to the lower number of vehicles delivered, resulting in an overall increase of $18.7 million. The increase in fuel surcharge revenues is due primarily to the increase in the average price of fuel, which was approximately 12.5% higher in 2006 than 2005 for our U.S. operations. For our Canadian operations, the average price of fuel was 5.4% higher without considering the impact of the strengthening of the Canadian dollar and 12.5% higher after factoring in the currency impact. Customer fuel surcharges reset at varying intervals, which do not exceed one quarter, based on fuel prices in the applicable preceding time period. This results in a lag between the time period when fuel prices change and the time period when the fuel surcharge is adjusted. Future revenues derived from fuel surcharges would be impacted if any customer terminated its fuel surcharge agreement with us.
The Canadian dollar strengthened relative to the U.S. dollar in 2006 compared to 2005. During 2006, the Canadian dollar averaged the equivalent of U.S. $0.8821 versus U.S. $0.8262 during 2005, which resulted in an increase in revenues of approximately $12.5 million. This amount contributed $1.65 to the overall increase in revenue per unit of $9.51. However, the effect on operating income was partially offset by a corresponding increase in expenses for our Canadian subsidiary related to the currency fluctuation.
Revenues for our Axis Group increased $1.8 million in 2006 over 2005 primarily as a result of new business in Mexico, which commenced in the latter part of 2005 and which increased revenues by approximately $2.2 million. Additional business from the Axis Group’s other Mexican locations accounted for an increase of approximately $0.8 million. However, these increases were partially offset by reduced revenues of $1.3 million from our South African operations due to the sale of the Axis Group’s interest in Kar-Tainer International, LLC and Kar-Tainer International (Pty) Ltd. during the fourth quarter of 2005.
Our revenues are variable and can be impacted by changes in OEM production levels, especially sudden unexpected or unanticipated changes in production schedules, changes in distribution patterns, product type, product mix, product design or the weight or configuration of vehicles transported by our Automotive Group. As an example, our 2006 revenues were adversely affected by recent decisions by General Motors, Ford and DaimlerChrysler to reduce production in the fourth quarter of 2006 at several of its manufacturing plants and will be adversely affected by recent announcements by General Motors and Ford to close certain manufacturing plants in the future.
In addition, our revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters as a result of the higher volume of vehicles delivered. The volume of vehicles delivered is generally higher during the second quarter as North American light vehicle production has historically been at its highest level during this quarter due to higher consumer sales of automobiles, light trucks and SUVs in the spring and early summer. The introduction of new models in the fall of each year combined with the manufacturers’ motivation to ship vehicles before calendar year-end, increase shipments to dealers through the fourth quarter. During the first and third quarters, vehicle deliveries typically decline due to lower production volume during those periods. The third quarter volume does benefit from the introduction of new models, but the net volume for the quarter is typically lower than the second and fourth quarters due to the scheduled OEM plant shutdowns, which generally occur early in the third quarter. The first quarter volume is negatively impacted by the holiday shutdown in December of each year and the relatively low inventory of vehicles to ship as a result of maximizing shipments at the end of the year. However, given the unpredictable nature of consumer sentiment and our customers’ emphasis on more effective use of plant capacity, particularly at the Big Three, there can be no assurance that historical revenue patterns or manufacturer production levels will be an accurate indicator of future

OEM shipment activity. Delivery activity at our Automotive Group and the Axis Group can also be impacted by the availability of rail cars, rail transportation schedules or changes in customer service demands.
Salaries, wages and fringe benefits
Salaries, wages and fringe benefits decreased from 54.0% of revenues in 2005 to 50.4% of revenues in 2006. The decrease in salaries, wages and fringe benefits as a percentage of revenues was due in part to a $15.8 million charge recorded during 2005 for a probable withdrawal liability for our estimated portion of the underfunded benefit obligation of two multiemployer pension plans to which we contributed. Salaries, wages and fringe benefits as a percentage of revenues also decreased as a result of the increases in revenues related to the fuel surcharge programs and customer rate increases, which do not cause salary expense to vary, as well as a decrease in expense for our nonbargaining employees. Driver pay is based primarily on the number of miles driven to deliver vehicles and is affected by changes in revenue related to changes in volume, but is not affected by fluctuations in customer rates or fluctuations in fuel surcharge revenues. Salaries, wages and fringe benefits related to our nonbargaining employees, who are not directly involved in the generation of revenues, decreased by approximately $3.2 million. This decrease was due primarily to a reduction in headcount, the effect of unpaid furloughs and lower employee benefit costs. Employees with annual salaries of less than $80,000 were required to accept a five-day unpaid furlough in the month of June 2006 and those with annual salaries of $80,000 or more were required to accept ten days of unpaid furlough by the end of June 2006. The unpaid furloughs of our salaried nonbargaining employees reduced our salaries, wages and fringe benefits by approximately $200,000 in May 2006 and $800,000 in June 2006.
Our labor costs for employees covered by bargaining agreements related to the delivery of vehicles decreased $20.9 million in 2006 compared to 2005 primarily as a result of the lower number of vehicles that we delivered during 2006. However, the labor cost per vehicle delivered for these employees increased by approximately 3.1%. The effect of the lower number of vehicles delivered is estimated to be approximately $31.8 million, partially offset by the increase in the bargaining labor cost per vehicle delivered, which we estimate to be approximately $10.9 million. The increase in bargaining labor cost per vehicle delivered was due primarily to the agreed-upon rate increases related to our employees covered by the Master Agreement with the Teamsters, an increase in the average distance driven to deliver a vehicle (the “average length of haul”) and the strengthening of the Canadian dollar. Our salaries, wages and fringe benefit expense increased by approximately $6.3 million in 2006 compared to 2005 as a result of the agreed-upon rate increases related to employees covered by the Master Agreement with the Teamsters, partially offset by the 10% reduction in wages earned by these employees in May and June 2006. An increase in health, welfare and pension benefits went into effect on August 1, 2005, a 2% wage increase went into effect on June 1, 2005 and another 2% wage increase was effected on July 1, 2006. The average length of haul for vehicles delivered by these employees was approximately 1.4% higher in 2006 compared to 2005. We estimate that the strengthening of the Canadian dollar resulted in an increase in bargaining labor costs of approximately $4.6 million in 2006 compared to 2005.
Workers’ compensation expense, which is a component of salaries, wages and fringe benefit expense, increased by approximately $8.4 million during 2006 as compared to 2005 due primarily to the change in our insurance programs, and higher charges related to the unfavorable development of claims incurred in prior years. As previously discussed, in 2006, a fully insured program with no deductible covers the majority of our risk for workers’ compensation claims resulting in an increase in our premium expense. Charges related to the unfavorable development of claims were $5.9 million in 2006 versus $4.8 million in 2005. In order to more effectively manage risk management costs in future periods, we continue to implement initiatives to improve our hiring and training practices, prevent employee injuries, improve the claims management process and expedite the settlement of outstanding historical claims.
Operating supplies and expenses
Operating supplies and expenses increased from 20.2% of revenues in 2005 to 20.5% of revenues in 2006. The increase was due primarily to an increase in fuel expense, which increased from 8.4% of revenues in 2005 to 8.9% of revenues in 2006. See the revenue section above for a discussion of the approximate price increases. We estimate that the increase in the price of fuel resulted in additional fuel expense of approximately $11.6 million in 2006 compared to 2005. The increase in fuel expense related to the increase in price of fuel was partially offset by a decrease of $6.3 million related to the reduced number of vehicles delivered in 2006 compared with 2005. Due to the fuel surcharge agreements we have in place with substantially all of our customers, any unfavorable impact on our operating income due to the increase in fuel prices was mitigated as the corresponding effect of fuel surcharges, net of broker participation, was approximately $20.6 million, resulting in a favorable impact of $9.0 million on our operating income. The difference between the increase in fuel expense resulting from higher fuel prices and the amount of fuel surcharges received from customers during any quarter is due to the timing difference described above in the revenue discussion.
Repairs and maintenance expense increased from 4.5% of revenues in 2005 to 4.8% of revenues in 2006. The actual expense increased $3.1 million due primarily to an increase in the frequency and nature of vehicle repairs as a result of the increasing age of our fleet. Due to the significance of their nature, more of these repairs required outside vendor assistance.
Purchased transportation
Purchased transportation as a percentage of revenues decreased from 13.4% of revenues in 2005 to 12.9% of revenues in 2006 and actual purchased transportation expense decreased $4.2 million, or 3.5%. Purchased transportation primarily represents the cost to our Automotive Group of utilizing owner-operators of Rigs. The payments to the owner-operators, who receive a percentage of the revenue generated from transporting vehicles on our behalf, are covered by collective bargaining agreements with the Teamsters. The decrease in the expense was a result of a 5.2% reduction in the average length of haul driven by owner-operators in 2006, partially offset by the impact of the increase in fuel surcharge revenue per vehicle delivered as well as the customer rate increases discussed in revenues above. Purchased transportation, as a percentage of revenues fluctuates based on changes in the distribution patterns of our customers and how the vehicle deliveries are dispatched from our terminal locations. Fuel surcharge revenue and customer rate increases derived from deliveries by owner-operators are reimbursed to the owner-operator and recorded in purchased transportation. Fuel surcharge revenue derived from vehicle deliveries by owner-operators is included in revenues while the reimbursement of the fuel surcharge revenue to the owner-operator is included in purchased transportation expense.
Insurance and claims
Insurance and claims expense as a percentage of revenues was relatively flat year over year although there was (i) a change in coverage for 2006 to reduce the amount of risk that we retain, which resulted in higher premiums, and (ii) we experienced unfavorable development of claims from prior years. The 2006 expense includes unfavorable development of claims from prior years of $2.1 million while the 2005 expense reflects favorable development of claims of $1.6 million. Offsetting these 2006 increases were the impact of a major accident that occurred during the fourth quarter of 2005 and lower cargo claims expense in 2006. Cargo claims expense was lower in 2006 primarily as a result of the lower volume of vehicles delivered, partially offset by an increase in the cost per unit as the percentage of damage-free vehicle deliveries was 99.70% compared to 99.80% for 2005, a decline of approximately 1,000 units. We continue to manage cargo claims costs as part of our on going cost reduction initiatives. As such, we have continued to emphasize cargo claims prevention to our drivers, re-engineered the claims review process so that we can more quickly identify damage that we did not cause and deny claims that are not in compliance with our documented guidelines.
Other operating expenses
Other operating expenses decreased from 1.3% of revenues in 2005 to 0.9% of revenues in 2006 primarily as a result of the incurrence of professional fees relating to the review of various strategic alternatives related to our operating performance and highly leveraged financial position and to prepare for a potential Chapter 11 filing during 2005.
Impairment of goodwill
The impairment of goodwill of $79.2 million was recorded at our Automotive Group during 2005 and represented the entire carrying amount of goodwill for this reporting unit, since the estimated fair value of the reporting unit’s goodwill was determined to be zero. To determine the fair value of the reporting unit, management considered available information including market values of securities, appraisals of the Automotive Group’s long-term tangible assets and discounted cash flows from our revised forecasts. The fair value of goodwill at our Automotive Group was affected by a decrease in projected sales volume for this reporting unit that was impacted by a decline in actual and projected OEM production levels, particularly at our two largest customers, as well as management’s analysis of other cash flow factors and trends, including capital expenditure requirements in excess of previous estimates. The goodwill reflected in our consolidated balance sheet as of December 31, 2006 relates to the Axis reporting unit. No such impairment was found on the remaining goodwill in 2006.
Gain on disposal of operating assets, net
For 2006, the gain on disposal of operating assets, net of $3.3 million primarily represents the gain on the sale of a portion of property located in Ontario, Canada. There were no significant asset sales in 2005.
Interest expense
Interest expense decreased from $39.4 million in 2005 to $30.2 million in 2006. This reduction was primarily the result of:
•	The discontinuation of interest accrued on our Senior Notes subsequent to the Petition Date. Effective August 1, 2005 and in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, we ceased accruing interest on our Senior Notes since the repayment of this debt and related interest are stayed by the Bankruptcy Court as a result of the Chapter 11 Proceedings. Interest expense recognized on the Senior Notes was $7.5 million for 2005;

•	Lower charges related to deferred financing costs. Charges related to deferred financing costs decreased $2.8 million in 2006 compared to 2005. This was due primarily to the write-off of $4.9 million in deferred financing costs during 2005 as a result of the violation of one of the financial covenants in our pre-petition facility as of June 30, 2005, the effect of which was partially offset by higher amortization of deferred financing costs related to the Original DIP Facility in 2006. The amortization was higher in 2006 as a result of the revision, in March 2006, of the end of the amortization period of the deferred financing costs related to the Original DIP Facility as a result of certain financial covenant violations. As a result of the covenant violations related to the Original DIP Facility, we revised the end of the amortization period from February 2, 2007, the initial maturity date of the Original DIP Facility, to May 18, 2006, the end of the forbearance period under the Original DIP Facility;

•	The prepayment penalty of $1.9 million, which we paid to our pre-petition lenders in August 2005; and

•	Reduced letter of credit fees. Letter of credit fees were approximately $1.2 million lower in 2006 than 2005 due to the incurrence, during 2005, of line of credit fees on both the Original DIP Facility as well as the pre-petition facility as we transitioned from one facility to the other.
The decreases discussed above were partially offset by an increase in our effective interest rate, an increase in our average outstanding debt and a $1.2 million increase in lender fees which was due primarily to the amendments and forbearance agreements negotiated with the lenders of the Original DIP Facility during the second quarter of 2006. Our effective interest rate was approximately 60 basis points higher in 2006 versus 2005 resulting in additional interest expense of approximately $0.8 million. Our average outstanding debt, excluding the Senior Notes, increased during 2006 by approximately $18.8 million over 2005, resulting in additional interest expense of approximately $2.4 million.
Investment income
Investment income increased from $2.8 million in 2005 to $4.8 million in 2006, which was due primarily to an increase in interest rates on time deposits as well as an increase of $4.7 million in the average amount of restricted cash, cash equivalents and other time deposits held by our captive insurance subsidiary, Haul Insurance Limited. The average amount of restricted cash, cash equivalents and other time deposits increased as a result of additional amounts required, in the second half of 2005, to collateralize letters of credit issued to secure the payment of insurance claims.
Foreign exchange losses/gains, net
Foreign exchange losses were $0.6 million in 2006 compared to foreign exchange gains of $1.4 million in 2005. This fluctuation was due primarily to the effect of changes in currency exchange rates on the intercompany payable balance denominated in U.S dollars recorded on one of our Canadian subsidiary’s balance sheet. The Canadian dollar was relatively flat to the U.S. dollar at the end of 2006 compared to the beginning resulting in an immaterial foreign exchange effect on the opening intercompany balance. However, the intercompany payable balance increased approximately $7.7 million during 2006 and the Canadian dollar weakened at the end of December 2006 to U.S $0.8581 compared to the average of U.S $0.8821 maintained during 2006 thereby resulting in a loss on exchange. The Canadian dollar was 3.3% stronger at the end of 2005 than at the beginning resulting in a gain on exchange in 2005. In addition, the average outstanding intercompany amount payable by this subsidiary increased by $8.0 million during 2005 which contributed to the exchange gain during 2005.
Reorganization items
During 2006 and 2005, we incurred approximately $12.8 million and $7.1 million, respectively, in costs related to the Chapter 11 Proceedings. These costs are primarily for legal and professional services rendered in connection with the Chapter 11 Proceedings and for 2005, included the write-off of $1.4 million of deferred financing costs. Since we filed for Chapter 11 on July 31, 2005, the results for 2005 include only five months of reorganization items whereas the results for 2006 include twelve months of reorganization items. Also, as more fully discussed in the liquidity section below, the Bankruptcy Court approved an employee retention plan, in connection with our Chapter 11 filing, which provides for potential payments to approximately 82 employees, both executive and non-executive. Reorganization items for 2005 include only twelve days of amortization of this expense related to the retention plan whereas reorganization items for 2006 include twelve months of this expense. See Note 3 to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for a summary of these reorganization items.
Income taxes
In 2006, a tax expense of $389,000 was recognized. In 2005, a tax benefit of $10.8 million was recognized. In 2006 and 2005, the income tax expense differed from the amount computed by applying statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance. During 2005, we did recognize a tax benefit related to the impairment of goodwill to the extent that related deferred tax liabilities existed. For both periods, we recognized tax expenses related to foreign jurisdictions where the valuation allowance is not required. In our evaluation of the valuation allowance, we consider all sources of taxable income, including tax-planning strategies.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
During 2005, the number of vehicles delivered was 6.3% lower than 2004. However, the effect on revenues of the lower volumes was partially offset by an increase in revenue per vehicle delivered, primarily the result of the positive impact of the fuel surcharge programs, the strengthening of the Canadian dollar and rate increases negotiated with certain customers. The operating loss and net loss for 2005 were $82.0 million and $71.8 million higher than 2004, respectively. The higher operating loss and net loss were primarily a result of the $79.2 million impairment of goodwill recorded during 2005 and the $15.8 million charge, recorded during 2005, for probable withdrawal liability for the estimated portion of underfunded benefit obligation of two multiemployer pension plans. Operating performance and net loss were also negatively impacted by the effect of the lower volume of vehicles delivered partially offset by the positive impact of customer rate increases. The net loss was also negatively impacted by an increase in interest expense and the incurrence of reorganization expenses in 2005 in connection with the Chapter 11 filing in July 2005, but benefited from a $10.8 million income tax benefit recorded during 2005 related to the impairment of goodwill compared to a $12.4 million income tax expense in 2004 related to the recording of additional valuation allowances.
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
The Canadian dollar strengthened relative to the U.S. dollar during 2005. Revenues from our Canadian subsidiary are positively impacted when the Canadian dollar strengthens relative to its U.S. counterpart. During 2005, the Canadian dollar averaged the equivalent of U.S. $0.8262 versus U.S $0.7701 during 2004 which resulted in an increase in revenues of $11.7 million or $1.41 per unit in 2005 versus 2004.
Revenue per unit was also higher by $1.83 per unit as a result of certain rate increases negotiated with our customers. Offsetting the increases in revenue per vehicle delivered was a decline of $0.26 per unit due to a reduction in the average length of haul. Since a portion of our revenue is based on the number of miles driven to deliver a vehicle, a decrease in the average length of haul reduces our revenue and revenue per unit. The average length of haul may fluctuate based on changes in the distribution patterns of our customers and how the vehicle deliveries are dispatched from our terminal locations.
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
Driver pay, which is based primarily on the number of miles driven to deliver vehicles, is affected by changes in revenue related to changes in volume. As a result of the decrease in volume, we estimate that driver pay decreased by approximately $16.5 million. However, this decrease was partially offset by increases in wage rates and benefits related to our bargaining employees. As a result of the agreed-upon rate increases for our employees covered by the Master Agreement with the Teamsters, an increase in benefits went into effect on August 1, 2004 and 2005 and a 2% wage increase went into effect on June 1, 2005. As a result, our bargaining labor costs per vehicle delivered increased by approximately 5.1% and resulted in additional expense of approximately $13.7 million in 2005 compared to 2004.
The effects of the decreases described above were almost completely offset by the $15.8 million charge related to the withdrawal from two multiemployer pension plans previously discussed.
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
Insurance and claims
Insurance and claims expense remained relatively flat from 4.6% of revenues in 2004 to 4.7% of revenues in 2005. The largest cost component in this category, auto and general liability insurance, was comparable year over year. The expense in 2005 increased due to the effect of one major accident that occurred during the fourth quarter of 2005, but was offset by favorable development of claims from prior years of approximately $1.6 million, the cost of one large claim in 2004 and the effect of discontinuing the discounting of the reserves in 2004 of approximately $0.6 million.
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
Rents
Rent expense decreased from $8.6 million in 2004 to $7.5 million in 2005. During 2004, we had additional rent expense of approximately $1.0 million related to a lease we assumed in the 1997 acquisition of the Ryder Automotive Group. The liability for this lease was fully accrued as of December 31, 2004. Subsequent to the Petition Date, this lease and the related subleases were rejected. Additionally, we rejected two leases in Canada and accrued the potential claim for these leases as reorganization expense of approximately $115,000. The estimated allowed claims related to the rejected leases are classified as liabilities subject to compromise.
Other operating expenses
Other operating expenses increased from $10.1 million during 2004 to $11.8 million in 2005 primarily as a result of an increase in legal and professional fees incurred for the preparation of the Chapter 11 filings.
Impairment of goodwill
As more fully discussed above, the impairment of goodwill of $79.2 million was recorded at our Automotive Group in 2005 and represented the entire carrying amount of goodwill for this reporting unit.
The impairment of goodwill of $8.3 million during 2004 was recorded at our Axis Group and represented the excess of the carrying amount of goodwill for this reporting unit over its estimated fair value as determined during our annual assessment of goodwill.
Interest expense
Interest expense increased from $31.4 million in 2004 to $39.4 million in 2005 due primarily to the following:
•	The write off of $4.9 million in deferred financing costs related to the pre-petition facility, discussed above;

•	Payment of the $1.9 million prepayment penalty related to our pre-petition facility;

•	An increase in our average outstanding debt. Average outstanding debt increased by approximately $20.3 million during 2005 versus 2004 resulting in additional interest expense of approximately $2.5 million;

•	An increase in the effective interest rate from 9.6% in 2004 to 12.2% in 2005 resulting in additional interest expense of approximately $2.9 million;

•	An increase in lender fees of approximately $0.9 million including commitment, agent and letter of credit fees as well as additional fees related to amendments to the pre-petition facility; and

•	An increase in amortization of debt issuance costs of approximately $0.9 million. Although total deferred debt issuance costs related to the Original DIP Facility are less than those related to the pre-petition facility, the amortization period was much shorter, resulting in higher amortization charges year over year.
The increases noted above were partially offset by:
•	The discontinuation of interest accrued on the Senior Notes effective August 1, 2005. Contractual interest not accrued or paid on the Senior Notes was $5.4 million for 2005; and

•	A decrease of approximately $1.0 million related to interest on prior year tax assessments.
Investment income
Investment income increased primarily as a result of an increase in interest rates on time deposits as well as an increase of $10.4 million in the average restricted cash, cash equivalents and other time deposits held at our captive insurance subsidiary, Haul Insurance Limited. The average amount of restricted cash, cash equivalents and other time deposits increased as a result of additional amounts required to collateralize letters of credit issued to secure the payment of insurance claims.
Other, net
Other, net in 2005 represents the gain on sale of our interests in Kar-Tainer International, LLC and Kar-Tainer International (Pty) Ltd. On October 28, 2005, with Bankruptcy Court approval, we sold our interests in Kar-Tainer International, LLC and Kar-Tainer Int’l (Pty) Ltd., a South African subsidiary. Other, net of $0.2 million in 2004 relates to the write off of the equity of our last remaining joint venture based on management’s assessment that our investment in this joint venture was not recoverable.
Reorganization items
During 2005, we incurred approximately $7.1 million in costs related to the Chapter 11 Proceedings. These costs were primarily for legal and professional services rendered and the write-off of deferred financing costs related to the issuance of our Senior Notes.
Income taxes
We recorded a tax benefit of $10.8 million in 2005 and a tax expense of $12.4 million in 2004. For both years, the income tax expense differed from the amounts computed by applying statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance. As discussed above, during 2005, we did recognize a tax benefit related to the impairment of goodwill in the second quarter of 2005 to the extent that related deferred tax liabilities existed. In 2004, due to the continuing losses during the year and the worsening trend in the fourth quarter, we concluded that it was “more likely than not” that additional deferred tax assets would not be recovered and recorded an additional valuation allowance of $11.3 million at December 31, 2004.
Liquidity and Capital Resources
Overview
Our primary sources of liquidity are funds provided by operations and borrowings under the Original DIP Facility, now replaced by the New DIP Facility. We use our cash primarily for the purchase, remanufacture and maintenance of our Rigs and terminal facilities, the payment of operating expenses, the servicing of our debt, and the funding of other capital expenditures. We also use our cash to pay legal and professional fees related to the Chapter 11 Proceedings.

We use restricted cash, cash equivalents and other time deposits to collateralize letters of credit required by third-party insurance carriers for the settlement of insurance claims. These collateral assets are not available for our general use in operations, but are restricted for payment of insurance claims. We obtained the Original DIP Facility and the New DIP Facility to provide debtor-in-possession financing in connection with our Chapter 11 filing. Funds under the New DIP Facility will allow us to continue to operate in the normal course of business and are available to help satisfy our working capital obligations during the Chapter 11 Proceedings, including payment under normal terms for goods and services provided after the Petition Date, payment of wages and benefits to active employees and retirees and other items approved by the Bankruptcy Court. In addition, we periodically borrow under insurance financing arrangements to fund our insurance programs.
During 2006, we continued to be impacted by liquidity constraints and took various steps to preserve our liquidity, which included:
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
On January 6, 2006, in connection with our Chapter 11 filing, the Bankruptcy Court approved an employee retention plan, which provides for retention payments to approximately 82 employees, both executive and non-executive. The employee retention plan is designed to provide certain financial incentives aimed at retaining certain employees and provides for the payment of up to approximately $4 million in retention bonuses and approximately $6 million in severance payments in the event that participants are terminated as employees without cause. A portion of the bonus payments were made in 2006 and we expect to pay the remaining bonus payments during 2007. Certain of these retention payments are contingent upon the achievement of certain milestones such as our emergence from Chapter 11.
Continuation of our company as a going concern is predicated upon, among other things: (i) our ability to fund our cash requirements through the effective date of the Joint Plan; (ii) our ability to consummate the Joint Plan, which depends on a number of factors, including our ability to satisfy the conditions under the New DIP Facility necessary for exit financing; (iii) our ability to operate under the terms of the New DIP Facility; (iv) the availability of sufficient cash to meet our working capital needs; (v) our ability to resolve labor disputes involving us and our employees; (vi) the outcome of any third party action to obtain the Bankruptcy Court’s approval to modify or terminate the automatic stay, to appoint a Chapter 11 trustee or to convert the Chapter 11 cases to Chapter 7 cases; (vii) our ability to maintain contracts that are critical to our operations; and (viii) our ability to retain key executives and employees. These matters create uncertainty concerning our ability to continue as going concern.
Operating Activities
We use the indirect method to prepare our statement of cash flows. Accordingly, we compute net cash provided by operating activities by adjusting the net loss for all items included in the net loss that do not currently affect operating cash receipts and payments. Cash provided by operating activities was $48.8 million for 2006 compared to cash used in operating activities of $34.9 million for 2005, an increase in operating cash flows of $83.7 million. This increase in cash from operating activities was primarily due to a reduction in payments relating to insurance in

2006 compared to 2005 and to a lesser extent to improved collections from our customers and lower payments relating to interest and salaries, wages and fringe benefits.
Although premiums for insurance coverage for 2006 were higher than in 2005, insurance payments for 2006 were less as a result of the payment during 2005 of the majority of the 2006 insurance premiums along with the majority of the 2005 insurance premiums. The majority of the payments for 2006 coverage were made in December 2005. In contrast, the majority of the premiums for 2007 will be paid at intervals during 2007. Cash collections, primarily from our customers, increased approximately $14.0 million primarily as a result of improved collection efforts. Interest paid in 2006 was $7.5 million lower than 2005 primarily as a result of the in-kind payment of interest during 2006 of $6.4 million which was added to the principal balance on the term loans as well as the payment of interest on the Senior Notes of $6.5 million during 2005. These factors were partially offset by an increase in interest payments resulting from increased lender fees, an increase in our outstanding debt and an increase in our effective interest rate. Payments relating to salaries, wages and fringe benefits were lower primarily as a result of the lower volume of vehicles hauled.
The positive impact of these items on operating activities were partially offset by the benefit, obtained in 2005, from the stay of pre-petition liabilities of $26.1 million of accounts and notes payable and other accrued liabilities that were stayed by the Chapter 11 filing. Also offsetting the payment reductions discussed above was an $8.8 million increase in payments relating to reorganization items as a result of a full year of Chapter 11 Proceedings in 2006 compared to only five months in 2005.
Investing Activities
During 2006, we used $24.4 million in investing activities compared to $37.7 million during 2005. During 2005, restricted cash, cash equivalents and other time deposits required to collateralize our self-insurance reserves at our captive insurance subsidiary increased $19.7 million compared to a decrease of $4.3 million in 2006. The collateral requirements are based on the third-party insurance carriers’ estimates of future claims payments. There was no increase in 2006 for workers’ compensation since we are covered by a fully insured policy for most states. In addition, the net amount deposited with insurance carriers was $7.9 million lower during 2006 compared to 2005.
The lower amount of cash required for investing in the activities above were partially offset by higher capital expenditures in 2006 versus 2005. Capital expenditures for 2006 and 2005 were $35.8 million and $19.4 million, respectively, most of which was spent on our fleet of Rigs. During 2006, we purchased 53 new tractors, 53 new trailers and 124 Rigs previously leased. We also remanufactured 191 tractors and 261 trailers and replaced (overhauled) approximately 320 engines. During 2005, we purchased one new Rig, two used Rigs and remanufactured 164 tractors and 165 trailers and replaced (overhauled) approximately 380 engines.
In recent years, as a result of our financial condition, we have operated under a reduced capital expenditure plan with respect to our fleet of Rigs. As a result, we have been unable to replace or remanufacture the number of Rigs or engines we normally would have if we had not been forced to significantly reduce our capital expenditures. We believe that approximately 67% of our active fleet of Rigs will reach the end of their useful lives and must be replaced in 2007 through 2010, which will require a significant increase in our capital spending, from approximately $35.8 million in 2006 to approximately $66.8 million in 2007 (excluding the Blue Thunder Rigs) and $70 million in each of the years 2008, 2009 and 2010. No assurances can be provided that we will have the necessary capital from our operations or that we will be able to obtain financing on terms acceptable to us, or at all, to support this necessary increase in capital investment.
Of the $66.8 million for capital expenditures in 2007 (excluding the Blue Thunder Rigs), we expect to spend $61.4 million on our fleet of Rigs. Of this amount, Allied Automotive expects to spend approximately $27.1 million to purchase over 125 new Rigs, approximately $16.3 million to remanufacture approximately 200 existing Rigs and an additional 55 trailers, approximately $8.0 million to replace approximately 346 engines, $7.1 million to purchase certain used Rigs and approximately $2.9 million to purchase certain Rigs which we currently lease. Our Axis Group expects to spend about $3.6 million of capital in 2007.
Even if we are able to invest the amounts indicated above each year, we will be operating a substantial number of Rigs beyond their scheduled replacement or remanufacturing due dates. Accordingly, Rigs may have to be taken out of service sooner than planned as a result of equipment failures or the Rigs otherwise reaching the end of their useful lives. We presently have no excess Rigs to service our existing business or to seek additional business. A large number of Rig failures could result in our inability to meet our service requirements under existing customer contracts, which could result in the termination of such agreements by our customers, which would likely have a material adverse effect on our operations and financial results. Additionally, we may be forced to increase repair and maintenance spending in an effort to maintain the number of Rigs in service. If we are unable to make planned reinvestments in the fleet because of liquidity or other constraints, or if there is inadequate manufacturing or remanufacturing capacity when we require it, repairs and maintenance expense will be adversely impacted.
Subsequent to December 31, 2006, we entered into an agreement with Yucaipa pursuant to which Yucaipa will purchase the Blue Thunder Rigs, which will then be sold to us at cost. The Blue Thunder Rigs range between three to five years in age. The Rig Financing, which was provided by Yucaipa, was approved by the Bankruptcy Court on April 6, 2007. The maximum amount financed under the Rig Financing will not exceed $15 million and includes additional funds to retrofit and make any necessary repairs to the Blue Thunder Rigs, and to pay certain costs and expenses associated with the purchase, such as registration expenses. The notes under the Rig Financing bear interest at LIBOR plus 4%, payable quarterly by addition to principal. In addition, at the option of Yucaipa, upon our successful emergence from Chapter 11, Yucaipa may convert the Rig Financing into additional equity of our company. As of May 3, 2007, we had purchased 117 of these Rigs from Yucaipa at a cost of $8.9 million.
Our estimates of the planned investment in our fleet as set forth above could vary based upon factors such as liquidity constraints, the financial covenants included in the New DIP Facility, the ultimate plan of reorganization, the level of new vehicle production by our customers, changes in our market share, changes in customer requirements regarding Rig specifications, the availability of tractors or engines, changes in the number of Rigs which we lease or utilize through owner-operators, and our ability to continue remanufacturing our Rigs primarily through our current provider.
We utilize primarily one company to remanufacture and supply certain parts needed to maintain a significant portion of our fleet of Rigs. While we believe that a limited number of other companies could provide comparable remanufacturing services and parts, a change in this service provider could cause a delay in and increase the cost of the remanufacturing process and the maintenance of our Rigs. Such delays and additional costs could adversely affect our operating results as well as our Rig remanufacturing and maintenance programs. In addition, we purchase our specialized tractors primarily through one manufacturing company. While this and other manufacturers also produce non-specialized tractors, we have not determined the impact on our equipment and operating costs should the specialized tractors not be available in the future.
Financing activities
We used $25.4 million in financing activities during 2006 while financing activities provided net cash of $74.2 million during 2005. During 2006, borrowings on credit facilities increased by $3.0 million compared to an increase in borrowings of $50.8 million in 2005. We paid $0.3 million of deferred financing costs during 2006 compared to $8.3 million for 2005. In addition, we only borrowed $6.4 million under insurance financing arrangements during 2006 since we were able to obtain funding for most of our 2006 insurance programs in the fourth quarter of 2005 and we were not required to finance the majority of our 2007 insurance premiums in 2006. This is in contrast to 2005 when we borrowed $42.4 million under insurance financing arrangements, since we did not finance our 2005 insurance premiums at the end of 2004. Additionally, during 2006, the repayments under insurance financing arrangements were $23.6 million higher than the repayments during 2005 since more premiums were financed for the 2006 coverage.
Credit facilities
On March 30, 2007, we entered into a New DIP Facility arranged by an affiliate of Goldman Sachs & Co., which provides financing of up to $315 million. The New DIP Facility, which was amended in April 2007, replaced the Original DIP Facility and subject to satisfaction of certain conditions, the New DIP Facility may be converted to a senior secured credit facility upon our emergence from Chapter 11. To the extent that the New DIP Facility is converted to a post-bankruptcy senior secured credit facility, such facility will mature five years after the effective date of the Joint Plan. If the conditions for conversion of the New DIP Facility are not satisfied or if we do not exercise the option to convert the New DIP Facility to a post-bankruptcy secured credit facility upon successful emergence from bankruptcy, the New DIP Facility will mature on the earlier of (i) September 30, 2007 and (ii) the effective date of a plan of reorganization or our emergence from Chapter 11. The New DIP Facility includes a $230 million secured term loan facility, a $50 million synthetic senior letter of credit facility and a $35 million senior secured revolving credit facility (“New Revolver”), which includes a swing-line credit commitment of $10 million. Proceeds from the New DIP Facility of $205 million at March 30, 2007 were used to repay all amounts outstanding under the Original DIP Facility and associated fees, and provide additional liquidity for working capital needs. The excess funds are being invested in overnight interest-bearing repurchase agreements. In connection with the termination of the Original DIP Facility and the funding of the New DIP Facility, we paid fees of approximately $9.4 million, $1.3 million of which related to termination of the Original DIP Facility and $8.1 million of which related to the New DIP Facility. The fees relating to the Original DIP Facility will be expensed during the first quarter of 2007 as part of the extinguishment of debt while the fees relating to the New DIP Facility will be deferred and amortized through September 30, 2007.
The New DIP Facility will provide us with working capital during and after the Chapter 11 Proceedings. The interest rates on the term loans in the New DIP Facility may vary based on either the Base Rate plus 2.50%, or Adjusted Eurodollar Rate plus 3.50%. The interest on the New Revolver may vary based on either the Base Rate plus 1.0%, or Adjusted Eurodollar Rate plus 2.0%. The swing line loans bear interest at the Base Rate plus 1.0%. Base Rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. The Adjusted Eurodollar Rate means any Eurodollar Rate Loan adjusted for any reserve requirement as regulations may be issued from time to time by the Board of Governors of the Federal Reserve System. In addition, we will be charged a participation fee pursuant to the letter of credit facility equal to approximately 3.80% per annum of the amount of the synthetic letter of credit facility plus a fronting fee of 0.55% of the average daily maximum amount available to be drawn under letters of credit issued under the synthetic letter of credit facility. We also will be obligated to pay a commitment fee equal to 0.375% per annum times the daily average undrawn portion of the New Revolver and a commitment fee of 1.75% per annum times the daily average undrawn portion of the term loan facility.
As of May 3, 2007, $35 million of the New Revolver was available. Approximately $41.6 million was committed under letters of credit primarily related to the settlement of insurance claims, $205 million in term loans were outstanding and approximately $25 million in term loans were available.
The Original DIP Facility was entered into on July 31, 2005 in connection with the Chapter 11 filing and during its tenure was amended at certain intervals including the fifth amendment entered into on June 30, 2006, which provided us with an additional $30 million of liquidity through a new term loan, reduced the interest rate on certain other portions of the Original DIP Facility, waived all the defaults previously disclosed, permitted a portion of the interest due to be paid in kind by addition to principal on a monthly basis and extended the maturity date on the term loans to June 30, 2007. The revolving credit facility under the Original DIP Facility (“Original DIP Revolver”) was scheduled to mature on March 30, 2007 and the term loans were scheduled to mature on June 30, 2007.
During 2006, we invoked the option to pay interest in kind under the Original DIP Facility and paid interest in kind with an addition to principal of approximately $6.3 million.
As of May 3, 2007, we were in compliance with the covenants of the New DIP Facility but can provide no assurance that we will be able to comply with these covenants or, if we fail to do so, that we will be able to obtain amendments or waivers of such covenants.
On September 30, 1997, we issued $150 million of 8 5/8% senior notes (the “Senior Notes”) through a private placement. The Senior Notes were subsequently registered with the SEC, are payable in semi-annual installments of interest only and are scheduled to mature on October 1, 2007. Borrowings under the Senior Notes are general unsecured obligations of Allied Holdings, Inc. and are guaranteed by substantially all of our subsidiaries (the “Guarantor Subsidiaries”). The guarantees are full and unconditional and there are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to our company. Allied Holdings, Inc. owns 100% of the Guarantor Subsidiaries. See Note 14 to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for a list of the companies that do not guarantee our obligations under the Senior Notes (the “Nonguarantor Subsidiaries”).
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
Our credit facilities and the Senior Notes are more fully discussed in Note 14 of our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Contractual Obligations
We set forth in the table below our minimum contractual obligations as of December 31, 2006 (in thousands). The operating lease obligations, purchase obligations and insurance premium commitments are not recorded in our consolidated balance sheet.

	Payments Due In
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter
Original DIP Facility(1)	$161,357	$161,357	$—	$—	$—
Operating lease obligations	18,967	10,043	7,253	1,145	526
Insurance premium financing(2)	5,414	5,414	—	—	—
Liability for unfunded defined benefit pension and other postretirement plans(3)	15,564	1,337	2,541	2,322	9,364
Purchase obligations(4)	77,799	10,658	21,538	21,984	23,619
Insurance premium commitments	22,678	22,678	—	—	—
Claims and insurance reserves(5)	103,093	38,786	28,058	12,491	23,758
Senior Notes(6)	154,313	154,313	—	—	—

Total	$559,185	$404,586	$59,390	$37,942	$57,267

(1)	Excludes interest payable of $445,000. The Original DIP Facility was replaced by the New DIP Facility on March 30, 2007. The Original DIP Facility and the New DIP Facility are more fully discussed in Note 14 to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

(2)	Excludes interest payable of $21,000. See Note 11 to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for a discussion of these financing arrangements.

(3)	The table above includes only the liability for the defined benefit postretirement plans other than pensions since these plans are the only unfunded plans. We also have one underfunded defined benefit pension plan with a recognized liability of $899,000, which is not included in the table above.

(4)	This obligation relates to an agreement with IBM. In April 2001, we entered into a five-year commitment with IBM whereby IBM would provide our mainframe computer processing services. In December 2003, we amended this agreement. The amended agreement is a ten-year commitment, commencing February 2004, for IBM to provide additional services to manage applications for EDI, network services, technical services, and applications development and support. The agreement includes outsourcing at prices defined within the agreement. Our Chapter 11 filing has not affected the terms and services under this contract. The obligation amount included in the table does not include a pre-petition obligation to IBM of $977,000 pursuant to this agreement since the timing and amount of the payment is uncertain.

(5)	Expected payouts of the aggregate amount of claims exclude liabilities subject to compromise since the timing of expected payouts cannot be estimated.

(6)	The Senior Notes, and related accrued interest as of the Petition Date, are expected to be allowed general unsecured claims. The Disclosure Statement for the Joint Plan contemplates distribution of new common stock on a pro rata basis to the holders of general unsecured claims.
The Pension Protection Act of 2006 (“PPA”) may impact the funding requirements for our pension plans beginning in 2008. Among other legislative changes, the PPA alters the manner in which liabilities and asset values are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to under-funded pension plans would be made. These changes could result in an increase in the funding requirements for our pension plans.

We have no significant income tax or litigation-related obligations, except for those covered by our insurance programs. For more information on income taxes and litigation, claims and assessments, see Notes 18 and 19 of our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K
Letters of Credit
We renew our letters of credit annually. At December 31, 2006, we had agreements with third parties to whom we had issued $138.3 million of letters of credit primarily relating to settlements of insurance claims and reserves and support for a line of credit at one of our foreign subsidiaries. Of the $138.3 million, $40.0 million of these letters of credit were secured by borrowings under the Original DIP Revolver and $98.3 million were issued by our wholly owned captive insurance subsidiary, Haul Insurance Limited, and were collateralized by $98.3 million of restricted cash, cash equivalents and other time deposits held by this subsidiary. As previously discussed, the Original DIP Facility was replaced by the New DIP Facility on March 30, 2007.
The amount of letters of credit that we may issue under the New Revolver included in the New DIP Facility may not exceed $50 million. As of May 3, 2007, we had utilized $41.6 million of this availability and had $8.4 million available. See also Note 18 (d) of our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company (1) has made a guarantee (2) has a retained or contingent interest in transferred assets (3) has an obligation under a contract that would be accounted for as a derivative except that it is indexed to the company’s stock and included in stockholders’ equity (4) has an obligation arising out of a variable interest in the unconsolidated entity and the unconsolidated entity provides financing, liquidity, market risk or credit risk support to the company or engages in leasing, hedging or research and development services with the company. Operating lease arrangements have potential off-balance sheet implications. Future minimum lease payments under our noncancelable operating leases at December 31, 2006 are reflected in the table above under “Contractual Obligations.” See also Note 13 to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Disclosures About Market Risks
The market risks inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in interest rates, fuel prices, self-insured claims and foreign currency exchange rates.
Fuel Prices
Our Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as the weather, government policies, and changes in global demand and global production. To reduce the price risk caused by market fluctuations, Allied Automotive Group periodically purchases fuel in advance of consumption. A 10% increase in diesel fuel prices would increase costs by $9.8 million over the next twelve months assuming levels of fuel consumption in the next twelve months are consistent with levels of fuel consumed in 2006. This increase in costs would at least be partially offset by our fuel surcharge arrangements with our customers. Currently, we have in place fuel surcharges with substantially all of our customers. In periods of rising fuel prices and declining vehicle deliveries, we may not recover all of the fuel price increase through our fuel surcharge programs since fuel surcharge rates reset at varying intervals based on fuel prices in the preceding applicable period.
Interest Rates
We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. Prior to the Chapter 11 filing, the Senior Notes bore interest at a fixed rate. During the Chapter 11 Proceedings, the Senior Notes rank as an unsecured claim and we have ceased the accrual and payment of interest pending consummation of a plan of reorganization. As of December 31, 2006, we had $161.4 million outstanding under the Original DIP Facility which was subject to variable rates of interest. As previously discussed, the Original DIP Facility was replaced by the New DIP Facility on March 30, 2007. The interest rates on the term loans and New Revolver in the New DIP Facility may vary based on either the Base Rate plus 2.50%, or LIBOR plus 3.50%. The swing line loans bear interest at the Base Rate plus 1.0%. Based on the outstanding balance of the Original DIP Facility as of December 31, 2006, the impact of a three-percentage point increase in interest rates would result in an increase in our annual interest expense of approximately $4.8 million.
Risk Management Retention
We retain losses within certain limits through high deductibles or self-insured retentions. For certain risks, coverage for losses is provided by primary and reinsurance companies unrelated to our company. Our coverage is based on the date that a claim is incurred. Haul Insurance Limited, our captive insurance subsidiary, provides reinsurance coverage to certain of our third-party insurance carriers for certain types of losses for certain years within our insurance program, primarily insured workers’ compensation, automobile and general liability risks. Our retentions and deductibles are more fully discussed in Note 12 of the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K
For 2005, we were self-insured, primarily through our captive insurance company, for the majority of our workers’ compensation losses which will be paid over a number of years. In contrast, the majority of our risk related to workers’ compensation claims in 2007 and 2006 is covered by a fully insured program with no deductible.
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
Claims and insurance reserves are adjusted periodically, as claims develop, to reflect changes in actuarial estimates based on actual experience. During 2006, the estimated ultimate amount of claims from prior years increased approximately $8.0 million or $0.89 per share. During 2005, the estimated ultimate amount of claims from prior years increased approximately $3.2 million or $0.36 per share.
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
Foreign Currency Exchange Rates
Though we operate primarily in the U.S., we own foreign subsidiaries, the most significant being Allied Systems (Canada) Company. The net investment in our foreign subsidiaries translated into U.S. dollars using the rate of exchange in effect at December 31, 2006, was $38.3 million. The potential impact on other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates approximates $3.8 million.
At December 31, 2006, we had an intercompany payable balance of $43.0 million denominated in U.S. dollars recorded on our Canadian subsidiary’s balance sheet. The potential impact from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance would be a $4.3 million charge or credit to the income statement. We do not use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates.
Inflation
While we may have been subject to some measure of inflation, we do not believe that this has impacted our results significantly. In addition, it would be difficult to isolate such effects on our operations.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make decisions based upon estimates, assumptions, and factors we consider relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ materially from those anticipated.
A summary of the significant accounting policies followed in the preparation of the financial statements is contained in Note 2 of our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K. Other footnotes describe various elements of the financial statements and the assumptions on which specific amounts were determined.
We believe that the following critical accounting policies and underlying estimates and judgments involve a higher degree of complexity than others do:
LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS — The consolidated financial statements included in Item 15 of this Annual Report on Form 10-K include as liabilities subject to compromise our estimate of pre-petition liabilities at the amounts expected to be allowed by the Bankruptcy Court, which, are not necessarily the amounts at which they will be settled. We also include in liabilities subject to compromise our estimate of liabilities for damages under rejected contracts. Though based on the best available information, we expect that some of these estimates will change when resolved under a plan of reorganization. In addition, liabilities classified as subject to compromise may change to the extent that payment of a pre-petition liability is approved by the Bankruptcy Court.
Furthermore, the classification of an item of income or expense as a reorganization item requires management’s judgment in deciding whether the item is directly associated with the Chapter 11 Proceeding. Reorganization items for the year ended December 31, 2006 were approximately $12.8 million.
CLAIMS AND INSURANCE RESERVES — As discussed above in “Disclosures About Market Risks — Risk Management Retention,” we retain liability for a significant portion of our risks through self-insured retentions and/or deductibles. Claims and insurance reserves reflect the estimated cost of claims for workers’ compensation, cargo loss and damage, automobile and general liability, and products liability losses that are not covered by insurance. Amounts that we estimate will be paid within the next year have been classified as current in “accrued liabilities” in our consolidated balance sheet while the noncurrent portion is included in “other long-term liabilities.” Costs related to these reserves are included in the statement of operations in “insurance and claims” expense, except for workers’ compensation, which is included in “salaries, wages, and fringe benefits.”
We utilize third-party claims administrators, who work under our direction, and third-party actuarial valuations to assist in the determination of the majority of our claims and insurance reserves. The third-party claims administrators set claims reserves on a case-by-case basis. The third-party actuary utilizes the aggregate data from those reserves, along with historical paid and incurred amounts, to determine, by loss year, the projected ultimate cost of all claims reported and not yet reported, including possible adverse developments. Our reserve for estimated retrospective premium adjustments for workers’ compensation losses in Canada is based on historical experience and the most recently available actual claims data provided by the Canadian government. Our product liability claims reserves are set on a case-by-case basis by our management in conjunction with legal counsel handling the claims, and include an estimate for claims incurred but not yet reported. We track cargo claims and record reserve amounts on a case-by-case basis. The reserve for cargo claims includes an estimate of incurred but not reported claims.
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
Based on self-insurance accruals at December 31, 2006, if our estimate of unpaid claims was increased by 5%, the accrual and operating loss would have increased by approximately $5.3 million.

ACCOUNTS RECEIVABLE VALUATION RESERVES — Substantially all our revenue is derived from transporting new automobiles, SUVs, and light trucks from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. For such services, we record revenues when vehicles are delivered to the dealerships and make estimates to determine the collectibility of our accounts receivable. Estimates include assessments of the potential for customer billing adjustments based on the timing of delivery, the accuracy of pricing, as well as evaluations of the historical aging of customer accounts. In addition, estimates include periodic evaluations of the creditworthiness of customers, including the impact of market and economic conditions on their ability to honor their obligations to us. If billing adjustments outside of our estimates arose or the financial condition of a customer were to deteriorate, additional allowances may be required. Accounts receivable balances at December 31, 2006 and 2005 were $52.4 million and $61.4 million, respectively, net of allowances for doubtful accounts of $1.7 million and $2.2 million, respectively as of December 31, 2006 and 2005.
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
At December 31, 2006, we had U.S. federal net operating loss carryforwards of $81.5 million that expire between 2021 and 2026. Included in the federal loss carryforwards are the federal taxable losses related to our Canadian operations, whose income and losses are included in the U.S tax return as well as in the Canadian tax returns. The net operating loss carryforwards for Canadian tax filing purposes total CDN $23.7 million, which expire between 2009 and 2015. We had federal capital loss carryforwards of $0.3 million that expire in 2009. In addition, $7.0 million of tax credit carryforwards are available to reduce future income taxes. Of the tax credit carryforwards, $6.3 million consists of foreign tax credits that expire between 2011 and 2016 and $0.7 million consists of alternative minimum tax credits that have no expiration.
In the normal course of business, we are subject to audits from the federal, state, provincial and other tax authorities regarding various tax liabilities. We record refunds from audits when receipt is assured and record assessments when a loss is probable and estimable. These audits may alter the timing or amounts of taxable income or deductions, or the allocation of income among tax jurisdictions. The amount ultimately paid upon resolution of issues raised may differ from the amounts accrued.
PENSION AND POSTRETIREMENT BENEFITS — As more fully discussed in Note 16 of the Notes to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K, at December 31, 2006, we adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). Accordingly, we recognized the funded status of our defined benefit pension and other postretirement benefit plans in our consolidated balance sheet at December 31, 2006. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation. The adoption of SFAS No. 158 had no effect on our consolidated statement of operations for the year ended December 31, 2006. The incremental effects on our consolidated balance sheet at December 31, 2006 are disclosed in Note 16 of the Notes to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Our pension and other postretirement benefit costs are calculated using various actuarial assumptions and methodologies as prescribed by SFAS No. 87, Employers’ Accounting for Pension and, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions. These assumptions include discount rates, healthcare cost trend rates, inflation, rate of compensation increases, expected return on plan assets, mortality rates, and other factors. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect the expense we recognize and obligation we record in such future periods. Though there is authoritative guidance on how these assumptions should be selected, management must exercise some measure of judgment in the selection of these assumptions. We believe that the assumptions utilized in recording the obligations under our plans are reasonable based on input from our third-party actuaries and other advisors and information as to historical experience and performance. Differences in actual experience or changes in assumptions may affect our pension and other postretirement obligations and future expense. Disclosure of the significant assumptions used in calculating the 2006 net pension expense is presented in Note 16 of the notes to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
Our discount rates are based primarily on the Moody AA Corporate Bond Rates with a twenty-year maturity, rounded up to the nearest quarter point, since we believe that this approximates the ultimate payout of the benefits in our plans.
Our targeted rate of return on plan assets is between 8.0% and 9.0%. To calculate pension expense, the expected long-term rate of return on plan assets was 8.0% in 2006. In determining the long-term rate of return on assets for our plans, we consider the historical rates of return, the nature of the plan’s investments and the targeted rate of return on plan assets. The weighted average asset allocation of the pension plans as of December 31, 2006 are shown in Note 16 of the notes to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
We have estimated that the approximate effect, on the calculation of the projected 2007 net periodic benefit cost, of an increase or decrease of 0.25% in the discount rate or expected rate of return on assets would be as follows:

		%
Discount rate	Investment return	Impact
5.50%	8.00%	(12.9)%
6.00%	8.00%	10.0%
5.75%	8.25%	8.5%
5.75%	7.75%	(8.5)%
A substantial number of our employees are covered by union-sponsored, collectively bargained, multiemployer pension plans. Contributions to these plans are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of hours worked. In the event we reduce the level of our participation in any of these plans, we could incur a withdrawal liability for a portion of the unfunded benefit obligation of the plan, if any. If a withdrawal were to occur, the liability would be the actuarially determined unfunded obligation based on factors at the time of withdrawal. During 2005, we recorded a $15.8 million charge for a probable withdrawal liability for our estimated portion of the underfunded benefit obligation of two multiemployer pension plans.
PROPERTY AND EQUIPMENT — We own approximately 2,600 Rigs which we use to transport motor vehicles for our customers. Property and equipment, including these Rigs, are stated at cost less accumulated depreciation and any impairment charges. We compute depreciation by taking the cost of these assets less the estimated residual value and dividing the result by the estimated useful lives of these assets. This method of depreciation is referred to as the straight-line method. We also evaluate the carrying amount of these long-lived assets for impairment by analyzing the operating performance and future cash flows of these assets, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable, including the need to adjust the carrying amount of the underlying assets if the sum of the expected cash flows is less than the carrying amount. Our evaluation of the carrying amount can be impacted by our projection of future cash flows, the level of actual cash flows, the salvage values, the methods of estimation used for determining fair values and the impact of guaranteed residuals. Any changes in our judgments could impact our estimates of annual depreciation expense and impairment charges.
GOODWILL — In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we do not amortize goodwill but instead, we evaluate it annually for impairment and will evaluate it between annual tests if an event occurs or circumstances change which indicate that the carrying amount of reporting unit goodwill might be impaired. We complete our annual impairment tests in the fourth quarter of each year and generally recognize an impairment loss when the carrying amount of reporting unit goodwill exceeds the unit’s estimated fair value. The fair value of goodwill is derived by using a discounted cash flow analysis. This analysis involves estimates and assumptions by management regarding future sales volume, prices, inflation, expenses and capital spending, appropriate discount rates, exchange rates, tax rates and other factors. We believe that the estimates and assumptions are reasonable, and that they are consistent with the assumptions, which the reporting units use for internal planning purposes. However, significant judgment is involved in estimating these factors and they include inherent uncertainties. If we had used other estimates and assumptions, the analysis could have resulted in different conclusions regarding the amount of goodwill impairment, if any. Furthermore, additional future impairment losses could result if actual results differ from those estimates.
ADOPTION OF SEC STAFF ACCOUNTING BULLETIN NO. 108 - In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to quantify misstatements using both the balance-sheet and the income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings or accumulated deficit. The new guidance applies when uncorrected misstatements in a previous year affect the current year, either because misstatements carry over or reverse.
We were required to consider the provisions of SAB No. 108 in the preparation of our financial statements for the year ended December 31, 2006 and recorded a cumulative-effect adjustment to accumulated deficit as of January 1, 2006 of $1.5 million. We identified three uncorrected misstatements affecting the prior year financial statements that were not material to those statements individually, or in the aggregate, using the balance-sheet approach. However, the impact of correcting these misstatements was material to the financial statements for the year ended December 31, 2006 under the income-statement approach. Therefore, in accordance with SAB No. 108 we recorded the cumulative-effect adjustment as of January 1, 2006. The detail of the items included in the adjustment were as follows:
•	In 1994, in connection with the acquisition of Auto Haulaway, a Canadian company, we assumed the obligations of a postretirement benefit plan to provide certain retired employees with healthcare and life insurance benefits. The obligation of $810,000 as of January 1, 2006, related to this plan had not been reflected in our consolidated balance sheet.
•	We identified several uncertain tax positions during 2006 that did not meet the criteria under GAAP for recognition of the benefit. The estimated liability for tax, interest and penalties of $370,000 as of January 1, 2006 had not been reflected in our consolidated balance sheet.

•	A number of proofs of claim were filed against the Debtors by various creditors and security holders prior to the bar date set by the Bankruptcy Court. As part of the claims reconciliation process, the Debtors are reviewing these claims for validity. In reconciling proofs of claims submitted by creditors, we identified additional pre-petition liabilities of $296,000 during 2006 that had not been reflected in liabilities subject to compromise. As additional proofs of claim are reconciled, the Debtors may need to record additional liabilities subject to compromise. Such adjustments could have a material effect on the consolidated financial statements.
POTENTIAL APPLICABILITY OF FRESH START-REPORTING — We may be required, as part of our emergence from bankruptcy protection, to adopt fresh-start reporting in a future period. If fresh-start reporting is applicable, our assets and liabilities will be recorded at fair value as of the fresh-start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. In addition, if fresh-start reporting is required, the financial results of our company after the application of fresh-start reporting could differ materially from historical results.
In addition, pursuant to SOP 90-7, changes in accounting principles that will be required within twelve months following the adoption of fresh-start reporting will need to be adopted at the date we implement fresh-start reporting.
See Note 3 to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for additional information on our accounting during the Chapter 11 Proceedings.
Recent Accounting Pronouncements
For a discussion of recently issued accounting pronouncements that have not yet been adopted, see Note 4 to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this annual report, Allied, under the supervision and with the participation of Allied’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of Allied’s disclosure controls and procedures (as defined in Sections 13a -15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Allied’s disclosure controls and procedures were effective as of December 31, 2006, in alerting them in a timely manner of material information required to be included in Allied’s periodic SEC filings.
(b) Changes in Internal Control over Financial Reporting:
In connection with its audits of our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003, including reviews of the quarterly periods for those years, KPMG advised the Audit Committee and management that KPMG had identified deficiencies in our analysis, evaluation and review process for financial reporting. KPMG informed the Audit Committee and management that it believed such deficiencies were a “material weakness” in our internal control over financial reporting, with respect to our analysis, evaluation and review of financial information included in our financial reporting.

During 2004 and 2005, in response to the material weakness, we undertook a review and, where necessary, revised our accounting policies and procedures to ensure that all reasonable steps were being taken to address and correct the material weakness identified by KPMG. As part of this process, we hired an external consulting firm to assist us in reviewing and revising our policies and procedures, hired a new Chief Financial Officer and two senior level accounting staff members and added several other accounting professionals in February and March 2005. We believe that these actions, among others, established the appropriate foundation upon which to remediate this material weakness as processes, including regular evaluation and management reviews, which were put in place and strengthened during 2005. During 2006, we allocated additional resources to address the material weakness and made continuing improvements.
In connection with the audit of our consolidated financial statements for the year ended December 31, 2006, KPMG indicated that they did not identify a material weakness as of December 31, 2006. Since we are not an accelerated filer (as defined in Exchange Act Rule 12b-2), we have not conducted the initial assessment of our internal control over financial reporting mandated by Section 404 of the Sarbanes-Oxley Act of 2002 and will report on that annual assessment in our Annual Report on Form 10-K, when required, which will be no earlier than for the year ending December 31, 2007. That process could identify significant deficiencies or material weaknesses not previously reported.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Set forth below are the names, ages, summary background and experience of each of our directors:
DAVID G. BANNISTER
Director Since 1993
Age 51
Mr. Bannister is Senior Vice President — Strategy and Development of FTI Consulting, Inc. and has held that position since June 2005. Mr. Bannister was a private investor from January 2004 to May 2005 and was Managing Director of Grotech Capital Group, a private equity group, from June 1998 to December 2003. Mr. Bannister was Managing Director in the Transportation Group of BT Alex Brown Incorporated and was employed by that firm in various capacities from 1983 to June 1998. Mr. Bannister is also a director of Landstar System, Inc.
THOMAS E. BOLAND
Director Since 2001
Age 72
Mr. Boland retired as Chairman of the Board of Wachovia Corporation of Georgia and Wachovia Bank of Georgia, N.A., in April, 1994. Mr. Boland joined Wachovia (formerly The First National Bank of Atlanta) in 1954 and was a senior executive in various capacities until his retirement. Mr. Boland has been Special Counsel to the President of Mercer University of Macon and Atlanta since October 1995. Mr. Boland currently serves on the boards of directors of Citizens Bancshares, Inc. and its subsidiary Citizens Trust Bank in Atlanta and Neighbors Bancshares, Inc. and its subsidiary Neighbors Bank, Alpharetta, Georgia. Mr. Boland is past chairman of the board of directors of Minbanc Capital Corporation of Washington, D.C. and formerly served on the boards of directors of InfiCorp Holdings, Inc. of Atlanta, and VISA International and VISA U.S.A. of San Mateo, California.
GUY W. RUTLAND, III
Director Since 1964
Age 70
Mr. Rutland was elected Chairman Emeritus in December 1995 and served as Chairman of the Board from 1986 to December 1995. Prior to October 1993, Mr. Rutland was Chairman or Vice Chairman of each of our subsidiaries.
GUY W. RUTLAND, IV
Director Since 1993
Age 43
Mr. Rutland has been our Senior Vice President of Labor and Recruiting since July 2001, and was Executive Vice President and Chief Operating Officer of Allied Automotive Group, Inc., a subsidiary of our company, from February 2001 to July 2001. Mr. Rutland was Senior Vice President - Operations of Allied Automotive Group, Inc. from November 1997 to February 2001. Mr. Rutland was Vice President — Reengineering Core Team of Allied Automotive Group, Inc., from November 1996 to November 1997. From January 1996 to November 1996, Mr. Rutland was Assistant Vice President of the Central and Southeast Region of Operations for Allied Systems, Ltd., a subsidiary of our company. From March 1995 to January 1996, Mr. Rutland was Assistant Vice President of the Central Division of Operations for Allied Systems, Ltd. From June 1994 to March 1995, Mr. Rutland was Assistant Vice President of the Eastern Division of Operations for Allied Systems, Ltd. From 1993 to June 1994, Mr. Rutland was assigned to special projects with an assignment in Industrial Relations/Labor Department and from 1988 to 1993, Mr. Rutland was Director of Performance Management for Allied Systems, Ltd.
ROBERT J. RUTLAND
Director Since 1965
Age 65

Mr. Rutland has been our Chairman since 1995, and served as Chief Executive Officer from February 2001 to June 2001 and from December 1995 to December 1999 and President and Chief Executive Officer from 1986 to December 1995. Prior to October 1993, Mr. Rutland was Chief Executive Officer of each of our subsidiaries. Mr. Rutland is a member of the board of directors of Fidelity National Bank, a national banking association.
HUGH E. SAWYER
Director Since 2001
Age 52
Mr. Sawyer has been our President and Chief Executive Officer since June 2001. Mr. Sawyer served as President and Chief Executive Officer of Aegis Communications Group, Inc. from April 2000 to June 2001. Mr. Sawyer served as President of Allied Automotive Group, Inc., a subsidiary of our company, from January 2000 to April 2000. Mr. Sawyer was President and Chief Executive Officer of National Linen Service, a subsidiary of National Service Industries, Inc., from 1996 to 2000, and President of Wells Fargo Armored Service Corp., a subsidiary of Borg-Warner Corp., from 1988 to 1995. Mr. Sawyer previously served as member of the board of directors of Spiegel, Inc. from October 2003 to June 2005.
J. LELAND STRANGE
Director Since 2002
Age 65
Mr. Strange is Chairman of the board of directors, Chief Executive Officer and President of Intelligent Systems Corporation and has been with that company since its merger with Quadram Corporation in 1982. Mr. Strange is Chairman of the Georgia Tech Research Corp. He serves on the advisory board of the Georgia Institute of Technology’s College of Management.
BERNER F. WILSON, JR.
Director Since 1993
Age 68
Mr. Wilson retired as Vice President and ViceChairman of our company in June 1999. Mr. Wilson was Secretary of our company from December 1995 to June 1998. Prior to October 1993, Mr. Wilson was an officer or Vice Chairman of several of our subsidiaries. Mr. Wilson joined our company in 1974 and held various finance, administration, and operations positions prior to his retirement in 1999. Mr. Wilson currently serves on the board of directors of Mountain Heritage Bank in Clayton, Georgia.
ROBERT R. WOODSON
Director Since 1993
Age 75
Mr. Woodson retired as a member of the board of directors of John H. Harland Company in April 1999 and served as its Chairman from October 1995 to April 1997. Mr. Woodson was also the President and Chief Executive Officer of John H. Harland Company prior to October 1995. Mr. Woodson also served as a director of Haverty Furniture Companies, Inc. through May 2002.
AUDIT COMMITTEE
The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to our company’s financial matters. The Board of Directors has adopted a written charter for the Audit Committee, which was included as Appendix A to our Proxy Statement for the 2004 annual meeting of shareholders as filed with the SEC on April 16, 2004. Under the charter, the Audit Committee’s principal responsibilities include hiring our independent auditors; reviewing the plans and results of the audit engagement with the independent auditors; inquiring as to the adequacy of our internal accounting controls; monitoring compliance with material policies and laws, including our Code of Conduct; and reviewing our financial statements, reports and releases.
The Audit Committee oversees our Code of Conduct, which applies to all of our directors, executive officers and nonbargaining unit employees. The Code of Conduct was included as an exhibit to our 2003 Annual Report on Form 10-K filed with the SEC on April 13, 2004.

The members of our Audit Committee are David G. Bannister, Thomas E. Boland and Robert R. Woodson, with Mr. Bannister serving as the Chairman. The Board has determined that Messrs. Bannister, Boland and Woodson each qualifies as an “audit committee financial expert” as that term is defined by the SEC rules adopted pursuant to the Sarbanes-Oxley Act of 2002. All members of the audit committee are independent in accordance with the AMEX rules governing independence. During 2005 the Audit Committee held 10 meetings and in 2006 the Audit Committee held 4 meetings.
EXECUTIVE OFFICERS
The following table sets forth certain information regarding our executive officers:

Name	Age	Title
Robert J. Rutland	65	Chairman and Director
Hugh E. Sawyer	52	President, Chief Executive Officer and Director
Guy W. Rutland, IV	43	Senior Vice President and Director
Thomas M. Duffy	46	Executive Vice President, General Counsel and Secretary
Thomas H. King	52	Executive Vice President and Chief Financial Officer
Joseph V. Marinelli	50	Senior Vice President, Field Operations
Mr. Robert Rutland has been our Chairman since 1995. He served as Chairman and Chief Executive Officer between February 2001 and June 2001, also as President and Chief Executive Officer between 1986 and December 1995. Prior to October 1993, Mr. Rutland served as Chief Executive Officer of each of our subsidiaries. Mr. Rutland is a member of the board of directors of Fidelity National Bank, a national banking association.
Mr. Sawyer has been our President and Chief Executive Officer since June 2001. Between April 2000 and June 2001, he served as President and Chief Executive Officer of Aegis Communications Corp. Mr. Sawyer also served as President of our Automotive Group between January 2000 and April 2000, as President and Chief Executive Officer of National Linen Service (a subsidiary of National Service Industries, Inc.) between 1996 and 2000 and as President of Wells Fargo Armored Service Corp. (a subsidiary of Borg-Warner Corp.) between 1988 and 1995. Mr. Sawyer previously served as member of the board of directors of Spiegel, Inc. from October 2003 to June 2005.
Guy W. Rutland IV has been a Senior Vice President since July 2001. Mr. Rutland was Executive Vice President and Chief Operating Officer of our Automotive Group between February 2001 and July 2001, Senior Vice President — Operations of our Automotive Group between November 1997 and February 2001 and Vice President — Reengineering Core Team of our Automotive Group between November 1996 and November 1997. Between January 1996 and November 1996, Mr. Rutland was Assistant Vice President of the Central and Southeast Operations of Allied Systems, Ltd., one of our subsidiaries. Between March 1995 and January 1996, Mr. Rutland was Assistant Vice President of Operations for the Central Division of Allied Systems, Ltd. and Assistant Vice President of its Eastern Division between June 1994 and March 1995. Between 1993 and June 1994, Mr. Rutland was assigned to the special projects department during which time he performed an assignment in the Industrial Relations/Labor Department. Between 1988 and 1993, Mr. Rutland served as our Director of Performance Management.
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
Mr. King was appointed Executive Vice President and Chief Financial Officer on January 25, 2005, prior to which he served us as a full-time accounting consultant when he was with Tatum Partners. Tatum Partners is a consulting group, which he joined in 2000, that provides clients with a full range of chief financial officer services. While at Tatum Partners, Mr. King served as interim CFO and financial vice-president for a number of public and private companies. Prior to joining Tatum Partners, Mr. King served as Chief Financial Officer of John Galt Holdings, Ltd. & Affiliates. Mr. King is a certified public accountant and has worked at the accounting firms of Deloitte & Touche LLP and PriceWaterhouseCoopers.

Mr. Marinelli has been our Senior Vice President, Field Operations since April 2004. Prior to joining our company, Mr. Marinelli worked with Aegis Communications where he served as Executive Vice President — Operations from July 2001 and as Senior Vice President of Field of Operations between July 2000 and June 2001. Between April 1998 and April 2000, Mr Marinelli was the Senior Vice President of Field Operations at National Linen Services.
SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership of our common stock with the SEC. Officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms that they file.
Based solely upon a review of the copies of the forms and written representations furnished to us, we believe that during the 2005 and 2006 fiscal years, our officers, directors and 10% shareholders complied with all applicable filing requirements.
Item 11. Director and Executive Compensation
Director Compensation
The following table presents information relating to total compensation of our non-employee directors for the fiscal year ended December 31, 2006.
Director Compensation Table

					Change in
					Pension Value
	Fees				and Non-
	Earned				qualified
	or Paid		Option	Non-Equity	Deferred
	in Cash	Stock	Awards	Incentive Plan	Compensation	All Other
	(1)	Awards	(2)	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
David G. Bannister	79,500	—	2,367	—	—	—	81,867
Thomas E. Boland	74,500	—	2,367	—	—	—	76,867
Guy W. Rutland, III	56,500	—	—	—	—	—	56,500
J. Leland Strange	61,000	—	2,367	—	—	—	63,367
Berner F. Wilson, Jr.	56,500	—	2,367	—	—	—	58,867
Robert R. Woodson	76,000	—	2,367	—	—	—	78,367
William P. Benton(3)	69,000	—	2,367	—	—	—	71,367

(1)	For the year ended December 31, 2006, each director who was not also an employee received an annual fee of $25,000 and a fee of $1,500 for each meeting of the Board or any of its committees attended, plus reimbursement of expenses for attending meetings. An additional fee of $5,000 was paid to the chairman of each committee of the Board. Directors are also eligible to participate in our Amended and Restated Long-Term Incentive Plan (the “LTI Plan”). No awards were made to directors under the LTI Plan in 2006.

(2)	Option Awards. The amounts in this column represent the amount of the expense recognized in the consolidated financial statements for the year ended December 31, 2006 attributable to all outstanding stock option awards for each nonemployee director, disregarding any adjustments for estimated forfeitures, and thus include amounts attributable to option awards made prior to 2006. No awards were granted in 2006. See Note 2(n) to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for the year ended December 31, 2006 for an explanation of the assumptions made in the valuation of these awards.

(3)	Mr. Benton resigned from the Board in March 2007.
For the year ended December 31, 2006, each director who was not also an employee received an annual fee of $25,000 and a fee of $1,500 for each meeting of the Board or any of its committees attended, plus reimbursement of expenses for attending meetings. An additional fee of $5,000 was paid to the chairman of each committee of the Board. Directors are also eligible to participate in our Amended and Restated Long-Term Incentive Plan (the “LTI Plan”). No awards were made to directors under the LTI Plan in 2006.
When we filed for Chapter 11 on July 31, 2005, we owed our directors an aggregate of $177,167 in fees for meetings of the Board and committee meetings that they attended, as well as for reimbursement of expenses for attending meetings prior to August 1, 2005. As a result of our Chapter 11 filing, we did not pay these fees nor did we reimburse our directors for expenses incurred.
Compensation Discussion and Analysis
The Compensation and Nominating Committee of the Board (the “Compensation Committee”) has responsibility for establishing and administering the compensation program for our executive officers. The primary components of our executive compensation program include the payment of base salary, incentive compensation, and stock compensation to our executive officers. The Compensation Committee considers recommendations of the CEO in setting compensation for the named executive officers other than the CEO.
The components of our compensation program were impacted in 2006 by the continuation of the Chapter 11 Proceedings during 2006. An objective of the Compensation Committee during 2006 was to retain its executive officers as we attempted to emerge from Chapter 11. As an example, the Compensation Committee approved the Severance Pay, Retention and Emergence Bonus Plan for Key Employees (the “Retention Plan”) in 2005 as a means of providing an incentive for our executive officers to remain with us during the Chapter 11 Proceedings. The Bankruptcy Court later approved this plan.
The Compensation Committee determined that because the Retention Plan was in place and we were attempting to reduce our labor costs under the collective bargaining agreement with the Teamsters in the U.S. to facilitate the successful reorganization and exit from Chapter 11, it would not increase the base salaries paid to executive officers nor would it adopt any management incentive compensation programs for 2006.
The Compensation Committee also did not grant any stock options or other form of equity awards to any executive officers during 2006. The Compensation Committee was uncertain about how stock options or the underlying equity would be treated as we attempted to reorganize and emerge from Chapter 11 and therefore did not believe that it should issue any form of stock options or equity awards during 2006. Further, we did not make any significant modifications to the benefits plans or the underlying benefits provided to our executive officers during 2006.
We have filed the Disclosure Statement for the Joint Plan with the Bankruptcy Court and anticipate that we will emerge from Chapter 11 during the first half of 2007. We have not yet announced the specific plans for compensation programs subsequent to our anticipated emergence from Chapter 11.
Executive Compensation Components.
Our executive compensation philosophy is to link compensation with enhancement of shareholder value and retain executive talent that we consider important for long-term success. Our executive compensation is based on the following three principal components, each of which is intended to support the overall compensation philosophy:
Base Salary. The Compensation Committee considers several factors in determining the annual salary of each of the executive officers. Factors considered by the committee include its evaluation of each executive officer’s performance, its assessment of the executive officer’s value to the organization and any planned change in functional responsibilities of the executive officer. Base salary amounts for each of the named executive officers are specified in their employment agreements. The Compensation Committee believes these base salary amounts are appropriate given the need to attract and retain qualified executives and that these base salary amounts are competitive with those paid to executives of other leading companies engaged in the transportation, logistics and trucking industries, and turnaround management.
Incentive Compensation. The Compensation Committee considers several factors in determining whether to award incentive compensation to its executive officers, including criteria related to the implementation and achievement of our company’s turnaround plan and executive officers’ individual performance in connection with the revitalization initiatives that we adopted. For 2006, the Compensation Committee did not award any incentive compensation for the named executive officers.
Retention Plan. Effective August 1, 2005, the Bankruptcy Court approved the Severance Pay, Retention and Emergence Bonus Plan for Key Employees (the “Retention Plan”), which applies to certain employees. As described in more detail below, the Retention Plan provides participating employees with both severance benefits and bonuses for staying with us during the Chapter 11 Proceedings. The Retention Plan supersedes any severance or bonus payments that would otherwise be payable to participating employees, including any benefits payable under employment agreements with such participants. Any employee eligible to participate in the Retention Plan had the right to opt out of the Retention Plan and to continue to be covered by any severance or bonus arrangement in place for such individual. No employee has elected to opt out of the Retention Plan. However, in May of 2006, Mr. Sawyer voluntarily removed himself from the bonus component of the Retention Plan. Further, Mr. Sawyer also voluntarily reduced his base salary by 15% effective March 1, 2006. Mr. Robert Rutland is not covered by the Retention Plan.
Under the terms of the Retention Plan, participants are entitled to receive a lump-sum severance payment that is payable no later than 30 days after an involuntary termination or a voluntary termination for good reason, as defined. The amount of any severance payment is equal to a percentage of the employee’s annual base salary, excluding bonus payments or other extraordinary income, as of the eligibility date for benefits under the Retention Plan. Under the Retention Plan, each of Messrs. Sawyer, Duffy and King would be entitled to a severance payment equal to 150% of his base salary and Mr. Marinelli would be entitled to a severance payment equal to 100% of his base salary.
The Retention Plan provides for a retention bonus payable upon the achievement of certain milestones. The last payment is payable 60 days after the effective date of the confirmed plan of reorganization. The retention bonus is based on a percentage of the employee’s annual base salary. Under the Retention Plan, each of Messrs. Duffy and King are eligible to receive a total bonus equal to 75% of his annual base salary and Mr. Marinelli is eligible to receive a bonus equal to 70% of his annual base salary. The bonuses for Messrs. King, Duffy and Marinelli are payable in three installments: 30% of the bonus is payable upon the filing of a plan of reorganization with the Bankruptcy Court, 35% of the bonus is payable upon confirmation of the plan of reorganization by the Bankruptcy Court and the remaining 35% is payable 60 days after the effective date of the confirmed plan of reorganization. We filed a plan of reorganization on March 2, 2007 and in accordance with the terms of the Retention Plan, on March 5, 2007 paid $74,250 to Mr. Duffy, $74,250 to Mr. King and $47,250 to Mr. Marinelli.
Stock Compensation. The Compensation Committee believes that stock options assist us in the long-term retention of our executives and serve to align the interests of the executives with the shareholders by increasing their ownership stake in our company. Executive officers are eligible to receive annual grants of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance units and performance shares under the LTI Plan. During 2006, the Compensation Committee did not award incentive stock options or non-qualified stock options to any named executive officer, pursuant to the LTI Plan. We did not award any shares of restricted stock to any of our executive officers in 2006.
Other Compensation. In January 2005, the Compensation Committee approved an amendment to the Employment Agreement of Thomas M. Duffy to provide for a bonus to be paid to him if he remained employed with us as of certain dates in 2005 and 2006. We paid Mr. Duffy $86,625 in April 2005 in accordance with such agreement. We did not pay Mr. Duffy the amount due under such agreement in September 2005 or in March 2006.
CEO Compensation. The Compensation Committee believes that Mr. Sawyer’s compensation as Chief Executive Officer for the year ended December 31, 2006 was appropriately related to our short and long-term performance. Mr. Sawyer’s base salary in 2006 was $700,000; however, his base salary was reduced by 15% effective March 1, 2006 due to a voluntary wage reduction taken by Mr. Sawyer. Mr. Sawyer was not paid a bonus for the year ended December 31, 2005 or 2006. The Compensation Committee believes that the base salary and benefits provided by Mr. Sawyer’s employment agreement provide for appropriate compensation to Mr. Sawyer in light of our goal of attracting and retaining a qualified chief executive, and considers the compensation received by Mr. Sawyer for 2006 to have been comparable to chief executive officers of other leading companies engaged in the transportation, logistics and trucking industries or companies engaged in revitalization efforts.
On April 30, 2007, the Board of Directors notified Mr. Sawyer that his employment would be terminated on or about May 31, 2007. We paid Mr. Sawyer $1,050,000, the severance amount due to him under the Retention Plan, on or about May 8, 2007 and agreed to continue to pay Mr. Sawyer’s salary at the rate of $700,000 per year on a pro rata basis and his existing benefits through his last day of employment. The Compensation Committee also authorized a payment to Mr. Sawyer of $80,000 on May 3, 2007 to assist him in defraying his legal fees incurred in connection with the termination of his employment and the cost of outplacement services.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this Annual Report on Form 10-K with management and, based on such review and discussion, the Compensation Committee recommends to the Board of Directors that it be included in this Annual Report on Form 10-K.
COMPENSATION COMMITTEE
David G. Bannister
Robert R. Woodson
J. Leland Strange
Notwithstanding anything to the contrary which is or may be set forth in any of our filings under the Securities Act of 1933 or the Exchange Act that might incorporate company filings, including this Annual Report on Form 10-K, in whole or in part, the preceding Compensation Committee Report shall not be incorporated by reference in any such filings.
Summary Compensation Table
The following table presents information relating to total compensation paid to Hugh E. Sawyer, our President and Chief Executive Officer, Robert J. Rutland, our Chairman, Thomas H. King, our Executive Vice President and Chief Financial Officer, Thomas M. Duffy, our Executive Vice President, General Counsel and Secretary, and Joseph V. Marinelli, our Senior Vice President, Field Operations. We refer to these officers as our named executive officers.

							Change in
							Pension Value
						Non-	and
						Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings (7)	Compensation		Total
Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)		($)
Hugh E. Sawyer President and Chief Executive Officer	2006	589,615	—	—	—	—	96	17,964	(2)	607,675
Robert J. Rutland Chairman	2006	394,423	—	—	—	—	—	43,869	(3)	438,292
Thomas H. King Executive Vice President and Chief Financial Officer	2006	317,308	—	—	37,867	—	—	11,964	(4)	367,139
Thomas M. Duffy Executive Vice President, General Counsel and Secretary	2006	317,308	—	—	20,800	—	—	43,317	(5)	381,425
Joseph V. Marinelli Senior Vice President, Field Operations	2006	216,346	—	—	64,533	—	—	10,481	(6)	291,360

(1)	Option Awards. The amounts in this column represent the amount of the expense recognized in the consolidated financial statements for the year ended December 31, 2006 attributable to all outstanding stock option awards for each of the named executive officers, disregarding any adjustments for estimated forfeitures, and thus include amounts attributable to option awards made prior to 2006. No awards were granted in 2006. See Note 2(n) to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for the year ended December 31, 2006 for an explanation of the assumptions made in the valuation of these awards.

(2)	Consists of a car allowance of $15,600 and $2,364 for long-term disability and life insurance enhancements.

(3)	Consists of a car allowance of $9,600 and $34,269 for long-term disability and life insurance enhancements.

(4)	Consists of a car allowance of $9,600 and $2,364 for long-term disability and life insurance enhancements.

(5)	Consists of a car allowance of $9,600 and $2,344 for long-term disability and life insurance enhancements and $31,257 for certain premiums for life insurance for Mr. Duffy and his wife.

(6)	Consists of a car allowance of $8,400 and $2,081 for long-term disability and life insurance enhancements.

(7)	The amounts in this column represent the change in the present value of the accumulated benefit obligation in the Allied Holdings Defined Benefit Plan during 2006 attributable to the named executive officer. The accumulated benefit obligation was calculated using assumptions consistent with those used for financial reporting purposes. For the year ended December 31, 2006 we revised some of these assumptions. Due to this and the application of various actuarial factors, the accumulated benefit obligation decreased for Messrs. Rutland and Duffy. Therefore, there is no compensation expense reported in this category for these individuals. Messrs. King and Marinelli are not participants in the pension plan. The assumptions are included in Note 16 of the notes to the consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

For additional information regarding the compensation reflected in the “Summary Compensation table” above, see “Agreements with Named Executive Officers and Directors” and “Long-Term Incentive Plans” below.
Grants of Plan-Based Awards
No grants of plan-based awards were made in 2006 to the named executive officers.
Outstanding Equity Awards at Fiscal Year-End
The following table presents information concerning the number and value of unexercised options, stock appreciation rights and similar instruments, nonvested stock (including restricted stock, restricted stock units or other similar instruments) and incentive plan awards for the named executive officers outstanding as of the end of the fiscal year ended December 31, 2006.

	Option Awards (1)					Stock Awards
								Equity	Equity
			Equity					Incentive	Incentive Plan
			Incentive					Plan	Awards:
			Plan			Number	Market	Awards:	Market or
	Number		Awards:			of Shares	Value of	Number of	Payout Value
	of	Number of	Number of			or Units	Shares or	Unearned	of Unearned
	Securities	Securities	Securities			of Stock	Units of	Shares,	Shares, Units
	Underlying	Underlying	Underlying			That	Stock	Units or	or Other
	Unexercised	Unexercised	Unexercised	Option		Have	That Have	Other Rights	Rights That
	Options	Options	Unearned	Exercise	Option	Not	Not	That Have	Have Not
	Exercisable	Unexercisable	Options	Price	Expiration	Vested	Vested	Not Vested	Vested
Name	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)
Hugh E. Sawyer:						—	—	—	—
	74,626	—	—	2.68	6/18/2011
	425,374	—	—	2.68	6/18/2011
	100,000	—	—	3.70	12/17/2012

Robert J. Rutland	—	—	—	—		—	—	—	—

Thomas H. King:
	13,333	26,667	—	3.68	1/25/2015	—	—	—	—

Thomas M. Duffy:						—	—	—	—
	25,000	—	—	7.06	11/29/2009
	50,000	—	—	2.77	6/1/2011
	10,000	—	—	2.60	9/24/2012
	13,333	6,667	—	6.65	2/11/2014
	6,667	13,333	—	4.16	2/16/2015

Joseph V. Marinelli:						—	—	—	—
	26,667	13,333	—	5.50	5/19/2014
	3,333	6,667	—	4.16	2/16/2015

(1)	Each option grant has a ten-year term and vests in equal annual installments commencing one year from the date of grant with full vesting occurring on the second, third or fifth anniversary of the grant date. Vesting may be accelerated upon the occurrence of certain events, such as death, disability, retirement or certain changes in control of our company. All options were granted with an exercise price equal to the closing price of the common stock on the date of grant.
Option Exercises and Stock Vested
There were no option or stock awards during the fiscal year ended December 31, 2006 and no options were exercised during 2006.
Pension Benefits
The following table presents information concerning our tax qualified defined benefit pension plan (the “Retirement Plan”) that provides for payments or other benefits to the named executive officers at, following, or in connection with retirement.

		Number of	Present
		Years	Value of	Payments
		Credited	Accumulated	During Last
		Service	Benefit	Fiscal Year
Name	Plan Name	(#)	($)	($)
Hugh E. Sawyer	Allied Defined Benefit Pension Plan	0.6	10,418	—
Robert J. Rutland	Allied Defined Benefit Pension Plan	37.7	944,446	—
Thomas H. King	Allied Defined Benefit Pension Plan	0.0	0.0	—
Thomas M. Duffy	Allied Defined Benefit Pension Plan	3.6	45,954	—
Joseph V. Marinelli	Allied Defined Benefit Pension Plan	0.0	0.0	—

Allied Defined Benefit Pension Plan
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
The Retirement Plan uses average compensation, as defined by the Retirement Plan, paid to an employee by the plan sponsor during a plan year for computing benefits. Compensation includes bonuses and any amount contributed by a plan sponsor on behalf of an employee pursuant to a salary reduction agreement, which is not includable in the gross income of the employee under Code Sections 125, 402(a)(8), or 402(h). However, compensation in excess of Code Section 401(a)(17) limit shall not be included. The limit under the Retirement Plan is $170,000.
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
Nonqualified Deferred Compensation
The Company does not have any plan that provides for the deferral of compensation of the named executive officers on a basis that is not tax qualified.
Agreements with Named Executive Officers and Directors
Employment and Severance Agreements
Effective August 1, 2005, the Bankruptcy Court approved the Retention Plan. As described in more detail below, the Retention Plan provides participating employees with both severance benefits and bonuses for staying with us during the Chapter 11 Proceedings. The Retention Plan supersedes any severance or bonus payments that would otherwise be payable to participating employees, including any benefits payable under employment agreements with such participants. Any employee eligible to participate in the Retention Plan had the right to opt out of the Retention Plan and to continue to be covered by any severance or bonus arrangement in place for such individual. No employee has elected to opt out of the Retention Plan. However, in May of 2006, Mr. Sawyer voluntarily removed himself from the bonus component of the Retention Plan. Further, Mr. Sawyer, also voluntarily reduced his base salary by 15% effective March 1, 2006. Mr. Robert Rutland is not covered by the Retention Plan. Employees are required to agree to covenants restricting their ability to solicit our customers or employees after the termination of their employment for one year in order to receive payment of their severance.

Under the terms of the Retention Plan, participants are entitled to receive a lump-sum severance payment that is payable no later than 30 days after an involuntary termination or a voluntary termination for good reason, as defined. The amount of any severance payment is equal to a percentage of the employee’s annual base salary, excluding bonus payments or other extraordinary income, as of the date of eligibility for benefits under the Plan. Under the Retention Plan, each of Messrs. Sawyer, Duffy and King would be entitled to a severance payment equal to 150% of his base salary and Mr. Marinelli would be entitled a severance payment equal to 100% of his base salary.
The Retention Plan provides for a retention bonus payable upon the achievement of certain milestones. The last payment is payable 60 days after the confirmation of a plan of reorganization. The retention bonus is based on a percentage of the employee’s annual base salary. Under the Retention Plan, each of Messrs. Duffy and King are eligible to receive a total bonus equal to 75% of his annual base salary and Mr. Marinelli is eligible to receive a bonus equal to 70% of his annual base salary. The bonuses for Messrs. King, Duffy and Marinelli are payable in three installments: 30% of the bonus is payable upon our filing of a plan of reorganization with the Bankruptcy Court, 35% of the bonus is payable upon confirmation of a plan of reorganization by the Bankruptcy Court and the remaining 35% is payable 60 days after the confirmation of a plan of reorganization.
Robert Rutland has entered into an employment agreement with our company, which has been renewed for a two-year term ending in February 2009, and is automatically renewed for an additional two-year period at the end of each term. Mr. Rutland’s employment agreement was amended in January 2005 in order to provide that calculations of bonus amounts are made pursuant to the bonus plans utilized by our company from time to time.
Mr. Sawyer entered into an employment agreement with our company for a five-year term ending in June 2006, which is automatically renewed for an additional two-year period at the end of each term. Mr. Duffy entered into an employment agreement with our company for a one-year term ending in December 2005, which automatically renews for an additional one-year period at the end of each term. Also, we entered into an employment agreement with Mr. Marinelli for a one-year term ending in October 2005, which automatically renews for an additional one-year period at the end of each term. These agreements provide for compensation to the officers in the form of annual base salaries, plus percentage annual increases in subsequent years based upon either the Consumer Price Index for certain executive officers, or such amount established by the Compensation Committee.
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
The maximum severance benefits that would have been due upon termination meeting the criteria for severance compensation under the Retention Plan, with respect to Messrs. Sawyer, Duffy, King and Marinelli and the employment agreement with respect to Mr. Robert Rutland as of December 31, 2006 are approximately: $1,050,000 to Mr. Sawyer, $495,000 to Mr. Duffy, $495,000 to Mr. King, $225,000 to Mr. Marinelli and $1,415,190 to Mr. Robert Rutland.
On April 30, 2007, the Board of Directors notified Mr. Sawyer that his employment would be terminated on or about May 31, 2007. We paid Mr. Sawyer $1,050,000, the severance amount due to him under the Retention Plan, on or about May 8, 2007 and agreed to continue to pay Mr. Sawyer’s salary at the rate of $700,000 per year on a pro rata basis and his existing benefits through his last day of employment. The Compensation Committee also authorized a payment to Mr. Sawyer of $80,000 on May 3, 2007 to assist him in defraying his legal fees incurred in connection with the termination of his employment and the cost of outplacement services.
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
We paid the premiums on the life insurance policies for Messrs. Berner F. Wilson, Guy W. Rutland III, Guy W. Rutland, IV and Robert J. Rutland until the enactment of the Sarbanes-Oxley Act of 2002 on June 30, 2002, at which time we discontinued such payments. As permitted by the trusts, premiums due on these policies have been paid by increasing loans taken against the available cash surrender value of the policies since June 30, 2002 through the year ended December 31, 2006. A portion of the premiums paid by our company is taxable compensation recognized by the director or executive officer.
The following table sets forth the annual amount of premiums payable on these policies for each of these agreements as of December 31, 2006:

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
The Compensation Committee selects those employees to whom awards are granted under the LTI Plan and determines the number of stock options, performance units, performance shares, shares of restricted stock, and stock appreciation rights and the amount of cash awards granted pursuant to each award and prescribes the terms and conditions of each such award.
Nonqualified Stock Options
The Board of Directors may grant non-qualified stock options under the LTI Plan. We granted no non-qualified stock options during 2005 or 2006. Non-qualified options to acquire 684,374 shares of common stock pursuant to the LTI Plan were exercisable at December 31, 2006.
Restricted Stock Awards
The Board of Directors may grant restricted stock under the LTI Plan. We granted no restricted stock in 2005 or 2006 and no such shares are outstanding.
Incentive Stock Options
No incentive stock options were granted in 2006. During 2005, we granted incentive stock options to purchase 210,000 shares. These options become exercisable after one year in increments of 33.3% per year and expire 10 years from the date of grant. Options that are granted pursuant to the incentive stock option provisions of the LTI Plan are intended to qualify as incentive stock options within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”). Incentive stock options to acquire 683,461 shares of common stock pursuant to the LTI Plan were exercisable at December 31, 2006.
Stock Appreciation Rights
The Board of Directors of our company adopted the Stock Appreciation Rights Plan (“SAR Plan”) pursuant to the terms of the LTI Plan effective January 1, 1997. The purpose of the SAR Plan is to provide incentive compensation to certain management employees of our company. Such incentive compensation shall be based upon the award of stock appreciation rights units, the value of which are related to the appreciation in fair market value of the common stock. All payments under the SAR Plan are made in cash. The Compensation Committee determines the applicable terms for each award under the SAR Plan. The SAR awards vest over 3 years and may be exercised only during the fourth year. The exercise price increases 6% per year. We have granted no SAR’s during the past three years.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions
David G. Bannister, William P. Benton, Robert R. Woodson and J. Leland Strange served as members of the Compensation Committee during the year ended December 31, 2005 and 2006. Mr. Benton resigned as a member of the Compensation Committee in March 2007. None of the members of the Compensation Committee has served as an officer of our company, and none of the executive officers of our company has served on the board of directors or the compensation committee of any entity that had officers who served on our company’s Board of Directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information:

	Number of Securities to be		Number of Securities
	Issued Upon Exercise of	Weighted-Average	Remaining Available for Future
	Outstanding Options,	Exercise Price of	Issuance Under Equity
Plan Category	Warrants and Rights	Outstanding Options	Compensation Plans
Equity compensation plans approved by security holders(1)	1,550,167	$3.66	542,510	(2)
Equity compensation plans not approved by security holders.	—	—	—

Total	1,550,167	$3.66	542,510

(1)	Consists of our 1993 Long-Term Incentive Plan as adopted in 1993, amended in 2000, amended and restated in 2001, amended in 2002, and amended and restated in 2004. For a description of our equity compensation plans, see Note 20 to our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K.

(2)	Includes our Employee Stock Purchase Plan, which has 199,269 shares available for future issuance. However, in June 2005 the Employee Stock Purchase Plan was amended to suspend future purchases under the plan.
COMMON STOCK OWNERSHIP BY MANAGEMENT AND
CERTAIN BENEFICIAL OWNERS
The following table sets forth certain information about beneficial ownership of our common stock as of May 3,2007 by (i) each director and each named executive officer of our company named herein, and (ii) all directors and executive officers of our company as a group. Unless otherwise indicated, the beneficial owners of the common stock listed below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

	Number of Shares	Percentage of Shares
BENEFICIAL OWNER	Beneficially Owned(1)	Outstanding(2)
Robert J. Rutland(3)	1,123,894	12.5
Guy W. Rutland, III(4)	850,718	9.5
Guy W. Rutland, IV(5)	651,936	7.3
Hugh E. Sawyer(6)	620,000	6.5
Berner F. Wilson, Jr.(7)	108,743	1.2
Thomas M. Duffy(8)	113,197	1.2
David G. Bannister(9)	39,334	*
Robert R. Woodson(9)	39,334	*
Thomas E. Boland(9)	38,334	*
J. Leland Strange(9)	35,334	*
Thomas H. King(10)	13,333	*
Joseph V. Marinelli(11)	30,000	*
All executive officers and directors as a group(12) (12 persons)	3,664,157	37.0

*	Less than 1%

(1)	Under the rules of the SEC, a person is deemed to be a beneficial owner of any securities that such person has the right to acquire beneficial ownership of within 60 days as well as any securities owned by such person’s spouse, children or relatives living in the same household.

(2)	Based on 8,980,329 shares outstanding as of May 3, 2007. Shares underlying outstanding stock options or warrants held by the person indicated and exercisable within 60 days of such date are deemed to be outstanding for purposes of calculating the percentage owned by such holder.

(3)	Includes 18,099 shares owned by his wife as to which he disclaims beneficial ownership.

(4)	Includes 18,099 shares owned by his wife and 67,800 shares owned by a private foundation as to which he disclaims beneficial ownership.

(5)	Includes 647,211 shares held in a limited partnership of which he is the direct beneficiary.

(6)	Includes options to acquire 600,000 shares.

(7)	Includes options to acquire 8,334 shares.

(8)	Includes 5,245 shares owned by his wife as to which he disclaims beneficial ownership, and options to acquire 105,000 shares.

(9)	Includes options to acquire 33,334 shares for each individual.

(10)	Includes options to acquire 13,333 shares.

(11)	Includes options to acquire 30,000 shares.

(12)	Includes options to acquire 923,337 shares.
The following table sets forth certain information about beneficial ownership of each person known to us to own more than 5% of the outstanding common stock as of May 3, 2007, other than directors of our company:

Name and Address of	Number of Shares	Percentage of Shares
Beneficial Owner	Beneficially Owned	Outstanding
Robert E. Robotti, Robotti & Company, LLC, Robotti & Company Advisors, LLC and The Ravenswood Management Company, LLC and the Ravenswood Investment Company, L.P.(1) 52 Vanderbilt Avenue, Suite 503 New York, New York 10017	594,390	6.6
Nikon Hecht Aspen Advisors LLC Sopris Capital Partners, L.P. Sopris Capital, LLC Sopris Capital Advisors, LLC(2) 152 West 57th Street New York, New York 10019	889,895	9.9
Armory Master Fund Ltd., Armory Fund LP, Armory Partners LLC, Armory Offshore Fund Ltd., Armory Advisors LLC, The Seaport Group, LLC Profit Sharing Plan, Stephen C. Smith, Michael Meagher and Jay Burnham(3) 999 Fifth Avenue, Suite 450 San Rafael, California 94901	648,700	7.2

(1)	According to a Schedule 13G filed on February 15, 2006 on behalf of Robert E. Robotti, Robotti & Company, LLC and Robotti & Company Advisors LLC, in its role as a broker dealer and an investment advisor, and The Ravenswood Management Company, LLC and the Ravenswood Investment Company, L.P., of which Mr. Robotti serves as Managing Member of the General Partner of such limited partnership. Mr. Robotti possesses shared voting and investment power as to the securities but does not have sole voting or investment power as to the securities.

(2)	According to a Schedule 13D/A filed on April 24, 2007 on behalf of Nikos Hecht, Sopris Capital Partners, L.P., Sopris Capital, LLL, Aspen Advisors, LLL and Sopris Capital Advisors, LLC, in its role as a broker dealer and an investment advisor, Mr. Hecht is the managing member and owner of a majority of the membership interests of Sopris Capital, Aspen Advisors and Sopris Advisors. Each of Sopris Capital, Aspen Advisors and Sopris Advisors, as investment managers for their respective private clients, has discretionary investment authority over the common stock held by their respective private clients. Mr. Hecht possesses shared voting and investment power but does not have sole voting and investment power.

(3)	According to a Schedule 13G filed on February 7, 2007 on behalf of Armory Master Fund Ltd., Armory Fund LP, Armory Partners LLC, Armory Offshore Fund Ltd., Armory Advisors LLC, in its role as an investment advisor, The Seaport Group, LLC Profit Sharing Plan, Stephen C. Smith, Michael Meagher and Jay Burnham. Armory Advisors LLC, as investment manager for its private clients, has discretionary investment authority over the common stock held by its respective private clients. Mr. Smith and Mr. Meagher possess shared voting and investment power but do not have sole voting and investment power.
If we emerge from Chapter 11, we will experience a change in control. See “Voluntary Reorganization under Chapter 11” under “Item 1. Business” for more information.
Item 13. Certain Relationships, Related Transactions and Director Independence
Beginning in the first quarter of 2006, we subleased certain space in our home office headquarters in Decatur, Georgia to an entity of which Robert J. Rutland, Chairman of the Board of Directors, owns approximately one-third of the equity. We believe that the rental rate charged to this entity is the fair market rate for the space based upon rental rates paid for comparable space in the area. The annual rents to be collected by us are approximately $128,000 based upon the terms of the sublease agreement, which is comparable to other sublease agreements we utilize with our subtenants.
The Board has determined that the following directors, which constitute a majority of the Board, are independent in accordance with the AMEX rules governing director independence: Messrs. Bannister, Boland, Strange, Wilson and Woodson.
Item 14. Principal Accountant Fees and Services
The Audit Committee has selected KPMG to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2007. Approval of our company’s accounting firm is not a matter required to be submitted to the shareholders. Upon the recommendation of the Audit Committee, we first appointed KPMG on April 2, 2002 to serve as our independent registered public accounting firm for the fiscal year ended December 31, 2002. We have been advised by KPMG that neither it nor any member thereof has any financial interest, direct or indirect, in our company or any of its subsidiaries in any capacity. KPMG is considered by our company to be well qualified.
Audit Fees
Fees for KPMG’s audit services totaled approximately $1,572,000 in 2006 and $1,800,000 in 2005, including fees for professional services rendered for the audit of our annual financial statements included in Item 15 of this Annual Report on 10-K and the review of our quarterly reports on Form 10-Q.
Audit-Related Fees
No audit-related fees were billed by KPMG during 2006 or 2005.
Tax Fees
There were no fees billed by KPMG for professional services rendered for income tax consulting services in 2006 or 2005.

All Other Fees
There were no fees billed by KPMG for professional services rendered in 2006 and 2005 other than as stated under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees.”
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of this report:
          (1) Financial Statements:
          (2) Financial Statement Schedules:
INDEX TO FINANCIAL STATEMENT SCHEDULES

Page
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2006, 2005, and 2004	S-1
All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
          (3) Exhibits: The list of exhibits required by this item is set forth in “(b) Exhibits” below.
     (b) Exhibits.
     Exhibit Index filed as part of this report

Exhibit
No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Registration Statement on Form S-1 (File Number 33-66620) filed with the Commission on July 28, 1993, as amended on September 2, 1993 and September 17, 1993 and deemed effective on September 29, 1993).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Annual Report on Form 10-K filed with the Commission on April 16, 2001).

4.1	Form of certificate representing shares of the Company’s common stock (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-1 (File Number 33-66620) filed with the Commission on July 28, 1993, as amended on September 2, 1993 and September 17, 1993 and deemed effective on September 29, 1993).

4.2	Indenture by and among the Company, the Guarantors listed therein, and The First National Bank of Chicago, as Trustee, dated September 30, 1997 (incorporated by reference from Exhibit 4.1 to the Registration Statement on Form S-4 (File Number 333-37113) filed with the Commission on October 3, 1997).

4.3*	SECURED SUPER-PRIORITY DEBTOR IN POSSESSION AND EXIT CREDIT AND GUARANTY AGREEMENT, dated as of March 30, 2007, entered into by and among ALLIED HOLDINGS, INC., a Georgia corporation and a debtor and debtor in possession under Chapter 11 of the Bankruptcy Code (as defined) (“Holdings”), ALLIED SYSTEMS, LTD. (L.P.), a Georgia limited partnership and a debtor and debtor in possession under Chapter 11 of the Bankruptcy Code (“Systems” and, together with Holdings, the “Borrowers”), CERTAIN SUBSIDIARIES OF BORROWERS, as Subsidiary Guarantors, the Lenders party hereto from time to time, GOLDMAN SACHS CREDIT PARTNERS L.P. (“GSCP”), as Syndication Agent (in such capacity, “Syndication Agent”), and THE CIT GROUP/BUSINESS CREDIT, INC. (“CIT”),

Exhibit
No.	Description
as Administrative Agent (together with its permitted successors in such capacity, “Administrative Agent”) and as Collateral Agent (together with its permitted successor in such capacity, “Collateral Agent”)

4.3 (a)*	First Amendment dated April 18, 2008 to the SECURED SUPER-PRIORITY DEBTOR IN POSSESSION AND EXIT CREDIT AND GUARANTY AGREEMENT, dated as of March 30, 2007, entered into by and among ALLIED HOLDINGS, INC., a Georgia corporation and a debtor and debtor in possession under Chapter 11 of the Bankruptcy Code (as defined) (“Holdings”), ALLIED SYSTEMS, LTD. (L.P.), a Georgia limited partnership and a debtor and debtor in possession under Chapter 11 of the Bankruptcy Code (“Systems” and, together with Holdings, the “Borrowers”), CERTAIN SUBSIDIARIES OF BORROWERS, as Subsidiary Guarantors, the Lenders party hereto from time to time, GOLDMAN SACHS CREDIT PARTNERS L.P. (“GSCP”), as Syndication Agent (in such capacity, “Syndication Agent”), and THE CIT GROUP/BUSINESS CREDIT, INC. (“CIT”), as Administrative Agent (together with its permitted successors in such capacity, “Administrative Agent”) and as Collateral Agent (together with its permitted successor in such capacity, “Collateral Agent”).

4.4*	LOAN AND SECURITY AGREEMENT AND GUARANTY dated April 5, 2007, by and among ALLIED SYSTEMS, LTD. (L.P.), a Georgia limited partnership and a debtor and debtor in possession under Chapter 11 of the Bankruptcy Code (“Borrower”) ALLIED HOLDINGS, INC., a Georgia corporation and a debtor and debtor in possession under Chapter 11 of the Bankruptcy Code (“Holdings”), THE OTHER SUBSIDIARIES (AS DEFINED) OF HOLDINGS PARTY HERETO (such Subsidiaries, together with any future Subsidiaries of Holdings, the “Subsidiary Guaranters,”and together with Borrower and Holdings, collectively, the “Loan Parties,” and individually, a “Loan Party”), and YUCAIPA TRANSPORTATION, LLC, A Delaware limited liability company (“Lender”).

10.1†	Amended and Restated Long Term Incentive Plan of Allied Holdings, Inc. (incorporated by reference from Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on April 16, 2001).

10.2†	Allied Holdings, Inc. 401(k) Retirement Plan (incorporated by reference from Exhibit 10 to the Registration Statement on Form S-8 (File Number 33-76108) filed with the Commission on March 4, 1994).

10.3†	Allied Holdings, Inc. Deferred Compensation Plan (incorporated by reference from Exhibit 4 to the Registration Statement on Form S-8 (File Number 333-51102) filed with the Commission on December 1, 2000).

10.4†	Allied Holdings, Inc. Amended and Restated 1999 Employee Stock Purchase Plan, as amended through June 19, 2003 (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Commission on August 12, 2003).

10.4(a)†	First Amendment to Allied Holdings, Inc. Amended and Restated 1999 Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.4(a) to the Current Report on Form 8-K filed with the Commission on June 22, 2005).

10.5†£	Allied Holdings, Inc. Amended Severance Pay and Retention and Emergence Bonus Plan for Key Employees and Summary Plan Description (incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K filed with the Commission on June 16, 2006).

10.6	Intentionally Omitted.

10.7	Intentionally Omitted.

10.8†	Employment Agreement between Allied Holdings, Inc. and Hugh E. Sawyer (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on August 14, 2001).

10.8(a)†	First Amendment to Employment Agreement between Allied Holdings, Inc. and Hugh E. Sawyer (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).

Exhibit
No.	Description
10.8(b)†	Second Amendment to Employment Agreement between Allied Holdings, Inc. and Hugh E. Sawyer (incorporated by reference from Exhibit 10.8(b) to the Quarterly Report on Form 10-Q filed with the Commission on May 17, 2004).

10.9†	Employment Agreement between Allied Holdings, Inc. and Thomas King (incorporated by reference from Exhibit 10.21 to the Current Report on Form 8-K filed with the Commission on January 27, 2005).

10.9(a)†	First Amendment to Employment Agreement between Allied Holdings, Inc. and Thomas King (incorporated by reference from Exhibit 10.21(a) to the Current Report on Form 8-K filed with the Commission on May 27, 2005).

10.10†	Amended and Restated Employment Agreement between Allied Holdings, Inc. and Thomas Duffy (incorporated by reference from Exhibit 10.10 to the Current Report on Form 8-K filed with the Commission on January 27, 2005).

10.10(a)†	First Amendment to Amended and Restated Employment Agreement between Allied Holdings, Inc. and Thomas Duffy (incorporated by reference from Exhibit 10.10(a) to the Current Report on Form 8-K filed with the Commission on May 27, 2005).

10.11†	Employment Agreement between Allied Holdings, Inc. and Robert J. Rutland (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Commission on May 15, 2002).

10.11(a)†	First Amendment to Employment Agreement between Allied Holdings, Inc. and Robert J. Rutland (incorporated by reference from Exhibit 10.11(a) to the Current Report on Form 8-K filed with the Commission on January 27, 2005).

10.12†	Employment Agreement between Allied Holdings, Inc. and Guy Rutland IV (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K filed with the Commission on April 18, 2005).

10.13*	Severance Agreement and Full Release dated April 20, 2007 by and between Hugh E. Sawyer and Allied Holdings, Inc., a Georgia corporation.

10.14	Summary of Financial Terms of Collective Bargaining Agreement with the International Brotherhood of Teamsters in the United States, effective June 1, 2003 (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on August 12, 2003).

10.15 £	Agreement between Allied Automotive Group, Inc. and UPS Autogistics, Inc., as amended (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001).

10.15(a) £	Amendment No. 2 to Agreement between Allied Automotive Group, Inc. and UPS Autogistics, Inc. (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Commission on November 14, 2002).

10.15(b)	Amendment to Agreement between Allied Automotive Group, Inc. and UPS Autogistics, Inc. (incorporated by reference from Exhibit 10.15(b) to the Current Report on Form 8-K filed with the Commission on July 18, 2005).

10.16 £	Agreement between the Company and DaimlerChrysler Corporation (incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K filed with the Commission on April 16, 2001).

10.16(a) £	Amendment to Agreement between the Company and DaimlerChrysler Corporation (incorporated by reference from Exhibit 10.12(a) to the Annual Report on Form 10-K filed with the Commission on March 27, 2003).
10.16(b) £	Amendment dated October 29, 2004 to the Agreement between the Company and DaimlerChrysler

Exhibit
No.	Description
Corporation (incorporated by reference from Exhibit 10.16(b) to the Current Report on Form 8-K filed with the Commission on November 3, 2004).

10.16(c) £	Amendment dated December 19, 2005 to the Agreement between the Company and DaimlerChrysler Corporation (incorporated by reference from Exhibit 10.16(c) to the Annual Report on Form 10-K filed with the Commission on June 16, 2006).

10.17 £	Agreement between the Company and General Motors Corporation (incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K filed with the Commission on April 13, 2004).

10.17(a) £	Amendment to Agreement between the Company and General Motors dated April 6, 2005 (incorporated by reference from Exhibit 10.19 to the Current Report on Form 8-K filed with the Commission on April 18, 2005).

10.17(b) £	Amendment to Agreement between the Company and General Motors dated December 8, 2005 (incorporated by reference from Exhibit 10.17(b) to the Annual Report on Form 10-K filed with the Commission on June 16, 2006).

10.18 £	Amendment to Agreement between the Company and American Honda Motor Company dated January 30, 2006 (incorporated by reference from Exhibit 10.18 to the Annual Report on Form 10-K filed with the Commission on June 16, 2006).

10.19	Intentionally Omitted.

10.20	Agreement between the Company and Toyota Motor Sales, U.S.A., Inc., dated April 1, 1990 (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K filed with the Commission on April 18, 2005).

10.20(a) £	Amendment to Agreement between the Company and Toyota Motor Sales, U.S.A., Inc. dated December 20, 2004 (incorporated by reference from Exhibit 10.20(a) to the Annual Report on Form 10-K filed with the Commission on April 18, 2005).

10.21	Intentionally Omitted.

10.22 £	Agreement between the Company and American Honda Motor Co., Inc., dated April 1, 2002 (incorporated by reference from Exhibit 10.22 to the Annual Report on Form 10-K filed with the Commission on April 18, 2005).

10.23	IBM Global Services National Agreement between Allied Holdings, Inc. and International Business Machines Corporation, dated April 1, 2001 (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K filed with the Commission on March 27, 2002).

10.23(a)	Amendment No. 4 to the IBM Global Services National Agreement between Allied Holdings, Inc. and International Business Machines Corporation, effective February 1, 2004 (incorporated by reference from Exhibit 10.20(a) to the Annual Report on Form 10-K filed with the Commission on April 13, 2004).

10.24*	Settlement Agreement entered into by and among (a) Allied Holdings, Inc., and its affiliates that are debtors and debtors in possession (collectively, the “Debtors”), (b) Yucaipa American Alliance Fund I, LP and Yucaipa American Alliance (Parallel) Fund I, LP (collectively, “Yucaipa”), (c) the Official Committee of Unsecured Creditors in the Bankruptcy Cases (the “Creditors’ Committee”), (d) Sopris Capital Advisors, LLC, Aspen Advisors LLC and Armory Advisors LLC (collectively, the “Equity Holders”), (e) Andrews & Kurth LLP, (f) Sonnenschein Nath & Rosenthal LLP, (g) Kilpatrick Stockton LLP and (h) Jeffries & Company, Inc.

21.1*	Subsidiaries of Allied Holdings, Inc.

23.1*	Consent of KPMG LLP.

24.1*	Powers of Attorney (included within the signature page of this Report).

Exhibit
No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification by Hugh E. Sawyer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification by Thomas H. King.

32.1*	Section 1350 Certification by Hugh E. Sawyer.

32.2*	Section 1350 Certification by Thomas H. King.

99.1	Charter of the Audit Committee of the Board of Directors (incorporated by reference from Exhibit 99.1 to the Annual Report on Form 10-K filed with the Commission on April 13, 2004).

99.2	Charter of the Compensation and Nominating Committee of the Board of Directors (incorporated by reference from Exhibit 99.2 to the Annual Report on Form 10-K filed with the Commission on April 13, 2004).

99.3	Allied Holdings, Inc. Code of Conduct (incorporated by reference from Exhibit 99.3 to the Annual Report on Form 10-K filed with the Commission on April 13, 2004).

*	Filed herewith.

£	Confidential treatment has been requested and/or granted with respect to portions of this exhibit.

†	Management contract, compensatory plan or arrangement.

(c)	Financial Statement Schedules. The list of exhibits required by this item is set forth above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HOLDINGS, INC.
Date: May 23, 2007	By:	/s/ HUGH E. SAWYER
Hugh E. Sawyer,
President and Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2007	By:	/s/ THOMAS H. KING
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

Signature	Title	Date

/s/ ROBERT J. RUTLAND Robert J. Rutland	Chairman and Director	May 23, 2007
/s/ GUY W. RUTLAND, III Guy W. Rutland, III	Chairman Emeritus and Director	May 23, 2007
/s/ HUGH E. SAWYER Hugh E. Sawyer	President, Chief Executive Officer and Director	May 23, 2007
/s/ DAVID G. BANNISTER David G. Bannister	Director	May 23, 2007
/s/ THOMAS E. BOLAND Thomas E. Boland	Director	May 23, 2007
/s/ GUY W. RUTLAND, IV Guy W. Rutland, IV	Senior Vice President and Director	May 23, 2007
/s/ J. LELAND STRANGE J. Leland Strange	Director	May 23, 2007
/s/ BERNER F. WILSON, JR. Berner F. Wilson, Jr.	Director	May 23, 2007
/s/ ROBERT R. WOODSON	Director	May 23, 2007
Robert R. Woodson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors Allied Holdings, Inc.:
We have audited the accompanying consolidated balance sheets of Allied Holdings, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed at Item 15(a) (2) of the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Allied Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $12.3 million, $125.7 million and $53.9 million from operations during 2006, 2005 and 2004, respectively, and has an accumulated deficit at December 31, 2006 and 2005, and, as discussed in Notes 2 and 3 to the consolidated financial statements, filed voluntary petitions seeking to reorganize under Chapter 11 of the federal bankruptcy laws. All of these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 2 and 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
As discussed in Notes 2 and 20 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment effective January 1, 2006. Also, as discussed in Notes 2 and 16 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans as of December 31, 2006. As discussed in Note 1, to the consolidated financial statements, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 108, Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.
As discussed in Note 2 to the consolidated financial statements, in 2005 the Company adopted the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

/s/ KPMG LLP

Atlanta, Georgia
May 23, 2007

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(In thousands)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,314	$4,117
Restricted cash, cash equivalents and other time deposits	32,436	32,830
Receivables, net of allowances of $1,701 and $2,218 as of December 31, 2006 and December 31, 2005, respectively	52,427	61,427
Inventories	4,916	5,132
Deferred income taxes	1,907	128
Prepayments and other current assets	21,463	59,434

Total current assets	115,463	163,068
Property and equipment, net of accumulated depreciation	129,231	123,904
Goodwill, net	3,545	3,545
Other assets:
Restricted cash, cash equivalents and other time deposits	65,857	69,764
Other noncurrent assets	24,672	22,835

Total other assets	90,529	92,599

Total assets	$338,768	$383,116

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities not subject to compromise:
Debtor-in-possession credit facility	$161,357	$151,997
Accounts and notes payable	26,364	56,960
Accrued liabilities	74,439	83,317
Deferred income taxes	106	—

Total current liabilities	262,266	292,274

Long-term liabilities not subject to compromise:
Postretirement benefits other than pensions	14,227	4,648
Deferred income taxes	1,926	143
Other long-term liabilities	65,269	74,096

Total long-term liabilities	81,422	78,887
Liabilities subject to compromise	199,212	199,322
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, no par value. Authorized 5,000 shares; none outstanding	—	—
Common stock, no par value. Authorized 20,000 shares; 8,980 shares outstanding at December 31, 2006 and December 31, 2005	—	—
Additional paid-in capital	49,081	48,545
Treasury stock, 139 shares at cost	(707)	(707)
Accumulated deficit	(228,432)	(214,631)
Accumulated other comprehensive loss, net of tax	(24,074)	(20,574)

Total stockholders’ deficit	(204,132)	(187,367)

Total liabilities and stockholders’ deficit	$338,768	$383,116

See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

	2006	2005	2004
Revenues	$893,837	$892,934	$895,213

Operating expenses:
Salaries, wages and fringe benefits	451,018	482,609	488,728
Operating supplies and expenses	183,723	180,481	162,266
Purchased transportation	115,209	119,431	111,214
Insurance and claims	41,651	42,033	40,821
Operating taxes and licenses	28,059	29,841	29,804
Depreciation and amortization	29,430	29,925	42,943
Rents	7,158	7,500	8,556
Communications and utilities	6,252	6,090	6,342
Other operating expenses	7,810	11,797	10,124
Impairment of goodwill	—	79,172	8,295
Gain on disposal of operating assets, net	(3,297)	(869)	(839)

Total operating expenses	867,013	988,010	908,254

Operating income (loss)	26,824	(95,076)	(13,041)

Other income (expense):
Interest expense (excludes contractual interest of $12.9 million and $5.4 million in 2006 and 2005, respectively)	(30,160)	(39,410)	(31,355)
Investment income	4,807	2,813	1,136
Foreign exchange (losses) gains, net	(635)	1,414	1,929
Other, net	—	834	(191)

Total other income (expense)	(25,988)	(34,349)	(28,481)

Income (loss) before reorganization items and income taxes	836	(129,425)	(41,522)
Reorganization items	(12,772)	(7,131)	—

Loss before income taxes	(11,936)	(136,556)	(41,522)
Income tax (expense) benefit	(389)	10,832	(12,361)

Net loss	$(12,325)	$(125,724)	$(53,883)

Basic and diluted loss per common share:
Net loss:
Basic and diluted	$(1.37)	$(14.02)	$(6.15)

Weighted-average common shares outstanding:
Basic and diluted	8,980	8,970	8,757

See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
Years Ended December 31, 2006, 2005, and 2004
(In thousands)

							Accumulated
	Comprehensive			Additional			Other
	Income	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive
	(Loss)	Shares	Amount	Capital	Stock	Deficit	Income (Loss)	Total
Balance, December 31, 2003		8,764	$—	$47,511	$(707)	$(35,024)	$(2,966)	$8,814
Net loss	$(53,883)	—	—	—	—	(53,883)	—	(53,883)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $(256)	2,941	—	—	—	—	—	2,941	2,941
Minimum pension liability, net of income taxes of $0	(331)	—	—	—	—	—	(331)	(331)

Comprehensive loss	$(51,273)

Issuance of common stock		196	—	589	—	—	—	589
Compensation expense for restricted stock, net of forfeitures		(41)	—	321	—	—	—	321

Balance, December 31, 2004		8,919	$—	$48,421	$(707)	$(88,907)	$(356)	$(41,549)
Net loss	$(125,724)	—	—	—	—	(125,724)	—	(125,724)
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $256	(1,075)	—	—	—	—	—	(1,075)	(1,075)
Minimum pension liability, net of income taxes of $0	(19,143)	—	—	—	—	—	(19,143)	(19,143)

Comprehensive loss	$(145,942)

Issuance of common stock		61	—	124	—	—	—	124

Balance, December 31, 2005		8,980	$—	$48,545	$(707)	$(214,631)	$(20,574)	$(187,367)
Cumulative-effect adjustment resulting from the adoption of SAB 108, net of income taxes of $0						(1,476)		(1,476)
Net loss	$(12,325)	—	—	—	—	(12,325)	—	(12,325)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $0	(161)	—	—	—	—	—	(161)	(161)
Adjustment to minimum pension liability, net of income taxes of $0	20,169	—	—	—	—	—	20,169	20,169

Comprehensive income	$7,683

Adjustment to initially apply Statement of Financial Accounting Standards No. 158, net of income taxes of $0	$(23,508)						(23,508)	(23,508)
Stock-based compensation		—	—	536	—	—	—	536

Balance, December 31, 2006		8,980	$—	$49,081	$(707)	$(228,432)	$(24,074)	$(204,132)

See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005, and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(12,325)	$(125,724)	$(53,883)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,430	29,925	42,943
Impairment of goodwill	—	79,172	8,295
Gain on disposal of operating assets, net	(3,297)	(1,703)	(839)
Write-off and amortization of deferred financing costs	5,817	8,631	2,797
Interest expense paid in kind	6,351	—	—
Foreign exchange losses (gains), net	635	(1,414)	(1,929)
Reorganization items	12,772	7,131	—
Deferred income taxes	110	(11,261)	11,275
Stock-based compensation expense	536	—	321
Change in operating assets and liabilities:
Receivables, net of allowances	8,979	(2,712)	(4,727)
Inventories	216	(623)	414
Prepayments and other assets	33,193	(31,993)	(3,299)
Accounts and notes payable	(2,236)	13,045	(1,747)
Accrued liabilities	(19,646)	5,518	13,860

Net cash provided by (used in) operating activities before payment of reorganization items	60,535	(32,008)	13,481
Reorganization items paid	(11,690)	(2,939)	—

Net cash provided by (used in) operating activities	48,845	(34,947)	13,481

Cash flows from investing activities:
Purchases of property and equipment	(35,846)	(19,405)	(22,542)
Proceeds from sales of property and equipment	4,496	3,253	3,040
Proceeds from sale of equity in subsidiaries	—	2,000	—
Decrease (increase) in restricted cash, cash equivalents and other time deposits	4,301	(19,714)	(796)
Funds deposited with insurance carriers	(1,856)	(9,766)	(32,072)
Funds returned from insurance carriers	4,512	5,969	34,995

Net cash used in investing activities	(24,393)	(37,663)	(17,375)

Cash flows from financing activities:
(Repayment of) addition to debtor-in-possession revolving credit facility, net	(6,991)	51,997	—
(Repayments of) additions to pre-petition revolving credit facilities, net	—	(2,972)	2,972
Additions to debtor-in-possession term debt	10,000	100,000	—
Additions to pre-petition term debt	—	25,000	20,000
Repayment of pre-petition term debt	—	(123,266)	(18,234)
Payment of financing costs	(345)	(8,271)	(475)
Proceeds from insurance financing arrangements	6,362	42,401	31,252
Repayments of insurance financing arrangements	(34,446)	(10,827)	(32,634)
Proceeds from issuance of common stock	—	124	589

Net cash (used in) provided by financing activities	(25,420)	74,186	3,470

Effect of exchange rate changes on cash and cash equivalents	(835)	25	792

Net change in cash and cash equivalents	(1,803)	1,601	368
Cash and cash equivalents at beginning of year	4,117	2,516	2,148

Cash and cash equivalents at end of year	$2,314	$4,117	$2,516

Supplemental cash flow information:
Cash paid (refunds received) during the year for:
Interest	$19,943	$27,461	$27,136
Income taxes, net	313	(346)	489
Supplemental disclosure of noncash financing activity:
Interest paid in kind via addition to term debt	$6,351	$—	$—
See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004
(1) Organization and Operations
Company Overview
Allied Holdings, Inc. (“Allied”), a Georgia corporation, is a holding company which operates through its wholly owned subsidiaries. The accompanying consolidated financial statements include the accounts of Allied and its wholly owned subsidiaries (collectively “the Company”). The principal operating divisions of the Company are Allied Automotive Group, Inc. (Allied Automotive Group) and Axis Group, Inc. (Axis Group). Allied Automotive Group, through its subsidiaries, is engaged in the business of transporting automobiles, light trucks, and sport-utility vehicles (“SUVs”) from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group, through its subsidiaries, is engaged in the business of securing and managing vehicle distribution services, automobile inspections, auction and yard management services, vehicle tracking, vehicle accessorization, and dealer preparatory services for the automotive industry.
Chapter 11 Overview
On July 31, 2005 (“the Petition Date”), Allied and substantially all of its subsidiaries (the “Debtors”) filed voluntary petitions with the U.S. Bankruptcy Court for the Northern District of Georgia (the “Bankruptcy Court”) seeking protection under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”). The Company’s captive insurance company, Haul Insurance Limited, as well as its subsidiaries in Mexico and Bermuda (the “Non-debtors”) were not included in the Chapter 11 filings. The Canadian subsidiaries obtained approval for creditor protection under the Companies Creditors’ Arrangement Act in Canada and are included among the subsidiaries that filed voluntary petitions seeking bankruptcy protection. Like Chapter 11, the Companies Creditors Arrangement Act in Canada allows for reorganization under the protection of the court system. The Debtors are currently operating their business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and cannot engage in transactions considered to be outside of the ordinary course of business without obtaining Bankruptcy Court approval. Proceedings between the Petition Date and the date that a plan of reorganization is effective will be referred to as the Chapter 11 Proceedings.
On April 6, 2007, the Bankruptcy Court approved the Disclosure Statement (“Disclosure Statement”) for the Second Amended Joint Plan of Reorganization (as amended, the “Joint Plan”) filed by the Debtors, the Teamsters National Automobile Transportation Industry Negotiating Committee, on behalf of the International Brotherhood of Teamsters (the “Teamsters” or “IBT”) and Yucaipa American Alliance Fund I, LP and Yucaipa American Alliance (Parallel) Fund I, LP (collectively “Yucaipa”) and authorized its use in connection with the solicitation of votes from those creditors and other parties in interest that were entitled to vote on a plan of reorganization. The Company subsequently received the votes needed and the Bankruptcy Court approved the Joint Plan on May 18, 2007. The Joint Plan includes several conditions precedent to the effective date, including the closing and funding of exit financing. See Note 3 for other Chapter 11 related disclosures.
On March 30, 2007, the Company obtained financing arranged by an affiliate of Goldman Sachs & Co., (the “New DIP Facility”) which provides debtor-in-possession financing of up to $315 million. The New DIP Facility, which was amended in April 2007, replaces the financing obtained on August 1, 2005 in connection with the Chapter 11 filing (the “Original DIP Facility”) and subject to the satisfaction of certain conditions, the New DIP Facility may convert, at the Company’s option, to a senior secured credit facility upon its emergence from Chapter 11. Also, subsequent to December 31, 2006, the Company entered into an agreement with Yucaipa pursuant to which Yucaipa will purchase approximately 150 specialized tractors and car-haul trailers (“Rigs”) from the bankruptcy auction of Blue Thunder Auto Transport, Inc. (the “Blue Thunder Rigs”). The Blue Thunder Rigs will then be sold by Yucaipa to the Company at cost. The purchase of these Rigs are being financed with purchase money financing provided by Yucaipa (the “Rig Financing”), which Rig Financing was approved by the Bankruptcy Court on April 6, 2007. The maximum amount financed under the Rig Financing will not exceed $15 million. At the option of Yucaipa, upon the Company’s successful emergence from Chapter 11, Yucaipa may convert the Rig Financing into additional equity of the Company. See Note 14 for additional discussion on the New DIP Facility and the Rig Financing.
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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As a result of the Company’s Chapter 11 filing, the Company has applied the guidance of the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, in the preparation of the accompanying consolidated financial statements. SOP 90-7 does not change the application of GAAP in the preparation of financial statements. However, SOP 90-7 does require that financial statements, for periods including and subsequent to the filing of a Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business and also that liabilities subject to compromise be segregated from those not subject to compromise (See Note 3).
The going concern basis assumes that the Company will continue in operation for the foreseeable future and will realize its assets and discharge its post-petition liabilities in the ordinary course of business. However, the Company’s ability to continue as a going concern is predicated upon, among other things, the Joint Plan becoming effective, compliance with the provisions of the New DIP Facility, its ability to generate cash flows from operations, its ability to obtain financing sufficient to satisfy its future obligations and to comply with the terms of the Joint Plan. As a result of the Chapter 11 Proceedings, the Company may take, or be required to take, actions that may cause assets to be realized or liabilities to be settled for amounts other than those reflected in the financial statements. The appropriateness of continuing to present financial statements on a going concern basis is dependent upon, among other things, the terms of the Joint Plan, future profitable operations, the ability to comply with the terms of its financing agreements and the ability to generate sufficient cash from operations and financing sources to meet obligations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern, nor do they include any adjustments to the carrying amounts of assets and liabilities that might be required as a result of the Joint Plan. The Joint Plan could substantially change the amounts currently recorded in the accompanying consolidated financial statements. Asset and liability carrying amounts do not purport to represent the realizable or settlement values that will be reflected in the Joint Plan and, at this time, it is not possible to estimate the impact on the Company’s financial statements.
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
(c) Revenue Recognition and Related Allowances
Substantially all revenue is derived from transporting automobiles, light trucks, and SUVs from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships, providing vehicle rail-car loading and unloading services, providing yard management services, and other distribution and transportation support services to the pre-owned and new vehicle market. Revenue is recorded by the Company when the vehicles are delivered to the dealerships or when services are performed. The Company records an allowance for estimated customer billing adjustments and an allowance for potentially uncollectible accounts based on an evaluation of specific aged customer accounts and historical collection and adjustment patterns. Included in receivables, net of allowances, are $4.2 million and $5.9 million of amounts due from other than trade customers as of December 31, 2006 and 2005, respectively.
(d) Cash, Cash Equivalents and Other Time Deposits
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. The time deposits have original maturities of twelve months or less. The portion of cash, cash equivalents and other time deposits that are contractually restricted to secure outstanding letters of credit for the settlement of insurance claims are identified as restricted in the accompanying consolidated financial statements. Restricted cash, cash equivalents and other time deposits are not available to the Company for general use in its operations but are restricted for payment of insurance claims. These amounts are allocated between

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
current and noncurrent in the accompanying consolidated balance sheets in proportion to the related insurance claims reserves.
(e) Inventories
Inventories consist primarily of parts and supplies for servicing the Company’s tractors and trailers and are recorded at the lower of cost (on a first-in, first-out basis) or market. Inventories consisted of the following as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Parts	$3,696	$3,863
Shop supplies	331	345
Bulk fuel	738	660
Other	151	264

	$4,916	$5,132

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
(h) Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets to be held and used is measured by comparing their carrying amounts to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of would be reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. No charges for impairment of long-lived assets were recorded during the years ended December 31, 2006, 2005 or 2004.
(i) Financing Costs
On August 1, 2005, in connection with its Chapter 11 filing, the Company entered into the Original DIP Facility for debtor-in-possession financing of up to $230 million. As previously discussed, on March 30, 2007, the Original DIP Facility was replaced by the New DIP Facility. The deferred financing costs as of December 31, 2006 and December 31, 2005 are included in other noncurrent assets net of accumulated amortization and represent costs related to the Original DIP Facility. Amortization of the Company’s deferred financing costs are included in interest expense. The New DIP Facility and amendments to the Original DIP Facility are more fully discussed in Note 14.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The deferred financing costs at December 31, 2005 were fully amortized as interest expense as of May 18, 2006. As more fully disclosed in Note 14, during the first quarter of 2006, the Company obtained forbearance from its lenders as a remedy to certain covenant violations. The forbearance period ended on May 18, 2006. Accordingly, the Company reduced the amortization period of the deferred financing costs to coincide with the end of the forbearance period resulting in the full amortization of these costs as of May 18, 2006. Fees of approximately $558,000 related to the forbearance agreements were recognized as expense as incurred and are included in interest expense in the accompanying consolidated statement of operations. Additional costs were deferred in 2006 related to the fifth amendment to the Original DIP Facility, which extended the term of the Original DIP Facility. These costs were being amortized using the straight-line method of amortization. The deferred financing costs at December 31, 2006, which relate to the fifth amendment to the Original DIP Facility, will be expensed in the first quarter of 2007 since, during the first quarter of 2007, the Original DIP Facility was replaced by the New DIP Facility.
(j) Interest in Split-Dollar Life Insurance Policies
The Company is party to contractual arrangements related to life insurance policies that cover certain current and former employees, directors and officers of the Company. These contractual arrangements are between the Company and the trusts that own the policies. The Company records as a noncurrent asset the lesser of its interest in each policy (equal to net cash outlay less certain adjustments) as defined in the contractual arrangements or the cash surrender value of the policy. The Company records the increase or decrease in its interest each year as a reduction or increase to premium expense. The trusts retain any proceeds in excess of the Company’s interest in the policies, net of any outstanding policy loans. During the year ended December 31, 2002, the Company discontinued making premium payments on the policies for current directors and officers due to the enactment of the Sarbanes-Oxley Act of 2002. As permitted by the trusts, premiums due on these policies have been paid by increasing loans taken against the available cash surrender value of the policies from the time of enactment of the Sarbanes-Oxley Act of 2002 through the year ended December 31, 2006.
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
The methods and assumptions used to estimate fair value are as follows:
•	The carrying amount of cash, cash equivalents and other time deposits, including restricted amounts, approximates fair value due to the relatively short period to maturity of these instruments.

•	The carrying amount of the Company’s credit facilities approximates fair value based on the borrowing rates currently available to the Company for borrowings with similar terms and average maturities. The fair value of the 8 5/8% senior notes is based on trade prices of transactions at or prior to the year-end measurement date. The pricing of such trades may have been impacted by the limited trading of these notes.
The asset and (liability) amounts recorded on the balance sheets and the estimated fair values of financial instruments as of December 31, 2006 and 2005 consisted of the following (in thousands):

	Carrying Amount		Estimated Fair Value
	2006	2005	2006	2005
Cash, cash equivalents and other time deposits (including restricted amounts)	$100,607	$106,711	$100,607	$106,711
Debtor-in-possession financing	(161,357)	(151,997)	(161,357)	(151,997)
8 5/[8]% senior notes	(150,000)	(150,000)	(103,500)	(119,250)
(m) Claims and Insurance Reserves
The Company retains losses within certain limits through high deductibles or self-insured retentions. For certain risks, coverage for losses is provided by unrelated primary and reinsurance companies (“third-party insurance carriers”). The Company’s coverage is based on the date that a claim is incurred. Haul Insurance Limited, the Company’s captive insurance subsidiary, provides reinsurance coverage to certain of the Company’s third-party insurance carriers for certain types of losses for certain years within its insurance program, primarily insured workers’ compensation, automobile and general liability risks.
Claims and insurance reserves reflect the estimated cost of claims for workers’ compensation, cargo loss and damage, automobile and general liability, and products liability losses that are not covered by insurance. Amounts that the Company estimates will be paid within the next year have been classified as current in “accrued liabilities” in the consolidated balance sheet while the noncurrent portion is included in “other long-term liabilities.” Costs related to these reserves are included in the statement of operations in “insurance and claims” expense, except for workers’ compensation, which is included in “salaries, wages and fringe benefits.”
The Company utilizes third-party claims administrators, who work under management’s direction, and third-party actuarial valuations to assist in the determination of the majority of its claims and insurance reserves. The third-party claims administrators set claims reserves on a case-by-case basis. The third-party actuary utilizes the aggregate data from these reserves, along with historical paid and incurred amounts, to determine, by loss year, the projected ultimate cost of all claims reported and not yet reported, including potential adverse developments. The Company’s reserve for estimated retrospective premium adjustments for workers’ compensation losses in Canada is based on historical experience and the most recently available actual claims data provided by the Canadian government. The Company’s product liability claims reserves are set on a case-by-case basis by management in conjunction with legal counsel handling the claims, and include an estimate for claims incurred but not yet reported. The Company tracks cargo claims and records reserve amounts on a case-by-case basis. The reserve for cargo claims includes an estimate of incurred but not reported claims.
As part of its insurance programs, the Company is required to provide collateral to its third-party insurance carriers and various states for losses in respect of worker injuries, accident, theft and other loss claims. For this purpose, the Company utilizes letters of credit and/or cash, cash equivalents and other time deposits, classified as restricted in the consolidated balance sheet.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(n) Stock-Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)") using the modified prospective transition method under which compensation expense is recognized for any new stock options granted and for the unvested portion of outstanding stock options at the date of adoption of SFAS No. 123(R). The Company recognizes compensation expense on a straight-line basis over the vesting period. Compensation expense is adjusted for estimated forfeitures based on the Company’s historical experience. In accordance with the provisions of the modified prospective method, the financial statements of prior periods have not been restated.
For the years ended December 31, 2005 and 2004, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the market price of the underlying stock, on the date of grant, exceeded the exercise price of the stock option. SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company elected to continue to apply the intrinsic value-based method of accounting described above, and adopted only the disclosure requirements of SFAS No. 123 and the amended disclosure requirements of SFAS No. 148.
If the Company had applied the fair-value-based method prescribed by SFAS No. 123 prior to January 1, 2006, net loss and loss per common share would have been changed to the pro forma amounts presented below for the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	2005	2004
Reported net loss	$(125,724)	$(53,883)
Plus: stock-based employee compensation included in reported net loss	—	321
Less: stock-based employee compensation determined under the fair value method	(923)	(1,119)

Pro forma net loss	$(126,647)	$(54,681)

Loss per share:
As reported:
Basic and diluted	$(14.02)	$(6.15)
Pro forma:
Basic and diluted	$(14.12)	$(6.24)
There is no applicable tax expense on the stock-based employee compensation in the table above since the Company has valuation allowances against its deferred tax assets.
The grant-date fair value of the Company’s stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2005 and 2004:

	2005	2004
Dividend yield	0%	0%
Expected volatility	74%	72%
Risk-free interest rate	4.16% and 4.20%	3.56% and 4.39%
Expected holding period	7.85 years	7.85 years
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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company assesses the recoverability of deferred tax assets based on estimates of future taxable income and establishes a valuation allowance against its deferred tax assets if it believes that it is more likely than not that the deferred tax assets will not be recoverable.
(p) Pension and Other Benefit Plans
The Company has a defined benefit pension plan for management and office personnel in the U.S. The benefits are based on years of service and the employee’s compensation during the five years before retirement. However, employee participation in the plan has been frozen since 2002. No funding was provided to this plan during the years ended December 31, 2006 and 2005. The Company also has two defined benefit pension plans that are currently active for a specific terminal’s employees. The Pension Protection Act of 2006 (“PPA”) may impact the funding requirements for the Company’s pension plans beginning in 2008. Among other legislative changes, the PPA alters the manner in which liabilities and asset values are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to underfunded pension plans would be made. These changes could result in an increase in the funding requirements for the Company’s pension plans.
The Company sponsors a self-insured healthcare plan for substantially all U.S. employees. The amount of the Company’s obligation under this plan is measured based on the Company’s best estimate of claims costs incurred, including an estimate for claims incurred but not reported. The cost is recorded in salaries, wages and fringe benefits in the accompanying consolidated statement of operations.
The Company also sponsors postretirement plans that provide healthcare and other benefits for certain of its retired employees.
A substantial number of the Company’s employees are covered by union-sponsored, collectively bargained, multiemployer pension and health and welfare plans. Contributions to these plans are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of hours worked.
As more fully discussed in Note 16, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R), at December 31, 2006. Accordingly, the Company recognized the funded status of its defined benefit pension and other postretirement plans in its consolidated balance sheet at December 31, 2006.
(q) Earnings Per Share
SFAS No. 128, Earnings Per Share, requires presentation of basic and diluted earnings or loss per share. Basic earnings or loss per share is calculated by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the years presented. Diluted earnings or loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or if they resulted in the issuance of common stock. The following were excluded from the calculation of diluted earnings per share as the impact would have been antidilutive:
•	For the years ended December 31, 2006, 2005 and 2004, options to acquire 1,550,167, 1,572,667 and 1,588,667 shares of common stock, respectively; and

•	For the year ended December 31, 2004, 8,957 shares of unvested restricted stock.
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
(s) Guarantees and Indemnifications
Guarantees
The Company leases office space, certain terminal facilities, computer equipment, Rigs and other equipment under noncancelable and cancelable operating lease agreements, some of which provide guarantees to third parties. No accruals for guarantees were required at December 31, 2006 and 2005.
Indemnifications
The Company enters into agreements containing indemnification provisions with certain of its customers, suppliers, service providers, and business partners in the ordinary course of business. Under the indemnification provisions, subject to various limitations and qualifications, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities. The potential losses primarily relate to obligations that are insured under the Company’s insurance programs. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions and does not expect to incur any such costs at this time. No accruals for these indemnification provisions were considered necessary at December 31, 2006 and 2005.
In addition, the Company is obligated to indemnify its directors and officers who are, or were, serving at the Company’s request in such capacities, subject to the Company’s By-laws. The maximum potential amount of future payments that the Company could be required to make under the indemnification provisions of its By-laws is unlimited; however, the Company has Director and Officer insurance policies that, in most cases, would enable it to recover a portion of any future amounts paid. Historically, the Company has not incurred any costs to settle claims related to these indemnifications, and there were no claims outstanding at December 31, 2006. No accruals for these indemnification provisions were considered necessary at December 31, 2006 and 2005.
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
From time to time, the Company enters into futures contracts to manage the risk associated with changes in fuel prices. Gains and losses from fuel hedging contracts are recognized as part of fuel expense when the Company uses the underlying fuel being hedged. The Company does not enter into fuel hedging contracts for speculative purposes. During the years ended December 31, 2006, 2005, and 2004, the Company had no fuel hedging contracts or other derivative instruments that fall within the provisions of SFAS No. 133.
(u) Use of Estimates
The preparation of the consolidated financial statements requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and goodwill; valuation allowances for receivables and deferred income tax assets; self-

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
insurance reserves; liabilities subject to compromise, reorganization items and assets and obligations related to employee benefits. Actual results could differ materially from those estimates.
(v) Other Comprehensive Loss
Accumulated other comprehensive loss, net of income taxes of $1.9 million as of December 31, 2006 and 2005, consists of the following (in thousands):

	2006	2005
Foreign currency translation adjustment	$(156)	$(317)
Pension and other postretirement benefit plan adjustments	24,230	20,891

Accumulated other comprehensive loss	$24,074	$20,574

During the year ended December 31, 2005, the Company recorded net increases to its additional minimum pension liabilities of $19.1 million through other comprehensive loss. During the year ended December 31, 2006, the Company recorded decreases to its additional minimum pension liabilities of $20.2 million through other comprehensive loss. The incremental effect of adopting SFAS No. 158 at December 31, 2006 was to increase accumulated other comprehensive loss by $23.5 million.
The increase in the valuation allowance for deferred income taxes for the years ended December 31, 2006 and 2005 included $1.4 million and $7.7 million, respectively, related to increases in deferred tax assets through accumulated other comprehensive loss. During the year ended December 31, 2004, the Company recorded $990,000 of credits to other comprehensive income related to the reversal of the beginning of the year valuation allowance for deferred tax assets.
(w) Adoption of SEC Staff Accounting Bulletin No. 108
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to quantify misstatements using both the balance-sheet and the income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is determined to be material, SAB No. 108 allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings or accumulated deficit. The new guidance applies when uncorrected misstatements in a previous year affect the current year, either because misstatements carry over or reverse.
The Company was required to consider the provisions of SAB No. 108 in the preparation of its financial statements for the year ended December 31, 2006 and recorded a cumulative-effect adjustment to accumulated deficit as of January 1, 2006 of $1.5 million. The Company identified three uncorrected misstatements affecting the prior year financial statements that were not material to those statements individually, or in the aggregate, using the balance-sheet approach. However, the impact of correcting these misstatements was material to the financial statements for the year ended December 31, 2006 under the income- statement approach. Therefore, in accordance with SAB No. 108 the Company recorded the cumulative-effect adjustment as of January 1, 2006. The detail of the items included in the adjustment were as follows:
•	In 1994, in connection with the acquisition of Auto Haulaway, a Canadian company, the Company assumed the obligations of a postretirement benefit plan to provide certain retired employees with healthcare and life insurance benefits. The obligation of $810,000 as of January 1, 2006, related to this plan had not been reflected in the Company’s consolidated balance sheet.

•	The Company identified several uncertain tax positions during 2006 that did not meet the criteria under GAAP for recognition of the benefit. The estimated liability for tax, interest and penalties of $370,000 as of January 1, 2006 had not been reflected in the Company’s consolidated balance sheet.

•	A number of proofs of claim were filed against the Debtors by various creditors and security holders prior to the bar date set by the Bankruptcy Court. As part of the claims reconciliation process, the Debtors are reviewing these claims for validity. In reconciling proofs of claims submitted by creditors, the Company identified additional pre-petition liabilities of $296,000 during 2006 that had not been reflected in liabilities subject to compromise. As additional proofs of claim are reconciled, the Debtors may need to record additional liabilities subject to compromise. Such adjustments could have a material effect on the consolidated financial statements.
(3) Chapter 11 Proceedings
Summary of Proceedings
As disclosed in Note 1, on July 31, 2005, Allied Holdings, Inc. and substantially all of its subsidiaries filed voluntary petitions seeking protection under Chapter 11. The Chapter 11 filings were precipitated by various factors, including the decline in new vehicle production at certain of the Company’s major customers, rising fuel costs, historically high levels of debt, increasing wage and benefit obligations for the Company’s bargaining employees in the U.S. and the increase in non-union vehicle-hauling competition. The majority of our bargaining employees in the U.S. are covered by the National Master Automobile Transporters Agreement (“Master Agreement”) with the International Brotherhood of Teamsters (the “Teamsters” or “IBT”).
On April 6, 2007, the Bankruptcy Court approved the Disclosure Statement for the Joint Plan, filed by the Debtors, the Teamsters and Yucaipa, and authorized its use in connection with the solicitation of votes from those creditors and other parties in interest that were entitled to vote on a plan of reorganization. The Company received the votes needed, and the Joint Plan was confirmed by the Bankruptcy Court on May 18, 2007. The Joint Plan includes several conditions precedent to the effective date, including the closing and funding of exit financing.
On March 30, 2007, the Original DIP Facility was replaced by the New DIP Facility, which may be converted to an exit financing facility upon the Company’s emergence from Chapter 11. See Note 14 for additional discussion on the New DIP Facility.
The Disclosure Statement for the Joint Plan contemplates that the Company will continue to operate in substantially its current form, and contemplates the resolution of the outstanding claims against and interests in the Debtors pursuant to the Bankruptcy Code. Upon the effective date of the Joint Plan, the Debtors will be reorganized through, among other things, the consummation of the following transactions:
i)	Payment of the Original DIP Facility and funding of the exit financing, both of which have been facilitated by the New DIP Facility, subject to certain conditions;

ii)	Payment in cash, reinstatement, return of collateral or other treatment of other secured claims agreed between the holder of each such claim and Yucaipa;

iii)	Distribution of new common stock on a pro rata basis to the holders of allowed general unsecured claims;

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
iv)	Cancellation of the existing common stock interests in the Debtors (holders of equity interests would receive nothing under the Disclosure Statement for the Joint Plan); and

v)	Assumption of assumed contracts.
During the Chapter 11 Proceedings, actions by creditors to collect pre-petition indebtedness are stayed and other contractual obligations generally may not be enforced against the Debtors. As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. Executory contracts refer to contracts in which the obligations of both parties are unperformed. In this context “rejection” means that the Debtors are relieved from their obligations to perform further under the contract or lease but are subject to a potential claim for damages for the related breach. Any damages resulting from rejection are treated as general unsecured pre-petition claims during the Chapter 11 Proceedings. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with bankruptcy procedures. The Debtors have exercised their right to reject certain contracts and have included in liabilities subject to compromise their estimate of liabilities for damages under those contracts and leases that they have rejected. Ultimately, all of the Debtors’ contracts and leases will either be assumed or rejected. The Debtors had until the confirmation of the Joint Plan to assume or reject contracts and leases and cannot reasonably predict the ultimate liability that may result if others file claims for damages related to rejected contracts and leases. Such claims could result in additional liabilities subject to compromise.
Pre-petition claims that were contingent or unliquidated at the commencement of the Chapter 11 Proceedings are generally allowable against the debtor-in-possession in amounts fixed by the Bankruptcy Court. A contingent claim is one which is dependent on the occurrence of a certain event whereas an unliquidated claim is one in which the amount is uncertain. The bar date for creditors to file claims with the Bankruptcy Court was February 17, 2006, and the Company is in the process of reconciling these claims to its records. The rights of and ultimate payment by the Debtors under pre-petition obligations are subject to resolution under the Joint Plan.
In connection with the Chapter 11 Proceedings, the Bankruptcy Court granted the Debtors several “first day” orders that allowed the payment of certain pre-petition liabilities and enabled the Debtors generally to operate in the ordinary course of business. In addition, the Office of the United States Trustee appointed a committee of unsecured creditors (“Creditors Committee”). The Creditors Committee and its legal representatives had the right to be heard on all matters that came before the Bankruptcy Court, including the Joint Plan.
It is not possible to accurately predict the effect of the Chapter 11 Proceedings on the Company’s business. Its future results of operations will depend on the timely and successful implementation of the Joint Plan and no assurance can be provided that the Joint Plan will be consummated. The rights and claims of various creditors and security holders are determined by the Joint Plan under the priority plan established by the Bankruptcy Code.
The SEC has informed the Debtors of its intention to monitor the Chapter 11 Proceedings.
Credit Facilities
On August 2, 2005, using funds received from the Original DIP Facility, the Company paid in full the amounts due and payable under its pre-petition facility. As more fully discussed in Note 14, on March 30, 2007, the Original DIP Facility was replaced by the New DIP Facility. Funds under the New DIP Facility are available to help satisfy the Company’s working capital obligations during the remaining term of the Chapter 11 Proceedings, including

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payment under normal terms for goods and services provided after the Petition Date, payment of wages and benefits to active employees and retirees and other items approved by the Bankruptcy Court.
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
Liabilities Subject to Compromise
Liabilities subject to compromise include certain known liabilities incurred by the Debtors prior to the Petition Date. Liabilities subject to compromise exclude pre-petition claims for which the Debtors have received the Bankruptcy Court’s approval to pay, such as claims related to active employees and retirees, maintenance of insurance programs, cargo damage claims and claims related to certain critical service vendors. Liabilities subject to compromise are included at amounts expected to be allowed by the Bankruptcy Court and are subject to future adjustments that may result from negotiations, actions by the Bankruptcy Court, developments with respect to disputed claims or matters arising out of the proof of claims process whereby a creditor may provide proof of a valid claim and that claim differs from the amount that the Company has recorded.
A number of proofs of claim were filed against the Debtors by various creditors and security holders prior to the bar date set by the Bankruptcy Court. As part of the claims reconciliation process, the Debtors are reviewing these claims for validity. As claims are reconciled, the Debtors may need to record additional liabilities subject to compromise. Adjustments arising out of the claims reconciliation process could have a material effect on the consolidated financial statements.
The Company ceased the recording of interest on liabilities subject to compromise, primarily the Senior Notes as of the Petition Date. Contractual interest on the Senior Notes in excess of reported interest was $12.9 million and $5.4 million for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, contractual interest not accrued since the Petition Date was approximately $18.3 million, excluding any potential compound or default interest arising from events of default related to the Chapter 11 Proceedings.
Liabilities subject to compromise are as follows at December 31, 2006 and 2005 (in thousands):

	2006	2005
Accounts payable	$25,156	$24,922
Senior Notes	150,000	150,000
Accrued interest on Senior Notes	4,313	4,313
Multiemployer pension withdrawal liabilities	15,847	15,847
Accrued claims and insurance reserves	3,000	3,109
Other accrued liabilities	896	1,131

	$199,212	$199,322

Reorganization Items
Reorganization items are presented separately in the accompanying consolidated statements of operations and represent expenses identified as directly relating to the Chapter 11 Proceedings. These items are summarized below for the years ended December 31, 2006 and 2005 (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005
Legal and professional fees	$9,859	$5,153
Write-off of deferred financing costs	—	1,442
Provision for rejected executory contracts and leases	—	220
Employee retention plan	2,576	173
Other reorganization items	337	143

	$12,772	$7,131

Condensed Financial Statement Information of the Debtors and Non-debtors
As disclosed in Note 1, the Company’s captive insurance company, Haul Insurance Limited, as well as its subsidiaries in Mexico and Bermuda (the “Non-debtors”) were not among the subsidiaries that filed for Chapter 11. Presented below are condensed consolidating financial statement information of the Debtors and the Non-debtors:
Condensed Consolidating Balance Sheet Information
December 31, 2006
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Current assets	$78,646	$36,796	$21	$115,463
Intercompany receivables (payables)	16,953	(16,953)	—	—
Property and equipment, net	125,236	3,995	—	129,231
Goodwill, net	3,545	—	—	3,545
Investment in subsidiaries	18,931	6,220	(25,151)	—
Other assets	24,402	66,127	—	90,529

Total assets	$267,713	$96,185	$(25,130)	$338,768

Liabilities not subject to compromise:
Current liabilities	$237,603	$26,273	$(1,610)	$262,266
Other noncurrent liabilities	34,092	47,330	—	81,422
Liabilities subject to compromise	199,212	—	—	199,212
Stockholders’ (deficit) equity	(203,194)	22,582	(23,520)	(204,132)

Total liabilities and stockholders’ (deficit) equity	$267,713	$96,185	$(25,130)	$338,768

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet Information
December 31, 2005
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Current assets	$121,807	$41,261	$—	$163,068
Intercompany receivables (payables)	14,744	(14,744)	—	—
Property and equipment, net	120,212	3,692	—	123,904
Goodwill, net	3,545	—	—	3,545
Investment in subsidiaries	21,169	6,223	(27,392)	—
Other assets	22,366	70,233	—	92,599

Total assets	$303,843	$106,665	$(27,392)	$383,116

Liabilities not subject to compromise:
Current liabilities	$264,029	$28,245	$—	$292,274
Other noncurrent liabilities	26,920	51,967	—	78,887
Liabilities subject to compromise	199,322	—	—	199,322
Stockholders’ (deficit) equity	(186,428)	26,453	(27,392)	(187,367)

Total liabilities and stockholders’ (deficit) equity	$303,843	$106,665	$(27,392)	$383,116

Condensed Consolidating Statement of Operations Information
For the Year Ended December 31, 2006
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Revenues	$889,638	$5,561	$(1,362)	$893,837
Operating expenses	856,907	11,468	(1,362)	867,013

Operating income (loss)	32,731	(5,907)	—	26,824
Other (expense) income, net	(32,396)	4,383	2,025	(25,988)

(Loss) income before reorganization items and income taxes	335	(1,524)	2,025	836
Reorganization items	(12,772)	—	—	(12,772)

Loss before income taxes	(12,437)	(1,524)	2,025	(11,936)
Income tax benefit (expense)	112	(2,132)	1,631	(389)

Net loss	$(12,325)	$(3,656)	$3,656	$(12,325)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations Information
For the Year Ended December 31, 2005
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Revenues	$889,643	$41,413	$(38,122)	$892,934
Operating expenses	982,931	43,201	(38,122)	988,010

Operating loss	(93,288)	(1,788)	—	(95,076)
Other (expense) income, net	(37,326)	9,133	(6,156)	(34,349)

(Loss) income before reorganization items and income taxes	(130,614)	7,345	(6,156)	(129,425)
Reorganization items	(7,131)	—	—	(7,131)

(Loss) income before income taxes	(137,745)	7,345	(6,156)	(136,556)
Income tax benefit (expense)	12,021	(1,189)	—	10,832

Net (loss) income	$(125,724)	$6,156	$(6,156)	$(125,724)

Condensed Consolidating Statement of Cash Flows Information
For the Year Ended December 31, 2006
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Net cash provided by (used in):
Operating activities	$53,397	$(4,552)	$—	$48,845
Investing activities	(27,724)	3,331	—	(24,393)
Financing activities	(25,420)	—	—	(25,420)
Effect of exchange rate changes on cash and cash equivalents	(794)	(41)	—	(835)

Net change in cash and cash equivalents	(541)	(1,262)	—	(1,803)
Cash and cash equivalents at beginning of year	730	3,387	—	4,117

Cash and cash equivalents at end of year	$189	$2,125	$—	$2,314

Condensed Consolidating Statement of Cash Flows Information
For the Year Ended December 31, 2005
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Net cash provided by (used in):
Operating activities	$(56,614)	$21,667	$—	$(34,947)
Investing activities	(17,070)	(20,593)	—	(37,663)
Financing activities	74,186	—	—	74,186
Effect of exchange rate changes on cash and cash equivalents	25	—	—	25

Net change in cash and cash equivalents	527	1,074	—	1,601
Cash and cash equivalents at beginning of year	203	2,313	—	2,516

Cash and cash equivalents at end of year	$730	$3,387	$—	$4,117

(4) Recent Accounting Pronouncements

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of the benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. FIN 48 requires the evaluation of tax positions to be completed prior to assessing the need for a valuation allowance for deferred tax assets. Additional disclosure requirements of the Interpretation include a rollforward of unrecognized tax benefits, information regarding the uncertainty of unrecognized tax benefits, a description of all open tax years by jurisdiction and the accounting policy on the income statement classification of interest and penalties and amounts of each recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006 — January 1, 2007 for the Company. The cumulative-effect, if any, of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of accumulated deficit in the year ending December 31, 2007. The Company has not completed its evaluation of the impact of FIN 48 on its financial statements. Therefore, it has not quantified the amount of the adjustments, if any, that might be required.
In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 06-05, Accounting for Purchases of Life Insurance — Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No 85-4, Accounting for Purchases of Life Insurance. This consensus provides guidance regarding the accounting for life insurance policies purchased by entities. Based on the consensus, a policyholder should consider any additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Contractual limitations should be considered when determining the realizable amounts. Those amounts that are recoverable by the policyholder at the discretion of the insurance company should be excluded from the amount that could be realized. Fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy should be recognized at their present value. Any amount that is ultimately realized by the policyholder upon the assumed surrender of the final policy (or final certificate in a group policy) shall be included in the amount that could be realized under the insurance contract. This consensus is to be applied through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the balance sheet as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. This consensus is effective for fiscal years beginning after December 15, 2006. The Company has evaluated the impact of this consensus and does not expect it to have a material impact on its financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires expanded disclosures about fair-value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157 clarifies the definition of fair value. Specifically, this Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. This Statement also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and, for recurring fair-value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period. This Statement encourages entities to combine the fair value information disclosed under this Statement with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. SFAS No. 157 will be effective for the Company’s financial statements for the year ending December 31, 2008, and interim periods within 2008. However, if the Company implements fresh-start reporting pursuant to SOP 90-7 during 2007, the provisions of this Statement will be applied as of the date it implements fresh-start reporting. The provisions of this Statement should be applied prospectively, except for limited exceptions, in which case, it should be applied retrospectively. The Company has not determined whether the provisions of SFAS No. 157 will require any changes to its fair-value measurements after the effective date of the Statement. However, expanded disclosures of fair value will be required.
In October 2006, the FASB issued FASB Staff Position FAS 123(R)-5, an amendment of FASB Staff Position FAS 123(R)-1 and FASB Staff Position FAS 123(R)-6, Technical Corrections of FASB Statement No. 123(R). These FASB Staff Positions were effective for the Company’s financial statements beginning in the fourth quarter of 2006 and had no impact on its financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities, including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are to be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective at the beginning of fiscal years beginning on or after November 15, 2007. The Company has not yet decided whether it will elect the fair value option in 2008 nor has it determined the associated impact if it makes this election.
(5) Restricted Investments and Investment Income
There were no restricted investments as of December 31, 2006 or December 31, 2005 since during 2004, all of the Company’s investments, which consisted of federal, state, and municipal government obligations and corporate securities, were converted to cash, cash equivalents and other time deposits. The cost of securities sold was based on the specific identification method. Sales of securities for the year ended December 31, 2004 are summarized below (in thousands):

2004
Cash proceeds	$157,950
Gross realized gains.	120
Gross realized losses	(299)
Investment income consists of the following for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	2006	2005	2004
Interest and dividend income	$4,807	$2,813	$1,315
Realized losses	—	—	(179)

	$4,807	$2,813	$1,136

(6) Prepayments and Other Current Assets
Prepayments and other current assets consist of the following at December 31, 2006 and 2005 (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005
Prepaid insurance	$14,689	$50,185
Tires on tractors and trailers	2,360	2,245
Prepaid licenses	1,285	1,532
Short-term deposits with Pre-petition lenders	11	2,679
Prepaid taxes	1,065	1,163
Other	2,053	1,630

	$21,463	$59,434

In connection with the Company’s fleet analyses of tractors and trailers discussed in Note 7, during the years ended December 31, 2006, 2005 and 2004, the Company expensed $497,000, $158,000 and $1.1 million, respectively, relating to the tires on these units.
(7) Property and Equipment
Property and equipment consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Tractors and trailers	$423,899	$424,057
Buildings and facilities (including leasehold improvements)	45,360	45,191
Furniture, fixtures and equipment	44,286	44,066
Land	9,786	10,415
Service cars and equipment	4,513	4,477

	527,844	528,206
Less accumulated depreciation	(398,613)	(404,302)

	$129,231	$123,904

Depreciation expense was $29.3 million, $29.7 million and $42.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Of the amount reported as “Gain on disposal of operating assets, net” in the Company’s consolidated statement of operations for the year ended December 31, 2006, approximately $3.0 million relates to the sale of a portion of land located in Ontario, Canada previously owned by the Company’s Automotive Group. The sale was approved by the Bankruptcy Court and was completed on December 8, 2006. Gross proceeds of sale were approximately CDN$4.3 million.
The Company is continuing the remanufacturing program related to its tractors and trailers that began in 2002. Remanufacturing involves structural improvements and/or engine replacements to the tractors and trailers (together called “Rigs”) and is expected to increase the useful life of a Rig to approximately 15 years. The cost of these newly remanufactured assets is depreciated over an estimated useful life of 6 years using the straight-line method of depreciation. Total capital expenditures related to the remanufacturing program, including engine replacements, were approximately $21.6 million, $16.7 million and $11.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.
The Company utilizes primarily one company to remanufacture and supply certain parts needed to maintain a significant portion of its fleet of Rigs. While the Company believes that a limited number of other companies could provide comparable remanufacturing services and parts, a change in this service provider could cause a delay in and increase the cost of the remanufacturing process and the maintenance of its Rigs. Such delays and additional costs could adversely affect the Company’s operating results as well as its Rig remanufacturing and maintenance programs. While this and other manufacturers also produce non-specialized tractors, the Company has not determined the impact on its equipment and operating costs should the specialized tractors not be available in the future.
During 2006, the Company performed an analysis of the fleet of tractors and trailers and determined that a total of 298 tractors and 302 trailers would not be remanufactured and would be sold for scrap value. As a result, the Company revised the estimated useful lives of these tractors and trailers and recorded depreciation expense of approximately $1.8 million to record these assets at estimated scrap value. During 2005, the Company performed a similar analysis of the fleet of tractors and trailers and determined that a total of 128 tractors and 76 trailers would not be remanufactured and would be sold for scrap value. As a result, the Company revised the estimated useful

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lives of these assets and recorded depreciation expense of approximately $1.0 million to record these assets at estimated scrap value at December 31, 2005. The analysis performed in 2004 identified a total of 710 tractors and 834 trailers, which were temporarily idled and which would not have been remanufactured but would instead be sold for scrap value. As a result, the company revised the estimated useful lives of the assets and recorded depreciation expense of approximately $4.2 million to record these assets at scrap value at December 31, 2004.
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
As a result of circumstances affecting Allied Automotive Group that culminated at the end of the second quarter of 2005, the Company reassessed its goodwill for impairment as of June 30, 2005. Allied Automotive Group was adversely affected by the actual and forecasted reduction of Original Equipment Manufacturer (“OEM”) production of automobiles in 2005. Accordingly, the Company revised its forecasts downward in the second quarter of 2005 from those used to perform its annual impairment test as of October 1, 2004. The Company’s deteriorating financial performance combined with its lenders’ reaction to its revised forecasts resulted in the need to execute amendments to its pre-petition facility on a weekly basis to address its borrowing capacity and various covenant violations during the second quarter of 2005. The assessment resulted in an impairment loss of $79.2 million and represented the entire carrying amount of goodwill for this reporting unit, since the estimated fair value of this reporting unit’s goodwill was determined to be zero. To determine the fair value of the reporting unit, management considered available information including market values of securities, appraisals of the Automotive Group’s long-term tangible assets and discounted cash flows from the Company’s revised forecasts.
The annual review of the Axis reporting unit goodwill was completed as of October 1, 2006 and 2005. No impairment was identified.
With respect to the year ended December 31, 2004, the Company completed its annual review for impairment of goodwill during the fourth quarter of 2004. No impairment was identified with respect to Allied Automotive Group. However, the analysis resulted in an impairment loss of $8.3 million related to the Axis Group. The fair value of goodwill, which was used to measure the amount of impairment to be recognized, was derived using discounted cash flow analyses. During the year ended December 31, 2004, Axis experienced a decline in operating performance compared to prior years. As a result of this decline and management’s analysis of trends in operational metrics, the Company lowered the projected future operating cash flows for the Axis Group. This was the primary contributing factor that resulted in the impairment loss of $8.3 million for the year ended December 31, 2004.
The discounted cash flow analyses involved estimates and assumptions by management regarding future sales volume, prices, inflation, expenses and capital spending, discount rates, exchange rates, tax rates and other factors. The assumptions used in these discounted cash flow analyses were consistent with the assumptions that were used for internal planning. Impairment losses are reflected as “impairment of goodwill” in the accompanying consolidated statement of operations.
The following table summarizes the activity in the carrying amount of goodwill by reporting unit for the year ended December 31, 2005 (in thousands):

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

There was no activity for the year ended December 31, 2006.
The table below provides a summary of the carrying and unamortized amounts relating to the Company’s other intangible assets as of December 31, 2006 and 2005 which are included in other noncurrent assets (in thousands):

	2006	2005
Gross carrying amount	$1,333	$1,504
Accumulated amortization	(1,067)	(1,040)

Unamortized balances	$266	$464

The intangibles are being amortized over the estimated useful life of ten years. Amortization expense for these intangible assets was approximately $150,000 for each of the years ended December 31, 2006, 2005 and 2004 and the Company currently expects amortization expense to be approximately $150,000 for the year ending December 31, 2007 and $116,000 for the year ending December 31, 2008.
(9) Other Noncurrent Assets
Other noncurrent assets consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Deposits with insurance companies	$10,547	$5,100
Interest in split-dollar life insurance policies.	5,973	6,181
Other deposits	2,336	2,503
Tires on tractors and trailers	2,950	2,619
Overfunded pension plans	2,473	—
Deferred financing costs	124	5,595
Other	269	837

	$24,672	$22,835

Deferred financing costs and the related accumulated amortization are shown below as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Cost	$345	$7,646
Accumulated amortization	(221)	(2,051)

Net	$124	$5,595

The deferred financing costs at December 31, 2006 and December 31, 2005 represent costs related to the debtor-in-possession financing discussed in Note 11. The deferred financing costs at December 31, 2006 relate to the fifth amendment to the debtor-in-possession financing. As disclosed in Note 2, deferred financing costs at December 31, 2005 were fully amortized as interest expense as of May 18, 2006.
The Chapter 11 filing on July 31, 2005 constituted an event of default under the Senior Notes. Accordingly, during the third quarter of 2005, the Company wrote off to reorganization items the related deferred financing costs of $1.4 million. Further, based on the financial reports delivered to the lenders under the pre-petition facility on July 29, 2005, the Company was in violation of one of the financial covenants in its pre-petition facility at June 30, 2005. As a result, during the second quarter of 2005, the Company wrote off the related deferred financing costs of $4.9 million, which is included in interest expense.
Charges relating to the amortization and write-off of deferred financing costs were $5.8 million, $10.0 million and $2.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. The charges for the year ended December 31, 2005 include the $4.9 million write-off related to the pre-petition facility and the $1.4 million write-off related to the Senior Notes. These charges are included in interest expense, except for the $1.4 million related to the Senior Notes, which are included in reorganization items.
(10) Equity in Joint Ventures and Other Income (Expenses)
The amount of $834,000 reported as “other, net” in the consolidated statement of operations for the year ended December 31, 2005 represents the gain on sale of the Company’s interest in Kar-Tainer International, LLC and Kar-

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tainer Int’l (Pty) Ltd. These subsidiaries were owned by the Axis Group and were sold for $2 million in October 2005. Included in “other, net” in the statement of operations for the year ended December 31, 2004 is $191,000 related to the write off of the equity of the Company’s last remaining joint venture. Accordingly, there were no equity investments in joint ventures included in the consolidated balance sheets as of December 31, 2006 and 2005. No equity in earnings from joint ventures is included in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004.
(11) Accounts and Notes Payable and Accrued Liabilities
The Company enters into notes payable with third parties for insurance financing arrangements. Outstanding notes payable for insurance financing arrangements as of December 31, 2006 and 2005 were $5.4 million and $33.4 million, respectively, and are included in accounts and notes payable in the consolidated balance sheets. The notes outstanding at December 31, 2006 bear interest at rates ranging between 7.99% and 8.38% and are due in monthly installments, over a period of less than one year. The weighted-average interest rate on amounts outstanding at December 31, 2006 was 8.15%.
Accrued liabilities consists of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Wages and benefits	$27,272	$30,748
Claims and insurance reserves	38,786	39,602
Accrued interest	738	3,761
Accrued taxes	3,797	4,017
Purchased transportation	2,723	3,563
Other	1,123	1,626

	$74,439	$83,317

The Company executed activities, as part of its turnaround initiatives, to achieve significant reductions in corporate overhead, improvements in personnel quality and increases in productivity. Targeted in these strategies were workforce reductions as well as additional efforts to decrease discretionary spending and eliminate certain fixed costs. As part of the initiative for a reduction in the workforce, during the years ended December 31, 2006, 2005 and 2004, severance was paid to approximately 14, 47 and 94 terminated corporate and field employees. The following table summarizes the activity in the accrual for termination benefits for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Beginning balance	$459	$434	$808
Additions to reserve charged to salaries, wages, and fringe benefits	74	1,116	1,670
Cash payments	(173)	(1,091)	(2,044)

Ending balance	$360	$459	$434

Approximately $360,000 of the accrual for termination benefits is included in liabilities subject to compromise at December 31, 2006 and 2005. The remainder at December 31, 2005 was included in accrued liabilities — wages and benefits above and was paid during 2006.
(12) Claims and Insurance Reserves
For the claim year ended December 31, 2006, the Company retains liability for U.S. automobile liability claims for the first $1 million per occurrence with no aggregate limit. Claim amounts in excess of $1 million per occurrence are covered by excess insurance. In Canada, the Company retains liability up to CDN $500,000 for each auto liability claim, with no aggregate limit. Claim amounts in excess of CDN $500,000 are covered by excess insurance.
For claim year ended December 31, 2005 and 2004, the Company has three layers of coverage for automobile claims in the U.S. as follows:
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
For claim years ended December 31, 2005 and 2004, the Company also has three layers of coverage for automobile claims in Canada as follows:
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
For the claim years 2006, 2005 and 2004, the Company retains liability of up to $250,000 for each cargo damage claim in the U.S. and up to CDN $250,000 for each cargo damage claim in Canada. There is no aggregate limit. Claim amounts in excess of these amounts are covered by excess insurance.
For certain of its operating subsidiaries, the Company is qualified to self-insure against losses relating to workers’ compensation claims in the states of Florida, Georgia, Missouri and Ohio. For these states, the Company retains respective liabilities of $400,000, $500,000, $500,000 and $350,000, per occurrence. Claim amounts in excess of these amounts are covered by excess insurance.
In those states where the Company is insured for workers’ compensation claims, the majority of the risk in 2006 is covered by a fully insured program with no deductible. For the 2005 and 2004 claim years, the Company’s captive insurance subsidiary provided insurance coverage for the majority of it’s workers’ compensation losses and the deductible was $650,000 per claim. Claims in excess of that amount are covered by excess insurance.
Claims and insurance reserves are adjusted periodically, as claims develop, to reflect changes in actuarial estimates based on actual experience. During 2006, the estimated ultimate amount of claims from prior years increased approximately $8.0 million or $0.89 per share. During 2005, the estimated ultimate amount of claims from prior years increased approximately $3.2 million or $0.36 per share. During 2004, the estimated ultimate amount of claims from prior years increased approximately $5.4 million or $0.62 per share.
Workers’ compensation losses in Canada are covered by government insurance programs to which the Company makes premium payments. In certain provinces, the Company is also subject to retrospective premium adjustments based on actual claims losses compared to expected losses. The Company’s reserves include an estimate of retrospective adjustments based on historical experience and the most recently available actual claims data provided by the government. During 2006, the estimate for adjustments for prior years was reduced by approximately $1.5 million or $0.17 per share.
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
The amounts recognized in the consolidated balance sheets as of December 31, 2006 and 2005 represent the undiscounted estimated ultimate amount of claims, net of payments, and are reflected as follows (in thousands):

	2006	2005
Accrued liabilities — current	$38,786	$39,602
Other long-term liabilities — noncurrent	64,307	70,040

	103,093	109,642
Liabilities subject to compromise	3,000	3,109

Total liability included in the consolidated balance sheets	$106,093	$112,751

Expected payouts of the aggregate amount of claims, excluding liabilities subject to compromise for which the timing of expected payouts cannot be estimated, are as follows at December 31, 2006 (in thousands):

2007	$38,786
2008	17,213
2009	10,845
2010	7,372
2011	5,119
2012 and thereafter	23,758

$103,093

The majority of the Company’s pre-petition liabilities related to insurance and claims are not classified as liabilities subject to compromise since the Company received the Bankruptcy Court’s approval to maintain its existing insurance programs. Pre-petition liabilities classified as subject to compromise represent reserves for product liability claims only.
Management believes adequate provision has been made for all incurred claims, including those not reported. Favorable or unfavorable developments subsequent to December 31, 2006 could have a material impact on the consolidated financial statements.
(13) Lease Commitments
The Company leases office space, certain terminal facilities, tractors and trailers, computer equipment and other equipment under noncancelable operating lease agreements that, as of December 31, 2006, expire at various times through 2018. Rental expense under noncancelable leases was approximately $13.4 million, $14.3 million and $14.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.
Included in the noncancelable leases discussed above are operating lease commitments for approximately 315 Rigs. The original lease terms relating to these operating lease commitments range between five and seven years. However, during 2006 and 2005, the Company amended certain of these lease agreements to extend them for an additional year. These operating leases expire between 2007 and 2010 and contain residual guarantees of up to 25% of the original cost of the Rigs. The residual value guarantees were included in the calculations performed to determine the proper classification of the leases. No accruals for these guarantees were considered necessary at December 31, 2006.
The Company also leases certain terminal facilities under cancelable leases. The total rental expense under cancelable building and equipment leases was approximately $2.1 million, $2.6 million and $2.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.
In addition, the Company has sublease agreements with third parties for portions of one leased building. The subleases expire in 2007. Total sublease income earned during the years ended December 31, 2006, 2005, and 2004 was approximately $0.4 million, $0.4 million and $0.8 million, respectively.
Future minimum lease commitments and related sublease income for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows as of December 31, 2006 (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Sublease
	Commitments	Income
2007	$10,043	$465
2008	4,408	—
2009	2,845	—
2010	807	—
2011	338	—
Thereafter	526	—

Total	$18,967	$465

During 2006, the Company subleased certain space in its home office headquarters in Decatur, Georgia to an entity in which Robert J. Rutland, Chairman of the Board of Directors, has an equity ownership of approximately one-third. The Company believes that the rental rate charged to this entity is the fair market rate for the space based upon rental rates paid for comparable space in the area. In connection with this sublease, the Company recorded sublease income of approximately $28,000 during 2006.
(14) Debt
The Company’s debt consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Current liabilities not subject to compromise:
Original DIP Revolver	$45,005	$51,997
Original DIP Facility — Term Loan A	20,000	20,000
Original DIP Facility — Term Loan B	85,709	80,000
Original DIP Facility — Term Loan C	10,643	—

	$161,357	$151,997

Liabilities subject to compromise:
Senior Notes	$150,000	$150,000

Credit Facilities
In connection with the Chapter 11 Proceedings, on August 1, 2005, the Company entered into the Original DIP Facility for debtor-in-possession financing of up to $230 million. General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc. served as agents for the lenders. The Original DIP Facility initially provided for aggregate financing of up to $230 million comprised of (i) a $130 million revolving credit facility (“Original DIP Revolver”), which included a swing-line credit commitment of $10 million and up to $75 million in letters of credit, (ii) a $20 million term loan (“Original DIP Facility Term Loan A”) and (iii) an $80 million term loan (“Original DIP Facility Term Loan B”). The Original DIP Revolver bore interest at an annual rate, at the Company’s option, of either an annual index rate (based on the greater of the base rate on corporate loans as published from time to time in The Wall Street Journal or the federal funds rate plus 0.50%) plus 2.00%, or LIBOR plus 3.00%. In addition, the Company was charged a letter of credit fee under the Original DIP Revolver payable monthly at a rate per annum equal to 2.75% times the amount of all outstanding letters of credit under the Original DIP Revolver. There was also a fee of 0.5% on the unused portion of the Original DIP Revolver.
During 2006, the Company continued to be impacted by liquidity constraints and violated various covenants included in the Original DIP Facility. These violations required the Company to enter into certain forbearance agreements and amendments. On June 30, 2006, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Original DIP Facility to provide $30 million of additional availability through a new term loan (“Original DIP Facility Term Loan C”). The Original DIP Facility Term Loan C bore interest at an annual rate of LIBOR plus 9.5%, payable at the Company’s option in cash each month or in kind by addition to principal on a monthly basis, with interest compounded on a monthly basis. The Fifth Amendment had provided the Company with additional availability by allowing the payment of interest in kind on Original DIP Facility Term Loan B by addition to principal on a monthly basis. Accordingly, subsequent to the Fifth Amendment, the Original DIP Facility provided for debtor in possession financing of up to $260 million plus interest paid in kind. During 2006, the Company paid interest in kind by addition to principal of approximately $6.3 million. Of the $6.3 million interest

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
paid in kind, $5.7 million was added to Original DIP Facility Term Loan B and $0.6 million was added to Original DIP Facility Term Loan C. Further, the Fifth Amendment reduced the interest rate on Original DIP Facility Term Loan B from LIBOR plus 9.5% to LIBOR plus 8.5%. The interest rate on Original DIP Facility Term Loan A remained unchanged at an annual rate of LIBOR plus 5.5%. As of December 31, 2006, the interest rates on the Original DIP Revolver, Original DIP Facility Term Loan A, Original DIP Facility Term Loan B and Original DIP Facility Term Loan C were 9.14%, 10.85%, 13.85% and 14.85%, respectively. The Original DIP Revolver was scheduled to mature on March 30, 2007 and the term loans included in the Original DIP Facility were scheduled to mature on June 30, 2007.
On March 30, 2007, the Company entered into a New DIP Facility arranged by an affiliate of Goldman Sachs & Co., which provides financing of up to $315 million. The New DIP Facility, which was amended in April 2007 replaced the Original DIP Facility and subject to satisfaction of certain conditions, the New DIP Facility may be converted to a senior secured credit facility upon the Company’s emergence from Chapter 11. To the extent that the New DIP Facility is converted to a post-bankruptcy senior secured credit facility, such facility will mature five years after the effective date of the Joint Plan. If the conditions for conversion of the New DIP Facility are not satisfied or if the Company does not exercise its option to convert the New DIP Facility to a post-bankruptcy secured credit facility upon successful emergence from bankruptcy, the New DIP Facility will mature on the earlier of (i) September 30, 2007 and (ii) the effective date of the Joint Plan or the Company’s emergence from Chapter 11. The New DIP Facility includes a $230 million secured term loan facility, a $50 million synthetic senior letter of credit facility and a $35 million senior secured revolving credit facility (“New Revolver”), which includes a swing-line credit commitment of $10 million. Proceeds from the New DIP Facility of $205 million at March 30, 2007 were used to repay all amounts outstanding under the Original DIP Facility and associated fees, and to provide additional liquidity for working capital needs. In connection with the termination of the Original DIP Facility and the funding of the New DIP Facility, the Company paid fees of approximately $9.4 million, $1.3 million of which related to termination of the Original DIP Facility and $8.1 million of which related to the New DIP Facility. The fees relating to the Original DIP Facility will be expensed during the first quarter of 2007 as part of the extinguishment of debt while the fees relating to the New DIP Facility will be deferred and amortized through September 30, 2007.
The interest rates on the term loans in the New DIP Facility may vary based on either the Base Rate plus 2.50%, or Adjusted Eurodollar Rate plus 3.50%. The interest rate on the New Revolver may vary based on either the Base Rate plus 1% or Adjusted Eurodollar rate plus 2%. The swing line loans bear interest at the Base Rate plus 1.0%. Base Rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. The Adjusted Eurodollar Rate means any Eurodollar rate Loan adjusted for any reserve requirement as regulations may be issued from time to time by the Board of Governors of the Federal Reserve System. In addition, the Company will be charged a participation fee pursuant to the letter of credit facility equal to approximately 3.80% per annum of the amount of the synthetic letter of credit facility plus a fronting fee of 0.55% of the average daily maximum amount available to be drawn under letters of credit issued under the synthetic letter of credit facility. The Company also will be obligated to pay a commitment fee equal to 0.375% per annum times the daily average undrawn portion of the New Revolver and a commitment fee of 1.75% per annum times the daily average undrawn portion of the term loan facility.
The New DIP Facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and anti-hoarding of cash. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on its capital stock. The financial covenants included in the New DIP Facility limit the amount of annual capital expenditures, set forth a maximum total leverage ratio for the Company and minimum interest coverage ratio, and require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the New DIP Facility requires mandatory prepayment with the net cash proceeds from certain asset sales, equity offerings, and any insurance proceeds received by the Company.
The New DIP Facility includes customary events of default including events of default related to (i) failure to make payments when due under the New DIP Facility, (ii) failure to comply with the financial covenants set forth in the New DIP Facility, (iii) defaults under other agreements or instruments of indebtedness, (iv) the conversion of the Chapter 11 Cases to a chapter 7 case or appointment of a Chapter 11 trustee with enlarged powers, (v) the granting of certain other super-priority administrative expense claims or non-permitted liens or the invalidity of liens securing

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the New DIP Facility, (vi) the stay, amendment or reversal of the Bankruptcy Court orders approving the New DIP Facility, (vii) the confirmation of a plan of reorganization or entry of a dismissal order which does not provide for payment in full of the New DIP Facility, or (viii) the granting of relief from the automatic stay to holders of security interests in assets of the Company with a book value in excess of $1 million that would have a material adverse effect on the Company or (ix) following emergence from bankruptcy, the failure of Yucaipa American Alliance Fund I, L.P. and Yucaipa American Alliance (Parallel) Fund I, L.P. to elect a majority of the board of directors of the Company.
Obligations under the New DIP Facility are secured by 100% of the capital stock of the Company’s domestic and Canadian subsidiaries, 65% of the capital stock of the Company’s direct foreign subsidiaries, all of the Company’s current and after-acquired personal and real property and all intercompany debt.
The obligations under the New DIP Facility are entitled to super-priority administrative expense claim status under the Bankruptcy Code. The New DIP Facility will generally permit the ordinary course payment of professionals and administrative expenses prior to the occurrence of an event of default under the New DIP Facility or a default under the Bankruptcy Court orders approving the New DIP Facility.
As of May 3, 2007, the Company had approximately $35 million of New Revolver loans available. Approximately $41.6 million was committed under letters of credit primarily related to the settlement of insurance claims, $205 million in term loans were outstanding and approximately $25 million in term loans was available.
Canadian Revolving Credit Facility
The Company’s subsidiary, Allied Systems (Canada) Company, also has a $2.5 million revolving credit facility with a bank in Canada (the “Canadian Revolver”) for use in its Canadian operations. The Canadian Revolver bears interest at the bank’s prime lending rate plus 0.5% and is secured by a letter of credit of $2.6 million, which is included in the $41.6 million of outstanding letters of credit discussed in the paragraph above.
Rig Financing
Subsequent to December 31, 2006, the Company entered into an agreement with Yucaipa pursuant to which Yucaipa will purchase the Blue Thunder Rigs, which will then be sold to the Company at cost. The Blue Thunder Rigs range between three to five years in age. The Rig Financing, provided by Yucaipa, was approved by the Bankruptcy Court on April 6, 2007. The maximum amount financed under the Rig Financing will not exceed $15 million and includes additional funds to retrofit and make any necessary repairs to the Blue Thunder Rigs, and to pay certain costs and expenses associated with the purchase, such as registration expenses. The notes under the Rig Financing bear interest at the three month LIBOR rate plus 4%, payable quarterly by addition to principal. In addition, at the option of Yucaipa, upon the Company’s successful emergence from Chapter 11, Yucaipa may convert the Rig Financing into additional equity of the Company. As of May 3, 2007 the Company had purchased 117 of these Rigs from Yucaipa at a cost of $8.9 million.
Pre-petition Facility
The pre-petition facility provided the Company with a $90 million revolving credit facility, a $100 million term loan, a $20 million term loan and a $25 million term loan. The $100 million term loan was payable in quarterly installments of principal and interest and the $25 million and $20 million term loans were payable in full at maturity, September 4, 2007, with monthly payments of interest.
The Chapter 11 filing on July 31, 2005 constituted an event of default under the pre-petition facility and as a result, all commitments from the Company’s lenders under the pre-petition facility were automatically terminated and all debt outstanding under the pre-petition facility became automatically due and payable. On August 2, 2005, using funds received from the Original DIP Facility, the Company repaid all obligations outstanding under the pre-petition facility, which included $24.6 million due under a revolving credit facility, $113.6 million in outstanding term loans and $7.0 million in related fees and interest which includes the premium of $1.9 million due for prepayment of the facility prior to maturity. Certain events of default occurred under the pre-petition facility during 2005 prior to the Chapter 11 filing.

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
Borrowings under the Senior Notes are general unsecured obligations of Allied Holdings, Inc. The Company’s obligations under the Senior Notes are guaranteed by substantially all of the subsidiaries of the Company (the “Guarantor Subsidiaries”). The guarantees are full and unconditional and there are no restrictions on the ability of the Guarantor Subsidiaries to make distributions to the Company. The Company owns 100% of the Guarantor Subsidiaries. The following companies (the “Nonguarantor Subsidiaries”) do not guarantee the Company’s obligations under the Senior Notes:
•	Haul Insurance Ltd. ;

•	Arrendadora de Equipo Para el Transporte de Automoviles, S. de R.L. de C.V. ;

•	Axis Logistica, S. de R.L. de C.V. ;

•	Axis Operadora Hermosillo;

•	Ace Operations, LLC.
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
(15) Other Long-Term Liabilities
Other long-term liabilities consists of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Claims and insurance reserves	$64,307	$70,040
Other	962	4,056

	$65,269	$74,096

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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contributions to the plan reflect benefits attributed to employees’ services. The Company’s funding policy is to contribute annually at a rate that is intended to fund past service benefits over a 30-year period. However, during the years ended December 31, 2006 and 2005, the Company did not fund past service benefits due to the Chapter 11 filing but it has met the minimum funding requirements.
The Company also provides certain healthcare and life insurance benefits for eligible U.S. employees who retired prior to July 1, 1993 and their dependents, and for certain U.S. employees participating in the 1999 voluntary early retirement plan. Generally, the healthcare plan pays a stated percentage of most medical expenses reduced for any deductibles and payments by government programs or other group coverage. During 2004, the Company began requiring participants to contribute to the monthly healthcare premiums. The life insurance plan pays a lump-sum death benefit based on the employee’s salary at retirement. The Company currently funds the cost of these premiums as they become due. Employees retiring after July 1, 1993 who are not participants in the 1999 voluntary early retirement plan are not entitled to any postretirement medical or life insurance benefits under this plan.
In 1997, in connection with the Ryder acquisition, the Company assumed the obligations of a postretirement benefit plan to provide retired employees with certain healthcare and life insurance benefits. Substantially all employees employed at the time of the acquisition and not covered by union-administered medical plans and who had retired as of September 30, 1997 were eligible for these benefits. Benefits were generally provided to qualified retirees under age 65 and eligible dependents. Employees retiring after September 30, 1997 are not entitled to any postretirement medical or life insurance benefits under this plan. Furthermore, in the acquisition, the Company assumed two defined benefit pension plans for employees at a certain terminal. Both plans are currently active. One of the plans provides a monthly benefit based on years of service upon retirement. The other plan provides benefits to eligible employees upon retirement based primarily on years of service and compensation levels at retirement.
In 1994, in connection with the acquisition of Auto Haulaway, a Canadian company, the Company assumed the obligations of a postretirement benefit plan to provide certain retired employees with healthcare and life insurance benefits. The benefits are provided in the form of insurance premium payments for life, medical and dental coverage. This plan has been frozen since July 1, 1995, and as a result no new retirees are being added to the plan. Prior to January 1, 2006, the obligation related to this plan was not reflected in the Company’s consolidated balance sheets. The Company recognized the obligation of $810,000 at January 1, 2006 as a cumulative-effect adjustment to accumulated deficit in accordance with SAB No. 108. The effect of initially recognizing the obligation in 2006 is included in the line “plan amendments and other” in the table below that describes the changes in the projected benefit obligation.
Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158 which required the Company to initially recognize the funded status of its defined benefit pension and other postretirement benefit plans in the December 31, 2006 consolidated balance sheet and provide certain disclosures as of December 31, 2006. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation. In accordance with the transition provisions of SFAS No. 158, the balance sheet was adjusted first by applying the provisions of SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, including amounts required to recognize any additional minimum pension liability, prior to applying the initial recognition provisions of SFAS No. 158. The balance sheet was then adjusted so that gains or losses and prior service costs that had not yet been recognized in expense were recognized as an adjustment of the ending balance of accumulated other comprehensive loss, net of tax.
Actuarial gains and losses and prior service costs or credits that arise in future periods that are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87 or SFAS No. 106 will be recognized as a component of other comprehensive income, net of tax. Amounts recognized in accumulated other comprehensive income, including the gains or losses and prior service costs or credits are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet for the year ending December 31, 2008. However, if the Company implements fresh-start reporting pursuant to SOP 90-7 during 2007, the measurement provisions of this Statement will be applied as of the fresh-start reporting date. The Company uses a measurement date of December 31 for the postretirement benefit plans and for the Allied Defined Benefit Pension Plan. With respect to the other two defined benefit pension plans, the Company uses a measurement date of September 30.
The adoption of SFAS No. 158 had no effect on the Company’s consolidated statements of operations for the years ended December 31, 2006. The incremental effects of applying SFAS No. 158 were as follows at December 31, 2006 (in thousands):

	Before		After
	Application of	SFAS No. 158	Application of
	SFAS No. 158	Adjustments	SFAS No. 158
Other noncurrent assets	$40,349	$(15,677)	$24,672
Total other assets	106,206	(15,677)	90,529
Postretirement benefits other than pensions	6,396	7,831	14,227
Total long-term liabilities	73,591	7,831	81,422
Accumulated other comprehensive loss, net of tax	566	23,508	24,074
Total stockholders’ deficit	180,624	23,508	204,132
The amounts included in accumulated other comprehensive loss at December 31, 2006, that have not been recognized in net periodic benefit costs are as follows (in thousands):

	Defined Benefit	Postretirement
	Pension Plans	Benefit Plans	Total
Net actuarial losses	$16,273	$12,257	$28,530
Net prior service cost (credits)	39	(3,459)	(3,420)

	$16,312	$8,798	$25,110

The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost for the year ending December 31, 2007 are as follows (in thousands):

	Defined Benefit	Postretirement
	Pension Plans	Benefit Plans	Total
Amortization of net actuarial losses	$1,299	$898	$2,197
Amortization of net prior service cost (credits)	48	(304)	(256)

	$1,347	$594	$1,941

The change in the projected benefit obligation of the defined benefit pension plans and the postretirement benefit plans consisted of the following for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Defined Pension Plans Benefit			Postretirement Benefit Plans
	2006	2005	2004	2006	2005	2004
Benefit obligation at beginning of year	$54,884	$52,942	$43,647	$12,503	$15,874	$8,610
Service cost	92	84	94	56	52	58
Interest cost	3,049	3,014	2,674	658	708	396
Plan amendments and other	—	—	—	810	—	(3,807)
Actuarial loss (gain)	114	2,086	9,216	2,691	(2,720)	11,920
Benefits paid	(3,007)	(3,242)	(2,689)	(1,154)	(1,411)	(1,303)

Benefit obligation at end of year	$55,132	$54,884	$52,942	$15,564	$12,503	$15,874

The accumulated benefit obligation for the defined benefit pension plans was the same as the projected benefit obligation at December 31, 2006, 2005 and 2004.
The change in plan assets of the defined benefit pension and postretirement benefit plans for the years ended December 31, 2006, 2005 and 2004 and funded status as of December 31, 2006, 2005 and 2004, consisted of the following (in thousands):
ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Defined Benefit			Postretirement Benefit
	Pension Plans			Plans
	2006	2005	2004	2006	2005	2004
Change in plan assets:
Fair value of plan assets at beginning of year	$51,761	$50,924	$44,836	$—	$—	$—
Actual return on plan assets	7,603	3,462	4,324	—	—	—
Employer contributions	350	617	4,453	1,236	1,411	1,303
Benefits paid	(3,007)	(3,242)	(2,689)	(1,236)	(1,411)	(1,303)

Fair value of plan assets at end of year	$56,707	$51,761	$50,924	$—	$—	$—

Reconciliation of funded status:
Funded status excess (deficiency)	$1,575	$(3,123)	$(2,018)	$(15,564)	$(12,503)	$(15,874)
Unrecognized actuarial loss	—	21,804	20,797	—	10,240	13,603
Unrecognized prior service cost (credits)	—	87	135	—	(3,785)	(4,111)
Additional minimum liability	—	(22,145)	(3,112)	—	—	—

Net asset (liability) recognized	$1,575	$(3,377)	$15,802	$(15,564)	$(6,048)	$(6,382)

Amounts recognized in the consolidated balance sheets consist of:
Noncurrent assets	$2,473	$—	$18,114	$—	$—	$—
Current liabilities	—	—	—	(1,337)	(1,400)	(1,300)
Long-term liabilities	(898)	(3,377)	(2,312)	(14,227)	(4,648)	(5,082)

	$1,575	$(3,377)	$15,802	$(15,564)	$(6,048)	$(6,382)

Pension and postretirement benefits expected to be paid for the next five years and the aggregate amounts expected to be paid for the five fiscal years thereafter are as follows (in thousands):

	Defined Benefit	Postretirement
	Pension Plans	Benefit Plans
2007	$2,572	$1,337
2008	2,660	1,310
2009	2,741	1,231
2010	2,927	1,168
2011	3,120	1,154
2012-2016	17,799	5,350
Prior to the adoption of SFAS No. 158 as of December 31, 2006, SFAS No. 87 required that the Company recognize an additional minimum pension liability for the amount, if any, by which the accumulated benefit obligation exceeded the sum of the fair market value of plan assets and accrued amounts previously recorded. The additional liability could be offset by an intangible asset, to the extent of previously unrecognized prior service cost. During the year ended December 31, 2005, the Company recognized an additional minimum pension liability of $19.7 million for the Allied Defined Benefit Pension Plan. The prepaid pension asset at December 31, 2005 was $17.9 million. The increase for the additional liability was reported in other comprehensive loss, a component of stockholders’ deficit. An intangible asset related to prior service cost of the pension plans of approximately $370,000 and $480,000 was recorded as of December 31, 2005 and 2004, respectively, which was included in other noncurrent assets.
At December 31, 2006, the fair value of plan assets of the Allied Defined Benefit Pension Plan exceeded the accumulated benefit obligation by $2.1 million. Accordingly, the minimum pension liability of $19.7 million was eliminated. In addition, the additional minimum pension liability for one of the other pension plans was reduced by $0.5 million. The combined $20.2 million was reported in other comprehensive loss for 2006.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2006, the Company had two defined benefit plans in which the fair values of plan assets exceeded the benefit obligation. The aggregate fair value of the plan assets and the aggregate benefit obligation were $51.4 million and $48.9 million, respectively. At December 31, 2005, the Company had one defined benefit plan in which the fair value of plan assets exceeded the benefit obligation. The fair value of the plan assets and the benefit obligation were $2.2 million and $2.0 million, respectively.
At December 31, 2006, the Company had one defined benefit plan in which the fair value of the plan assets was less than the benefit obligation. The fair value of the plan assets and the benefit obligation were $5.3 million and $6.2 million, respectively. At December 31, 2005, the Company had two defined benefit plans in which the fair values of the plan assets were less than the benefit obligation. The aggregate fair value of the assets and the aggregate benefit obligation were $49.5 million and $52.9 million, respectively.
The following assumptions were used in determining the actuarial present value of the projected pension benefit obligation and postretirement benefit obligation at December 31, 2006 and 2005:

	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans
	2006	2005	2006	2005
Weighted-average discount rate	5.75%	5.50%	5.75%	5.50%
Weighted-average rate of compensation increase	N/A	N/A	N/A	N/A
In connection with the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”), the Company, in consultation with its actuaries, has determined that it provides retiree healthcare benefits that are at least actuarially equivalent to Medicare Part D. However, the impact of the Act is not considered to be significant with respect to the Company’s plans and was not incorporated into the Company’s December 31, 2005 measurement of its benefit obligations. The effects of the Act are incorporated into the measurement of the Company’s expense and benefit obligations for the year ended December 31, 2006.
The following assumptions were used in determining the net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004:

	Defined Benefit			Postretirement
	Pension Plans			Benefit Plans
	2006	2005	2004	2006	2005	2004
Weighted-average discount rate	5.50%	5.75%	6.25% and 6.00%	5.50%	5.75%	6.25%
Weighted-average expected long-term rate of return on assets.	8.00%	8.50%	8.50%	N/A	N/A	N/A
Weighted-average rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
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
The net periodic benefit cost recognized for the defined benefit pension plans and the postretirement benefit plans includes the following components for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Defined Benefit			Postretirement Benefit
	Pension Plans			Plans
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$92	$84	$94	$56	$52	$58
Interest cost	3,049	3,014	2,674	703	708	395
Expected return on plan assets	(4,056)	(4,250)	(3,719)	—	—	—
Amortization of unrecognized net actuarial loss	2,095	1,866	1,070	674	643	256
Amortization of prior service cost (credits)	48	48	48	(326)	(326)	(326)

Net periodic benefit cost	$1,228	$762	$167	$1,107	$1,077	$383

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the U.S. postretirement benefit plans, the weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., healthcare trend rate) for the health plans is 10.0% and 11.0% for participants prior to age 65 and after age 65, respectively, for 2006 grading to 5.5% over 3 years and 6 years, respectively. The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., healthcare trend rate) for the health plans is 7.0% and 9.0% for participants prior to age 65 and after age 65, respectively, for 2005 grading to 5.5% over 3 years and 6 years, respectively. A 1% change in the assumed trend rate would have the following effect at December 31, 2006 (in thousands):

	1% Increase	1% Decrease
Accumulated postretirement benefit obligation	$1,683	$(1,302)
Total of service and interest cost	108	(84)
The weighted-average asset allocation of the pension plans is as follows at December 31, 2006 and 2005:

	Target	Actual
	Allocations	Allocations
Asset Category	2006	2006	2005
Cash	0%	0.9%	0.7%
Fixed income	30	28.8	29.4
Core equity	35	35.8	41.0
Real estate investment trust	10	9.9	4.6
Small cap	15	14.6	14.2
International equity	10	10.0	10.1

Total	100%	100.0%	100.0%

The Company’s investment strategy for the plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to secure its obligation to pay benefits to qualifying participants while minimizing and stabilizing expense and contributions. The asset allocation for each plan is reviewed periodically for balancing of the asset mix within predetermined ranges by asset category. Risk is managed for each plan through these predetermined ranges by asset category, diversification of asset classes, periodic review of the investment policies and monitoring of fund managers for compliance with policies and performance as compared to a benchmark portfolio.
During 2007, the Company expects to contribute approximately $0.4 million to its defined benefit pension plans and $1.3 million to its postretirement benefit plans.
A substantial number of the Company’s employees are covered by union-sponsored, collectively bargained, multiemployer pension plans. The Company contributed and charged to expense approximately $42.9 million, $43.3 million and $40.8 million for the years ended December 31, 2006, 2005, and 2004, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and are generally based on the number of hours worked. In the event the Company reduces the level of participation in any of these plans, it could incur a withdrawal liability for a portion of the unfunded benefit obligation of the plan, if any. If a withdrawal were to occur, the liability would be the actuarially determined unfunded obligation based on factors at the time of withdrawal.
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
Two such claims totaling $15.8 million assert general unsecured claims for withdrawal liability on a noncontingent basis. While the Debtors have not validated these claims, the Company has determined that it is probable that a withdrawal had occurred in each case prior to the Petition Date and that the claim amounts asserted are reasonable estimates of the withdrawal liability. Accordingly, the amount of $15.8 million is included in liabilities subject to compromise as of December 31, 2006. A corresponding charge to salaries, wages, and fringe benefits was recorded during the year ended December 31, 2005.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Also, a substantial number of the Company’s employees are covered by union-sponsored, collectively bargained, multiemployer health and welfare benefit plans. The Company contributed and charged to expense approximately $40.6 million, $43.7 million and $46.5 million during the years ended December 31, 2006, 2005, and 2004, respectively, in connection with these plans. These required contributions are determined in accordance with the provisions of negotiated labor contracts.
(b) 401(k) Plan
The Company has a 401(k) plan covering all of its employees in the U.S. During 2006, 2005 and 2004, the Company made no contributions to the 401(k) plan. The Company’s discretionary contribution is based on the lower of 3% of each participant’s wage or $1,000 for the year for each nonbargaining participant in the plan. Administrative expenses for the 401(k) plan for the years ended December 31, 2006, 2005 and 2004 were paid by the plan.
(c) Employee Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “ESPP”) previously allowed eligible employees, as defined, the right to purchase its common stock on a quarterly basis at 85% of the lower of the fair market value on the first business day of the calendar quarter or on the last business day of the calendar quarter. The Company reserved 700,000 shares in 1998 and 350,000 shares in 2003 (a total of 1,050,000 shares) for issuance under the ESPP. Of the amount reserved for issuance, 850,731 shares were issued as of December 31, 2006 of which 61,176 and 102,681 shares were issued to employees during the years ended December 31, 2005 and 2004, respectively. None of these shares were issued to employees during the year ended December 31, 2006 since on June 21, 2005, the Company adopted an amendment to the Plan to immediately effect its suspension. The amendment to the Plan also eliminated the twelve calendar month holding period with respect to shares purchased under the Plan and also eliminated Plan restrictions on the transfer of shares outstanding or issued under the Plan. At December 31, 2006, 199,269 shares remained available for issuance under the ESPP.
(d) Long-term Incentive Plan
The Company has a long-term incentive plan which allows the issuance of grants or awards of incentive stock options, restricted stock, stock appreciation rights, performance units and performance shares to employees and directors of the Company to acquire up to 2,150,000 shares of the Company’s common stock. See additional disclosure at Note 20.
Subsequent to the Company’s Chapter 11 filing, the Compensation Committee of the Board of Directors (“the Committee”) recommended that the Company implement an employee retention plan to provide certain financial incentives aimed at retaining certain employees. The Allied Holdings, Inc. Amended Severance Pay and Retention and Emergence Bonus Plan for Key Employees was approved by the Bankruptcy Court on January 6, 2006 and includes three components: a severance component, a stay bonus component and a discretionary bonus component. The expense related to the stay bonus is being recognized in reorganization items over the estimated service period which, management determined to be between December 19, 2005 and sixty days after the estimated effective date of a confirmed plan of reorganization. During the years ended December 31, 2006 and 2005, the Company recognized expenses of $2.6 million and $173,000, respectively, related to the stay and discretionary bonus components. No expenses were recognized related to the severance portions of the employee retention plan for the years ended December 31, 2006 and 2005.
On April 30, 2007, the Board of Directors notified the Company’s Chief Executive Officer that his employment would be terminated on or about May 31, 2007. As a result, the Company paid Mr. Sawyer $1,050,000, the severance amount due to him under the Retention Plan, on or about May 8, 2007. This payment will be recognized as a reorganization item in the second quarter of 2007.
(17) Income Taxes
The loss before income taxes consisted of the following (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004
U.S.	$(9,708)	$(89,842)	$(16,188)
Foreign	(2,228)	(46,714)	(25,334)

Total loss before income taxes	$(11,936)	$(136,556)	$(41,522)

The following summarizes the components of the income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Current:
Federal	$—	$—	$—
State	(195)	372	(29)
Foreign	474	58	1,115
Deferred:
Federal	4	(10,203)	10,216
State	—	(1,059)	1,059
Foreign	106	—	—

Total income tax expense (benefit)	$389	$(10,832)	$12,361

The income tax expense (benefit) differs from the amounts computed by applying the federal statutory rate (35%) to the reported loss before income taxes due to the following (in thousands):

	2006	2005	2004
Benefit computed at the federal statutory rate	$(4,178)	$(47,795)	$(14,533)
Effects of:
State income taxes, net of federal income tax effects	(864)	(3,081)	(1,072)
Impairment of goodwill — tax basis differential	—	14,460	962
Nondeductible expenses	4,518	2,385	209
Valuation allowance	845	23,690	26,401
Other, net	68	(491)	394

Total income tax expense (benefit)	$389	$(10,832)	$12,361

The tax effect of significant temporary differences representing deferred tax assets and liabilities as of December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Deferred tax assets:
Tax carryforwards	$42,023	$43,303
Claims and insurance expense	38,139	39,770
Accrued compensation expense	3,609	2,129
Postretirement benefits	6,014	2,286
Pension liabilities	6,763	8,057
Other liabilities not currently deductible	881	1,152
Bad debt allowances	547	746
Other, net	2,517	2,553

Total deferred tax assets	100,493	99,996

Valuation allowance	(76,015)	(73,436)

Deferred tax liabilities:
Depreciation and amortization	(18,325)	(19,378)
Assets currently deductible	(5,946)	(6,955)
Other, net	(332)	(242)

Total deferred tax liabilities	(24,603)	(26,575)

Net deferred tax liabilities	$(125)	$(15)

The net changes in the valuation allowance for the years ended December 31, 2006, 2005 and 2004 were increases of $2.6 million, $31.4 million and $27.1 million, respectively.
The increase in the valuation allowance for the year ended December 31, 2006 includes $1.4 million and $0.5 million related to increases in deferred tax assets through accumulated other comprehensive loss and accumulated deficit, respectively, and a charge of $1.1 million related

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to the net loss recorded for the year ended December 31, 2006. Increases to accumulated other comprehensive loss during the year ended December 31, 2006, primarily related to defined benefit pension and postretirement plans, generated additional deferred tax assets of $1.4 million, for which the Company increased the valuation allowance through accumulated other comprehensive loss during the year. The cumulative-effect adjustment to adopt SAB No. 108 generated deferred tax assets of $0.5 million, for which the Company increased the valuation allowance as part of the cumulative-effect adjustment. The net loss for the year ended December 31, 2006, net of unfavorable permanent differences, generated additional deferred tax assets of approximately $1.1 million, for which the Company increased the valuation allowance during the year. In its evaluation of the need for a valuation allowance, the Company considers all sources of taxable income, including currently available tax-planning strategies, if any.
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
At December 31, 2006, the Company had U.S. federal net operating loss carryforwards of $81.5 million that expire between 2021 and 2026. Included in the federal loss carryforwards are the federal taxable losses related to the Company’s Canadian operations, whose income and losses are included in the U.S. tax return as well as in the Canadian tax returns. The net operating loss carryforwards for Canadian tax filing purposes total CDN $23.7 million, which expire between 2009 and 2015. The Company had federal capital loss carryforwards of $0.3 million that expire in 2009. In addition, $7.0 million of tax credit carryforwards are available to reduce future income taxes. Of the tax credit carryforwards, $6.3 million consists of foreign tax credits that expire between 2011 and 2016 and $0.7 million consists of alternative minimum tax credits that have no expiration.
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
(18) Commitments and Contingencies
(a) Effect of Chapter 11 Filings
As discussed in Note 1, on July 31, 2005, Allied Holdings, Inc. and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The Company’s Canadian subsidiaries are included among the subsidiaries that filed voluntary petitions seeking bankruptcy protection in the Bankruptcy Court and they also filed applications for creditor protection under the Companies Creditors’ Arrangement Act in Canada, which, like Chapter 11, allows for reorganization under the protection of the court system. The Company’s captive insurance company, Haul Insurance Limited, as well as its subsidiaries in Mexico and Bermuda are not included in the Chapter 11 filings.
As previously discussed, on April 6, 2007, the Bankruptcy Court approved the Disclosure Statement for the Joint Plan, filed by the Debtors, the Teamsters and Yucaipa, and authorized its use in connection with the solicitation of votes from those creditors and other parties in interest that are entitled to vote on a plan of reorganization. The Company received the votes needed, and the Bankruptcy Court confirmed the Joint Plan on May 18, 2007.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As debtors-in-possession, the Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the petition date, most pending litigation and pre-petition liabilities are stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover pre-petition claims against the Debtors. One exception to this stay of litigation is any action or proceeding by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the Chapter 11 Proceedings and, to the extent not resolved, will need to be addressed in the context of the Joint Plan. At this time, it is not possible to predict the outcome of the Chapter 11 Proceedings or its effect on the Company’s business or on outstanding legal proceedings.
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
(c) Letters of Credit
At December 31, 2006, the Company had agreements with third parties to whom it had issued $138.3 million of letters of credit primarily relating to settlement of insurance claims and reserves and support for a line of credit at one of the Company’s foreign subsidiaries. Of the $138.3 million, $40.0 million of these letters of credit were secured by available borrowings on the Original DIP Revolver and $98.3 million were issued by the Company’s wholly owned captive insurance subsidiary Haul Insurance Limited and are collateralized by $98.3 million of restricted cash, cash equivalents and other time deposits held by this subsidiary. The Company renews these letters of credit annually. The amount of letters of credit that the Company could issue under the Original DIP Revolver was based on eligible collateral and could not exceed $75.0 million. The Company had utilized $40.0 million of this availability at December 31, 2006. The remaining letter of credit availability under the Original DIP Revolver as of December 31, 2006 was $24.2 million.
(d) Litigation, Claims, and Assessments
The Company is involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business.
During 2003, the Company settled all outstanding litigation with Ryder System, Inc. (“Ryder”). As part of the settlement agreement with Ryder, the Company has issued a letter of credit in favor of Ryder and agreed to certain scheduled increases in the amount of the letter of credit. At December 31, 2006, the letter of credit totaled $7.5 million and is included in the $40.0 million of outstanding letters of credit noted in (c) above. The letter of credit total as of December 31, 2006 includes the previously-agreed increase of $1 million made for the first quarter of 2005. Ryder may only draw on the letter of credit if the Company fails to pay workers’ compensation and liability claims assumed by the Company in the Ryder Automotive Carrier Group acquisition. The Company has provided

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the letter of credit in favor of Ryder because Ryder has issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims assumed by the Company. Under the agreement with Ryder, an actuarial valuation will be performed periodically to determine the remaining amount outstanding of the workers’ compensation and liability claims that the Company assumed. Based on the results of the actuarial valuation, the letter of credit will be adjusted, as appropriate. As a result of the valuation completed on January 11, 2006, the letter of credit was reduced by $2.0 million on January 20, 2006. The letter of credit totals $7.5 million as of May 3, 2007.
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
(f) Purchase and Service Contract Commitments
In April 2001, the Company entered into a five-year commitment with IBM whereby IBM would provide the Company’s mainframe computer processing services. In December 2003, the Company and IBM amended the agreement. The amended agreement is a ten-year commitment which commenced in February 2004 for IBM to provide additional services to manage applications for the Company’s electronic data interchange, network services, technical services, and applications development and support. Payments for 2006, 2005 and 2004 were $12.0 million, $10.4 million and $10.6 million, respectively. The agreement includes outsourcing at prices defined within the agreement. The purchase commitment over the remaining life of the agreement totals $77.8 million as follows (in thousands):

2007	$10,658
2008	10,689
2009	10,849
2010	10,917
2011	11,067
2012 — 2014	23,619

$77,799

The commitment amount included above does not include a pre-petition obligation to IBM of $977,000 pursuant to this agreement since the timing and amount of the payment is uncertain. The amount is included in liabilities subject to compromise on the consolidated balance sheet.
(g) Collective Bargaining Agreements
Employees of the Company’s subsidiary, Allied Systems Ltd., which represents approximately 80% of the Company’s U.S. employees, are represented by the International Brotherhood of Teamsters Union in the U.S. A collective bargaining agreement, which covers the Company’s employees represented by the Teamsters, commenced on June 1, 2003 and will expire on May 31, 2008.
On March 8, 2006, certain of the Company’s subsidiaries including Allied Systems Ltd., made a proposal to the IBT for a new collective bargaining agreement regarding its employees in the U.S. represented by the Teamsters, by modifying the existing collective bargaining agreement, which expires on May 31, 2008. This agreement covers approximately 2,900 drivers as well as yard and shop personnel employed by the Automotive Group. The proposal sought to eliminate future increases to wages, health, welfare benefits and pension contributions as contemplated by the Master Agreement, sought to reduce wages and contribution levels regarding wages, health, welfare benefits and pension contributions and sought to modify certain operational procedures.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On February 2, 2007, the Debtors filed a motion, with the Bankruptcy Court, seeking approval to reject the Master Agreement with the Teamsters. The Company filed a consent order staying the motion on February 20, 2007 as a result of ongoing negotiations with the Teamsters. The Disclosure Statement for the Joint Plan incorporates modifications to the collective bargaining agreement with the Teamsters in the U.S. The proposed amendment, which has been ratified by the affected employees, is scheduled to take effect upon the effective date of the Joint Plan and our emergence from Chapter 11 and would be renewable three years from that date. Other significant terms of the agreement include:
•	Total U.S. wage concessions of 15%, limited to $35 million per year during the three-year duration of the agreement;

•	The elimination of future Teamster wage increases;

•	A wage freeze relating to the salaries of management and nonbargaining employees during the three-year duration of the agreement (with a few exceptions); and

•	Entitlement of the U.S. Teamsters to a portion of earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of the EBITDA projections included in the Disclosure Statement for the Joint Plan.
The modifications to the Master Agreement remain subject to various conditions, including the Company’s emergence from Chapter 11 under the Disclosure Statement for the Joint Plan and the appointment of a new CEO reasonably acceptable to the IBT prior to the Company’s emergence from Chapter 11.
As a result of a projected liquidity shortfall that was projected to occur during 2006 and pursuant to the conditions of the fourth amendment to the Original DIP Facility, on April 13, 2006 the Company filed a motion with the Bankruptcy Court requesting a 10% reduction in wages earned under the Master Agreement during the months of May and June 2006. The Bankruptcy Court granted this motion on May 1, 2006. The order granted by the Bankruptcy Court also allowed the Company to delay to July 1, 2006, wage and cost of living increases that were previously scheduled under the Master Agreement to go into effect on June 1, 2006.
The agreement with the Teamsters Union in Eastern Canada and the Company’s subsidiary, Allied Systems (Canada) Company was extended on November 20, 2005 for a twelve month period ending on October 31, 2006. This contract covers those drivers, mechanics and yard personnel that are represented by the Teamsters Union in the provinces of Ontario and Quebec, which represents approximately 70% of the Company’s Canadian bargaining employees. The Company had begun negotiations with the Teamsters Union in Canada regarding the collective bargaining agreement However, these negotiations have been postponed and are scheduled to recommence on the Company’s emergence from Chapter 11.
(19) Industry Segment and Geographic Information
In accordance with the requirements of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, the Company has identified two reportable segments through which it conducts its operating activities: the Allied Automotive Group and the Axis Group. These two segments reflect the internal reporting used by management to assess performance and allocate resources. Allied Automotive Group is engaged in the business of transporting automobiles, light trucks, and SUVs from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. The Axis Group is engaged in the business of securing and managing vehicle distribution services, automobile inspections, auction and yard management services, vehicle tracking, vehicle accessorization, and dealer preparatory services for the automotive industry. The accounting policies for each segment are the same as those described in Note 2. Except for the allocation of certain corporate overhead, the costs of operating each segment as well as the assets owned are primarily maintained and recorded directly within the respective segment.
Set forth below is certain financial information related to these two segments and corporate/other for 2006, 2005 and 2004 (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2006	2005	2004
Revenues — unaffiliated customers:
Allied Automotive Group	$864,576	$865,427	$869,507
Axis Group	29,261	27,507	25,706

Total	$893,837	$892,934	$895,213

Depreciation and amortization:
Allied Automotive Group	$27,225	$27,160	$38,596
Axis Group	1,397	1,609	1,938
Corporate/other	808	1,156	2,409

Total	$29,430	$29,925	$42,943

Operating income (loss):
Allied Automotive Group	$29,267	$(93,417)	$2,249
Axis Group	7,153	4,306	(5,410)
Corporate/other	(9,596)	(5,965)	(9,880)

Total	26,824	(95,076)	(13,041)
Reconciling items:
Interest expense	(30,160)	(39,410)	(31,355)
Investment income	4,807	2,813	1,136
Foreign exchange (losses) gains, net	(635)	1,414	1,929
Other, net	—	834	(191)

Loss before reorganization items and income taxes	836	(129,425)	(41,522)
Reorganization items	(12,772)	(7,131)	—

Loss before income taxes	$(11,936)	$(136,556)	$(41,522)

	December 31,
	2006	2005	2004
Total assets:
Allied Automotive Group	$201,040	$233,394	$274,228
Axis Group	23,532	22,141	19,690
Corporate/other	114,196	127,581	127,614

Total	$338,768	$383,116	$421,532

Capital expenditures:
Allied Automotive Group	$34,572	$17,789	$21,309
Axis Group	1,109	1,505	1,097
Corporate/other	165	111	136

Total	$35,846	$19,405	$22,542

During the year ended December 31, 2005, the Allied Automotive Group recorded a non-cash goodwill impairment charge of $79.2 million (See Note 8) and a $15.8 million charge for a withdrawal liability related to multiemployer pension plans to which the Company contributes (See Note 16).
During the year ended December 31, 2004, the Allied Automotive Group recorded a non-cash charge of $3.9 million related to the conclusion that the Company’s self-insurance reserves could no longer be discounted, wrote off $1.1 million of tires, revised estimated useful lives of property and equipment and recorded depreciation expense of $4.2 million. Also during 2004, goodwill on the Axis Group was reduced by $8.3 million for an impairment charge. A non-cash charge of $7.1 million related to no longer discounting insurance reserves was recorded in Corporate/other.
Geographic financial information for 2006, 2005, and 2004 are as follows (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2006	2005	2004
Revenues:
United States	$691,332	$716,469	$731,228
Canada	198,307	173,174	160,966
Other foreign operations	4,198	3,291	3,019

Total	$893,837	$892,934	$895,213

	December 31,
	2006	2005	2004
Long-lived assets:
United States	$93,805	$86,531	$94,395
Canada	31,431	33,681	38,014
Other foreign operations	3,995	3,692	3,226

Total	$129,231	$123,904	$135,635

Revenues are attributed to the respective countries based on the terminal that provides the service and long-lived assets consist of property and equipment.
Substantially all of the Company’s revenues and receivables are generated from the automotive industry. Set forth below is certain percentage data on Allied Automotive Group’s four largest customers:

	Years Ended December 31,
	2006	2005	2004
Revenues earned from Allied Automotive Group’s four largest customers:
General Motors Corporation	36%	34%	35%
Ford Motor Company	22%	23%	24%
DaimlerChrysler Corporation	14%	14%	14%
Toyota	8%	11%	9%

	80%	82%	82%

	December 31,
	2006	2005
Accounts receivable due from Allied Automotive Group’s four largest customers:
General Motors Corporation	28%	29%
Ford Motor Company	28%	22%
DaimlerChrysler Corporation	13%	15%
Toyota	8%	11%

	77%	77%

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
The agreements governing the Company’s New DIP Facility and its Senior Notes each contain covenants restricting the Company’s ability to pay dividends on its common stock (See Note 14). No cash dividends were declared or paid during the years ended December 31, 2006, 2005 and 2004.
During 2003, the Company reserved 225,000 shares of common stock under its 2003 Stock Issuance Plan pursuant to which, in August 2003, it awarded 250 shares of common stock to each of its full time nonbargaining U.S. employees, excluding those at the level of Senior Vice President and above. In addition, in August 2003, the Company agreed to award 250 shares of common stock to each full time nonbargaining employee in Canada as of August 1, 2003, excluding those at the level of Senior Vice President and above. The shares awarded to the U.S. and Canadian employees vested in August 2004 and totaled 147,250 shares, net of reductions for employee terminations. In connection with the shares granted, the Company recorded compensation expense of approximately $300,000 during the year ended December 31, 2004.
The Company also has a long-term incentive plan that has been approved by stockholders that allows for the issuance of grants or awards of nonqualified and incentive stock options, restricted stock, stock appreciation rights, performance units, and performance shares to employees and directors of the Company to acquire up to 2,150,000 shares of its common stock.
Prior to 2000, the Company granted restricted stock to certain of its employees. No restricted stock was granted during the years ended December 31, 2006, 2005, or 2004. During the year ended December 31, 2004, restricted shares totaling 4,195 were canceled. No shares were canceled during the years ended December 31, 2006 or 2005. Compensation expense was recorded net of forfeitures over the five-year vesting period of the restricted stock. In connection with the vesting of awards of restricted stock, the Company recorded compensation expense of approximately $100,000 for the year ended December 31, 2004. Common stock outstanding at December 31, 2006, 2005 and 2004 includes restricted stock of 114,286, 118,122 and 118,122, respectively.
The Company has also awarded nonqualified and incentive stock options under its long-term incentive plan. The vesting period for each award varies from a minimum of two years to a maximum of five years and each award vests ratably by year over the vesting period. All options expire ten years from the date of the grant if not previously exercised or forfeited. Under the Company’s incentive plan, it is authorized to issue nonqualified and incentive stock options to employees and non-employee directors to purchase a limited number of shares of the Company’s common stock, subsequent to the option’s vesting date, at a price not less than the fair market value of the shares on the date of grant. As of December 31, 2006, approximately 343,000 shares remained available for issuance out of the Company’s long-term incentive plan. Upon the issuance of stock options, shares are reserved under its long-term incentive plan, and upon stock option exercise, the Company issues new shares. Upon the consummation of a plan of reorganization, the rights and values of the Company’s current stock options could be modified significantly. As a result, the options could lose value, be rendered null and void, be replaced by new options or be otherwise impacted.
During the year ended December 31, 2006, the Company recorded stock-based compensation expense of approximately $536,000 in accordance with the provisions of SFAS No. 123(R), which increased its loss before income taxes and its net loss by $536,000. The impact on its basic and diluted loss per share for the year ended December 31, 2006 was an increase of $0.06 per share. The expense recorded represented compensation expense related to stock options that were unvested at the date of adoption of SFAS No. 123(R), based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. No new stock options were granted during the year ended December 31, 2006, and we do not expect to grant any stock options during the Chapter 11 Proceedings. The stock-based compensation expense recorded during the year ended December 31, 2006 is included in salaries, wages and fringe benefits in the consolidated statement of operations.
At December 31, 2006, unrecognized compensation expense associated with unvested stock options was approximately $251,000 which, subject to any modifications that may occur in future periods, will be recognized at $228,000 and $23,000 during the years ending December 31, 2007 and 2008, respectively. This amount of

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unrecognized compensation cost, the period of amortization and other parameters could be impacted by a plan of reorganization.
A summary of stock option activity for the year ended December 31, 2006 and certain stock option data as of December 31, 2006 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding as of December 31, 2005	1,572,667	$3.67
Granted	—	—
Forfeited or expired	(22,500)	$4.47
Exercised	—	—

Outstanding as of December 31, 2006	1,550,167	$3.66	5.51 years	—

Exercisable at year-end	1,367,835	$3.53	5.19 years	—

Vested and expected to vest at December 31, 2006	1,527,167	$3.65	5.47 years	—

The options had no intrinsic value at December 31, 2006, since the respective exercise price of all options exceeded the market value of a share of the Company’s common stock at December 31, 2006.
There were no stock option exercises during the years ended December 31, 2006 and 2005. The intrinsic value of options exercised during the year ended December 31, 2004 was approximately $308,000.
The per share weighted-average grant-date fair value of options granted during the years ended December 31, 2005 and 2004 was $3.07 and $4.65, respectively.
(21) Quarterly Financial Data (Unaudited)

	2006
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$240,828	$245,382	$202,151	$205,476
Operating income (loss)	4,097	17,613	(966)	6,080
Net (loss) income	(8,288)	6,285	(7,198)	(3,124)
Net (loss) income per share:
Basic and diluted	$(0.92)	$0.70	$(0.80)	$(0.35)
Average shares outstanding:
Basic and diluted	8,980	8,980	8,980	8,980

	2005
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$220,950	$232,554	$203,090	$236,340
Operating loss	(1,881)	(72,088)	(5,197)	(15,910)
Net loss	(10,058)	(75,050)	(15,996)	(24,620)
Net loss per share:
Basic and diluted	$(1.13)	$(8.36)	$(1.78)	$(2.74)
Average shares outstanding:
Basic and diluted	8,940	8,980	8,980	8,980

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the fourth quarter of 2006, the Company recorded a charge of approximately $4.7 million for the unfavorable development of claims from prior years and a gain of approximately $3.0 million related to the sale of a portion of land located in Ontario, Canada.
During the second quarter of 2005, Allied Automotive Group recorded a non-cash goodwill impairment charge of $79.2 million (See Note 8) and during the fourth quarter of 2005, a $15.8 million charge related to withdrawal liabilities related to multiemployer pension plans to which the Company contributes (See Note 16).
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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The supplemental consolidating balance sheet information as of December 31, 2006 is as follows (in thousands):
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
December 31, 2006
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$189	$2,125	$—	$2,314
Restricted cash, cash equivalents and other time deposits	—	—	32,436	—	32,436
Receivables, net of allowances	—	51,035	1,392		52,427
Inventories	—	4,916	—	—	4,916
Deferred income taxes	1,907	—	(21)	21	1,907
Prepayments and other current assets	867	19,731	865		21,463

Total current assets	2,774	75,871	36,797	21	115,463

Property and equipment, net of accumulated depreciation	3,140	122,096	3,995	—	129,231
Goodwill, net	—	3,545	—	—	3,545
Other assets:
Restricted cash, cash equivalents and other time deposits	—	—	65,857	—	65,857
Other noncurrent assets	8,279	16,125	268	—	24,672
Intercompany receivables (payables)	76,868	(76,868)	—	—	—
Investment in subsidiaries	(98,564)	5,954	—	92,610	—

Total other assets	(13,417)	(54,789)	66,125	92,610	90,529

Total assets	$(7,503)	$146,723	$106,917	$92,631	$338,768

Current liabilities not subject to compromise:
Debtor-in-possession credit facility	$161,357	$—	$—	$—	$161,357
Accounts and notes payable	3,269	23,039	56	—	26,364
Intercompany (receivables) payables	(133,318)	115,309	18,009	—	—
Accrued liabilities	5,825	44,120	26,104	(1,610)	74,439
Deferred income taxes	—	—	106		106

Total current liabilities	37,133	182,468	44,275	(1,610)	262,266

Long-term liabilities not subject to compromise:
Postretirement benefits other than pensions	—	14,227	—	—	14,227
Deferred income taxes	1,926	—	—	—	1,926
Other long-term liabilities	60	17,879	47,330	—	65,269

Total long-term liabilities	1,986	32,106	47,330	—	81,422

Liabilities subject to compromise	157,510	41,702	—	—	199,212
Commitments and contingencies	—	—	—	—	—
Stockholders’ (deficit) equity:
Preferred stock, no par value	—	—	—	—	—
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	49,081	166,130	2,488	(168,618)	49,081
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(228,432)	(253,206)	13,039	240,167	(228,432)
Accumulated other comprehensive loss, net of tax	(24,074)	(22,477)	(215)	22,692	(24,074)

Total stockholders’ (deficit) equity	(204,132)	(109,553)	15,312	94,241	(204,132)

Total liabilities and stockholders’ (deficit) equity	$(7,503)	$146,723	$106,917	$92,631	$338,768

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The supplemental consolidating balance sheet information as of December 31, 2005 is as follows (in thousands):
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
December 31, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$—	$730	$3,387	$—	$4,117
Restricted cash, cash equivalents and other time deposits	—	—	32,830	—	32,830
Receivables, net of allowances	—	59,896	1,531	—	61,427
Inventories	—	5,132	—	—	5,132
Deferred income taxes	151	—	(23)	—	128
Prepayments and other current assets	3,364	52,535	3,535	—	59,434

Total current assets	3,515	118,293	41,260	—	163,068
Property and equipment, net of accumulated depreciation	3,762	116,450	3,692	—	123,904
Goodwill, net	—	3,545	—	—	3,545
Other assets:
Restricted cash, cash equivalents and other time deposits	—	—	69,764	—	69,764
Other noncurrent assets	11,826	10,541	468	—	22,835
Intercompany receivables (payables)	76,862	(76,862)	—	—	—
Investment in subsidiaries	(95,374)	5,282	—	90,092	—

Total other assets	(6,686)	(61,039)	70,232	90,092	92,599

Total assets	$591	$177,249	$115,184	$90,092	$383,116

Current liabilities not subject to compromise:
Debtor-in-possession credit facility	$151,997	$—	$—	$—	$151,997
Accounts and notes payable	3,764	52,446	750	—	56,960
Intercompany (receivables) payables	(133,008)	117,201	15,807	—	—
Accrued liabilities	5,027	50,812	27,478	—	83,317

Total current liabilities	27,780	220,459	44,035	—	292,274

Long-term liabilities not subject to compromise:
Postretirement benefits other than pensions	—	4,648	—	—	4,648
Deferred income taxes	143	—	—	—	143
Other long-term liabilities	2,521	19,608	51,967	—	74,096

Total long-term liabilities	2,664	24,256	51,967	—	78,887

Liabilities subject to compromise	157,514	41,808	—	—	199,322
Commitments and contingencies	—	—	—	—	—
Stockholders’ (deficit) equity :
Preferred stock, no par value	—	—	—	—	—
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	48,545	166,130	2,488	(168,618)	48,545
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(214,631)	(261,466)	16,694	244,772	(214,631)
Accumulated other comprehensive loss, net of tax	(20,574)	(13,938)	—	13,938	(20,574)

Total stockholders’ (deficit) equity	(187,367)	(109,274)	19,182	90,092	(187,367)

Total liabilities and stockholders’ (deficit) equity	$591	$177,249	$115,184	$90,092	$383,116

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The supplemental consolidating statement of operations information for the year ended December 31, 2006 is as follows (in thousands):
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Year Ended December 31, 2006
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$26,822	$889,638	$5,561	$(28,184)	$893,837

Operating expenses:
Salaries, wages and fringe benefits	4,807	438,777	7,434	—	451,018
Operating supplies and expenses	13,766	169,214	743	—	183,723
Purchased transportation	—	115,143	66	—	115,209
Insurance and claims	19	40,698	2,296	(1,362)	41,651
Operating taxes and licenses	276	27,783	—	—	28,059
Depreciation and amortization	808	27,982	640	—	29,430
Rents	1,517	5,624	17	—	7,158
Communications and utilities	3,349	2,847	56	—	6,252
Other operating expenses	4,525	29,891	216	(26,822)	7,810
Gain on disposal of operating assets, net	—	(3,297)	—	—	(3,297)

Total operating expenses	29,067	854,662	11,468	(28,184)	867,013

Operating (loss) income	(2,245)	34,976	(5,907)	—	26,824

Other income (expense):
Interest expense	(4,282)	(25,622)	(256)	—	(30,160)
Investment income	66	59	4,682	—	4,807
Foreign exchange losses, net	—	(595)	(40)	—	(635)
Equity in earnings of subsidiaries	6,651	888	—	(7,539)	—

Total other income (expense)	2,435	(25,270)	4,386	(7,539)	(25,988)

(Loss) income before reorganization items and income taxes	190	9,706	(1,521)	(7,539)	836
Reorganization items	(12,437)	(333)	(2)	—	(12,772)

(Loss) income before income taxes	(12,247)	9,373	(1,523)	(7,539)	(11,936)
Income tax (expense) benefit	(78)	191	(2,133)	1,631	(389)

Net (loss) income	$(12,325)	$9,564	$(3,656)	$(5,908)	$(12,325)

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

     The supplemental consolidating statement of operations information for the year ended December 31, 2004 is as follows (in thousands):
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Year Ended December 31, 2004
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$36,209	$893,620	$41,126	$(75,742)	$895,213

Operating expenses:
Salaries, wages and fringe benefits	6,211	470,171	22,094	(9,748)	488,728
Operating supplies and expenses	13,527	148,459	280	—	162,266
Purchased transportation	—	111,214	—	—	111,214
Insurance and claims	—	42,343	28,263	(29,785)	40,821
Operating taxes and licenses	173	29,631	—	—	29,804
Depreciation and amortization	2,409	40,055	479	—	42,943
Rents	2,691	5,860	5	—	8,556
Communications and utilities	3,623	2,697	22	—	6,342
Other operating expenses	6,446	39,680	207	(36,209)	10,124
Impairment of goodwill	—	8,295	—	—	8,295
Gain on disposal of operating assets, net	—	(839)	—	—	(839)

Total operating expenses	35,080	897,566	51,350	(75,742)	908,254

Operating income (loss)	1,129	(3,946)	(10,224)	—	(13,041)

Other income (expense):
Interest expense	(2,226)	(28,821)	(308)	—	(31,355)
Investment income	—	40	1,096	—	1,136
Foreign exchange gain (loss)	—	1,938	(9)	—	1,929
Other, net	—	(191)	—	—	(191)
Equity in (losses) earnings of subsidiaries	(41,217)	517	—	40,700	—

Total other income (expense)	(43,443)	(26,517)	779	40,700	(28,481)

Loss before income taxes	(42,314)	(30,463)	(9,445)	40,700	(41,522)
Income tax expense	(11,569)	(286)	(506)	—	(12,361)

Net loss	$(53,883)	$(30,749)	$(9,951)	$40,700	$(53,883)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The supplemental consolidating statement of cash flows information for the year ended December 31, 2006 is as follows (in thousands):
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Year Ended December 31, 2006
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(12,325)	$9,564	$(3,656)	$(5,908)	$(12,325)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	808	27,982	640	—	29,430
Gain on disposal of operating assets, net	—	(3,297)	—	—	(3,297)
Write-off and amortization of deferred financing costs	5,817	—	—	—	5,817
Interest expense paid in kind	6,351	—	—	—	6,351
Foreign exchange gains	—	595	40	—	635
Reorganization items	12,437	333	2	—	12,772
Deferred income taxes	27	(21)	104	—	110
Stock-based compensation expense	536	—	—	—	536
Equity in (losses) earnings of subsidiaries	(6,651)	(888)	—	7,539	—
Change in operating assets and liabilities:	—		—	—	—
Receivables, net of allowances	—	8,840	139	—	8,979
Inventories	—	216	—	—	216
Prepayments and other assets	2,672	27,839	2,682	—	33,193
Accounts and notes payable	(499)	(1,043)	(694)	—	(2,236)
Intercompany payables/receivables	(310)	(1,892)	2,202	—	—
Accrued liabilities	(483)	(11,522)	(6,010)	(1,631)	(19,646)

Net cash provided by (used in) operating activities before payment of reorganization items	8,380	56,706	(4,551)	—	60,535
Reorganization items paid	(10,879)	(809)	(2)	—	(11,690)

Net cash (used in) provided by operating activities	(2,499)	55,897	(4,553)	—	48,845

Cash flows from investing activities:
Purchases of property and equipment	(165)	(34,711)	(970)	—	(35,846)
Proceeds from sales of property and equipment	—	4,496	—	—	4,496
Decrease in restricted cash, cash equivalents and other time deposits	—	—	4,301	—	4,301
Funds deposited with insurance carriers	—	(1,856)	—	—	(1,856)
Funds returned from insurance carriers	—	4,512	—	—	4,512

Net cash (used in) provided by investing activities	(165)	(27,559)	3,331	—	(24,393)

Cash flows from financing activities:
Repayments of debtor-in-possession revolving credit facilities, net	(6,991)	—	—	—	(6,991)
Additions to debtor-in-possession term debt	10,000	—	—	—	10,000
Payment of deferred financing costs	(345)	—	—	—	(345)
Proceeds from insurance financing arrangements	—	6,362	—	—	6,362
Repayments of insurance financing arrangements	—	(34,446)	—	—	(34,446)

Net cash provided by (used in) financing activities	2,664	(28,084)	—	—	(25,420)

Effect of exchange rate changes on cash and cash equivalents	—	(795)	(40)	—	(835)

Net change in cash and cash equivalents	—	(541)	(1,262)	—	(1,803)
Cash and cash equivalents at beginning of period	—	730	3,387	—	4,117

Cash and cash equivalents at end of period	$—	$189	$2,125	$—	$2,314

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The supplemental consolidating statement of cash flows information for the year ended December 31, 2005 is as follows (in thousands):
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Year Ended December 31, 2005
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(125,724)	$(82,224)	$(1,096)	$83,320	$(125,724)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,156	28,216	553	—	29,925
Impairment of goodwill	1,515	77,657	—	—	79,172
Gain on disposal of assets	—	(1,703)	—	—	(1,703)
Write-off and amortization of deferred financing costs	8,631	—	—	—	8,631
Foreign exchange losses (gains)	92	(1,177)	(329)	—	(1,414)
Reorganization items	6,505	625	1	—	7,131
Deferred income taxes	21,018	(32,285)	6	—	(11,261)
Equity in losses (earnings) of subsidiaries	83,826	(506)	—	(83,320)	—
Change in operating assets and liabilities:
Receivables, net of allowances	—	(3,083)	371	—	(2,712)
Inventories	—	(623)	—	—	(623)
Prepayments and other assets	(1,846)	(26,862)	(3,285)	—	(31,993)
Accounts and notes payable	499	11,972	574	—	13,045
Intercompany payables/receivables	(1,765)	(10,479)	12,244	—	—
Accrued liabilities	2,809	(9,921)	12,630	—	5,518

Net cash (used in) provided by operating activities before payment of reorganization items	(3,284)	(50,393)	21,669	—	(32,008)
Reorganization items paid	(2,789)	(149)	(1)	—	(2,939)

Net cash (used in) provided by operating activities	(6,073)	(50,542)	21,668	—	(34,947)

Cash flows from investing activities:
Purchases of property and equipment	(110)	(18,416)	(879)	—	(19,405)
Proceeds from sales of property and equipment	—	3,253	—	—	3,253
Proceeds from sale of equity in subsidiaries	—	2,000	—	—	2,000
Increase in restricted cash, cash equivalents and other time deposits	—	—	(19,714)	—	(19,714)
Funds deposited with insurance carriers	—	(9,766)	—	—	(9,766)
Funds returned from insurance carriers	—	5,969	—	—	5,969

Net cash used in investing activities	(110)	(16,960)	(20,593)	—	(37,663)

Cash flows from financing activities:
Addition to debtor-in-possession revolving credit facility, net	51,997	—	—	—	51,997
Repayment of pre-petition revolving credit facilities, net	—	(2,972)	—	—	(2,972)
Additions to debtor-in-possession term debt	100,000	—	—	—	100,000
Additions to pre-petition debt	—	25,000		—	25,000
Repayment of pre-petition debt	—	(123,266)	—	—	(123,266)
Payment of deferred financing costs	(7,646)	(625)	—	—	(8,271)
Intercompany loan for settlement of Pre-petition Facility	(138,200)	138,200	—	—	—
Proceeds from insurance financing arrangements	—	42,401	—	—	42,401
Repayments of insurance financing arrangements	—	(10,827)	—	—	(10,827)
Proceeds from issuance of common stock	124	—	—	—	124

Net cash provided by financing activities	6,275	67,911	—	—	74,186

Effect of exchange rate changes on cash and cash equivalents	(92)	(212)	329	—	25

Net change in cash and cash equivalents	—	197	1,404	—	1,601
Cash and cash equivalents at beginning of year	—	533	1,983	—	2,516

Cash and cash equivalents at end of year	$—	$730	$3,387	$—	$4,117

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
Debtor-in-Possession since July 31, 2005
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The supplemental consolidating statement of cash flows information for the year ended December 31, 2004 is as follows (in thousands):
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Year Ended December 31, 2004
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(53,883)	$(30,749)	$(9,951)	$40,700	$(53,883)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,409	40,055	479	—	42,943
Impairment of goodwill	—	8,295	—	—	8,295
Gain on disposal of assets and other, net	—	(839)	—	—	(839)
Write-off and amortization of deferred financing costs	2,797	—	—	—	2,797
Foreign exchange (gain) loss, net	—	(1,938)	9	—	(1,929)
Deferred income taxes	11,623	(365)	17	—	11,275
Stock-based compensation expense	321	—	—	—	321
Equity in losses (earnings) of subsidiaries	41,217	(517)	—	(40,700)	—
Change in operating assets and liabilities:
Receivables, net of allowances	—	(3,973)	(754)	—	(4,727)
Inventories	—	414	—	—	414
Prepayments and other assets	(4,734)	(1,622)	3,057	—	(3,299)
Accounts and notes payable	1,643	(3,494)	104	—	(1,747)
Intercompany payables	(1,144)	9,652	(8,508)	—	—
Accrued liabilities	(1,250)	(3,520)	18,630	—	13,860

Net cash (used in) provided by operating activities	(1,001)	11,399	3,083	—	13,481

Cash flows from investing activities:
Purchases of property and equipment	(137)	(21,677)	(728)	—	(22,542)
Proceeds from sales of property and equipment	—	3,040	—	—	3,040
Increase in restricted cash, cash equivalents and other time deposits	—	—	(796)	—	(796)
Funds deposited with insurance carriers	—	(32,072)	—	—	(32,072)
Funds returned from insurance carriers	—	34,995	—	—	34,995

Net cash used in investing activities	(137)	(15,714)	(1,524)	—	(17,375)

Cash flows from financing activities:
Additions to pre-petition revolving credit facilities, net	—	2,972	—	—	2,972
Additions to pre-petition debt	—	20,000	—	—	20,000
Repayment of pre-petition debt	—	(18,234)	—	—	(18,234)
Payment of deferred financing costs	—	(475)	—	—	(475)
Proceeds from insurance financing arrangements	—	31,252	—	—	31,252
Repayments of insurance financing arrangements	—	(32,634)	—	—	(32,634)
Proceeds from issuance of common stock	589	—	—	—	589

Net cash provided by financing activities	589	2,881	—	—	3,470

Effect of exchange rate changes on cash and cash equivalents	—	801	(9)	—	792

Net change in cash and cash equivalents	(549)	(633)	1,550	—	368
Cash and cash equivalents at beginning of year	549	1,166	433	—	2,148

Cash and cash equivalents at end of year	$—	$533	$1,983	$—	$2,516

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004

	Balance at			Balance at
	Beginning of			End of
Classification	Year	Additions(a)	Deductions(b)	Year
	(In thousands)
Allowance for billing adjustments and doubtful accounts:
Year ended December 31, 2006	$2,218	$466	$(983)	$1,701
Year ended December 31, 2005	2,156	486	(424)	2,218
Year ended December 31, 2004	3,575	491	(1,910)	2,156

(a)	Additions are recorded as reductions of revenue as they primarily represent billing adjustments.

(b)	Billing adjustments and write-off of uncollectible accounts.

S - 1