Form 10-Q
period 2007-03-31
ALLIED SYSTEMS HOLDINGS INC
filed 2007-10-11
CIK 909950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 —
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 —
For the transition period from                      to
Commission File Number: 001-13867
ALLIED SYSTEMS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	58-0360550
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)
Suite 200, 160 Clairemont Avenue, Decatur, Georgia 30030
(Address of principal executive offices)
(404) 373-4285
(Registrant’s telephone number, including area code)
Allied Holdings, Inc.
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
☐ Yes ☑ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☑ No
Outstanding common stock, no par value at September 28, 2007 ........ 7,035,101

ALLIED HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1 — Financial Statements
ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$28,172	$2,314
Restricted cash, cash equivalents and other time deposits	32,278	32,436
Receivables, net of allowances of $1,460 and $1,701 as of March 31, 2007 and December 31, 2006, respectively	49,041	52,427
Inventories	4,766	4,916
Deferred income taxes	2,982	1,907
Prepayments and other current assets	19,665	21,463

Total current assets	136,904	115,463
Property and equipment, net of accumulated depreciation	134,787	129,231
Goodwill, net	3,545	3,545
Other assets:
Restricted cash, cash equivalents and other time deposits	65,534	65,857
Other noncurrent assets	33,119	24,672

Total other assets	98,653	90,529

Total assets	$373,889	$338,768

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities not subject to compromise:
Debtor-in-possession credit facility	$—	$161,357
Canadian revolving credit facility	372	—
Accounts and notes payable	30,090	26,364
Accrued liabilities	75,950	74,439
Deferred income taxes	106	106

Total current liabilities	106,518	262,266

Long-term liabilities not subject to compromise:
Debtor-in-possession credit facility	205,000	—
Postretirement benefits other than pensions	14,202	14,227
Deferred income taxes	3,003	1,926
Other long-term liabilities	63,552	65,269

Total long-term liabilities	285,757	81,422
Liabilities subject to compromise	199,351	199,212
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, no par value. Authorized 5,000 shares; none outstanding	—	—
Common stock, no par value. Authorized 20,000 shares; 8,980 shares outstanding at March 31, 2007 and December 31, 2006	—	—
Additional paid-in capital	49,138	49,081
Treasury stock, 139 shares at cost	(707)	(707)
Accumulated deficit	(242,193)	(228,432)
Accumulated other comprehensive loss, net of tax	(23,975)	(24,074)

Total stockholders’ deficit	(217,737)	(204,132)

Total liabilities and stockholders’ deficit	$373,889	$338,768

See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues	$193,121	$240,828

Operating expenses:
Salaries, wages and fringe benefits	100,535	125,613
Operating supplies and expenses	43,113	48,662
Purchased transportation	22,907	30,908
Insurance and claims	8,905	10,933
Operating taxes and licenses	6,696	7,698
Depreciation and amortization	7,779	7,216
Rents	1,896	1,753
Communications and utilities	1,841	1,937
Other operating expenses	2,105	2,065
Loss (gain) on disposal of operating assets, net	30	(54)

Total operating expenses	195,807	236,731

Operating (loss) income	(2,686)	4,097

Other income (expense):
Interest expense (excludes contractual interest of $3,234 in 2007 and 2006)	(7,592)	(9,541)
Investment income	1,202	1,036
Foreign exchange gains (losses), net	343	(170)

Total other income (expense)	(6,047)	(8,675)

Loss before reorganization items and income taxes	(8,733)	(4,578)
Reorganization items	(3,668)	(3,583)

Loss before income taxes	(12,401)	(8,161)
Income tax expense	(195)	(127)

Net loss	$(12,596)	$(8,288)

Basic and diluted loss per common share:
Net loss:
Basic and diluted	$(1.40)	$(0.92)

Weighted-average common shares outstanding:
Basic and diluted	8,980	8,980

See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(12,596)	$(8,288)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,779	7,216
Loss (gain) on disposal of operating assets, net	30	(54)
Write-off and amortization of deferred financing costs	124	3,631
Interest expense paid in kind	3,444	—
Foreign exchange (gain) losses, net	(343)	170
Reorganization items	3,668	3,583
Deferred income taxes	2	1
Stock-based compensation expense	57	93
Change in operating assets and liabilities:
Receivables, net of allowances	3,474	2,011
Inventories	161	(19)
Prepayments and other assets	1,187	3,697
Accounts and notes payable	2,413	(247)
Accrued liabilities	(1,219)	4,213

Net cash provided by operating activities before payment of reorganization items	8,181	16,007
Reorganization items paid	(2,589)	(2,936)

Net cash provided by operating activities	5,592	13,071

Cash flows from investing activities:
Purchases of property and equipment	(11,589)	(6,216)
Proceeds from sales of property and equipment	152	149
Decrease in restricted cash, cash equivalents and other time deposits	481	9
Funds deposited with insurance carriers	(504)	(574)
Funds returned from insurance carriers	964	1,908

Net cash used in investing activities	(10,496)	(4,724)

Cash flows from financing activities:
Net repayments of original debtor-in-possession revolving credit facility	(45,005)	(1,501)
Net borrowings under Canadian revolving credit facility	372	—
Proceeds from new debtor-in-possession facility term borrowings	205,000	—
Proceeds from original debtor-in-possession facility term borrowings	2,000	—
Repayment of original debtor-in-possession facility term borrowings	(121,796)	—
Payment of financing costs	(8,121)	—
Proceeds from insurance financing arrangements	—	178
Repayments of insurance financing arrangements	(1,611)	(8,182)

Net cash provided by (used in) financing activities	30,839	(9,505)

Effect of exchange rate changes on cash and cash equivalents	(77)	(77)

Net change in cash and cash equivalents	25,858	(1,235)
Cash and cash equivalents at beginning of period	2,314	4,117

Cash and cash equivalents at end of period	$28,172	$2,882

Supplemental cash flow information:
Cash paid during the year for:
Interest	$4,339	$5,223
Income taxes, net	321	150
Supplemental disclosure of noncash financing activity:
Interest paid in kind via addition to term debt	$3,444	$—
See accompanying notes to these consolidated financial statements.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Throughout this Quarterly Report on Form 10-Q, we will use the terms “we,” “our,” “us” and “Allied” to refer to Allied Holdings, Inc. (a Georgia corporation) or its successor, Allied Systems Holdings, Inc. (a Delaware Corporation) and its subsidiaries on a consolidated basis and, as the context requires, to Allied Holdings, Inc. and its subsidiaries that filed for Chapter 11 protection pursuant to the U.S. Bankruptcy Code.)
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
On May 18, 2007, the Bankruptcy Court entered an order confirming the Debtors’ Modified Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated April 6, 2007 (the “Joint Plan”). On May 29, 2007, the effective date of the Joint Plan (the “Effective Date”), the Debtors emerged from Chapter 11.
As of the Effective Date and pursuant to the Joint Plan, all equity interests in Allied were cancelled and a certificate of merger was filed with the Delaware Secretary of State effecting the merger of Allied Holdings, Inc. into its wholly owned subsidiary, Allied Systems Holdings, Inc., a Delaware corporation, with Allied Systems Holdings, Inc. as the surviving corporation. Also as of the Effective Date, the authorized capital stock of Allied Systems Holdings, Inc. became one hundred million (100,000,000) shares of common stock, par value $0.01 per share, and ten million (10,000,000) shares of preferred stock, par value $0.01 per share.
We continue to operate in substantially our previous form, and the outstanding claims against and interests in the Debtors are being resolved pursuant to the Joint Plan. As of the Effective Date, our debtor-in-possession credit facilities were converted to exit financing facilities (“Secured Credit Facilities”). The implementation of the Joint Plan includes, among other things, the consummation of the following transactions:
i)	Payment in cash, reinstatement, return of collateral or other treatment of other secured claims, as agreed to with the holder of each such claim;

ii)	Distribution of new common stock of Allied Systems Holdings, Inc. on a pro rata basis to the holders of allowed general unsecured claims;

iii)	Cancellation of the existing common stock interests in Allied Holdings, Inc. (holders of equity interests receive nothing under the Joint Plan); and

iv)	Assumption of selected contracts.
Upon our emergence from Chapter 11, Yucaipa American Alliance Fund I, LP and Yucaipa American Alliance (Parallel) Fund I, LP became owners of the majority of our common stock. Yucaipa American Alliance Fund I, LP and Yucaipa American Alliance (Parallel) Fund I, LP along with their related legal entities will be referred to as “Yucaipa” hereafter. Two of Yucaipa’s employees now serve as members of our Board of Directors. Upon our successful emergence from Chapter 11, the Bankruptcy Court approved fees of approximately $6.6 million payable to Yucaipa for its substantial contribution in the development of the Joint Plan, which fees were paid in May 2007.
We have also entered into a management agreement with Yucaipa under which Yucaipa will provide various services for our company for a fee of $1.5 million per year.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Proceedings between the Petition Date and the Effective Date will be referred to as the Chapter 11 Proceedings. See Note 3 for other disclosures required by entities in reorganization under the Bankruptcy Code and Note 11 for additional disclosures on the New DIP Facility and the Secured Credit Facilities.
(2) Accounting and Reporting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and are based on the Security and Exchange Commission’s (“SEC”) Regulation S-X and its instructions to Form 10-Q. They do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements. However, except as disclosed in this report, management believes that there have been no material changes in the information that we disclosed in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. These interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. As a result of our Chapter 11 filings, we have applied the guidance in the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.
The accompanying unaudited consolidated financial statements have been prepared on the going concern basis, which assumes that we will continue in operation for the foreseeable future and will realize our assets and discharge our post-petition liabilities in the ordinary course of business.
On the Effective Date, we emerged from Chapter 11 with a redesigned capital structure, lower debt, improved customer contracts and improved contract terms with the International Brotherhood of Teamsters (the “Teamsters” or “IBT”) regarding our employees in the U.S. represented by the Teamsters. We believe that the factors that precipitated our need to file for protection under Chapter 11 have been adequately addressed and that we are positioned to improve our operating performance and profitability. However, our ability to achieve the necessary improvements is dependent upon several factors including the timely and successful implementation of the Joint Plan, the economy, the dynamics of the automotive transportation industry including actions by our major customers, our ability to retain our existing business, our ability to develop and implement successful business strategies, our ability to maintain effective relationships with our employees including those represented by the Teamsters, our ability to maintain effective relationships with our suppliers and customers, the price and availability of fuel and our ability to successfully manage other operational challenges. If we fail to improve our performance, it could continue to have an adverse effect on our financial condition, cash flow, liquidity and business prospects and our operations would not likely be profitable in the ensuing years.
The accompanying unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern, nor do they include (1) any adjustments to the carrying values of assets and liabilities that will be required as a result of the Joint Plan, or (2) the adjustments required as a result of the implementation of fresh-start reporting, which adjustments are more fully discussed in Note 3. Further, asset and liability carrying amounts contained in this Quarterly Report on Form 10-Q do not purport to represent the realizable or settlement values pursuant to the Joint Plan.
Use of Estimates and Seasonality
The preparation of financial statements in accordance with GAAP requires that management make a number of estimates and assumptions relating to the reported amount of assets and liabilities and disclosures about contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the period. Significant items subject to estimates and assumptions include the carrying amounts of property

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
and equipment and goodwill; valuation allowances for receivables and deferred income tax assets; uncertain tax positions; self-insurance liabilities; assets and obligations related to employee benefits; liabilities subject to compromise; and reorganization items. Actual results could differ from those estimates.
Our revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters as a result of the higher volume of vehicles shipped. The volume of vehicles shipped is generally higher during the second quarter as North American light vehicle production has historically been at its highest level during this quarter due to higher consumer sales of automobiles, light trucks and SUVs in the spring and early summer. The introduction of new models in the fall of each year, combined with the manufacturers’ motivation to ship vehicles before calendar year-end, increase shipments to dealers through the fourth quarter. During the first and third quarters, vehicle shipments typically decline due to lower production volume during those periods. The third quarter volume does benefit from the introduction of new models, but the net volume for the quarter is typically lower than the second and fourth quarters due to the scheduled original-equipment manufacturer (“OEM”) plant shutdowns, which generally occur early in the third quarter. The first quarter volume is negatively impacted by the holiday shutdowns in December of each year and the relatively low inventory of vehicles to ship as a result of maximizing shipments at the end of the year. However, given the unpredictable nature of consumer sentiment and our customers’ emphasis on more effective use of plant capacity, particularly those of General Motors Corporation, Ford Motor Company and Chrysler Corporation (the “Big Three”), there can be no assurance that historical revenue patterns or manufacturer production levels will be an accurate indicator of future OEM shipment activity. Delivery activity at the Automotive Group and the Axis Group can also be impacted by the availability of rail cars, rail transportation schedules or changes in customer service demands. As a result of these and other factors, our operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
(3) Accounting for Reorganization
As a result of our Chapter 11 filings, we have applied the guidance in SOP 90-7 in the preparation of the accompanying unaudited consolidated financial statements. SOP 90-7 does not change the application of GAAP in the preparation of financial statements. However, SOP 90-7 does require that financial statements, for periods including and subsequent to the filing of a Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business and also that liabilities subject to compromise be segregated from those not subject to compromise. In accordance with SOP 90-7 we have:
•	separated liabilities that are subject to compromise from liabilities that are not subject to compromise;

•	distinguished transactions and events that are directly associated with the reorganization from the ongoing operations of the business; and

•	ceased accruing interest on the 8 5/8% senior notes (“Senior Notes”) as of the Petition Date.
In addition, SOP 90-7 requires the implementation of fresh-start reporting if (1) the reorganization value of the assets of the entity that emerges from Chapter 11 is less than the sum of the postpetition liabilities and allowed claims and (2) holders of voting shares immediately before confirmation of the plan of reorganization receive less than 50 percent of the voting shares of the emerging entity. We will implement fresh-start reporting as of May 31, 2007 (the “fresh-start reporting date”), pursuant to SOP 90-7 since, based on the Joint Plan, the reorganization value of our assets post-emergence is less than the sum of the postpetition liabilities and allowed claims and holders of voting shares immediately before confirmation of the Joint Plan are entitled to less than 50 percent of our voting shares post-emergence.
Liabilities Subject to Compromise
Liabilities subject to compromise include certain known liabilities incurred by the Debtors prior to the Petition Date. Liabilities subject to compromise exclude pre-petition claims for which the Debtors received the Bankruptcy Court’s approval to pay, such as claims related to active employees and retirees, maintenance of insurance programs, cargo damage claims and claims related to certain critical service vendors. Liabilities subject to compromise are included at amounts that were expected to be allowed by the Bankruptcy Court and are subject to future adjustments that may

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
result from negotiations, actions by the Bankruptcy Court, developments with respect to disputed claims or matters arising out of the proof of claims process whereby a creditor may prove that the amount of a claim differs from the amount that we have recorded.
We ceased the recording of interest on liabilities subject to compromise, primarily the Senior Notes, as of the Petition Date. Contractual interest on the Senior Notes in excess of reported interest was approximately $3.2 million for the three months ended March 31, 2007 and 2006. As of March 31, 2007, contractual interest not accrued since the Petition Date was approximately $21.6 million, excluding any potential compound or default interest arising from events of default related to the Chapter 11 Proceedings.
Liabilities subject to compromise were as follows at March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Accounts payable	$25,326	$25,156
Senior Notes	150,000	150,000
Accrued interest on Senior Notes	4,313	4,313
Multiemployer pension withdrawal liabilities	15,847	15,847
Accrued claims and insurance reserves	2,969	3,000
Other accrued liabilities	896	896

	$199,351	$199,212

Reorganization Items
Reorganization items are presented separately in the accompanying unaudited consolidated statements of operations and represent expenses that we have identified as directly relating to the Chapter 11 Proceedings. These items for the three months ended March 31, 2007 and 2006 are summarized as follows (in thousands):

	Three Months Ended March 31,
	2007	2006

Legal and professional fees	$3,204	$2,678
Employee retention plan	360	817
Other reorganization items	104	88

	$3,668	$3,583

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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Condensed Consolidating Balance Sheet Information
March 31, 2007
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Current assets	$100,936	$36,704	$(736)	$136,904
Intercompany receivables (payables)	19,808	(19,808)	—	—
Property and equipment, net	128,933	5,854	—	134,787
Goodwill, net	3,545	—	—	3,545
Investment in subsidiaries	20,059	6,220	(26,279)	—
Other assets	32,883	65,770	—	98,653

Total assets	$306,164	$94,740	$(27,015)	$373,889

Liabilities not subject to compromise:
Current liabilities	$84,794	$24,525	$(2,801)	$106,518
Other noncurrent liabilities	238,815	46,942	—	285,757
Liabilities subject to compromise	199,351	—	—	199,351
Stockholders’ (deficit) equity	(216,796)	23,273	(24,214)	(217,737)

Total liabilities and stockholders’ (deficit) equity	$306,164	$94,740	$(27,015)	$373,889

Condensed Consolidating Balance Sheet Information
December 31, 2006
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Current assets	$78,646	$36,796	$21	$115,463
Intercompany receivables (payables)	16,953	(16,953)	—	—
Property and equipment, net	125,236	3,995	—	129,231
Goodwill, net	3,545	—	—	3,545
Investment in subsidiaries	18,931	6,220	(25,151)	—
Other assets	24,402	66,127	—	90,529

Total assets	$267,713	$96,185	$(25,130)	$338,768

Liabilities not subject to compromise:
Current liabilities	$237,603	$26,273	$(1,610)	$262,266
Other noncurrent liabilities	34,092	47,330	—	81,422
Liabilities subject to compromise	199,212	—	—	199,212
Stockholders’ (deficit) equity	(203,194)	22,582	(23,520)	(204,132)

Total liabilities and stockholders’ (deficit) equity	$267,713	$96,185	$(25,130)	$338,768

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Condensed Consolidating Statement of Operations Information
For the Three Months Ended March 31, 2007
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Revenues	$191,574	$1,836	$(289)	$193,121
Operating expenses	194,478	1,618	(289)	195,807

Operating (loss) income	(2,904)	218	—	(2,686)
Other (expense) income, net	(5,944)	1,232	(1,335)	(6,047)

(Loss) income before reorganization items and income taxes	(8,848)	1,450	(1,335)	(8,733)
Reorganization items	(3,668)	—	—	(3,668)

(Loss) income before income taxes	(12,516)	1,450	(1,335)	(12,401)
Income tax expense	(80)	(549)	434	(195)

Net (loss) income	$(12,596)	$901	$(901)	$(12,596)

Condensed Consolidating Statement of Operations Information
For the Three Months Ended March 31, 2006
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Revenues	$239,770	$1,398	$(340)	$240,828
Operating expenses	236,007	1,064	(340)	236,731

Operating income	3,763	334	—	4,097
Other (expense) income, net	(8,449)	960	(1,186)	(8,675)

(Loss) income before reorganization items and income taxes	(4,686)	1,294	(1,186)	(4,578)
Reorganization items	(3,583)	—	—	(3,583)

(Loss) income before income taxes	(8,269)	1,294	(1,186)	(8,161)
Income tax expense	(19)	(342)	234	(127)

Net (loss) income	$(8,288)	$952	$(952)	$(8,288)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Condensed Consolidating Statement of Cash Flows Information
For the Three Months Ended March 31, 2007
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Net cash provided by (used in):
Operating activities	$4,020	$1,572	$—	$5,592
Investing activities	(8,627)	(1,869)	—	(10,496)
Financing activities	30,839	—	—	30,839
Effect of exchange rate changes on cash and cash equivalents	(143)	66	—	(77)

Net change in cash and cash equivalents	26,089	(231)	—	25,858
Cash and cash equivalents at beginning of period	189	2,125	—	2,314

Cash and cash equivalents at end of period	$26,278	$1,894	$—	$28,172

Condensed Consolidating Statement of Cash Flows Information
For the Three Months Ended March 31, 2006
(In thousands)

	Debtors	Non-Debtors	Eliminations	Consolidated
Net cash provided by (used in):
Operating activities	$13,895	$(824)	$—	$13,071
Investing activities	(4,710)	(14)	—	(4,724)
Financing activities	(9,505)	—	—	(9,505)
Effect of exchange rate changes on cash and cash equivalents	(77)	—	—	(77)

Net change in cash and cash equivalents	(397)	(838)	—	(1,235)
Cash and cash equivalents at beginning of period	730	3,387	—	4,117

Cash and cash equivalents at end of period	$333	$2,549	$—	$2,882

Pro Forma Fresh-Start Balance Sheet
As noted above, in connection with our emergence from Chapter 11, we will adopt fresh-start reporting pursuant to SOP 90-7. Upon emergence, a new reporting entity (the “Successor Company”) was created and the recorded amounts of assets and liabilities will be adjusted to reflect estimated fair values. The financial statements of the Successor Company will not be comparable, in various material respects, to any of our previously issued financial statements.
Fresh-start reporting will reflect the value of the Successor Company as determined in the confirmed Joint Plan. Presented below is a pro forma fresh-start balance sheet reflecting the estimated effects of the Joint Plan, including settlement of liabilities subject to compromise, cancellation of existing stock of Allied Holdings, Inc. and issuance of new common stock of Allied Systems Holdings, Inc. Also included are the estimated fresh-start adjustments, such as the restatement of assets and liabilities to fair values. The pro forma balance sheet was prepared as if the adoption of fresh-start reporting had occurred as of March 31, 2007.
Appraisals of our tangible and intangible assets have not been completed and various data to determine the fair value of liabilities are still being compiled. Therefore the pro forma balance sheet does not reflect the final allocation of the reorganization value to individual assets and liabilities. Accordingly, the amounts shown are subject to changes and revisions.
In addition, in accordance with SOP 90-7, upon implementation of fresh-start reporting we will be required to adopt any changes in accounting principles that would otherwise be required within twelve months of the fresh-start

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
reporting date. We have not yet completed our assessment of the impact of adopting such new pronouncements and the following condensed consolidated pro forma balance sheet does not include the impact, if any, of such new pronouncements.

	March 31, 2007	Plan		Fresh Start		March 31, 2007
	As Reported	Effects		Adjustments		Pro forma
		(In thousands)
Current assets	$136,904	$(987	)(f)	$(1,793	)(i)	$134,124
Property and equipment, net	134,787	14,699	(h)	31,407	(i)	180,893
Goodwill, net	3,545	—		(3,545	)(e)	—
Intangibles	—	—		22,500	(k)	22,500
Unallocated reorganization value	—	—		63,989	(g)	63,989
Other assets	98,653	—		(7,573	)(a),(i)	91,080

Total assets	$373,889	$13,712		$104,985		$492,586

Liabilities not subject to compromise:
Current	$106,518	$3,729	(c),(f)	$(147	)(j)	$110,100
Long-term	285,757	—		(1,271	)(j)	284,486
Liabilities subject to compromise	199,351	(199,351	)(c),(f)	—		—
Stockholders’ (deficit) equity	(217,737)	209,334	(b)	106,403	(d)	98,000

Total liabilities and stockholders’ (deficit) equity	$373,889	$13,712		$104,985		$492,586

(a)	Reflects the estimated pro forma elimination of the deferred financing costs related to the New DIP Facility and the estimated pro forma fair value adjustments related to royalties and the defined benefit pension plan assets.

(b)	Reflects the pro forma issuance of Allied Systems Holdings, Inc. common stock to certain pre-petition creditors, the pro forma cancellation of Allied Holdings, Inc. common and treasury stock, the estimated pro forma gain on the settlement of liabilities subject to compromise and the estimated pro forma effect of the conversion of the Rig Financing to Allied Systems Holdings, Inc. common stock (see Note 11).

(c)	Reflects the estimated pro forma discharge of Allied’s pre-petition liabilities in accordance with the Joint Plan. Discharge of Allied’s pre-petition liabilities is estimated to include $198.1 million to be exchanged for Allied Systems Holdings, Inc. common stock and $1.3 million to be paid in cash.

(d)	Reflects the elimination of historical accumulated deficit and other equity accounts and an adjustment to stockholders’ equity to result in the estimated reorganized equity value in accordance with SOP 90-7.

(e)	Reflects the pro forma elimination of the carrying amount of pre-confirmation goodwill.

(f)	Reflects the estimated pro forma accrual of contract cure costs of assumed contracts and leases, professional fees related to the consummation of the Joint Plan and the estimated pro forma effects resulting from the replacement of directors’ and officers’ insurance policies effected upon our emergence from Chapter 11.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(g)	Reflects the estimated pro forma unallocated reorganization value.

(h)	Reflects the pro forma effect of capital expenditures financed through the Rig Financing, which was converted to Allied Systems Holdings, Inc. common stock upon our emergence from Chapter 11 (see Note 11).

(i)	Reflects the estimated pro forma fair value adjustments relating to property and equipment.

(j)	Reflects the estimated pro forma fair value adjustments related to the defined benefit pension and other postretirement benefit plans.

(k)	Reflects the estimated pro forma fair value adjustments relating to customer relationships, developed technology, trademarks and trade names.
(4) Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires expanded disclosures about fair-value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157 clarifies the definition of fair value. Specifically, this Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. This Statement also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and, for recurring fair-value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period. This Statement encourages entities to combine the fair value information disclosed under this Statement with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. SFAS No. 157 would otherwise be effective for our financial statements for the year ending December 31, 2008, and interim periods within 2008. However, we expect to implement SFAS No. 157 at the fresh-start reporting date, pursuant to SOP 90-7. The provisions of this Statement should be applied prospectively, except for limited exceptions, in which case, it should be applied retrospectively. We have not determined whether the provisions of SFAS No. 157 will require any changes to our fair-value measurements after the effective date of the Statement. However, expanded disclosures of fair value will be required.
Effective December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), which required, as of December 31, 2006, the initial recognition of the funded status of our defined benefit pension and other postretirement benefit plans and also certain additional disclosures. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet for the year ending December 31, 2008. However, we expect to implement this provision as of the fresh-start reporting date pursuant to SOP 90-7. We utilize a measurement date of December 31 for the postretirement benefit plans and for the Allied Defined Benefit Pension Plan. With respect to the other two defined benefit pension plans, we utilize a measurement date of September 30.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities, including an Amendment of SFAS No. 115. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
reporting date. Upfront costs and fees related to items for which the fair value option is elected are to be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective at the beginning of fiscal years beginning on or after November 15, 2007. We have not yet decided whether we will elect the fair value option in 2008 nor have we determined the associated impact if we make this election.
(5) Prepayments and Other Current Assets
Prepayments and other current assets as of March 31, 2007 and December 31, 2006 are presented below (in thousands):

	March 31,	December 31,
	2007	2006
Prepaid insurance	$10,547	$14,689
Tires on tractors and trailers	2,325	2,360
Prepaid licenses	3,773	1,285
Other	3,020	3,129

	$19,665	$21,463

(6) Property and Equipment
Property and equipment and the related accumulated depreciation are presented below as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Cost	$536,847	$527,844
Accumulated depreciation	(402,060)	(398,613)

	$134,787	$129,231

As more fully discussed in Note 11, in the second quarter of 2007, we entered into an agreement with Yucaipa pursuant to which Yucaipa would purchase certain specialized tractors and car-haul trailers (“Rigs”) from the bankruptcy auction of Blue Thunder Auto Transport, Inc. (the “Blue Thunder Rigs”). The Blue Thunder Rigs would then be sold to us at cost. We financed these Rigs with purchase money financing provided to us by Yucaipa. See Note 11 for a discussion of this financing arrangement. Pursuant to this agreement, we purchased 170 Rigs from Yucaipa during the second quarter of 2007 at a cost of $13.5 million. The Blue Thunder Rigs range between three to five years in age.
(7) Other Noncurrent Assets
Other noncurrent assets as of March 31, 2007 and December 31, 2006 are presented below (in thousands):

	March 31,	December 31,
	2007	2006
Deposits with insurance companies	$10,547	$10,547
Deferred financing costs	8,121	124
Interest in split-dollar life insurance policies	5,973	5,973
Tires on tractors and trailers	2,906	2,950
Overfunded pension plans	2,793	2,473
Other deposits	2,544	2,336
Other	235	269

	$33,119	$24,672

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The deferred financing costs and the related accumulated amortization as of March 31, 2007 and December 31, 2006 are presented below (in thousands):

	March 31,	December 31,
	2007	2006
Cost	$8,121	$345
Accumulated amortization	—	(221)

	$8,121	$124

The deferred financing costs at March 31, 2007 represent costs related to the new DIP facility (see note 11). The deferred financing costs at December 31, 2006 represent costs related to the Original DIP Facility, which were fully amortized during the first quarter of 2007. See Note 11 for a discussion of these facilities. The amortization of deferred financing costs was $124,000 and $3.6 million for the three months ended March 31, 2007 and 2006, respectively.
(8) Accounts and Notes Payable and Accrued Liabilities
We enter into notes payable with third parties for insurance financing arrangements. Outstanding notes payable for insurance financing arrangements as of March 31, 2007 and December 31, 2006 were $3.8 million and $5.4 million, respectively, and are included in accounts and notes payable in the accompanying unaudited consolidated balance sheets. These notes bear interest at rates ranging between 7.99% and 8.38% and are due in monthly installments, generally over a period of less than a year. The weighted-average interest rate on amounts outstanding at March 31, 2007 was 8.17%.
Accrued liabilities as of March 31, 2007 and December 31, 2006 are presented below (in thousands):

	March 31,	December 31,
	2007	2006
Insurance and claims	$37,095	$38,786
Wages and benefits	28,917	27,272
Accrued taxes	5,647	3,797
Accrued interest	157	738
Purchased transportation	3,051	2,723
Other	1,083	1,123

	$75,950	$74,439

(9) Insurance and Claims
We retain losses for specified risks subject to limits through high deductibles or self-insured retentions. For specified risks, coverage for losses is provided by primary and reinsurance companies unrelated to our company. Haul Insurance Limited, our captive insurance subsidiary, provides reinsurance coverage to certain of our licensed insurance carriers for selected losses and years within our insurance program, primarily insured workers’ compensation, automobile and general liability risks. In states where we are insured for workers’ compensation claims, the majority of our risk in 2006 and 2007 is covered by a fully insured program with no deductible.
Claims and insurance liabilities are adjusted periodically, as claims develop, to reflect changes in actuarial estimates based on actual experience. During the quarter ended March 31, 2007, the estimated ultimate amount of claims from prior years decreased approximately $1.4 million or $0.16 per share.
The amounts recognized in the accompanying unaudited consolidated balance sheets as of March 31, 2007 and December 31, 2006 represent the undiscounted estimated ultimate amount of claims. These amounts are presented below (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	March 31,	December 31,
	2007	2006
Accrued liabilities — current	$37,095	$38,786
Other long-term liabilities — noncurrent	60,571	64,307

	97,666	103,093
Liabilities subject to compromise	2,969	3,000

Total liability included in the consolidated balance sheets	$100,635	$106,093

The majority of our pre-petition liabilities related to insurance and claims are not classified as liabilities subject to compromise since we have received the Bankruptcy Court’s approval to maintain our existing insurance programs. Pre-petition liabilities classified as subject to compromise represent liabilities for product liability claims.
We believe that adequate provision has been made for all incurred claims including those not reported. However, favorable or unfavorable developments subsequent to the date of our estimates could have a material impact on our consolidated financial statements.
(10) Employee Benefit Plans
(a) Pension and Postretirement Benefit Plans
The following tables present the components of our net periodic benefit cost for the pension and postretirement benefit plans for the three months ended March 31, 2007 and 2006 (in thousands):

	Defined Benefit		Postretirement Benefit
	Pension Plans		Plans
	Three Months Ended March 31,
	2007	2006	2007	2006
Service cost	$18	$23	$17	$14
Interest cost	773	762	185	164
Expected return on plan assets	(1,112)	(1,014)	—	—
Amortization of:
Unrecognized net actuarial loss	325	524	184	169
Prior service cost (credits)	12	12	(76)	(82)

Net periodic benefit cost	$16	$307	$310	$265

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
Two such claims, totaling $15.8 million, assert general unsecured claims for withdrawal liability on a noncontingent basis. We have determined that it is probable that a withdrawal had occurred in each case prior to the Petition Date and that the claim amounts asserted are reasonable estimates of the withdrawal liability. Accordingly, the amount of $15.8 million is included in liabilities subject to compromise as of March 31, 2007 and December 31, 2006.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
(b) Employee Retention Plan
The Allied Holdings, Inc. Amended Severance Pay and Retention and Emergence Bonus Plan for Key Employees (the “employee retention plan”) was approved by the Bankruptcy Court on January 6, 2006. The employee retention plan includes three components: a severance component, a stay bonus component and a discretionary bonus component. During the three months ended March 31, 2007 and 2006, we recognized reorganization expenses of $360,000 and $817,000, respectively, related to the stay and discretionary bonus components. No expense was recognized during the three months ended March 31, 2007 and 2006 related to the severance portion of the employee retention plan. The liabilities related to the employee retention plan were $1.6 million and $1.7 million at March 31, 2007 and December 31, 2006, respectively, and are included in “other accrued liabilities” in the accompanying unaudited consolidated balance sheets. We paid $1.0 million of the retention amount in May 2007 in connection with the Bankruptcy Court’s confirmation of the Joint Plan and the final retention payment of $1.0 million was made in July 2007, 60 days after the Effective Date.
On April 30, 2007, the Board of Directors notified our Chief Executive Officer that his employment would be terminated on or about May 31, 2007. In connection therewith, we paid $1.1 million to him, the severance amount due to him under the employee retention plan. This amount will be recognized as an expense during the three months ending June 30, 2007 on or prior to the fresh-start reporting date.
(11) Debt
Our debt at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Current liabilities not subject to compromise:
Original DIP Revolver	$—	$45,005
Original DIP Facility — Term Loan A	—	20,000
Original DIP Facility — Term Loan B	—	85,709
Original DIP Facility — Term Loan C	—	10,643
Canadian revolving credit facility	372	—

	$372	$161,357

Noncurrent liabilities not subject to compromise:
New DIP Facility	$205,000	$—

Liabilities subject to compromise:
Senior Notes	$150,000	$150,000

Original DIP Facility
In connection with the Chapter 11 Proceedings, on August 1, 2005, we obtained debtor-in-possession financing of up to $230 million (the “Original DIP Facility”). General Electric Capital Corporation and Morgan Stanley Senior Funding, Inc. served as agents for the lenders. The Original DIP Facility initially provided for aggregate financing of up to $230 million comprised of (i) a $130 million revolving credit facility (“Original DIP Revolver”), which included a swing-line credit commitment of $10 million and up to $75 million in letters of credit, (ii) a $20 million term loan (“Original DIP Facility Term Loan A”) and (iii) an $80 million term loan (“Original DIP Facility Term Loan B”). The Original DIP Revolver bore interest at an annual rate, at our option, of either an annual index rate (based on the greater of the base rate on corporate loans as published from time to time in The Wall Street Journal or the federal funds rate plus 0.50%) plus 2.00%, or the London Inter-Bank Offer Rate (“LIBOR”) plus 3.00%. In addition, we were charged a letter of credit fee under the Original DIP Revolver payable monthly at a rate per annum equal to 2.75% times the amount of all outstanding letters of credit under the Original DIP Revolver. There was also a fee of 0.5% on the unused portion of the Original DIP Revolver.
On June 30, 2006, we entered into a fifth amendment (the “Fifth Amendment”) to the Original DIP Facility to provide $30 million of additional availability through a new term loan (“Original DIP Facility Term Loan C”). The

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Original DIP Facility Term Loan C bore interest at an annual rate of LIBOR plus 9.5%, payable at our option in cash each month or in kind by addition to principal on a monthly basis, with interest compounded on a monthly basis. The Fifth Amendment provided us with additional availability by allowing the payment of interest in kind on Original DIP Facility Term Loan B by addition to principal on a monthly basis. Accordingly, subsequent to the Fifth Amendment, the Original DIP Facility provided for debtor-in-possession financing of up to $260 million plus interest paid in kind. Further, the Fifth Amendment reduced the interest rate on Original DIP Facility Term Loan B from LIBOR plus 9.5% to LIBOR plus 8.5%. The interest rate on Original DIP Facility Term Loan A remained unchanged at an annual rate of LIBOR plus 5.5%. During the first quarter of 2007, we paid interest in kind by addition to principal of approximately $3.4 million. During 2006, we paid interest in kind by addition to principal of approximately $6.3 million. The deferred financing fees relating to the Original DIP Facility were expensed during the first quarter of 2007 as part of the extinguishment of the debt.
New DIP Facility
The New DIP Facility, which was arranged by an affiliate of Goldman Sachs & Co., was entered into on March 30, 2007 and amended in April 2007, provided financing of up to $315 million and replaced the Original DIP Facility. Subject to the satisfaction of certain conditions, the New DIP Facility provided us with the option to convert to exit financing upon our emergence from Chapter 11, which we exercised, as described below under “Secured Credit Facilities”. The New DIP Facility included a $230 million secured term loan facility, a $50 million synthetic senior letter of credit facility and a $35 million senior secured revolving credit facility (“New DIP Revolver”), which included a swing-line credit commitment of $10 million. Proceeds from the New DIP Facility of $205 million at March 30, 2007 were used to repay all amounts outstanding under the Original DIP Facility and associated fees, and to provide additional liquidity for working capital needs. Excess cash received in connection with the funding of the New DIP Facility was invested in overnight repurchase agreements (“REPOs”). In connection with the repayment of the Original DIP Facility and the funding of the New DIP Facility, we paid fees of approximately $9.4 million, $1.3 million of which related to the early repayment of the Original DIP Facility and $8.1 million of which related to the New DIP Facility. The fees related to the early repayment of the Original DIP Facility are included in interest expense for the quarter ended March 31, 2007 and include a prepayment penalty of $1.1 million.
The interest rates on the term loans in the New DIP Facility were based on either the Base Rate plus 2.50%, or Adjusted Eurodollar Rate plus 3.50%. The interest rate on the New DIP Revolver was based on either the Base Rate plus 1% or Adjusted Eurodollar Rate plus 2%. The swing line loans bore interest at the Base Rate plus 2.5%. Base Rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. The Adjusted Eurodollar Rate is generally LIBOR, but the rate could be affected if the Board of Governors of the Federal Reserve System regulated a reserve requirement. In addition, we were charged a participation fee pursuant to the letter of credit facility equal to approximately 3.80% per annum of the amount of the synthetic letter of credit facility plus a fronting fee of 0.55% of the average daily maximum amount available to be drawn under letters of credit issued under the synthetic letter of credit facility. We were also obligated to pay a commitment fee equal to 0.375% per annum times the daily average undrawn portion of the New DIP Revolver and a commitment fee of 1.75% per annum times the daily average undrawn portion of the term loan facility. As of March 31, 2007, $205 million was outstanding under the term loans and we had not drawn on the New DIP Revolver. On May 11, 2007, the remaining $25 million was drawn under the term loans and the excess cash was invested in REPOs.
On May 15, 2007, we restructured the New DIP Facility resulting in (1) an amended and restated $265 million first lien credit facility (the “First Lien Facility”) with Goldman Sachs Credit Partners L.P., as lead Arranger and Syndication Agent, and The CIT Group/Business Credit, Inc., as Administrative Agent and Collateral Agent and (2) a $50 million second lien term loan facility with Goldman Sachs Credit Partners L.P., as lead Arranger, Syndication Agent, Administrative Agent and Collateral Agent (the “Second Lien Facility”). As amended and restated, the First Lien Facility provided for aggregate financing of $265 million comprised of a $180 million secured term loan facility (the “First Lien Term Facility”), a $50 million synthetic letter of credit facility (the “Letter of Credit Facility”) and a $35 million senior secured revolving credit facility (the “First Lien Revolver”), which included a swing-line credit commitment of $10 million. The Second Lien Facility provided for a $50 million secured term loan. The interest rate on the First Lien Term Facility was based on the Base Rate plus 3.0%, or the Adjusted Eurodollar Rate plus 4.0%. The interest rate on the Second Lien Facility was based on the Base Rate plus

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
6.5%, or the Adjusted Eurodollar Rate plus 7.5%. The interest rate on the New DIP Revolver was based on the Base Rate plus 1% or the Adjusted Eurodollar Rate plus 2%. The swing line loans in the New DIP Revolver bore interest at the Base Rate plus 1%.
The REPOs discussed above are readily convertible to known amounts of cash and are so near to maturity that they present insignificant risk of changes in value because of changes in interest rates. In addition, the REPOs have original maturities of three months or less. Accordingly, these securities qualify to be treated as cash and cash equivalents.
Secured Credit Facilities
As a condition precedent to our emergence from Chapter 11, on May 29, 2007, the First Lien Facility and the Second Lien Facility were converted to Secured Credit Facilities. As a result of the conversion, the First Lien Facility will mature five years after the Effective Date and the Second Lien Facility will mature five and a half years after the Effective Date.
Amounts outstanding under the Secured Credit Facilities will bear interest at the following annual rates:
•	First Lien Term Loan Facility — At our option, either the Base Rate (which is equal to the greater of the prime rate as published from time to time in The Wall Street Journal or the federal funds rate plus one-half of 1% ) plus 3.0%, or the Adjusted Eurodollar Rate plus 4.0%;
•	Second Lien Term Loan Facility — At our option, either the Base Rate plus 6.5%, or the Adjusted Eurodollar Rate plus 7.5%;
•	First Lien Revolver — At our option, either the Base Rate plus 1.0%, or the Adjusted Eurodollar Rate plus 2.0%.
To mitigate the risk of rising interest rates, in August 2007 we entered into floating-to-fixed interest rate swap agreements with an aggregate notional value of $180 million. These interest rate swap agreements have three-year terms and fix the LIBOR component to a weighted-average fixed rate of 5.13% during the terms. Our Secured Credit Facilities require us to hedge a minimum of 50% of the aggregate principal amount of the total indebtedness under those facilities at the date of the conversion. Future results of operations could be impacted by unrealized gains or losses related to these interest rate swap agreements.
In addition, the following are among the fees we will be charged under the Secured Credit Facilities: (A) a credit fee pursuant to the Letter of Credit Facility equal to the Adjusted Eurodollar Rate plus 4.15% per annum times the average daily amount deposited by the lenders under the Letter of Credit Facility; (B) a commitment fee of 1.75% per annum times the daily average undrawn portion of the First Lien Term Loan Facility; (C) a commitment fee of 0.375% per annum times the daily average undrawn portion of the First Lien Revolver; and (D) a fronting fee under the Letter of Credit Facility of 0.55% of the average daily maximum amount available to be drawn under letters of credit issued under the Letter of Credit Facility.
The Secured Credit Facilities include customary affirmative, negative, and financial covenants binding on us, including delivery of financial statements and other reports and maintenance of corporate existence. The negative covenants limit our ability to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on capital stock. The financial covenants included in the Secured Credit Facilities limit the amount of annual capital expenditures and set forth a maximum total leverage ratio and minimum interest coverage ratio. In addition, the Secured Credit Facilities require mandatory prepayment with the net cash proceeds from certain asset sales, equity offerings, and any insurance proceeds that we receive.
The Secured Credit Facilities include customary events of default including events of default related to (i) failure to make payments when due under the Secured Credit Facilities, (ii) failure to comply with the financial covenants set forth in the Secured Credit Facilities, (iii) defaults under other agreements or instruments of indebtedness, (iv) the granting of certain other super-priority administrative expense claims or non-permitted liens or the invalidity of liens securing the Secured Credit Facilities, (v) the stay, amendment or reversal of the bankruptcy court orders approving the New DIP Facilities, or (vi) the granting of relief from the automatic stay to holders of security interests in our

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
assets with a book value in excess of $1 million that would have a material adverse effect on us or (vii) a change in control, except as contemplated by the Joint Plan.
Obligations under the First Lien Facility are secured by a first priority lien on 100% of the capital stock of our domestic and Canadian subsidiaries, 65% of the capital stock of our direct foreign subsidiaries, all of our current and after-acquired personal and real property and all intercompany debt. Obligations under the Second Lien Facility are secured by a second priority lien on 100% of the capital stock of our domestic and Canadian subsidiaries, 65% of the capital stock of our direct foreign subsidiaries, all of our current and after-acquired personal and real property and all intercompany debt. The liens securing the Second Lien Facility have been subordinated to the liens securing the First Lien Facility.
As of September 28, 2007, we had drawn $3 million on the First Lien Revolver and as a result, $32 million was available as of that date.
Debt Classification
If the New DIP Facility had not been converted to the Secured Credit Facilities, it would have matured no later than September 30, 2007. We intended to refinance the short-term obligation on a long-term basis, and we subsequently converted it to the long-term Secured Credit Facilities. We believe that it is not probable that we will be in noncompliance with the provisions of the Secured Credit Facilities within one-year from the balance sheet date. Therefore, we have excluded the New DIP Facility from current liabilities and have classified it as noncurrent, pursuant to SFAS No. 6, Classification of Short-Term Obligations Expected To Be Refinanced.
Canadian Revolving Credit Facility
The Canadian revolving credit facility represents the amount drawn down by our subsidiary, Allied Systems (Canada) Company, from a $2.5 million revolving credit facility with a bank in Canada (the “Canadian Revolver”). The Canadian Revolver bears interest at the bank’s prime lending rate plus 0.5% and is secured by a letter of credit of $2.6 million, which is included in the $40.0 million of outstanding letters of credit discussed in Note 13(b).
Rig Financing
As discussed in Note 6 above, in the second quarter of 2007, we entered into an agreement with Yucaipa pursuant to which Yucaipa would purchase the Blue Thunder Rigs, which would then be sold to us at cost. We financed the purchase of these Rigs with purchase money financing provided to us by Yucaipa (the “Rig Financing”), which Rig Financing was approved by the Bankruptcy Court on April 6, 2007. The Rig Financing of $15 million was completed prior to the Effective Date and included funds to retrofit and make any necessary repairs to the Blue Thunder Rigs, and to pay certain costs and expenses associated with the purchase, such as registration expenses. The notes under the Rig Financing bore interest at the three-month LIBOR rate plus 4%, payable in-kind quarterly by addition to principal. Pursuant to this agreement, upon our emergence from Chapter 11, the $15.1 million related to the Rig Financing was converted to equity of Allied Systems Holdings, Inc. Of the $15.1 million, $13.5 million represents the purchase cost of the Rigs, $0.3 million was used to pay certain costs associated with the purchase, $0.1 million represents interest, and the reminder was received by us to retrofit and make any necessary repairs to the Blue Thunder Rigs. As stipulated in the Rig Financing agreement, upon conversion, Yucaipa was to receive a percentage of the new equity of Allied Systems Holdings, Inc., with the numerator equal to the amount owed under the Rig Financing, including interest, and the denominator equal to $285 million minus debt, exclusive of the Rig Financing, plus cash on the Effective Date, after giving effect to the Joint Plan. Such percentage was estimated to be approximately 22% of which Yucaipa’s portion was approximately 18% and the other participants in the Rig Financing were to receive the remaining 4%. The conversion will be effected as of the fresh-start reporting date. The excess of the equity value received by Yucaipa and the other participants over the carrying amount of the Rig Financing will be recognized as an expense as of the conversion date.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Senior Notes
On September 30, 1997, we issued the $150 million 8 5/8% Senior Notes through a private placement. The Senior Notes were subsequently registered with the SEC. As holders of allowed general unsecured claims, holders of the Senior Notes received new common stock of Allied Systems Holdings, Inc. on a pro rata basis in exchange for the cancellation of the debt pursuant to the Joint Plan.
(12) Income Taxes
For the three months ended March 31, 2007 and 2006, the income tax (expense) benefit differed from the amounts computed by applying statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance. For both periods presented, we recognized tax expenses related to foreign jurisdictions where no valuation allowance is recorded.
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of the benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than a 50 percent likelihood of being realized. FIN 48 requires the evaluation of tax positions to be completed prior to assessing the need for a valuation allowance for deferred tax assets.
We adopted the provisions of FIN 48 on January 1, 2007. The cumulative-effect of applying the provisions of this Interpretation of $1.2 million was reported as an adjustment to the January 1, 2007, balance of accumulated deficit. The total amount of unrecognized tax benefits as of January 1, 2007 after applying the provisions of FIN 48 were $7.0 million. Included in the total unrecognized benefits at January 1, 2007, are $1.4 million of tax benefits that, if recognized, would favorably affect the effective income tax rates in future periods. At January 1, 2007, we had $643,000 of accrued interest and $233,000 of accrued penalties. It is our policy to classify interest and penalties recognized on the potential underpayment of income taxes as interest expense and other operating expenses, respectively, in the unaudited consolidated statement of operations.
The amount of unrecognized tax benefits did not materially change from January 1, 2007 to March 31, 2007. For certain uncertain tax positions it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly within the next twelve months as a result of the effects of our emergence from Chapter 11 or the settlement of audits that may be initiated. The range of the change that is reasonably possible is not currently determinable.
We file income tax returns in the U.S. federal jurisdiction, Canada, Mexico and in various state and provincial jurisdictions. Tax years 2001 through 2006 remain subject to examination for federal, state and provincial jurisdictions. We have recently been notified that the Canada Revenue Agency intends to audit the Canadian federal income tax returns for the years 2005 and 2006 for activity after the Petition Date.
(13) Commitments and Contingencies
(a) Chapter 11 Filing and Emergence

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
On May 18, 2007, the Bankruptcy Court entered an order confirming the Joint Plan and on the Effective Date, the Debtors emerged from Chapter 11.
As debtors-in-possession, we were authorized under Chapter 11 to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, most pending litigation and pre-petition liabilities were stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, could take any action, again subject to certain exceptions, to recover pre-petition claims against us. One exception to this stay of litigation was any action or proceeding by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applied could be fully and finally resolved in connection with the administration of the Chapter 11 Proceedings and, to the extent not resolved, will need to be addressed in the context of the Joint Plan.
(b) Letters of Credit
At March 31, 2007, we had issued $139.8 million of outstanding letters of credit to third parties related primarily to the settlement of claims and insurance liabilities and support for a line of credit at one of our foreign subsidiaries. Of the $139.8 million outstanding at March 31, 2007, $42.0 million of these letters of credit were secured by availability under the New DIP Revolver and $97.8 million were issued by our wholly owned captive insurance subsidiary, Haul Insurance Limited, and were collateralized by $97.8 million of restricted cash, cash equivalents and other time deposits held by this subsidiary. We renew these letters of credit annually. See Note 11 for a discussion of the current letter of credit facilities under the Secured Credit Facilities
(c) Litigation, Claims, Assessments
We are involved in various litigation and environmental matters relating to employment practices, damages, and other matters arising from operations in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial position but could have a material adverse effect on our results of operations in a future period.
As part of the previously disclosed settlement agreement with Ryder System, Inc. (“Ryder”), we issued a letter of credit in favor of Ryder and agreed to certain scheduled increases in the amount of the letter of credit. At March 31, 2007, the letter of credit totaled $7.5 million and is included in the $42.0 million of outstanding letters of credit noted in (b) above. Ryder may only draw on the letter of credit if we fail to pay workers’ compensation and liability claims assumed by us in the Ryder Automotive Carrier Group acquisition. We have provided the letter of credit in favor of Ryder because Ryder has issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims assumed by us. Under the agreement with Ryder, an actuarial valuation will be performed periodically to determine the remaining amount outstanding of the workers’ compensation and liability claims that we assumed. Based on the results of the actuarial valuation, the letter of credit will be adjusted, as appropriate. The letter of credit totals $7.5 million as of September 28, 2007.
(d) Purchase and Service Contract Commitments
We have a ten-year agreement with IBM, which commenced in February 2004, whereby IBM provides our mainframe computer processing services, manages those applications relating to our electronic data interchange, network services and technical services and provides us with applications development and support services. Our Chapter 11 filing has not affected the services pursuant to this contract. The purchase commitment for the remaining life of the agreement was approximately $75.0 million as of March 31, 2007.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
(e) Leases
We lease Rigs, office space, computer equipment, and certain terminal facilities under noncancelable operating lease agreements. Included in these noncancelable leases are operating lease commitments for approximately 315 Rigs. Original lease terms range between five and seven years. However, during 2006 and 2005, we amended certain of these lease agreements to extend them for an additional year. These operating leases expire between 2007 and 2010 and contain residual guarantees of up to 25% of the original cost of the Rigs. We included these residual value guarantees in the calculations that we performed in determining the proper classification of these leases. No accruals for these guarantees were considered necessary at March 31, 2007.
(f) Collective Bargaining Agreements
Employees of our subsidiary, Allied Systems Ltd., which represents approximately 80% of our U.S. employees, are covered by the National Master Automobile Transporters Agreement (“Master Agreement’) with the Teamsters in the U.S. The Master Agreement with these employees commenced on June 1, 2003 and is scheduled to expire on May 31, 2008.
The Joint Plan incorporates modifications to the Master Agreement with the Teamsters. The modifications were ratified by the affected employees and took effect upon the Effective Date. These modifications will remain in effect through May 28, 2010 as a part of any new collective bargaining agreement that we enter into with the Teamsters in the U.S. Significant provisions of the modifications include:
•	Total U.S. wage concessions of 15%, limited to $35 million per year during the three-year duration of the agreement;

•	The elimination of future Teamster wage increases;

•	A wage freeze relating to the salaries of management and other nonbargaining employees during the three-year duration of the agreement, subject to certain exceptions;

•	The right of Teamsters in the U.S. to receive a portion of earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of the projections included in the Disclosure Statement for the Joint Plan;

•	A requirement that a new Chief Executive Officer be appointed by the Effective Date; and

•	A requirement that within ninety days of the Effective Date, Allied and the IBT reach an agreement regarding the potential to have the employees of the Axis Group who perform carhaul work be represented by the IBT and have all carhaul work controlled by the Axis Group assigned by right of first refusal to our Automotive Group or another carhaul company subject to the Master Agreement. Allied and the IBT have extended the date to October 26, 2007 to reach an agreement on this matter. If Allied and the IBT can not reach a mutual agreement on this matter by October 26, 2007, we will have four months to sell those operations within the Axis Group.
Our collective bargaining agreement with the Teamsters Union in Eastern Canada was to expire on October 31, 2006. The negotiations regarding a new agreement were postponed during the Chapter 11 Proceedings and further negotiations subsequent to our emergence from Chapter 11 resulted in an extension of the expiration date through June 28, 2007. On June 24, 2007, our Teamster-represented employees in Eastern Canada ratified a new, three-year agreement that provides for certain wage and benefit increases retroactive to November 1, 2006, with additional increases scheduled to occur on November 1, 2007 and November 1, 2008. The effect of the retroactive payments of approximately $1.2 million will be reflected in the statement of operations for the three-month period ending June 30, 2007. This agreement covers those drivers, mechanics and yard personnel that are represented by the Teamsters Union in the provinces of Ontario and Quebec, which represent approximately 70% of our Canadian bargaining employees.
We can provide no assurance that our future union contracts which are negotiated as current contracts expire will not result in increased labor costs, labor disruptions and/or work stoppages, increased employee turnover or higher risk

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
management costs, which could in turn materially and adversely affect our financial condition, results of operations or customer relationships.
(g) Employee Agreements with Certain Executive Officers
As of the Effective Date, we entered into amended and restated employment agreements with certain executive officers of our company. The agreements provide for compensation to the officers in the form of annual base salaries and are for one-year terms which renew automatically unless either party gives the required notice before the end of the current term. In addition, we entered into an employment agreement with our new President and Chief Executive Officer, which became effective on June 1, 2007. This agreement includes provisions for a sign-on bonus, annual base salary, a performance-based bonus and reimbursement of relocation expenses, among other provisions. Each of the employment agreements provide for severance benefits based upon the occurrence of certain events as defined in the agreement. These employment agreements supersede any severance that would otherwise be payable under the employee retention plan.
During July 2007, the employment agreement with one of the above executive officers was terminated, and we paid $225,000 in severance as required by the terms of that agreement. This amount will be recognized as an expense during the three months ending September 30, 2007.
As disclosed in note 10 above, our Chief Executive Officer was terminated on or about May 31, 2007 and in connection therewith, we paid $1.1 million to him, the severance amount due to him under the employee retention plan. Also, in May 2007, we rejected the employment agreement dated February 23, 2000 as amended on January 21, 2005 with our then Chairman of the Board of Directors. As allowed by the provisions of the Bankruptcy Code, he is entitled to a claim for damages, based on the termination provisions of the employment agreement. The claim for approximately $429,000 will be allowed as a general unsecured claim. These amounts will be recognized as an expense during the quarter ended June 30, 2007, on or prior to the fresh-start reporting date.
(14) Earnings (Loss) Per Common Share
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings (loss) of the entity. For the three months ended March 31, 2007 and 2006, we excluded options to acquire approximately 1,532,000 and 1,573,000 shares of common stock, respectively, from the calculation of diluted earnings (loss) per share as the impact would have been antidilutive. Pursuant to the Joint Plan, new common stock of Allied Systems Holdings, Inc. was issued as of the Effective Date and all interests in Allied Holdings, Inc. common stock prior to the Effective Date, including options to acquire the common stock, were cancelled.
As of August 1, 2007, we had issued 7,035,101 shares of Allied Systems Holdings, Inc. common stock. However, we are still reviewing creditor claims of pre-petition liabilities and certain of those claims are not yet liquidated. In addition, the number of shares issued to new shareholders may be revised based upon resolution of the final claims. Therefore, upon resolution of these matters we could issue additional shares, which we currently estimate would result in no more than 10,000,000 shares in total.
(15) Stock-Based Compensation
In prior years we awarded nonqualified and incentive stock options under our long-term incentive plan that was approved by our stockholders. On the Effective Date, the long-term incentive plan and all interests in Allied Holdings, Inc. common stock, including options to acquire the common stock, were cancelled.
During the three months ended March 31, 2007 and 2006, we recorded stock-based compensation expense of approximately $57,000 and $93,000, respectively. The expense recorded represented compensation expense related

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
to stock options that were unvested at the date of adoption of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). No new stock options were granted during the three months ended March 31, 2007 or the three months ended March 31, 2006. The stock-based compensation expense recorded during the three months ended March 31, 2007 and 2006 is included in salaries, wages and fringe benefits in the accompanying unaudited consolidated statements of operations. At March 31, 2007, unrecognized compensation expense associated with unvested stock options was approximately $225,000, all of which will be recognized as expense during the second quarter of 2007, due in part to the cancellation of these options on the Effective Date.
(16) Other Comprehensive Income (Loss)
Total comprehensive loss for the three months ended March 31, 2007 and 2006 are presented below (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(12,596)	$(8,288)
Reclassification adjustment of amounts recognized as components of net periodic benefit cost, net of taxes of $0	444	—
Foreign currency translation adjustments, net of taxes of $0	(345)	56

	$(12,497)	$(8,232)

Accumulated other comprehensive loss, net of income tax benefits of $1.9 million as of March 31, 2007 and December 31, 2006, consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Foreign currency translation adjustments	$(189)	$156
Pension and other postretirement benefit plan adjustments	(23,786)	(24,230)

	$(23,975)	$(24,074)

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
Presented below is certain financial information related to these two segments and corporate/other for the three months ended March 31, 2007 and 2006 (in thousands):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues — unaffiliated customers:
Allied Automotive Group	$185,521	$233,412
Axis Group	7,600	7,416

Total	$193,121	$240,828

Operating (loss) income:
Allied Automotive Group	$(2,942)	$3,454
Axis Group	1,472	1,561
Corporate/other	(1,216)	(918)

Total	(2,686)	4,097
Reconciling items:
Interest expense	(7,592)	(9,541)
Investment income	1,202	1,036
Foreign exchange gains (losses), net	343	(170)

Loss before reorganization items and income taxes	(8,733)	(4,578)
Reorganization items	(3,668)	(3,583)

Loss before income taxes	$(12,401)	$(8,161)

Total assets of these two segments and corporate/other as of March 31, 2007 and December 31, 2006 are presented below (in thousands):

	March 31,	December 31,
	2007	2006
Total assets:
Allied Automotive Group	$202,750	$201,040
Axis Group	22,495	23,532
Corporate/other	148,644	114,196

Total	$373,889	$338,768

Geographic financial information for the three months ended March 31, 2007 and 2006 and as of March 31, 2007 and December 31, 2006, respectively, are presented below (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues:
United States	$147,194	$191,040
Canada	44,380	48,730
Other foreign operations	1,547	1,058

Total	$193,121	$240,828

	March 31,	December 31,
	2007	2006
Long-lived assets:
United States	$96,134	$93,805
Canada	32,799	31,431
Other foreign operations	5,854	3,995

Total	$134,787	$129,231

Revenues are attributed to the respective countries based on the terminal that provides the service and long-lived assets consist of property and equipment.

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
Our Automotive Group’s three largest customers are General Motors, Ford and Chrysler.  During the three months ended March 31, 2007, these customers accounted for 36%, 21% and 14%, respectively, of our Automotive Group’s revenues. A significant reduction in production, changes in product mix, plant closings, changes in production schedules, changes in our Automotive Group’s customers’ distribution strategies or the imposition of vendor price reductions by these manufacturers, the loss of General Motors, Ford, Chrysler or our two next largest customers, Toyota or Honda as a customer, or a significant reduction in the services provided to any of these customers by the Automotive Group would have a material adverse effect on our operations. General Motors, Ford and Chrysler, in particular, have each publicly announced plans to significantly reduce vendor costs including those associated with transportation services. In addition, our two largest customers, General Motors Corporation and Ford Motor Company, have recently announced plans regarding their intent to close certain production facilities, some of which we serve. A loss of volume would negatively impact our financial results.
(18) Supplemental Guarantor Information
As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, substantially all of our subsidiaries, the Guarantor Subsidiaries, guarantee our obligations under the Senior Notes. The guarantees are full and unconditional. The Guarantors are jointly and severally liable for our obligations under the Senior Notes and there are no restrictions on the ability of the Guarantors to make distributions to the parent company, Allied Holdings, Inc. who owns 100% of the Guarantor Subsidiaries.
The following consolidating balance sheet information, statement of operations information, and statement of cash flows information present the financial statement information of our parent company and the combined financial statement information of the Guarantor Subsidiaries and the subsidiaries that do not guarantee the obligations under the Senior Notes (the “Nonguarantor Subsidiaries”):

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING BALANCE SHEET INFORMATION
March 31, 2007
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$25,821	$457	$1,894	$—	$28,172
Restricted cash, cash equivalents and other time deposits	—	—	32,278	—	32,278
Receivables, net of allowances	—	46,914	2,127		49,041
Inventories	—	4,766	—	—	4,766
Deferred income taxes	2,982	—	(27)	27	2,982
Prepayments and other current assets	1,128	18,867	433	(763)	19,665

Total current assets	29,931	71,004	36,705	(736)	136,904

Property and equipment, net of accumulated depreciation	3,079	125,854	5,854	—	134,787
Goodwill, net	—	3,545	—	—	3,545
Other assets:
Restricted cash, cash equivalents and other time deposits	—	—	65,534	—	65,534
Other noncurrent assets	16,671	16,211	237	—	33,119
Intercompany receivables (payables)	77,326	(77,326)	—	—	—
Investment in subsidiaries	(107,001)	5,910	—	101,091	—

Total other assets	(13,004)	(55,205)	65,771	101,091	98,653

Total assets	$20,006	$145,198	$108,330	$100,355	$373,889

Current liabilities not subject to compromise:
Canadian revolving credit facility	$—	$372	$—	$—	$372
Accounts and notes payable	4,677	25,279	897	(763)	30,090
Intercompany (receivables) payables	(138,287)	117,419	20,868	—	—
Accrued liabilities	5,372	49,105	23,511	(2,038)	75,950
Deferred income taxes	—	—	106	—	106

Total current liabilities	(128,238)	192,175	45,382	(2,801)	106,518

Long-term liabilities not subject to compromise:
Debtor-in-possession credit facility	205,000	—	—	—	205,000
Postretirement benefits other than pensions	—	14,202	—	—	14,202
Deferred income taxes	3,003	—	—	—	3,003
Other long-term liabilities	296	16,313	46,943	—	63,552

Total long-term liabilities	208,299	30,515	46,943	—	285,757

Liabilities subject to compromise	157,682	41,669	—	—	199,351
Commitments and contingencies	—	—	—	—	—
Stockholders’ (deficit) equity :
Preferred stock, no par value	—	—	—	—	—
Common stock, no par value	—	—	—	—	—
Additional paid-in capital	49,138	166,130	2,488	(168,618)	49,138
Treasury stock	(707)	—	—	—	(707)
(Accumulated deficit) retained earnings	(242,193)	(262,173)	13,940	248,233	(242,193)
Accumulated other comprehensive loss, net of tax	(23,975)	(23,118)	(423)	23,541	(23,975)

Total stockholders’ (deficit) equity	(217,737)	(119,161)	16,005	103,156	(217,737)

Total liabilities and stockholders’ (deficit) equity	$20,006	$145,198	$108,330	$100,355	$373,889

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
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

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Three Months Ended March 31, 2007
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$6,431	$191,574	$1,836	$(6,720)	$193,121

Operating expenses:
Salaries, wages and fringe benefits	1,066	98,995	474	—	100,535
Operating supplies and expenses	3,673	39,086	354	—	43,113
Purchased transportation	—	22,881	26	—	22,907
Insurance and claims	—	8,898	296	(289)	8,905
Operating taxes and licenses	67	6,543	86	—	6,696
Depreciation and amortization	194	7,308	277	—	7,779
Rents	363	1,524	9	—	1,896
Communications and utilities	829	990	22	—	1,841
Other operating expenses	1,416	7,046	74	(6,431)	2,105
Loss on disposal of operating assets, net	—	30	—	—	30

Total operating expenses	7,608	193,301	1,618	(6,720)	195,807

Operating (loss) income	(1,177)	(1,727)	218	—	(2,686)

Other income (expense):
Interest expense	(1,197)	(6,337)	(58)	—	(7,592)
Investment income	—	10	1,192	—	1,202
Foreign exchange gains, net	—	245	98	—	343
Equity in (losses) earnings of subsidiaries	(6,677)	165	—	6,512	—

Total other income (expense)	(7,874)	(5,917)	1,232	6,512	(6,047)

(Loss) income before reorganization items and income taxes	(9,051)	(7,644)	1,450	6,512	(8,733)
Reorganization items	(3,526)	(141)	(1)	—	(3,668)

(Loss) income before income taxes	(12,577)	(7,785)	1,449	6,512	(12,401)
Income tax expense	(19)	(62)	(548)	434	(195)

Net (loss) income	$(12,596)	$(7,847)	$901	$6,946	$(12,596)

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
Three Months Ended March 31, 2006
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$6,512	$239,770	$1,398	$(6,852)	$240,828

Operating expenses:
Salaries, wages and fringe benefits	1,211	124,136	266	—	125,613
Operating supplies and expenses	3,419	45,111	132	—	48,662
Purchased transportation	—	30,888	20	—	30,908
Insurance and claims	—	10,930	343	(340)	10,933
Operating taxes and licenses	60	7,638	—	—	7,698
Depreciation and amortization	204	6,851	161	—	7,216
Rents	361	1,388	4	—	1,753
Communications and utilities	868	1,057	12	—	1,937
Other operating expenses	1,277	7,172	128	(6,512)	2,065
Gain on disposal of operating assets, net	—	(54)	—	—	(54)

Total operating expenses	7,400	235,117	1,066	(6,852)	236,731

Operating (loss) income	(888)	4,653	332	—	4,097

Other income (expense):
Interest expense	(2,427)	(7,051)	(63)	—	(9,541)
Investment income	—	9	1,027	—	1,036
Foreign exchange losses, net	—	(167)	(3)	—	(170)
Equity in (losses) earnings of subsidiaries	(1,460)	264	—	1,196	—

Total other income (expense)	(3,887)	(6,945)	961	1,196	(8,675)

(Loss) income before reorganization items and income taxes	(4,775)	(2,292)	1,293	1,196	(4,578)
Reorganization items	(3,495)	(88)	—	—	(3,583)

(Loss) income before income taxes	(8,270)	(2,380)	1,293	1,196	(8,161)
Income tax (expense) benefit	(18)	(2)	(341)	234	(127)

Net (loss) income	$(8,288)	$(2,382)	$952	$1,430	$(8,288)

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Three Months Ended March 31, 2007
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(12,596)	$(7,847)	$901	$6,946	$(12,596)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	194	7,308	277	—	7,779
Gain on disposal of operating assets, net	—	30	—	—	30
Write-off and amortization of deferred financing costs	124	—	—	—	124
Interest expense paid in kind	3,444	—	—	—	3,444
Foreign exchange gains	—	(245)	(98)	—	(343)
Reorganization items	3,526	141	1	—	3,668
Deferred income taxes	2	(6)	6	—	2
Stock-based compensation expense	57	—	—	—	57
Equity in (earnings) losses of subsidiaries	6,677	(165)	—	(6,512)	—
Change in operating assets and liabilities:			—
Receivables, net of allowances	—	4,209	(735)	—	3,474
Inventories	—	161	—	—	161
Prepayments and other assets	(376)	1,060	503	—	1,187
Accounts and notes payable	447	1,125	841	—	2,413
Intercompany payables/receivables	(4,969)	2,110	2,859	—	—
Accrued liabilities	(168)	2,365	(2,982)	(434)	(1,219)

Net cash (used in) provided by operating activities before payment of reorganization items	(3,638)	10,246	1,573	—	8,181
Reorganization items paid	(2,486)	(102)	(1)	—	(2,589)

Net cash (used in) provided by operating activities	(6,124)	10,144	1,572	—	5,592

Cash flows from investing activities:
Purchases of property and equipment	(133)	(9,106)	(2,350)	—	(11,589)
Proceeds from sales of property and equipment	—	152	—	—	152
Decrease in restricted cash, cash equivalents and other time deposits	—	—	481	—	481
Funds deposited with insurance carriers	—	(504)	—	—	(504)
Funds returned from insurance carriers	—	964	—	—	964

Net cash used in investing activities	(133)	(8,494)	(1,869)	—	(10,496)

Cash flows from financing activities:
Net repayments of original debtor-in-possession revolving credit facility	(45,005)	—	—	—	(45,005)
Net borrowings under Canadian revolving credit facility	—	372	—	—	372
Proceeds from new debtor-in-possession facility term borrowings	205,000	—	—	—	205,000
Proceeds from original debtor-in-possession facility term borrowings	2,000	—	—	—	2,000
Repayment of original debtor-in-possession facility term borrowings	(121,796)	—	—	—	(121,796)
Payment of deferred financing costs	(8,121)	—	—	—	(8,121)
Repayments of insurance financing arrangements	—	(1,611)	—	—	(1,611)

Net cash provided by (used in) financing activities	32,078	(1,239)	—	—	30,839

Effect of exchange rate changes on cash and cash equivalents	—	(143)	66	—	(77)

Net change in cash and cash equivalents	25,821	268	(231)	—	25,858
Cash and cash equivalents at beginning of period	—	189	2,125	—	2,314

Cash and cash equivalents at end of period	$25,821	$457	$1,894	$—	$28,172

ALLIED HOLDINGS, INC. AND SUBSIDIARIES
(Debtor-in-Possession since July 31, 2005)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
SUPPLEMENTAL CONSOLIDATING STATEMENT OF CASH FLOWS INFORMATION
Three Months Ended March 31, 2006
(In thousands)

	Allied	Guarantor	Nonguarantor
	Holdings	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(8,288)	$(2,382)	$952	$1,430	$(8,288)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	204	6,851	161	—	7,216
Gain on disposal of assets and other, net	—	(54)	—	—	(54)
Amortization of deferred financing costs	3,631	—	—	—	3,631
Foreign exchange losses	—	170	—	—	170
Reorganization items	3,495	88	—	—	3,583
Deferred income taxes	24	—	13	(36)	1
Stock-based compensation expense	93	—	—	—	93
Equity in losses (earnings) of subsidiaries	1,460	(264)	—	(1,196)	—
Change in operating assets and liabilities:
Receivables, net of allowances	—	2,234	(223)	—	2,011
Inventories	—	(19)	—	—	(19)
Prepayments and other assets	(3)	2,404	1,296	—	3,697
Accounts and notes payable	1,298	(1,863)	318	—	(247)
Intercompany payables/receivables	2,014	(2,303)	289	—	—
Accrued liabilities	504	7,497	(3,590)	(198)	4,213

Net cash provided by (used in) operating activities before payment of reorganization items	4,432	12,359	(784)	—	16,007
Reorganization items paid	(2,931)	(5)	—	—	(2,936)

Net cash provided by (used in) operating activities	1,501	12,354	(784)	—	13,071

Cash flows from investing activities:
Purchases of property and equipment	—	(6,190)	(26)	—	(6,216)
Proceeds from sales of property and equipment	—	149	—	—	149
Decrease in restricted cash, cash equivalents and other time deposits	—	—	9	—	9
Funds deposited with insurance carriers	—	(574)	—	—	(574)
Funds returned from insurance carriers	—	1,908	—	—	1,908

Net cash provided by (used in) investing activities	—	(4,707)	(17)	—	(4,724)

Cash flows from financing activities:
Net repayments of original debtor-in-possession revolving credit facility	(1,501)	—	—	—	(1,501)
Proceeds from insurance financing arrangements	—	178	—	—	178
Repayments of insurance financing arrangements	—	(8,182)	—	—	(8,182)

Net cash used in financing activities	(1,501)	(8,004)	—	—	(9,505)

Effect of exchange rate changes on cash and cash equivalents	—	(77)	—	—	(77)

Net change in cash and cash equivalents	—	(434)	(801)	—	(1,235)
Cash and cash equivalents at beginning of period	—	730	3,387	—	4,117

Cash and cash equivalents at end of period	$—	$296	$2,586	$—	$2,882

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the discussion and analysis in this section in conjunction with the consolidated financial statements and accompanying notes included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and the consolidated financial statements, related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition, we use forward-looking statements in the discussion that follows. Forward-looking statements by nature involve risks and uncertainties and hence our actual results could differ materially from our expectations as a result of various factors, some of which we discuss in Part II, “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.
Executive Overview
As more fully discussed in Note 1 to the unaudited consolidated financial statements included in “Item 1. Financial Statements,” from July 31, 2005 through May 29, 2007, the Effective Date, Allied Holdings, Inc. and substantially all of its subsidiaries operated under Chapter 11 of the Bankruptcy Code. On the Effective Date, the Debtors emerged from Chapter 11 and Allied Holdings, Inc. merged into its wholly owned subsidiary, Allied Systems Holdings, Inc., a Delaware corporation, with Allied Systems Holdings, Inc. as the surviving corporation. The authorized capital stock of Allied Systems Holdings, Inc. as of the Effective Date consisted of one hundred million (100,000,000) shares of common stock, par value $0.01 per share, and ten million (10,000,000) shares of preferred stock, par value $0.01 per share.
We continue to operate in substantially our previous form, and the outstanding claims against and interests in the Debtors are being resolved pursuant to the Joint Plan. As of the Effective Date, our debtor-in-possession financing was converted to Secured Credit Facilities that serve as our exit financing. The implementation of the Joint Plan includes, among other things, the consummation of the following transactions:
i)	Payment in cash, reinstatement, return of collateral or other treatment of other secured claims, as agreed with the holder of each such claim;

ii)	Distribution of new common stock of Allied Systems Holdings, Inc. on a pro rata basis to the holders of allowed general unsecured claims;

iii)	Cancellation of the existing common stock interests in Allied Holdings, Inc. (holders of equity interests receive nothing under the Joint Plan); and

iv)	Assumption of selected contracts.
We will adopt fresh-start reporting as of the Effective Date, pursuant to SOP 90-7, which is more fully discussed in Note 3 to the unaudited consolidated financial statements included in “Item 1. Financial Statements.” Upon adoption, assets and liabilities will be adjusted to reflect their estimated fair values and the effects of the Joint Plan will be recorded. As a result, subsequent financial statements of Allied Systems Holdings, Inc. will not be comparable, in various material respects, to any of our previously issued financial statements.
In addition, the Joint Plan requires that we work with the IBT to determine whether we can reach an agreement regarding the potential to have the employees of our Axis Group who perform carhaul work be represented by the IBT, and if so, on what terms and conditions, and to have carhaul work that is controlled by the Axis Group assigned by right of first refusal to our Automotive Group or another carhaul company subject to the Master Agreement. We were to reach an agreement with the IBT on this issue within ninety days of the Effective Date. Allied and the IBT have agreed to extend the date to October 26, 2007 to reach an agreement on this matter. If an agreement acceptable to both Allied and the IBT is not reached by October 26, 2007, we will have four months to sell those operations within the Axis Group. We are continuing to work with the IBT in an effort to bring this matter to a conclusion within the sixty-day extension.
On the Effective Date, we emerged from Chapter 11 with a redesigned capital structure, lower debt, improved customer contracts and improved contract terms with the IBT regarding our employees in the U.S. represented by the Teamsters. We believe that the factors that precipitated our need to file for protection under Chapter 11 have been adequately addressed and that we are positioned to improve our operating performance and profitability. However, our ability to achieve the necessary improvements is dependent upon several factors including the timely and successful implementation of the Joint Plan, the economy, the dynamics of the automotive transportation industry including actions by our major customers, our ability to retain our existing business, our ability to develop and implement successful business strategies, our ability to maintain effective relationships with our employees including those represented by the Teamsters, our ability to maintain effective relationships with our suppliers and customers, the price and availability of fuel and our ability to successfully manage other operational challenges. If we fail to improve our performance, it could continue to have an adverse effect on our financial condition, cash flow, liquidity and business prospects and our operations would not likely be profitable in the ensuing years.

The number of vehicles delivered by our Automotive Group in each of the quarters during 2005 and 2006 and the first quarter of 2007 has been consistently less than the number of vehicles delivered during the comparable period in the prior year. Furthermore, the level of decline on a year-over-year basis has been increasing. We have been able to offset at least a portion of the unfavorable impact on revenue caused by the reduction in the number of vehicles delivered with customer rate increases. We have reached an agreement in principle with Chrysler Corporation to renew our current contract for a two year term expiring September 30, 2009.  The agreement in principle provides for us to retain substantially all the business our Automotive Group currently transports for Chrysler in North America.  The agreement in principle provides for increases in the rates on the business served by our Automotive Group effective October 1, 2007 and October 1, 2008.  The agreement in principle remains subject to the execution of a definitive agreement.
Allied Automotive’s business is highly dependent on its largest customers, General Motors, Ford and Chrysler, who each reduced production levels during 2006 and 2007, including selected plant closures in the U.S. General Motors and Ford have publicly announced additional plans to reduce production levels and eliminate excess manufacturing capacity including plans to eliminate jobs and reduce costs for certain employees. The efforts underway by our customers to improve their overall financial condition could result in numerous changes that are beyond our control including additional unannounced customer plant closings, changes in products or distribution patterns, further volume reductions, labor disruptions, changes or disruptions in our accounts receivable, mandatory reductions in our pricing, terms or service conditions or market share losses. We cannot accurately anticipate some of the risks associated with the financial condition of our largest customers and the trend of lower vehicle deliveries in comparison to prior years could continue.
In this section, we will discuss the following:
•	Results of Operations;

•	Liquidity and Capital Resources;

•	Off-Balance Sheet Arrangements;

•	Disclosures About Market Risks;

•	Critical Accounting Policies and Estimates;

•	Recent Accounting Pronouncements;

•	Factors Which May Affect Future Results; and

•	Cautionary Notice Regarding Forward-looking Statements.
Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
For the first quarter of 2007, our revenues decreased 19.8% over the first quarter of 2006. The number of vehicles delivered in the first quarter of 2007 was 18% lower than the number delivered in the first quarter of 2006. Revenue per vehicle delivered decreased $3.27 or 2.9%. Our operating results for the first quarter of 2007 were $6.8 million lower than the first quarter of 2006 and our net loss increased $4.3 million. The primary factors contributing to the increase in the net loss were the lower volume of vehicles delivered, which were partially offset by customer rate increases, a reduction in interest expense and lower workers’ compensation expense related primarily to the effect of lower premiums for 2007 coverage. The following table sets forth the percentage relationship of expense items to revenues:

	As a % of revenues
	Three Months ended March 31,
	2007	2006
	%	%
Revenues	100.0%	100.0%

Operating expenses:
Salaries, wages, and fringe benefits	52.1%	52.2%
Operating supplies and expenses	22.3%	20.2%
Purchased transportation	11.9%	12.8%
Insurance and claims	4.6%	4.5%
Operating taxes and licenses	3.5%	3.2%
Depreciation and amortization	4.0%	3.0%
Rents	1.0%	0.7%
Communications and utilities	1.0%	0.8%
Other operating expenses	1.1%	0.9%
Loss (gain) on disposal of operating assets, net	0.0%	(0.0)%

Total operating expenses	101.5%	98.3%

Operating (loss) income	(1.5)%	1.7%
Other income (expense):
Interest expense	(3.9)%	(4.0)%
Investment income	0.6%	0.4%
Foreign exchange gains (losses), net	0.2%	(0.1)%

Total other income (expense):	(3.1)%	(3.7)%

Loss before reorganization items and income taxes	(4.6)%	(2.0)%
Reorganization items	(1.9)%	(1.5)%

Loss before income taxes	(6.5)%	(3.5)%
Income tax expense	(0.1)%	(0.1)%

Net loss	(6.6)%	(3.6)%

Revenues
Revenues were $193.1 million in the first quarter of 2007 compared to revenues of $240.8 million in the first quarter of 2006, a decrease of 19.8% or $47.7 million. The decrease in revenues was due primarily to a decline in the number of vehicles delivered by our Automotive Group as well as a decrease in revenue per vehicle delivered.
The number of vehicles that we delivered declined by approximately 18% from 2,076,000 units in the first quarter of 2006 to 1,700,000 units in the first quarter of 2007. This reduction was due primarily to a 12% decline in vehicle production by our three largest customers and, to a lesser extent, to the closure of certain terminal locations in 2006 and fewer vehicles hauled for Toyota and Honda as a result of contract revisions.
During the first quarter of 2007, revenue per vehicle delivered decreased by $3.27, or 2.9%, over the first quarter of 2006, primarily as a result of a decrease in the average distance driven to deliver a vehicle, the weakening of the Canadian dollar, a decrease in fuel surcharges and other factors such as customer and vehicle mix. These decreases were partially offset by certain customer rate increases.
During the first quarter of 2007, the average distance driven to deliver a vehicle, which we refer to as the “average length of haul,” decreased 2.8%, or $3.09 per vehicle delivered. A portion of our revenues is based on the number of miles driven to deliver a vehicle, therefore, a decrease in the average length of haul decreases our revenue and revenue per unit. The average length of haul may fluctuate based on changes in the distribution patterns of our customers and how the vehicle deliveries are dispatched from our terminal locations.
During the first quarter of 2007, the Canadian dollar averaged the equivalent of U.S. $0.8537 compared to U.S. $0.8662 during the first quarter of 2006, which resulted in a decrease in revenues of approximately $0.6 million. This factor contributed $0.37 to the overall decrease in revenue per unit of $3.27. However, the effect on operating income was partially offset by a corresponding decrease in expenses for our Canadian subsidiary related to the currency fluctuation.
During the first quarter of 2007, fuel surcharge revenue per vehicle delivered decreased $0.29, or 4%, compared to the first quarter of 2006. Revenues from our fuel surcharge programs represent billings to our customers related to the price of fuel in excess of certain levels established with those customers. The fuel surcharge programs mitigate, in part, the rising cost of fuel by allowing us to pass on at least a portion of the increase to those customers who participate in the programs. Fuel surcharges received from customers vary primarily as a result of the changes in the average price of fuel and reset at varying intervals, which do not exceed one quarter, based on fuel prices in the applicable preceding time period. This results in a lag between the time period when fuel prices change and the time period when the fuel surcharge is adjusted. Though fuel prices in the first quarter of 2007 were higher than fuel prices in the first quarter of 2006, fuel prices in the fourth quarter of 2006 were approximately 6.5% and 11% lower than fuel prices in the fourth quarter of 2005 for our U.S. and Canadian operations, respectively. Future revenues derived from fuel surcharges would be impacted if any customer terminated its fuel surcharge agreement with us.
During the Chapter 11 Proceedings, we renewed contracts with rate increases with certain of our major customers and estimate that our revenues increased by approximately $2.4 million, or $1.42, per unit in the first quarter of 2007 over the first quarter of 2006 as a result of changes in customer pricing.
Our revenues are variable and can be impacted by changes in OEM production levels, especially sudden unexpected or unanticipated changes in production schedules, changes in distribution patterns, product type, product mix, product design or the weight or configuration of vehicles transported by our Automotive Group. As an example, our revenues were adversely affected by recent decisions announced by General Motors and Ford to close certain manufacturing plants in the future and the recent decisions by General Motors, Ford and Chrysler to further reduce production at several of their manufacturing plants.
In addition, our revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters as a result of the higher volume of vehicles shipped. The volume of vehicles shipped is generally higher during the second quarter as North American light vehicle production has historically been at its highest level during this quarter due to higher consumer sales of automobiles, light trucks and SUVs in the spring and early summer. The introduction of new models in the fall of each year combined with the manufacturers’ motivation to ship vehicles before calendar year-end, increase shipments to dealers through the fourth quarter. During the first and third quarters, vehicle shipments typically decline due to lower production volume during those periods. The third quarter volume does benefit from the introduction of new models, but the net volume for the quarter is typically lower than the second and fourth quarters due to the scheduled OEM plant shutdowns, which generally occur early in the third quarter. The first quarter volume is negatively impacted by the holiday shutdown in December of each year and the relatively low inventory of vehicles to ship as a result of maximizing shipments at the end of the year. As a result of these and other factors, our operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
Salaries, wages and fringe benefits
Salaries, wages and fringe benefits decreased $25.1 million, or 20.0%, in the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of the following:
•	The decrease in the number of vehicles delivered in the first quarter of 2007 compared to the first quarter of 2006, which resulted in a decrease in bargaining wages and benefits of approximately $18.4 million. Driver pay is based primarily on the number of miles driven to deliver vehicles and is affected by changes in revenue related to changes in volume.

•	Lower workers’ compensation expense of $5.8 million due primarily to the effect of lower premiums for 2007 coverage and to a lesser extent, favorable development of claims from prior years of $1.0 million; and

•	A reduction in non-bargaining salaries and benefits of $1.3 million due primarily to a 5.9% reduction in the average number of employees and lower costs for employee medical claims in the first quarter of 2007 compared to the first quarter of 2006.
As a percentage of revenues, salaries, wages and fringe benefits decreased from 52.2% of revenues in the first quarter of 2006 to 52.1% of revenues in the first quarter of 2007, primarily as a result of the decrease in workers’ compensation expense, partially offset by certain fixed cost components included in salaries, wages and fringe benefits that do not fluctuate directly with revenues.

Operating supplies and expenses
Operating supplies and expenses increased from 20.2% of revenues in the first quarter of 2006 to 22.3% of revenues in the first quarter of 2007. This increase was due primarily to certain fixed costs included in operating supplies and expenses, such as outsourcing costs related to the maintenance of our computer equipment and certain other maintenance costs related to our terminal operations, which are not directly affected by fluctuations in revenue.
Fuel expense increased from 8.6% of our Automotive Group’s revenues in the first quarter of 2006 to 9.2% of our Automotive Group’s revenues in the first quarter of 2007. For our U.S. operations the average price of fuel was approximately 1.8% higher in the first quarter of 2007 than the first quarter of 2006, and for our Canadian operations the average price of fuel was flat quarter over quarter. The fuel surcharge agreements that we have in place with substantially all of our customers mitigate, in part, the unfavorable impact on our operating income resulting from increases in fuel prices. However, due to the lag between when fuel prices change and the time period when the fuel surcharge is adjusted, there was a net unfavorable impact, net of broker participation, quarter over quarter of approximately $1.1 million on our operating loss. The difference between the increase in fuel expense resulting from higher fuel prices and the amount of fuel surcharge received from customers during any quarter is due to the timing difference described above in the revenue section.
Overall, operating supplies and expenses decreased $5.5 million, or 11.4%, in the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of:
•	A decrease of $3.0 million in fuel expense due primarily to the lower number of vehicles delivered, partially offset by an increase in the average price of fuel. We estimate that the lower number of vehicles delivered resulted in a reduction in fuel expense of approximately $3.7 million which was partially offset by approximately $0.7 million due to the increase in the price of fuel; and

•	A decrease of $2.8 million in repairs and maintenance primarily as a result of the lower number of miles driven to deliver vehicles.
These decreases were partially offset by an increase in various other general operating supplies and expenses.
Purchased transportation
Purchased transportation expense primarily represents the cost to our Automotive Group of utilizing Teamster represented owner-operators of Rigs who receive a percentage of the revenue they generate from transporting vehicles on our behalf as well as certain fringe benefit payments. Fuel surcharge revenue and customer rate increases derived from deliveries by owner-operators are reimbursed to the owner-operator and recorded in purchased transportation. Purchased transportation as a percentage of revenues decreased from 12.8% of revenues in the first quarter of 2006 to 11.9% of revenues in the first quarter of 2007 and purchased transportation expense decreased by $8.0 million, or 25.9%, quarter over quarter. The decrease in purchased transportation expense was due primarily to a 12.6% reduction in the number of vehicles delivered by owner-operators on our behalf, as well a decrease of approximately 11.9% in the average length of haul for those vehicle deliveries. While the Automotive Group’s average length of haul decreased only 2.8% in the first quarter of 2007 over the first quarter of 2006, deliveries over the shorter distance were primarily made by our owner-operators with our employee drivers making the deliveries over the longer distance. Purchased transportation as a percentage of revenues may fluctuate based on changes in the distribution patterns of our customers and how the vehicle deliveries are dispatched from our terminal locations.
Insurance and claims
Insurance and claims expense increased from 4.5% of revenues in the first quarter of 2006 to 4.6% of revenues in the first quarter of 2007. The actual expense decreased $2.0 million primarily as a result of the lower expense associated with the lower number of miles driven in the first quarter of 2007 compared to the first quarter of 2006. As a percentage of revenues, insurance and claims expense increased due in part to the decrease in revenues associated with the decrease in revenue per unit, which does not cause insurance and claims expense to vary.

Operating taxes and licenses
Operating taxes and licenses primarily represent taxes on fuel purchased for our tractors and trailers and include license renewal fees. The taxes vary based on fuel purchases while the license renewal fees are primarily fixed. The actual operating taxes and license expense decreased $1.0 million, primarily as a result of the lower fuel consumption in the first quarter of 2007 compared to the first quarter of 2006. However, as a percentage of revenues, operating taxes and licenses increased from 3.2% to 3.5% due to the fixed cost components that do not fluctuate with revenue.
Depreciation and amortization
Depreciation and amortization increased $0.6 million from 3.0% of revenues in the first quarter of 2006 to 4.0% of revenues in the first quarter of 2007 due to increases in capital spending in 2006 and the first quarter of 2007. During 2006, capital expenditures were approximately $35.8 million, an increase of $16.4 million over the amount invested in 2005. For the first quarter of 2007, capital expenditures were $11.6 million. The majority of our capital expenditures are related to our fleet of Rigs.
Interest expense
Interest expense decreased from $9.5 million in the first quarter of 2006 to $7.6 million in the first quarter of 2007. This reduction was primarily a result of the following:
•	Lower amortization of deferred financing costs in the first quarter of 2007 compared to the first quarter of 2006. Primarily as a result of the first quarter 2006 accelerated amortization of deferred financing costs related to the Original DIP Facility, deferred financing costs in the first quarter of 2007 were $3.5 million lower than the first quarter of 2006. In March 2006, the amortization period for the deferred financing costs related to the Original DIP Facility was revised to end on the extended date of the forbearance period, May 18, 2006. Previously, the costs were being amortized through the original maturity date, February 2, 2007.

•	Lower interest of $0.5 million related to insurance financing arrangements as a result of lower insurance borrowings in 2007 compared to 2006.
The reductions above were offset by the following:
•	A prepayment penalty of $1.1 million, incurred during the first quarter of 2007, in respect of the Original DIP Facility;

•	Lender fees of approximately $0.6 million incurred during the first quarter of 2007, related to the Original DIP Facility; and

•	An increase in the effective interest rate. Average interest rates were approximately 0.95 percentage points higher in the first quarter of 2007 compared to the first quarter of 2006 resulting in additional interest expense of approximately $0.4 million.
Investment income
Investment income increased from $1.0 million in the first quarter of 2006 to $1.2 million in the first quarter of 2007 due primarily to an increase in interest rates on time deposits. The weighted-average interest rate on time deposits was approximately 4.9% during the first quarter of 2007 compared to 4.0% during the first quarter of 2006. The effect was partially offset by the effect of a decrease of approximately $4.5 million in the average balance of restricted cash, cash equivalents and other time deposits due to the reduced amount required to collateralize letters of credit related to insurance liabilities.

Reorganization items
Reorganization items represent costs related to the Chapter 11 Proceedings. These costs, which were flat quarter over quarter, represent primarily legal and professional services rendered in connection with our Chapter 11 filing. These costs are summarized in Note 3 to the unaudited consolidated financial statements included in “Item 1. Financial Statements.”
Income taxes
In the first quarter of 2007 and 2006, we recognized tax expenses of $195,000 and $127,000, respectively. The income tax expense in both quarters differed from the amount computed by applying statutory rates to the reported loss before income taxes since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance. For both periods, we recognized tax expenses related to foreign jurisdictions where the valuation allowance is not required.
Liquidity and Capital Resources
Our primary sources of liquidity are funds provided by operations and borrowings from our lenders. We also periodically borrow under insurance financing arrangements to fund our insurance programs. We use our cash primarily for the purchase, remanufacture and maintenance of our Rigs and terminal facilities, the payment of operating expenses, the servicing of our debt, the funding of other capital purchases, and to pay legal and professional fees related to the Chapter 11 Proceedings. We use restricted cash, cash equivalents and other time deposits to collateralize letters of credit required by third-party insurance carriers. These collateral assets are not available for our general use in operations. During the Chapter 11 Proceedings, we obtained debtor-in-possession financing which allowed us to continue to operate in the normal course of business during the Chapter 11 Proceedings. Funds were available to help satisfy our working capital obligations, including payment under normal terms for goods and services provided after the Petition Date, payment of wages and benefits to active employees and retirees and other items approved by the Bankruptcy Court.
Operating Activities
We use the indirect method to prepare our statement of cash flows. Accordingly, we compute net cash provided by operating activities by adjusting the net loss for all items included in the net loss that do not currently affect operating cash receipts and payments. Cash provided by operating activities was $5.6 million for the first quarter of 2007 compared to $13.1 million for the first quarter of 2006, a decrease in operating cash flows of $7.5 million. This decrease in cash from operating activities was primarily due to the unfavorable operating performance compared to the prior quarter. Less cash was collected from our customers, partially offset by lower payments for interest and certain operating expenditures.
Investing Activities
During the first quarter of 2007, we used $10.5 million in investing activities compared to $4.7 million during the first quarter of 2006. This increase was primarily a result of an increase in capital spending on our fleet. Capital expenditures for the first quarter of 2007 were $11.6 million compared to $6.2 million in the first quarter of 2006, most of which was spent on our fleet of Rigs. During the first quarter of 2007, we purchased 55 new tractors and 5 new trailers. We also remanufactured 38 tractors and 53 trailers and replaced approximately 78 engines. During the first quarter of 2006, we purchased no new tractors or trailers but remanufactured 45 tractors and 70 trailers and replaced approximately 105 engines.
During the second quarter of 2007, we entered into an agreement with Yucaipa pursuant to which Yucaipa would purchase the Blue Thunder Rigs, which were then to be sold to us at cost. The Rig Financing, which was provided by Yucaipa, was approved by the Bankruptcy Court on April 6, 2007. The Rig Financing of $15 million was completed prior to the Effective Date and included funds to retrofit and make any necessary repairs to the Blue Thunder Rigs, and to pay certain costs and expenses associated with the purchase, such as registration expenses. The notes under the Rig Financing bore interest at LIBOR plus 4%, payable in-kind quarterly by addition to principal. Pursuant to this agreement, we purchased 170 Rigs from Yucaipa during the second quarter of 2007 for

$13.5 million and upon our emergence from Chapter 11, the $15.1 million related to the Rig Financing was converted to equity of Allied Systems Holdings, Inc. Of the $15.1 million, $13.5 million represented the purchase cost of the Rigs, $0.3 million was used to pay certain costs associated with the purchase, $0.1 million represented interest, and the reminder was received by us to retrofit and make any necessary repairs to the Blue Thunder Rigs. As stipulated in the Rig Financing agreement, Yucaipa received a percentage of the new equity of Allied Systems Holdings, Inc., with the numerator equal to the amount owed under the Rig Financing, including interest, and the denominator equal to $285 million minus debt, exclusive of the Rig Financing, plus cash on the Effective Date, after giving effect to the Joint Plan.
Financing Activities
Financing activities provided us with $30.8 million during the first quarter of 2007 while we used $9.5 million in financing activities during the first quarter of 2006. This increase in net cash flow provided by financing activities was due primarily to the following factors:
•	Net borrowings under our credit facilities were approximately $40.6 million in the first quarter of 2007. In the first quarter of 2006, we had net repayments of $1.5 million under the then revolving credit facility;

•	During the first quarter of 2007, the repayments under insurance financing arrangements were $6.6 million lower than the repayments during the first quarter of 2006 since more premiums were financed for the 2006 coverage; and

•	In the first quarter of 2007, we paid financing costs of $8.1 million related to the New DIP Facility, partially offsetting the other increases.
Debt and Letters of Credit
As more fully discussed in Note 11 to the unaudited consolidated financial statements included in “Item 1. Financial Statements,” in connection with our emergence from Chapter 11, effective May 29, 2007, our New DIP Facility was converted to the Secured Credit Facilities that serve as our exit financing. The First Lien Facility will mature five years after the Effective Date and the Second Lien Facility will mature five and a half years after the Effective Date.
Amounts outstanding under the Secured Credit Facilities bear interest at the following annual rates:
•	First Lien Term Loan Facility — At our option, either the Base Rate (which is equal to the greater of the prime rate as published from time to time in The Wall Street Journal or the federal funds rate plus one-half of 1%) plus 3.0%, or the Adjusted Eurodollar Rate plus 4.0%;

•	Second Lien Term Loan Facility — At our option, either the Base Rate plus 6.5%, or the Adjusted Eurodollar Rate plus 7.5%; and

•	First Lien Revolver — At our option, either the Base Rate plus 1.0%, or the Adjusted Eurodollar Rate plus 2.0%.

To mitigate the risk of rising interest rates, in August 2007 we entered into floating-to-fixed interest rate swap agreements with an aggregate notional value of $180 million. These interest rate swap agreements have three-year terms and fix the LIBOR component to a weighted-average fixed rate of 5.13% during the terms. Our Secured Credit Facilities require us to hedge a minimum of 50% of the aggregate principal amount of the total indebtedness under those facilities at the date of the conversion. Future results of operations could be impacted by unrealized gains or losses related to these interest rate swap agreements.
In addition, among the fees we will be charged under the Secured Credit Facilities are the following: (A) a credit fee pursuant to the Letter of Credit Facility equal to the Adjusted Eurodollar Rate plus 4.15% per annum times the average daily amount deposited by the lenders under the Letter of Credit Facility; (B) a commitment fee of 1.75% per annum times the daily average undrawn portion of the First Lien Term Loan Facility; (C) a commitment fee of 0.375% per annum times the daily average undrawn portion of the First Lien Revolver; and (D) a fronting fee under the Letter of Credit Facility of 0.55% of the average daily maximum amount available to be drawn under letters of credit issued under the Letter of Credit Facility. As of March 31, 2007, $205 million was outstanding under the term loans. On May 11, 2007, the remaining $25 million was drawn under the term loan and the excess cash was invested in REPOs. As of September 28, 2007, we had $32 million available under the First Lien Revolver.

As of March 31, 2007, we were in compliance with the financial covenants of the Secured Credit Facilities but can provide no assurance that we will be able to comply with these covenants or, if we fail to do so, that we will be able to obtain amendments or waivers of such covenants.
We also have a Canadian Revolver, which bears interest at the bank’s prime lending rate plus 0.5% and is secured by a letter of credit of $2.6 million, which is included in the $49.8 million of outstanding letters of credit discussed below. As of March 31, 2007, $0.4 million was outstanding on the Canadian Revolver. However, as of September 28, 2007, there were no borrowings on the Canadian Revolver.
As holders of allowed general unsecured claims, holders of the Senior Notes received new common stock of Allied Systems Holdings, Inc. on a pro rata basis in exchange for the cancellation of the debt pursuant to the Joint Plan as of the Effective Date.
We renew our letters of credit annually. At March 31, 2007, we had issued $139.8 million of outstanding letters of credit to third parties related primarily to the settlement of insurance liabilities and support for a line of credit at one of our foreign subsidiaries. Of the $139.8 million outstanding at March 31, 2007, $42.0 million of these letters of credit were secured by availability under the New DIP Revolver and $97.8 million were issued by our wholly owned captive insurance subsidiary, Haul Insurance Limited, and were collateralized by $97.8 million of restricted cash, cash equivalents and other time deposits held by this subsidiary.
The amount of letters of credit that we may issue under the First Lien Revolver included in the Secured Credit Facilities may not exceed $50 million. As of September 28, 2007, we had utilized $40.0 million of this availability and had $10.0 million available. See Note 11 for a discussion of the current letter of credit facilities under the Secured Credit Facilities.
Off-Balance Sheet Arrangements
Between January 1, 2007 and September 28, 2007, we entered into no new significant off-balance sheet arrangements. See our 2006 Annual Report on Form 10-K for a discussion of our off-balance sheet arrangements as of December 31, 2006.
Disclosures About Market Risks
We face several risks, some of which we discuss in Part II, “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. The primary market risks inherent in our market risk sensitive instruments and positions are the potential loss arising from adverse changes in fuel prices, interest rates, losses related to retained risks and foreign currency exchange rates.
Fuel Prices
Our Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as the weather, government policies and changes in global demand and global production. To reduce the price risk caused by market fluctuations, our Automotive Group periodically purchases fuel in advance of consumption. A 10% increase in the average price of diesel fuel for the 12 months ended March 31, 2007 would increase costs by $9.4 million over the next 12 months assuming levels of fuel consumption in the next 12 months are consistent with levels of fuel consumed during the 12 months ended March 31, 2007. At least a portion of this increase in costs could be recovered by our fuel surcharge arrangements with our customers. Currently, we have in place fuel surcharge agreements with substantially all of our customers. In periods of rising fuel prices and declining vehicle deliveries, we may not recover all of the fuel price increase through our fuel surcharge programs since fuel surcharges reset at varying intervals, which do not exceed one quarter, based on fuel prices in the applicable preceding time period.
Interest Rates
We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. As of March 31, 2007, we had $205.0 million outstanding under the New DIP Facility subject to variable rates of interest. As discussed previously, the New DIP Facility was subsequently restructured and converted to exit financing. See “Debt and Letters of Credit” above for a discussion of the Secured Credit Facilities’

interest rates, which remain variable. Based on the outstanding balance of the New DIP Facility as of March 31, 2007, the impact of a three-percentage point increase in interest rates would result in an increase in our annual interest expense of approximately $6.2 million.
To mitigate the risk of rising interest rates, in August 2007 we entered into floating-to-fixed interest rate swap agreements with an aggregate notional value of $180 million. These interest rate swap agreements have three-year terms and fix the LIBOR component to a weighted-average fixed rate of 5.13% during the terms. Our Secured Credit Facilities require us to hedge a minimum of 50% of the aggregate principal amount of the total indebtedness under those facilities at the date of the conversion. Future results of operations could be impacted by unrealized gains or losses related to these interest rate swap agreements.
Risk Management Retention
As more fully discussed in our 2006 Annual Report on Form 10-K, we retain losses for certain risks within certain limits through high deductibles or self-insured retentions. For certain risks, coverage for losses is provided by unrelated primary and reinsurance companies (“third-party insurance carriers”). Our coverage is based on the date that a claim is incurred. Haul Insurance Limited, our captive insurance subsidiary, provides reinsurance coverage to certain of our third-party insurance carriers for certain types of losses for certain years within our insurance program, primarily insured workers’ compensation, automobile and general liability risks. In states where we are insured for workers’ compensation claims, the majority of our risk in 2007 and 2006 is covered by a fully insured program with no deductible.
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
Foreign Currency Exchange Rates
Though we operate primarily in the U.S., we own foreign subsidiaries, the most significant being Allied Systems (Canada) Company. The net investment in our foreign subsidiaries translated into U.S. dollars using the rate of exchange in effect at March 31, 2007, was $40.7 million. The potential impact on other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates approximates $4.1 million.
At March 31, 2007, we had an intercompany payable balance of $46.9 million denominated in U.S. dollars recorded on our Canadian subsidiary’s balance sheet. The potential impact from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance would be a $4.7 million charge or credit to the statement of operations. We do not currently use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates.
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
A summary of the significant accounting policies that we follow in the preparation of our financial statements as well as footnotes describing various elements of the financial statements and the assumptions on which specific amounts were determined, are included in our consolidated financial statements included in our 2006 Annual Report on Form 10-K. In addition, our critical accounting policies and estimates are discussed in our 2006 Annual Report on Form 10-K, and we believe that no material changes have occurred with respect to our critical accounting policies and estimate since the filing of that report, except for accounting for uncertainty in income taxes.
Accounting for Uncertainty in Income Taxes — We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We undertook a comprehensive review of our tax positions, and the cumulative effect of adopting the provisions of FIN 48 to all tax positions resulted in a cumulative effect adjustment to accumulated deficit of $1.2 million as of January 1, 2007. As of the date of adoption, the total amount of unrecognized tax benefits was $7.0 million, and interest and penalties were $0.9 million. Included in the total unrecognized benefits at January 1, 2007, are $1.4 million of tax benefits that, if recognized, would favorably affect the effective income tax rates in future periods. For certain uncertain tax positions it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly within the next twelve months as a result of the effects of our emergence from Chapter 11 or the settlement of audits that may be initiated.
The determination as to whether a tax position meets the recognition threshold requires significant judgment as it relates to whether, based on the technical merits, the position would be sustained upon examination. Additional judgment is required to determine, for those tax positions that meet the recognition threshold, the amount of tax benefit that can be recognized, which is specified in FIN 48 as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. To make those determinations, we consider the facts, circumstances and information available at the reporting date.
For certain uncertain tax positions it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly within the next twelve months as a result of the effects of our emergence from Chapter 11 or the settlement of audits that may be initiated.
Recent Accounting Pronouncements
See Note 4 to the unaudited consolidated financial statements included in “Item 1. Financial Statements.”
Factors Which May Affect Future Results
Our business is subject to certain risks, including the risks set forth in Part II, “Item 1A. Risk Factors.” Readers of this Quarterly Report on Form 10-Q should take such risks into account in evaluating any investment decision involving our securities. More detailed information concerning these and other risks is contained in other sections of this Quarterly Report on Form 10-Q and our other reports filed with the Securities and Exchange Commission (“SEC”).
Cautionary Notice Regarding Forward-Looking Statements
We make forward-looking statements in this Quarterly Report on Form 10-Q and in other materials we file with the SEC or otherwise make public. This Quarterly Report on Form 10-Q, including “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” contains forward-looking statements. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance and demand for our services, and other statements of our plans, beliefs, or expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,”

“estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. These factors include, among others, those set forth in Part II, “Item 1A. Risk Factors” and in the other documents that we file with the SEC. There also are other factors that we may not describe, generally because we currently do not perceive them to be material, which could cause actual results to differ materially from our expectations.
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
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, Allied, under the supervision and with the participation of Allied’s management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of Allied’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Allied’s disclosure controls and procedures were effective in alerting them in a timely manner of material information required to be included in Allied’s periodic SEC filings.
(b) Changes in Internal Control Over Financial Reporting.
During the three months ended March 31, 2007, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
See also Note 13 (c) of the notes to our unaudited consolidated financial statements included in Part 1, “Item 1. Financial Statements.”
Item 1A. Risk Factors
Our business is subject to certain risks, including the risks described below. This Item 1A does not describe all risks applicable to our business and is intended only as a summary of certain material factors that affect our operations and the car-haul industry in which we operate. More detailed information concerning these and other risks is contained in other sections of this Quarterly Report on Form 10-Q and our other reports filed with the SEC. The risks described below, as well as the other risks that are generally set forth in this Quarterly Report on Form 10-Q, could materially and adversely affect our business, results of operations and financial condition. Readers of this Quarterly Report on Form 10-Q should take such risks into account in evaluating any investment decision involving our common stock or debt securities.

We have a significant amount of debt and substantially all our assets are pledged as collateral for debt obligations, which could limit our operational flexibility and customer relationships or otherwise adversely affect our financial condition.
As of March 31, 2007, we had consolidated term debt and borrowings under the New DIP Facility of approximately $205.0 million. Upon emergence we had $230 million outstanding under the Senior Secured Credit Facilities. We are exposed to the risks normally associated with substantial amounts of debt such as:
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
The terms of the Secured Credit Facilities place restrictions on us, which create risks of default and limits our flexibility.
The new Secured Credit Facilities contain a number of affirmative, negative, and financial covenants, which limit our ability to, among other things, incur or repay debt (with the exception of payment of interest or principal at stated maturity), incur liens, make investments, purchase or redeem stock, make dividend or other distributions or enter into a merger or consolidation transaction.
If we fail to comply with the covenants contained in the Secured Credit Facilities, and these are not waived, or we do not adequately service this debt, our lenders could declare a default under the Secured Credit Facilities. If a default occurs under the Secured Credit Facilities, our lenders may elect to declare all borrowings outstanding, together with interest and other fees, to be immediately due and payable. Borrowings under the Secured Credit Facilities are collateralized with substantially all of our assets. If we were unable to repay any borrowings under the Secured Credit Facilities when due, our lenders would have the right to proceed against the collateral granted to them to secure the debt. Any default under the Secured Credit Facilities, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, would have a material and adverse affect on us.
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
The Joint Plan incorporates modifications to our collective bargaining agreement with the Teamsters in the U.S. The amendment took effect upon the Effective Date and is renewable three years from that date. We can provide no assurance that we will be able to negotiate new union contracts as the current contracts expire, or that such contracts will be on terms acceptable to us or that these contracts will not result in increased labor costs, labor disruptions, increased employee turnover, higher risk management costs, work stoppages, or lost customer market share which could, in turn, have a material adverse effect on our financial condition, results of operations or customer relationships.
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
Higher fuel prices or a shortage of fuel could impact the sale of SUVs or light trucks at our major customers which could impair our revenues and negatively impact our earnings. Further, fuel is a major expense in the transportation of automobiles, and the cost and availability of fuel are subject to economic and political factors and events, which we can neither control nor accurately predict. We have the option to minimize the effect of fuel price fluctuations by periodically purchasing a portion of our fuel in advance, but even if we utilize this option, we can provide no assurance that such activity will effectively mitigate our exposure. In addition, we have negotiated fuel surcharges with substantially all of our customers, which now enables us to pass on a portion of any increase in fuel costs to these customers. Customer fuel surcharges reset at varying intervals, which do not exceed one quarter, based on the fuel prices from the applicable previous period. Therefore, there is a lag between the time fuel prices change and the time that the fuel surcharge is adjusted. Nevertheless, we can provide no assurance that we will be able to continue to obtain fuel surcharges from these customers. Furthermore, in periods of rising fuel prices and declining vehicle deliveries, we may not recover all of the fuel price increase through our fuel surcharge programs since fuel surcharge rates in any quarter reset at the beginning of the quarter based on fuel prices in the preceding quarter and are also influenced by our customers’ production levels.
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
Our Automotive Group’s business is highly dependent on its largest customers, General Motors, Ford, Chrysler, Toyota and Honda. General Motors and Ford have publicly announced plans to reduce production levels and eliminate excess manufacturing capacity including plans to eliminate jobs and reduce costs for certain employees. The efforts underway by our customers to improve their overall financial condition could result in numerous changes that are beyond our control including additional unannounced customer plant closings, changes in products or distribution patterns, further volume reductions, labor disruptions, changes or disruptions in our accounts receivable, mandatory reductions in our pricing, terms or service conditions or market share losses. We cannot accurately anticipate some of the risks associated with the financial condition of our largest customers.
Losses may exceed our insurance coverage or liabilities recorded.
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
We are also required to provide collateral to our third-party insurance carriers and various states for losses in respect of worker injuries, accident, theft, and other loss claims. For this purpose, we utilize cash, cash equivalents and other time deposits and/or letters of credit. We can provide no assurance that the current letter of credit requirements will be reduced nor can we provide assurance that these letter of credit requirements will not increase.
We have a history of losses and may not be able to improve our performance to achieve profitability.
We reported net losses of $12.6 million, $12.3 million, $125.7 million, $53.9 million, $8.6 million and $7.5 million for the first quarter of 2007 and the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. In addition, our accumulated deficit at March 31, 2007 was $217.7 million. Our ability to improve our performance and profitability is dependent upon several factors including the timely and successful implementation of the Joint Plan, the economy, the dynamics of the automotive transportation industry including actions by our major customers, our ability to develop and implement successful business strategies, our ability to maintain effective relationships with our employees including those represented by the Teamsters, our ability to maintain effective relationships with our suppliers, the price and availability of fuel and our ability to successfully manage other operational challenges. If we fail to improve our performance, it could continue to have an adverse effect on our financial condition, cash flow, liquidity and business prospects and our operations would not likely be profitable in the ensuing years.
Our restricted cash, cash equivalents and other time deposits are not available for use in our operations even if needed to fund our operations.
As of March 31, 2007, our restricted cash, cash equivalents and other time deposits were approximately $97.8 million. The amount of restricted cash has not changed significantly through July 31, 2007. We use these restricted cash and investments to collateralize letters of credit required by third-party insurance carriers. These assets are not available for use in our operations even if needed for our continued operations or to service our debt obligations.

If we do not maintain our relationships with major customers or these relationships are terminated, reduced or redesigned, our operations could be materially and adversely affected.
Our Automotive Group’s business is highly dependent on its largest customers, General Motors, Ford, Chrysler, Toyota and Honda. Approximately 88% of our Automotive Group’s 2006 revenues were generated through the services provided to these customers. We can provide no assurance that we will be able to successfully renew these contracts on or prior to their expiration on terms satisfactory to us or that we will be able to continue to serve these customers without service interruption. In addition, the Automotive Group faces the risk of losing market share in connection with its negotiations to renew its customer contracts. For instance, in 2004, the Automotive Group renewed its agreement with Chrysler and though the agreement resulted in increased billing rates, the Automotive Group lost Chrysler’s business at six locations in connection with the contract renewal. Also, in 2005, in connection with the renewal of its contract with Toyota, the Automotive Group lost business at locations that generated approximately 32% of the 2005 revenues associated with the Toyota account. The Automotive Group recently reached an agreement in principle with Ford, which would give Ford the right to use other carriers at certain locations mutually acceptable to Allied and Ford. A continued loss in market share without an increase in revenues or pricing or an adequate reduction in costs would likely have an adverse effect on our operations.
A significant reduction in vehicle production levels, plant closings, or the imposition of vendor price reductions by these manufacturers, or the loss of General Motors, Ford, Chrysler, Toyota or Honda as customers, or a significant reduction or a change in the design, definition, frequency or terms of the services provided for any of these customers by our Automotive Group would have a material adverse effect on our operations. General Motors, Chrysler, and Ford, in particular, have publicly announced plans to significantly reduce vendor costs including those costs associated with logistics services.
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
Our common stock is not currently listed on a national securities exchange, and is subject to restrictions on transfer which could make it more difficult for investors to liquidate their shares, result in a decline in the stock price and make it difficult for us to raise additional capital.
On the Effective Date, our pre-Chapter 11 common stock was cancelled and new common stock was issued. These securities are not currently listed on a national securities exchange, and are subject to restrictions on transfer which could make it more difficult for investors to liquidate their shares, result in a decline in the stock price and make it difficult for us to raise additional capital. We can provide no assurance that we will be able to re-list our common stock on a national securities exchange.
We may terminate our SEC reporting obligations, which could make an investment in our common stock less liquid.
The transfer restrictions included in our certificate of incorporation are designed, in part, to limit our number of shareholders of record so that we can deregister from our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we currently anticipate that we will terminate our reporting obligations with the SEC prior to December 2007. If we terminate our reporting obligations under the Exchange Act, it would likely further reduce any market for our common stock. In addition, although we will be required to continue to provide certain information to our shareholders, such information will not be as detailed as that required under the Exchange Act.
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
Our success is dependent upon our senior management team, as well as our ability to attract and retain qualified personnel. Effective June 1, 2007, we hired a new President and Chief Executive Officer. If our management team is unable to develop successful strategies, achieve company objectives or maintain satisfactory relationships with our customers, employees, suppliers and creditors, our ability to grow our business and meet business challenges could be impaired. We can provide no assurance that we will be able to retain our existing senior management team or that we will be able to attract qualified replacement personnel.
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
In connection with the audit of our consolidated financial statements for the year ended December 31, 2006, KPMG indicated that they did not identify a material weakness as of December 31, 2006. Since we are not an accelerated filer (as defined in Exchange Act Rule 12b-2), we have not conducted the initial assessment of our internal control over financial reporting mandated by Section 404 of the Sarbanes-Oxley Act of 2002 nor has KPMG audited the effectiveness of our internal control over financial reporting. We will report on our annual assessment in our Annual Report on Form 10-K, when required, which will be no earlier than for the year ending December 31, 2007. That process could identify significant deficiencies or material weaknesses not previously reported.
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

Item 5. Other Information
On July 10, 2007, the employment agreement with Mr. Joseph Marinelli, a named executive officer, was terminated. In connection with the termination, we entered into a Severance Agreement and Full Release (the “Severance Agreement”) with Mr. Marinelli. Under the terms of the Severance Agreement, we paid Mr. Marinelli a lump-sum severance payment in the amount of $225,000, as required under his employment agreement. As consideration for the severance payment, Mr. Marinelli agreed to waive any claims he may have against us and agreed to restrictions on his ability to solicit our customers and employees for a period of one year.
Mr. Marinelli also agreed to make himself available for consultation as required and deemed necessary by the President and Chief Executive Officer or the Senior Vice-President of Terminal Operations, to provide information, explanations, review or support, or to serve us in any other consulting capacity. In consideration for making himself readily available to us during such 30 day period, we agreed to pay him a consulting fee in an amount equal to $10,000, subject to ordinary and lawful deductions, $5,000 of which was payable 15 days after execution of the Severance Agreement and $5,000 of which was payable on the 30th day following execution of the Severance Agreement.
Item 6. Exhibits
(a) Exhibit Index

Exhibit No.	Description

10.20(b) £	Contract Carriage Agreement dated April 1, 2007, by and between TOYOTA MOTOR SALES, U.S.A., INC., and ALLIED SYSTEMS, LTD. (L.P.)

10.22(a) £	SECOND AMENDMENT to Motor Transportation Contract dated 11th day of June, 2007, by and between AMERICAN HONDA MOTOR CO., INC. and ALLIED SYSTEMS, LTD.

10.25	AMENDED AND RESTATED EMPLOYMENT AGREEMENT dated July 2007, by and between KEITH RENTZEL and ALLIED AUTOMOTIVE GROUP, INC.

10.26	AMENDED AND RESTATED EMPLOYMENT AGREEMENT dated July 2007, by and between ROBERT FERRELL and ALLIED AUTOMOTIVE GROUP, INC.

10.27	SEVERANCE AGREEMENT between JOE MARINELLI and ALLIED AUTOMOTIVE GROUP, INC.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Mark J. Gendregske.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Thomas H. King.

32.1	Section 1350 Certification by Mark J. Gendregske.

32.2	Section 1350 Certification by Thomas H. King.

£	Confidential treatment has been requested with respect to portions of this exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED HOLDINGS, INC.
Date: October 11, 2007	By:	/s/ Mark J. Gendregske
Mark J. Gendregske,
President and Chief Executive Officer

Date: October 11, 2007	By:	/s/ Thomas H. King
Thomas H. King,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.20(b) £	Contract Carriage Agreement dated April 1, 2007, by and between TOYOTA MOTOR SALES, U.S.A., INC., and ALLIED SYSTEMS, LTD. (L.P.)

10.22(a) £	SECOND AMENDMENT to Motor Transportation Contract dated 11th day of June, 2007, by and between AMERICAN HONDA MOTOR CO., INC. and ALLIED SYSTEMS, LTD.

10.25	AMENDED AND RESTATED EMPLOYMENT AGREEMENT dated July 2007, by and between KEITH RENTZEL and ALLIED AUTOMOTIVE GROUP, INC.

10.26	AMENDED AND RESTATED EMPLOYMENT AGREEMENT dated July 2007, by and between ROBERT FERRELL and ALLIED AUTOMOTIVE GROUP, INC.

10.27	SEVERANCE AGREEMENT between JOE MARINELLI and ALLIED AUTOMOTIVE GROUP, INC.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Mark J. Gendregske.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Thomas H. King.

32.1	Section 1350 Certification by Mark J. Gendregske.

32.2	Section 1350 Certification by Thomas H. King.