Form 10-Q
period 2007-06-30
ALLIED SYSTEMS HOLDINGS INC
filed 2007-11-14
CIK 909950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 —
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☑ Yes ☐ No
Outstanding common stock, $0.01 par value at October 31, 2007    7,153,070

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	Successor	Predecessor
	June 30, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$24,258	$2,314
Restricted cash, cash equivalents and other time deposits	29,508	32,436
Receivables, net of allowances of $1,425 and $1,701 as of June 30, 2007 and December 31, 2006, respectively	47,369	52,427
Inventories	4,878	4,916
Deferred income taxes	8,742	1,907
Prepayments and other current assets	12,429	21,463

Total current assets	127,184	115,463

Property and equipment, net of accumulated depreciation	190,581	129,231
Goodwill	85,912	3,545
Other intangible assets, net	27,260	—
Other assets:
Restricted cash, cash equivalents and other time deposits	68,851	65,857
Other noncurrent assets	25,109	24,672

Total other assets	93,960	90,529

Total assets	$524,897	$338,768

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities not subject to compromise:
Current maturities of long-term debt	$1,800	$—
Debtor-in-possession credit facility	—	161,357
Accounts and notes payable	34,257	26,364
Accrued liabilities	65,391	74,439
Deferred income taxes	134	106

Total current liabilities	101,582	262,266

Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	227,708	—
Postretirement benefits other than pensions	13,205	14,227
Deferred income taxes	29,351	1,926
Other long-term liabilities, principally insurance and claims	54,781	65,269

Total long-term liabilities	325,045	81,422

Liabilities subject to compromise	—	199,212
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Predecessor preferred stock, no par value. Authorized 5,000,000 shares; none outstanding at December 31, 2006	—	—
Predecessor common stock, no par value. Authorized 20,000,000 shares; 8,980,000 shares outstanding at December 31, 2006	—	—
Successor preferred stock, $0.01 par value. Authorized 10,000,000 shares; none issued and outstanding at June 30, 2007	—	—
Successor common stock, $0.01 par value. Authorized 100,000,000 shares; 10,000,000 shares outstanding at June 30, 2007 (including 2,964,899 withheld for future issuance)	100	—
Additional paid-in capital	97,900	49,081
Treasury stock, 139,000 shares at cost	—	(707)
Retained earnings (accumulated deficit)	343	(228,432)
Accumulated other comprehensive loss, net of tax	(73)	(24,074)

Total stockholders’ equity (deficit)	98,270	(204,132)

Total liabilities and stockholders’ equity (deficit)	$524,897	$338,768

See accompanying notes to these consolidated financial statements.

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Successor	Predecessor
	One Month Ended	Two Months Ended	Three Months Ended
	June 30, 2007	May 31, 2007	June 30, 2006
Revenues	$73,347	$149,121	$245,382

Operating expenses:
Salaries, wages and fringe benefits	34,362	74,991	114,863
Operating supplies and expenses	16,383	31,521	50,341
Purchased transportation	9,199	17,319	32,670
Insurance and claims	3,224	7,273	10,235
Operating taxes and licenses	2,268	4,706	7,355
Depreciation and amortization	3,852	5,490	7,283
Rents	542	1,432	1,739
Communications and utilities	508	978	1,501
Other operating expenses	1,416	1,887	1,983
Loss (gain) on disposal of operating assets, net	—	31	(201)

Total operating expenses	71,754	145,628	227,769

Operating income	1,593	3,493	17,613

Other income (expense):
Interest expense (excludes contractual interest of $2,156 in the two months ended May 31, 2007 and $3,234 in the three months ended June 30, 2006)	(2,498)	(13,597)	(9,525)
Investment income	522	965	1,212
Foreign exchange gains, net	772	3,683	1,755

Total other income (expense)	(1,204)	(8,949)	(6,558)

Income (loss) before reorganization items and income taxes	389	(5,456)	11,055
Reorganization items	—	236,734	(4,707)

Income before income taxes	389	231,278	6,348
Income tax expense	(46)	(13,360)	(63)

Net income	$343	$217,918	$6,285

Basic and diluted earnings per common share:
Net income:
Basic and diluted	$0.03	$24.27	$0.70

Weighted-average number of common shares outstanding:
Basic and diluted	10,000	8,980	8,980

See accompanying notes to these consolidated financial statements.

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Successor	Predecessor
	One Month Ended	Five Months Ended	Six Months Ended
	June 30, 2007	May 31, 2007	June 30, 2006
Revenues	$73,347	$342,242	$486,210

Operating expenses:
Salaries, wages and fringe benefits	34,362	175,526	240,476
Operating supplies and expenses	16,383	74,634	99,003
Purchased transportation	9,199	40,226	63,578
Insurance and claims	3,224	16,178	21,168
Operating taxes and licenses	2,268	11,402	15,053
Depreciation and amortization	3,852	13,269	14,499
Rents	542	3,328	3,492
Communications and utilities	508	2,819	3,438
Other operating expenses	1,416	3,992	4,048
Loss (gain) on disposal of operating assets, net	—	61	(255)

Total operating expenses	71,754	341,435	464,500

Operating income	1,593	807	21,710

Other income (expense):
Interest expense (excludes contractual interest of $5,391 in the five months ended May 31, 2007 and $6,469 in the six months ended June 30, 2006)	(2,498)	(21,189)	(19,066)
Investment income	522	2,167	2,248
Foreign exchange gains, net	772	4,026	1,585

Total other income (expense)	(1,204)	(14,996)	(15,233)

Income (loss) before reorganization items and income taxes	389	(14,189)	6,477
Reorganization items	—	233,066	(8,290)

Income (loss) before income taxes	389	218,877	(1,813)
Income tax expense	(46)	(13,555)	(190)

Net income (loss)	$343	$205,322	$(2,003)

Basic and diluted income (loss) per common share:
Net income (loss):
Basic and diluted	$0.03	$22.86	$(0.22)

Weighted-average number of common shares outstanding:
Basic and diluted	10,000	8,980	8,980

See accompanying notes to these consolidated financial statements.

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Successor	Predecessor
	One Month Ended	Five Months Ended	Six Months Ended
	June 30, 2007	May 31, 2007	June 30, 2006
Cash flows from operating activities:
Net income (loss)	$343	$205,322	$(2,003)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Reorganization items	—	(233,066)	8,290
Depreciation and amortization	3,852	13,269	14,499
Loss (gain) on disposal of operating assets, net	—	61	(255)
Write-off and amortization of deferred financing costs	8	3,082	5,595
Interest expense paid in kind	—	9,769	—
Foreign exchange gains, net	(772)	(4,026)	(1,585)
Deferred income taxes	—	15,691	2
Stock-based compensation expense	—	282	186
Change in operating assets and liabilities:
Receivables, net of allowances	385	5,727	7,610
Inventories	179	(11)	33
Prepayments and other assets	1,273	4,809	17,700
Accounts and notes payable	1,280	2,062	866
Accrued liabilities	(3,965)	(8,317)	(6,432)

Net cash provided by operating activities before payment of reorganization items	2,583	14,654	44,506
Reorganization items paid	(3,040)	(13,662)	(6,549)

Net cash (used in) provided by operating activities	(457)	992	37,957

Cash flows from investing activities:
Purchases of property and equipment	(10,464)	(21,583)	(12,564)
Proceeds from sales of property and equipment	—	291	834
(Increase) decrease in restricted cash, cash equivalents and other time deposits	(334)	268	(265)
Funds deposited with insurance carriers	(71)	(601)	(698)
Funds returned from insurance carriers	26	1,086	2,935

Net cash used in investing activities	(10,843)	(20,539)	(9,758)

Cash flows from financing activities:
Repayment of original debtor-in-possession revolving credit facility, net	—	(45,005)	(9,596)
Additions to Canadian revolving credit facility	—	—	464
Additions to new debtor-in-possession facility term borrowings	—	229,500	—
Additions to original debtor-in-possession facility term borrowings	—	2,000	—
Repayment of original debtor-in-possession facility term borrowings	—	(121,796)	—
Payment of financing costs	—	(8,640)	—
Proceeds from insurance financing arrangements	—	—	178
Repayments of insurance financing arrangements	(649)	(3,277)	(19,352)

Net cash (used in) provided by financing activities	(649)	52,782	(28,306)

Effect of exchange rate changes on cash and cash equivalents	170	488	(489)

Net change in cash and cash equivalents	(11,779)	33,723	(596)
Cash and cash equivalents at beginning of period	36,037	2,314	4,117

Cash and cash equivalents at end of period	$24,258	$36,037	$3,521

Supplemental cash flow information:
Cash paid during the year for:
Interest	$2,359	$6,669	$11,600
Income taxes, net	122	440	168
Supplemental disclosure of noncash financing activity:
Interest paid in kind via addition to term debt	$—	$9,769	$—
Other noncash investing and financing activities: See Note 5 for the purchase and financing of certain tractors and trailers and Note 3 for noncash activities related to the effects of the Joint Plan and fresh-start reporting.
See accompanying notes to these consolidated financial statements.

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Throughout this Quarterly Report on Form 10-Q, we will use the terms “we,” “our,” “us” and “Successor” to refer to Allied Systems Holdings, Inc. (a Delaware corporation) and its subsidiaries on a consolidated basis and, as the context requires, to i) Allied Holdings, Inc. (a Georgia corporation) the “Predecessor”, and its subsidiaries on a consolidated basis and ii) Allied Holdings, Inc. and its subsidiaries that filed for Chapter 11 pursuant to the U.S. Bankruptcy Code.)
(1) Organization and Operations
Company Overview
We are a vehicle-hauling company providing a range of logistics and other support services to the automotive industry. Our principal operating divisions are Allied Automotive Group, Inc. (“Allied Automotive Group”) and Axis Group, Inc. (“Axis Group”). Allied Automotive Group, through its subsidiaries, is engaged in the business of transporting automobiles, light trucks, and sports-utility vehicles (“SUVs”) from manufacturing plants, ports, auctions, and railway distribution points to automobile dealerships. Axis Group, through its subsidiaries, is engaged in the business of securing and managing vehicle distribution services, automobile inspections, auction and yard management services, vehicle tracking, vehicle accessorization, and dealer preparatory services for the automotive industry.
Chapter 11 Filing and Emergence
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
As of the Effective Date and pursuant to the Joint Plan, all equity interests in Allied Holdings, Inc. were cancelled, and a certificate of merger was filed with the Delaware Secretary of State to effect the merger of Allied Holdings, Inc. into its wholly owned subsidiary, Allied Systems Holdings, Inc., a Delaware corporation, with Allied Systems Holdings, Inc. as the surviving corporation. Also as of the Effective Date, the authorized capital stock of Allied Systems Holdings, Inc. became 100 million shares of common stock, par value $0.01 per share, and 10 million shares of preferred stock, par value $0.01 per share.
We continue to operate in substantially our previous form, and the outstanding claims against and interests in the Debtors are being resolved pursuant to the Joint Plan. As of the Effective Date, our debtor-in-possession credit facilities were converted to senior secured credit facilities that serve as our exit financing. The implementation of the Joint Plan includes, among other things, the consummation of the following transactions:
i)	Payment in cash, reinstatement, return of collateral or other treatment of secured claims, as agreed to with the holder of each such claim;

ii)	Distribution of new common stock of Allied Systems Holdings, Inc. on a pro rata basis to the holders of allowed general unsecured claims;

iii)	Cancellation of the common stock interests in Allied Holdings, Inc. (holders of equity interests received nothing under the Joint Plan); and

iv)	Assumption of selected contracts.

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
As of the Effective Date, Yucaipa American Alliance Fund I, LP and Yucaipa American Alliance (Parallel) Fund I, LP became owners of the majority of our common stock. Hereafter, we will refer to Yucaipa American Alliance Fund I, LP and Yucaipa American Alliance (Parallel) Fund I, LP along with their related legal entities as “Yucaipa.” Two of Yucaipa’s employees now serve as members of the new Board of Directors. On our emergence from Chapter 11, the Bankruptcy Court approved fees of approximately $6.6 million payable to Yucaipa for its substantial contribution in the development of the Joint Plan, which fees were paid in May 2007. We have also entered into a management agreement with Yucaipa to provide various services for us for a fee of $1.5 million per year.
Proceedings between the Petition Date and the Effective Date will be referred to as the Chapter 11 Proceedings. See Note 3 for other disclosures required as a result of the filing and emergence from Chapter 11 and Note 11 for disclosures regarding our exit financing.
Claims Resolution and Share Distribution
Pursuant to the Joint Plan, 10 million shares of new common stock will be issued for distribution by our disbursing agent. All such shares are being issued without registration under the Securities Act of 1933, as amended, or state laws, as allowed by Section 1145 of the Bankruptcy Code.
Prior to the Effective Date, pre-petition claims were included in liabilities subject to compromise and, for the most part, were included in schedules that we filed with the Bankruptcy Court and proofs of claim filed by our creditors. Claims that were not objected to are considered to be allowed claims. Claims that were objected to are subject to a claims reconciliation process. Many of these claims were disallowed, reduced or reclassified by the Bankruptcy Court including claims that were duplicated, overstated, amended or without merit and many were resolved prior to the Effective Date. The claims reconciliation process will continue until all claims are resolved.
Unsecured claimants – General unsecured creditors are entitled to distribution of new common stock pursuant to the Joint Plan. The number of shares to be received by these claimants is dependent on the amount of the allowed claim. Holders of disputed claims that are subsequently allowed will receive their pro rata portion of shares under the Joint Plan. The complete resolution of these claims is not expected to result in any material expense in the Successor’s financial statements.
Administrative and priority claims – Allowed administrative and priority claims were, or will be, paid with cash and to the extent disputed will be paid if or when resolved. Since the claims reconciliation process is incomplete, we have not yet finalized these amounts, but have included an estimate of these amounts as of the Effective Date based on the information available to us. If the actual amounts of these claims differ from our estimates, we will record additional expense in the Successor’s financial statements and these additional expenses could be material.
Leases and executory contracts – During the Chapter 11 Proceedings, we assumed a number of leases and contracts and cured all past due amounts owing under these leases and contracts shortly after the Effective Date, as required by the Bankruptcy Court. Disputes relating to certain cure amounts are pending before the Bankruptcy Court. Obligations relating to the assumed leases and contracts for the period subsequent to the Effective Date will be settled in the normal course of business. Any lease or contract not specifically assumed is deemed to be rejected under the Joint Plan as of the Effective Date and any related pre-petition amounts and any damages caused by the deemed rejection are treated as general unsecured claims.
We have emerged from Chapter 11 with a redesigned capital structure, lower debt, improved customer contracts and improved contract terms with the International Brotherhood of Teamsters (the “Teamsters” or “IBT”) regarding our employees in the U.S. represented by the Teamsters. We believe that the factors that precipitated our need to file for protection under Chapter 11 have been adequately addressed and that we are positioned to improve our operating performance and profitability. The accompanying unaudited consolidated financial statements have been prepared on the going concern basis, which assumes that we will continue in operation for the foreseeable future and will realize our assets and discharge our post-petition liabilities in the ordinary course of business.
However, our ability to achieve the necessary improvements is dependent upon several factors including the timely and successful implementation of the Joint Plan, the economy, the dynamics of the automotive transportation industry including actions by our major customers, our ability to retain our existing business, our ability to develop

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
and implement successful business strategies, our ability to maintain effective relationships with our employees including those represented by the Teamsters, our ability to maintain effective relationships with our suppliers and customers, the price and availability of fuel and our ability to successfully manage other operational challenges. Failure to improve our performance could also adversely affect our financial condition, cash flow, liquidity and business prospects.
(2) Accounting and Reporting Policies
Fresh-Start Reporting
Upon our emergence from Chapter 11, we implemented fresh-start reporting pursuant to the provisions of the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting By Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). We selected May 31, 2007 as the fresh-start reporting date since it was the closest month-end to the Effective Date and the effect of using May 31, 2007, instead of May 29, 2007, was not material to our financial condition or results of operations for the periods presented. SOP 90-7 requires the implementation of fresh-start reporting if the reorganization value of the assets of the entity that emerges from Chapter 11 is less than the sum of the post-petition liabilities and allowed claims and holders of voting shares immediately before confirmation of the plan of reorganization receive less than 50 percent of the voting shares of the emerging entity. Under fresh-start reporting a new reporting entity is deemed created and assets and liabilities are reflected at their fair values. Accordingly, the financial statements prior to the fresh-start reporting date are not considered comparable to the financial statements prepared subsequent to the fresh-start reporting date. References to the “Successor” refer to our company subsequent to the fresh-start reporting date and references to the “Predecessor” refer to our company prior to the fresh-start reporting date.
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial statements and are based on the Securities and Exchange Commission’s (“SEC”) Regulation S-X and its instructions to Form 10-Q. They do not include all of the information and notes required by GAAP for complete financial statements. However, except as disclosed in this report, management believes that there have been no material changes in the information that we disclosed in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring items except for the adjustments required under fresh-start reporting, the implications and impact of which are more fully discussed in Note 3, necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. These interim financial statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
Our revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters as a result of the higher volume of vehicles shipped. The volume of vehicles shipped is generally higher during the second quarter as North American light vehicle production has historically been at its highest level during this quarter due to higher consumer sales of automobiles, light trucks and SUVs in the spring and early summer. The introduction of new models in the fall of each year, combined with the manufacturers’ motivation to ship vehicles before calendar year-end, increase shipments to dealers through the fourth quarter. During the first and third quarters, vehicle shipments typically decline due to lower production volume during those periods. The third

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
quarter volume does benefit from the introduction of new models, but the net volume for the quarter is typically lower than the second and fourth quarters due to the scheduled original-equipment manufacturer (“OEM”) plant shutdowns, which generally occur early in the third quarter. The first quarter volume is negatively impacted by the holiday shutdowns in December of each year and the relatively low inventory of vehicles to ship as a result of maximizing shipments at the end of the year. However, given the unpredictable nature of consumer sentiment and our customers’ emphasis on more effective use of plant capacity, particularly at General Motors, Ford and Chrysler (our Automotive Group’s three largest customers), there can be no assurance that historical revenue patterns or manufacturer production levels will be an accurate indicator of future OEM shipment activity. Delivery activity at the Automotive Group and the Axis Group can also be impacted by the availability of rail cars, rail transportation schedules or changes in customer service demands. As a result of these and other factors, our operating results for the one-month period ended June 30, 2007 and the five-month period ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
(3) Accounting for the Reorganization and Fresh-Start Reporting
As a result of our Chapter 11 filings, we have applied the guidance in SOP 90-7 in the preparation of the accompanying unaudited consolidated financial statements. SOP 90-7 does not change the application of GAAP in the preparation of financial statements. However, SOP 90-7 does require that financial statements, for periods including and subsequent to the filing of a Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business and also that liabilities subject to compromise be segregated from those not subject to compromise. In accordance with SOP 90-7, during the Chapter 11 Proceedings, we separated liabilities that were subject to compromise from liabilities that were not subject to compromise, distinguished transactions and events that were directly associated with the reorganization from the ongoing operations of the business, ceased accruing interest on the 8 5/8% senior notes (“Senior Notes”) and applied fresh-start reporting as of the fresh-start reporting date.
Liabilities Subject to Compromise
Liabilities subject to compromise included certain known liabilities incurred by the Debtors prior to the Petition Date and excluded pre-petition claims for which we received the Bankruptcy Court’s approval to pay, such as claims related to active employees and retirees, maintenance of insurance programs, cargo damage claims and claims related to certain critical service vendors. Liabilities subject to compromise were included at amounts that were expected to be allowed by the Bankruptcy Court. We ceased the recording of interest on liabilities subject to compromise, primarily the Senior Notes, as of the Petition Date. Liabilities subject to compromise at December 31, 2006 were as follows (in thousands):

December 31,
2006
Accounts payable	$25,156
Senior Notes	150,000
Accrued interest on Senior Notes	4,313
Multiemployer pension withdrawal liabilities	15,847
Accrued claims and insurance reserves	3,000
Other accrued liabilities	896

$199,212

Liabilities subject to compromise are entitled to settlement as of the Effective Date pursuant to the terms of the Joint Plan (see Note 1 above).
Fresh-Start Reporting
As previously discussed and pursuant to SOP 90-7, we implemented fresh-start reporting as of the fresh-start reporting date.

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Fresh-start reporting requires resetting the historical carrying amounts of assets and liabilities to fair value by allocating an entity’s reorganization value to its assets and liabilities pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The excess reorganization value over the fair value of tangible and identifiable intangible assets is recorded as goodwill on our consolidated balance sheet. Deferred taxes are determined in conformity with SFAS No. 109, Accounting for Income Taxes.
SOP 90-7 also required that we adopt, on the fresh-start reporting date, all changes in accounting principles that would be required to be implemented within twelve months of the fresh-start reporting date. As a result, at the fresh-start reporting date, we adopted SFAS No. 157, Fair Value Measurements; the measurement date provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R); and SFAS No. 159, The Fair Value Option For Financial Assets and Financial Liabilities, including an Amendment of SFAS No. 115.
SFAS No. 157 was issued by the Financial Accounting Standards Board (“FASB”) in September 2006. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires expanded disclosures about fair-value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS No. 157 clarifies the definition of fair value. Specifically, this Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. This Statement also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair-value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and, for recurring fair-value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period. This Statement encourages entities to combine the fair value information disclosed under this Statement with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The fair values of our assets and liabilities for fresh-start reporting were determined in accordance with the provisions of SFAS No. 157.
Effective December 31, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, which required, as of December 31, 2006, the initial recognition of the funded status of our defined benefit pension and other postretirement benefit plans and also certain additional disclosures. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet beginning with the year ending December 31, 2008. However, as required by SOP 90-7, we implemented this provision as of the fresh-start reporting date by measuring the assets and liabilities as of the fresh-start reporting date. Prior to the adoption, we utilized a measurement date of December 31 for the postretirement benefit plans and for the Allied Defined Benefit Pension Plan and for the other two defined benefit pension plans, we utilized a measurement date of September 30. All these measurement dates will now be December 31. The effect of the change in measurement dates, which was not material, was reflected in reorganization items in the statement of operations as a fresh-start reporting adjustment.
The FASB issued SFAS No. 159 in February 2007. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are to be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective at the beginning of fiscal years beginning on or after November 15, 2007. We have not elected the fair value option for any of our assets or liabilities.
Except for these new pronouncements and a change in accounting policy relating to tires on tractors and trailers, as discussed below, the significant accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, were all adopted by the Successor, though many account balances were adjusted to fair value when we adopted fresh-start reporting.

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Previously, new or replacement tires on tractors and trailers were charged to operating supplies and expenses based on expected usage. We estimated the average useful life of a tire to be approximately two years. Tires with estimated remaining useful lives of one year or less were classified as current within prepayments and other current assets. Tires with estimated remaining useful lives in excess of one year were classified within other noncurrent assets. Tires purchased with tractors and trailers are now capitalized as part of the cost of tractors and trailers with depreciation expense recognized over the life of the tractor or trailer; subsequent replacement tires are charged to operating expense at the time those tires are placed into service, similar to repairs and maintenance. No retrospective application was required since as of the fresh-start reporting date, a new entity is deemed to be formed and all assets and liabilities were reported at the fair values. We believe that this method is preferable since it provides a less subjective and more precise method for recognizing expenses related to tires. The method is also more commonly used in the industry. At the fresh-start reporting date, the fair value of tractors and trailers included the value of the tires. Prepayments and other current assets and other noncurrent assets no longer include amounts relating to tires.
A reorganization value of $303 million was assigned to the Successor. This value was determined by the Bankruptcy Court with assistance from various financial advisers who applied various valuation methods. This reorganization value reflects financial market conditions existing at the time and the inherent uncertainty related to the achievement of our financial objectives. The valuation also included a number of assumptions, including a successful reorganization of the Debtors’ businesses and finances in a timely manner, assumptions regarding the amount of available cash, market conditions, and the Joint Plan becoming effective in accordance with its terms on a basis consistent with the estimates and other assumptions.
The determination of reorganization value also included reviews of certain of our historical financial information for recent years and interim periods, certain internal financial and operating data, such as financial projections relating to our business and prospects, publicly available financial data and market values of public companies deemed generally comparable to us. Consideration was also given to the value of publicly available transactions that occurred in industries deemed comparable to the industry in which we operate as well as certain economic and industry information relevant to our business.
The determination of reorganization value also included the use of discounted cash flow analyses, comparable public companies trading multiples and comparable transaction multiples methodologies. The valuation techniques utilized reflect both the market’s then view of our strategic initiatives and operations, as well as a longer-term focus on the intrinsic value of the financial projections associated with our strategic alternatives. The valuation multiples used to arrive at the going concern reorganization value were based on the public market valuation of selected public companies and public transactions deemed generally comparable to our operating businesses and the industry in which we operate as well as general capital market conditions. Factors considered in selecting comparable companies and transactions included factors such as comparable companies’ businesses, assets and capital structures, as well as such companies’ operating performance relative to ours and the turnaround required for us to perform as projected.
An estimate of reorganization value is not entirely mathematical, but rather, involves complex considerations and judgments concerning various factors that could affect the value of an operating business. Moreover, the value of an operating business is subject to uncertainties and contingencies that are difficult to predict and will fluctuate with changes in factors affecting the financial conditions and prospects of such a business. As a result, the projections utilized in the determination of reorganization value are not necessarily indicative of actual outcomes and may be significantly more or less favorable.
SOP 90-7 requires the allocation of reorganization value to individual assets and liabilities in accordance with the guidance contained in SFAS No. 141. As outlined below, the carrying amount of assets increased $131.5 million and liabilities decreased $0.4 million, as a result of the application of fresh-start reporting. Assets were adjusted to estimated fair values; liabilities were stated at the present values of estimated amounts to be paid at appropriate current interest rates, where appropriate, less original issue discount; defined benefit pension and other postretirement plan assets and obligations were stated at estimated fair value based on actuarial valuations; and deferred taxes were determined in accordance with SFAS No. 109. In connection with the allocation of reorganization value to individual assets and liabilities, we recorded certain previously unrecorded intangible assets relating to customer relationships, developed technology, trademarks and trade names. The sum of the individual amounts allocated to assets and liabilities exceeded the reorganization value by $85.9 million, which we reported as goodwill.

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Adjustments to reflect the revaluation of assets and liabilities resulted in a net gain of $131.9 million and the discharge of pre-petition debt resulted in a gain of $120.8 million. Both of these gains are included in reorganization items in the Predecessor’s statement of operations.
For each major category of assets and liabilities measured at fair value on a nonrecurring basis, for the period subsequent to adoption, SFAS No. 157 requires the following disclosure about the fair values:

	Fair value at May 31, 2007
		Based on Quoted Prices	Based on	Based on
		in Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable	Total
		(Liabilities)	Inputs	Inputs	Gains
	Total	(Level 1)	(Level 2)	(Level 3)	(Losses)
	(In thouusands)
Property and equipment	$180,976	$—	$—	$180,976	$21,207
Goodwill	85,912	—	—	85,912	82,367
Other intangible assets	27,400	—	—	27,400	27,184
Self-insurance liabilities	(77,501)	—	—	(77,501)	6,173
Compensated absences	(7,351)	—	—	(7,351)	4,028
Deferred income taxes	(20,743)	—	—	(20,743)	(6,523)
Secured credit facilities	(229,500)	—	(229,500)		(6,625)
Defined benefit pension and other postretirement plans:
Plan assets	59,427	59,427	—	—
Benefit obligation	(67,826)	—	—	(67,826)

Funded status	(8,399)	59,427	—	(67,826)	4,441

Other		—		—	(339)

					$131,913

The carrying amounts of certain assets and liabilities already approximated fair value at the fresh-start reporting date. As a result, there were no fair value adjustments relating to these items, and they are not included in the table above. Fair values for such assets and liabilities were assessed, at the fresh-start reporting date, using significant unobservable inputs (i.e., Level 3 inputs), except for cash, cash equivalents and other time deposits, which were assessed using quoted prices (i.e., Level 1 inputs).
We determined the fair values of property and equipment and other intangible assets using the value in continued use premise as of May 31, 2007. This premise of value differs from the value in exchange premise, which is the price at which an asset would sell on a piecemeal basis. Value in use is the worth of an asset used in an operating business and reflects the extent to which the underlying asset contributes to the profitability of the business enterprise. Adopting one or the other of these value premises can have a marked effect on the valuation of an asset. Assets that are special-purpose in nature may have little value if marketed piecemeal, yet they may provide a substantial contribution to the business. For this analysis, value in use was considered to be the proper basis for estimating the fair value of our assets since we intend to continue operating the assets in a continuous business operation, which we assume to be the highest and best use of the assets with market participants.
We considered the income, market and cost approaches in our analyses, as appropriate. The income approach measures the value of an asset by the present value of its future economic benefits. Value indications are developed in this technique by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the asset. The discount rate selected is generally based on rates of return available from alternative investments of similar type and risk as of the valuation date. Applying the income approach is difficult in the case of assets such as property and equipment since it is difficult to segregate specific revenue and cost streams for each piece of equipment. The market approach measures the value of an asset through an analysis of recent sales or offerings of comparable property. Sales and offering prices are adjusted for differences in location, time of sale, utility and the terms and conditions of sale between the asset being appraised and the comparable properties. The cost approach considers the concept of replacement as an indicator of value. We selected the most appropriate approach for each tangible and intangible asset based upon the quantity and quality of available information, nature, and characteristics of the subject.
Pursuant to SOP 90-7, at the fresh-start reporting date, liabilities are to be stated at the present values of amounts to be paid at appropriate current interest rates. Our accounting policy is to report our liability for claims and self-

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
insurance liabilities on an undiscounted basis. However, the fair value requirements of fresh-start reporting require discounting of liabilities that are expected to be paid over a period of greater than one year to reflect the liabilities at the present value of amounts to be paid in determining fair value. Therefore, as of the fresh-start reporting date, we discounted the estimated future payment stream for claims and self insurance liabilities using appropriate risk-free rates, ranging from 4.88% to 5.21%, for the projected payout periods, while at the same time increasing the future payment stream for such claims and liabilities for a risk premium based on the uncertainty inherent in the estimation of the liability of the portfolio. The risk premium was estimated using the cost of capital method, with the required capital percentage varying by the type of risk category.
We account for compensated absences in accordance with SFAS No. 43, Accounting for Compensated Absences, and in accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting. Such costs are allocated among interim periods based on an estimate of time expired, benefit received or activity associated with the periods. At the fresh-start reporting date, a fair value adjustment resulted from the process of adjusting the interim period liabilities to the liabilities determined by applying the criteria of SFAS No. 43 to the interim date. In addition, the fair value adjustment of $4.0 million includes the effect of adjusting the liability for compensated absences for sick pay that had previously been accrued but is not required to be accrued per SFAS No. 43.
The interest rates payable on our senior secured credit facilities were established based on our credit profile. Since the rates were established so close to the fresh-start reporting date, in an open market, the interest rates of our senior secured credit facilities approximate the market interest rates at the fresh-start reporting date. Accordingly, the fair value of the senior secured credit facilities is considered to be the face amount less the original issue discount associated with the senior secured credit facilities. Unamortized debt issue costs associated with the New DIP Facility were eliminated as a result of the fair value adjustment.
We also performed a revaluation of the defined benefit pension and other postretirement assets and obligations as of the fresh-start reporting date, resulting in a net reorganization gain of $4.4 million. The weighted-average discount rate used in the actuarial valuation at the fresh-start reporting date was 6.0%, as compared to the weighted-average discount rate of 5.75% as of our last measurement date, December 31, 2006. In connection with this revaluation as required by SOP 90-7, we also early-adopted the requirements under SFAS No. 158, to measure the funded status of our plans as of the date of the remeasurement, eliminating the previous difference in the measurement dates.
All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the financial projections, the reorganization and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond our control. Accordingly, we can provide no assurance that the estimates, assumptions, valuations and financial projections will be realized, and actual results could vary materially.
The following table presents the effects on the consolidated balance sheet of transactions outlined in the Joint Plan and the effects of applying fresh-start reporting as of the fresh-start reporting date. The table represents the settlement of liabilities subject to compromise, cancellation of previous common stock, issuance of new stock as well as fresh-start adjustments including the revaluation of assets and liabilities to fair values and the recording of goodwill and other intangibles assets. The allocation of reorganization value to individual assets and liabilities is subject to adjustment as additional or improved information becomes available. Accordingly, the fresh-start valuation adjustments recorded below may be revised. We expect to finalize this allocation within one year of the Effective Date.

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

				Fresh-start
	Predecessor	Effects of		Reporting		Successor
	May 31, 2007	Joint Plan		Adjustments		May 31, 2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36,037	$—		$—		$36,037
Restricted cash, cash equivalents and other time deposits	30,388	—		—		30,388
Receivables, net	47,602	—		—		47,602
Inventories	5,038	—		—		5,038
Deferred income taxes	3,658	717	a)	4,367	a)	8,742
Prepayments and other current assets	14,304	719	b)	(2,641	) l)	12,382

Total current assets	137,027	1,436		1,726		140,189
Property and equipment, net of accumulated depreciation	154,109	—		26,867	m)	180,976
Goodwill	3,545	—		82,367	t)	85,912
Other intangible assets	—	—		27,400	n)	27,400
Other assets:
Restricted cash, cash equivalents and other time deposits	67,637	—		—		67,637
Other noncurrent assets	33,004	(255	) c)	(6,837	) o)	25,912

Total other assets	100,641	(255)		(6,837)		93,549

Total assets	$395,322	$1,181		$131,523		$528,026

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities not subject to compromise:
Current maturities of long-term debt	$1,800	$—		$—		$1,800
Accounts and notes payable	43,692	(9,818	) d)	—		33,874
Accrued liabilities	74,588	(87	) e)	(5,889	) p)	68,612
Deferred income taxes	134	—		—		134

Total current liabilities	120,214	(9,905)		(5,889)		104,420

Long-term liabilities not subject to compromise:
Long-term debt, less current maturities	227,700	—		—		227,700
Postretirement benefits other than pensions	14,244	—		(1,069	) q)	13,175
Deferred income taxes	3,679	14,782	a)	10,891	a)	29,352
Other long-term liabilities	61,018	(1,316	) f)	(4,323	) r)	55,379

Total long-term liabilities	306,641	13,466		5,499		325,606

Liabilities subject to compromise	198,763	(198,763	) g)	—		—
Stockholders’ equity (deficit):
Predecessor preferred stock	—	—		—		—
Predecessor common stock	—	—		—		—
Successor preferred stock	—	—		—		—
Successor common stock	—	100	h)	—		100
Additional paid-in capital	49,363	97,193	i)	(48,656	) s)	97,900
Treasury stock	(707)	707	j)	—		—
Accumulated deficit	(254,471)	98,383	k)	156,088	s)	—
Accumulated other comprehensive loss, net of tax	(24,481)	—		24,481	s)	—

Total stockholders’ equity (deficit)	(230,296)	196,383		131,913		98,000

Total liabilities and stockholders’ equity (deficit)	$395,322	$1,181		$131,523		$528,026

a)	Reflects the effects of the Joint Plan and the fresh-start reporting adjustments on deferred income taxes.

b)	Reflects prepayments relating to directors’ and officers’ insurance of the Successor, offset by the elimination of prepayments relating to directors and officers’ insurance of the Predecessor.

c)	Reflects the elimination of deferred financing costs associated with the conversion of the Rig Financing to Successor equity. See Note 11.

d)	Is comprised of:

Conversion of Rig Financing to Successor equity	$(15,000)
Pre-petition claims to be settled with cash (previously included in liabilities subject to compromise)	1,368
Advisory fees due upon emergence	2,440
Premiums payable as of the Effective Date relating to directors’ and officers’ insurance of the Successor	1,374

$(9,818)

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
e)	Reflects the conversion, to Successor equity, of accrued interest relating to the Rig Financing.

f)	Reflects the elimination of tax liabilities, including related interest and penalties, associated with certain uncertain tax positions.

g)	Reflects the disposition of liabilities subject to compromise, pursuant to the Joint Plan, as follows:

To be settled with cash	$1,368
To be settled by conversion to Successor equity at estimated equity value	76,553
Gain on debt discharge	120,842

$198,763

h)	Reflects 10 million shares of Successor common stock at its par value of $0.01

i)	Represents Successor equity over par, and elimination of treasury stock:

General unsecured creditors	$76,553
In settlement of Rig Financing plus interest	21,447

Reorganization equity value	98,000
Less par value of Successor common stock	(100)

97,900
Elimination of Predecessor treasury stock	(707)

$97,193

j)	Reflects the elimination of Predecessor treasury stock.

k)	Represents reorganization items and interest expense recorded pursuant to the Joint Plan comprised as follows:

Gain on debt discharge	$120,842
Advisory fees due upon emergence	(2,440)
Elimination of prepaid insurance related to directors and officers’ insurance of Predecessor	(655)
Elimination of deferred financing costs of Predecessor	(255)
Interest expense related to the conversion of the Rig Financing to Successor equity	(6,325)
Income tax expense for effects of the Joint Plan	(13,350)
Reversal of interest and penalties associated with the adjustment to the liability for uncertain tax positions.	566

$98,383

l)	Reflects the impact, on the current portion of tires on tractors and trailers, of the change in accounting policy.

m)	Reflects the revaluation adjustment required for property and equipment to be stated at estimated fair value.

n)	Reflects the estimated fair value of customer relationships, developed technology, trademarks and trade names.

o)	Represents the impact of the following:

Write-off of deferred financing costs of Predecessor	$(6,500)
Impact, on the noncurrent portion of tires on tractors and trailers, of the change in accounting policy	(3,144)
Write-off of royalties, which are now accounted for in “other intangible assets” above	(216)
Fair value adjustments related to defined benefit pension plans	3,023

$(6,837)

p)	Reflects the effect on current liabilities of discounting insurance liabilities and the fair value adjustments to accruals for compensated absences.

q)	Reflects the fair value adjustments related to postretirement benefit plans.

r)	Reflects the effect on noncurrent liabilities of discounting insurance liabilities for fresh-start reporting.

s)	Represents the elimination of historical accumulated deficit and other equity accounts and the gain resulting from the application of fresh-start reporting.

t)
Reflects the elimination of historical goodwill and the recording of goodwill for the amount of reorganization value in excess of the amount allocable to specifically identifiable assets and liabilities.

Reorganization items
Reorganization items were incurred by the Predecessor during the Chapter 11 Proceedings. These items are presented separately in the accompanying unaudited consolidated statements of operations and represent items that we have identified as directly relating to the Chapter 11 Proceedings. A summary of these items follows (in thousands):

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Predecessor
	Two Months Ended	Three Months Ended	Five Months Ended	Six Months Ended
	May 31, 2007	June 30, 2006	May 31, 2007	June 30, 2006
Gain on debt discharge	$120,842	$—	$120,842	$—
Fair value adjustments	131,913	—	131,913	—
Substantial contribution fee due to Yucaipa upon emergence	(6,606)	—	(6,606)	—
Other advisory fees due upon emergence	(2,440)	—	(2,440)	—
Legal and professional fees	(4,636)	(3,849)	(7,840)	(6,528)
Employee retention plan	(1,386)	(773)	(1,746)	(1,589)
Other reorganization items	(953)	(85)	(1,057)	(173)

	$236,734	$(4,707)	$233,066	$(8,290)

We continue to incur expenses related to the Chapter 11 Proceedings, primarily professional fees that were classified as reorganization items by the Predecessor. Subsequent to emergence, these expenses are being classified in other line items in our statement of operations, primarily in other operating expenses. For the one-month period ended June 30, 2007, the amount of such expenses was approximately $620,000.
(4) Prepayments and Other Current Assets
Prepayments and other current assets as of June 30, 2007 and December 31, 2006 are presented below (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2007	2006
Prepaid insurance	$7,688	$14,689
Tires on tractors and trailers	—	2,360
Prepaid licenses	2,815	1,285
Other	1,926	3,129

	$12,429	$21,463

(5) Property and Equipment
Property and equipment and the related accumulated depreciation and amortization are presented below (in thousands) as of June 30, 2007 and December 31, 2006:

	Successor	Predecessor
	June 30,	December 31,
	2007	2006
Tractors and trailers	$143,496	$423,899
Buildings and facilities (including leasehold improvements)	25,749	45,360
Furniture, fixtures and equipment	4,666	44,286
Land	18,373	9,786
Service cars and equipment	2,011	4,513

	194,295	527,844
Less accumulated depreciation	(3,714)	(398,613)

	$190,581	$129,231

In accordance with SOP 90-7 and SFAS No. 141, property and equipment were adjusted to fair value as of the fresh-start reporting date and are being depreciated over the estimated remaining useful lives as follows:
•	2 to 8 years for tractors and trailers;

•	2 to 35 years for buildings and facilities;

•	2 to 14 years for furniture, fixtures, service cars and equipment; and

•	over the shorter of the estimated useful life or the term of the lease for leasehold improvements.

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Property and equipment purchased after the fresh-start reporting date may have estimated useful lives outside of these ranges.
The cost approach was utilized for the valuation of the buildings and land improvements, considering the appropriate quantitative and qualitative property characteristics of the properties under consideration. The cost approach is based upon the current cost to develop the particular asset, less an allowance for depreciation. To establish the replacement cost new less depreciation of the buildings and land improvements, we analyzed relevant documents, such as surveys/site plans, prior appraisals and asset lists. Where applicable, we applied multipliers for property location and current costs. We also determined an allowance for physical depreciation and obsolescence for the buildings and land improvements based upon an age-life analysis with adjustments made for the condition of the assets, both positive and negative.
The sales comparison approach was used to value the land. It was also used to estimate the fair value of the overall properties, on a comparative basis to sales or listings of similar facilities. This approach measures the value of an asset through an analysis of recent sales or offerings of comparable property. Sales and listing prices are adjusted for various financial and physical differences in comparison to the asset being appraised. The sales comparison approach was used in estimating the fair value of the land as if vacant and available for development, as well as for the combined site and current existing building and land improvements, as improved. The sales comparison approach is an appraisal technique in which a market value estimate is based upon prices paid in actual market transactions for properties that are comparable to the subject. It is a process of analyzing recently sold or listed properties that are similar to the subject properties. The reliability of this technique depends upon (a) the degree of comparability of the property appraised with each sale; (b) the length of time since the sale; (c) the accuracy of the sales data; and (d) the absence of unusual conditions affecting the sale. The steps included in the sales comparison approach included researching the market to obtain information on sales transactions, listings, and offerings for properties similar to the subject; verifying that the information obtained was factually accurate and that the transactions reflected arms-length market considerations to the best extent possible; analyzing the comparable sale properties to the subject using an appropriate unit of measure (e.g., sale price per acre or per square foot) and adjusting the sale price of each comparable property accordingly; and reconciling the various value indications produced from the analysis of comparable sales into a single value indication or a range of values. Market research was conducted to obtain applicable data.
In valuing the tractors and trailers (or together “Rigs”) we relied on the cost approach to value. To determine replacement cost new, we utilized the direct cost method. The direct cost method applied actual purchase prices for tractors and trailers recently purchased. Next, physical deterioration was applied to the assets. Depreciation from physical deterioration was estimated for the tractors and trailers based upon expected useful life and depreciation curves established by analyzing market data. Over the life of these assets, we typically remanufacture the tractors and trailers and rebuild the engines of the tractors to extend their useful lives. After approximately eight years, the engines are rebuilt. We have accounted for the remanufacturing of the assets and the engine rebuilds in our analysis. We analyzed historical data to better understand the life cycle of the Rigs and the magnitude of time and materials spent to remanufacture and rebuild these assets. We obtained information about the timing of these maintenance items and factored them into our analysis for the individual tractors and trailers. The depreciation factor for these items was based upon a straight-line method over eight years, which is consistent with the history of these assets. We utilized the indirect cost method to compare the values concluded upon from the direct cost method. The indirect cost method produced values consistent with those of the direct cost method.
In valuing the remaining personal property, we gave consideration to the cost, market, and income approaches to value and concluded that the best approaches were the cost and market approaches to value. To determine the replacement cost new, we utilized the indirect cost method and applied published price inflation index figures. Based upon observations, conversations, and inspections and analyses, we adjusted the “percent good” factor for personal property assets to account for the condition of the assets and other factors that influence effective age. The percent good factor represents the remaining value of the asset as a percent of its replacement cost, thus implying an estimate of physical deterioration. We assessed whether there was any functional or economic obsolescence (i.e., loss in value of the property caused by the inability of the property to adequately perform the function for which it is

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
utilized or loss in value from impairment of desirability or useful life arising from economic forces) and determined that there was none. We also developed indications of value based on market based research sources in which we identified comparable assets to certain computer equipment, machinery and equipment, plant vehicle, and vehicle assets and gathered information concerning used, resale and wholesale prices and the costs to deliver and install the property. To arrive at a fair value, we analyzed the overall validity of each approach based on the resources used.
As more fully discussed in Note 11, during the two-month period ended May 31, 2007, we entered into an agreement with Yucaipa pursuant to which Yucaipa purchased certain specialized tractors and car-haul trailers from the bankruptcy auction of Blue Thunder Auto Transport, Inc. (the “Blue Thunder Rigs”). The Blue Thunder Rigs were then sold to us at cost. We financed these Rigs with purchase money financing provided to us by Yucaipa. See Note 11 for a discussion of this financing arrangement. Pursuant to this agreement, we purchased 170 Rigs from Yucaipa during the two-month period ended May 31, 2007 at a cost of $13.5 million. The Blue Thunder Rigs ranged from three to five years in age.
(6) Goodwill and Other Intangible Assets
As discussed in Note 3, in connection with the allocation of reorganization value to individual assets and liabilities, we recorded certain previously unrecorded intangible assets relating to customer relationships, developed technology, trademarks and trade names and allocated the excess of reorganization value over the sum of the individual assets and liabilities to goodwill.
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the excess of reorganization value over individual assets and liabilities, recognized by entities that adopt fresh-start reporting in accordance with SOP 90-7 shall be reported as goodwill and accounted for in the same manner as goodwill. Pursuant to SFAS No. 142, goodwill and other intangible assets determined to have indefinite useful lives are not amortized, but instead are evaluated for impairment annually, and between annual tests if an event occurs or circumstances change which indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.
In accordance with SFAS No. 142, intangible assets, other than those determined to have an indefinite life, are amortized to their estimated residual values on a straight-line basis over their estimated useful lives. These intangible assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
Customer Relationships
According to SFAS No. 141, in order for a customer relationship intangible asset to exist, the following conditions must be met:
•	There must be an established relationship between the vendor and customer such that both parties are aware of the identity and history of one another;

•	Data must be available that documents the relationship and transactions between the vendor and customer; and

•	There should be an identifiable income stream that is generated by the customer relationship.
In valuing the customer relationships, we utilized a variation of the income approach known as the residual income method. The income approach measures the future economic income that can be attributed to the existing customer relationships based on their expected remaining lives and requires an analysis of the following two key inputs:
•	The remaining useful lives of the customer relationships, considering their current terms and the renewal probability based on a customer historical attrition analysis; and

•	The debt-free net cash flow expected to be generated by the customer relationships over their remaining estimated useful lives.

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Key assumptions and inputs used to develop the debt-free cash flow for the customer relationships were projected revenue growth, the average estimated remaining life of customer relationships, estimated customer relationship attrition, projected earnings before interest, taxes and depreciation, an estimated income tax rate, required return for the use of other contributory assets, an appropriate discount rate and the incremental value of the tax savings generated by the amortization of the intangible asset.
Developed Technology
A proprietary technology intangible asset can be defined as proprietary knowledge or processes that have been developed or purchased and are recognized as providing or having the potential to provide significant competitive advantages or product differentiation. A proprietary technology intangible asset can be identified as the end product, such as in high-tech companies, or can be an internally developed system or software package that enhances the process of producing other products, delivering a service or facilitates general business management. There are several approaches commonly used to value a technology intangible asset including the income, cost, and market approaches. Reconciling the value indications of different approaches requires an analysis of the qualitative factors that contribute to the value of the technology intangible asset, including age, life cycle, growth potential, profitability, required research and development expense, market opportunity and competition.
The developed technology that we identified as having value consists of proprietary internal use applications related primarily to operations and logistics. Since our proprietary technology is used internally and cannot be mapped directly to a product revenue stream, we utilized the cost approach to develop an indication of the value of the developed technology. The cost approach quantifies value by examining either the historical cost to create it or the estimated current cost to reproduce it at a given level of functionality. If the historical cost approach is used, an obsolescence factor is considered to adjust for the economic and functional obsolescence created by the passage of time. The valuation of our developed technology included reviews of cost detail including the estimated cost per hour to develop each application and the associated overhead costs, reviews of the time detail for the developed technology including estimated number of programs per application and estimated development hours per program, calculation of estimated cost to recreate each application, and in turn, the total cost of each system and use of obsolescence factors.
Trade Names and Trademarks
We relied upon the Relief from Royalty (“RFR”) method under the income approach to estimate the value of the trade name. The RFR method provides an estimate of the value of a trade name based on the present value of the projected cost savings attributable to the ownership of the trade name. This method is based on the theory that the owner of a trade name is relieved of paying a royalty or license fee for the use of the trade name. The method is a function of: (a) projected sales from products or services attributable to the trade name, (b) a reasonable market royalty rate that would otherwise be charged by a licensor of the trade name to a licensee of the trade name, and (c) an appropriate discount rate to reflect the risk of achieving the projected royalty savings attributable to the trade name. In implementing the RFR method to value our trade names and trademarks, we utilized revenue projections, royalty rates, tax rates, intangible discount rates and an amortization period for certain tax benefits.
The following tables present information on our intangible assets, including goodwill at June 30, 2007 and December 31, 2006 (in thousands):
Intangible assets not subject to amortization:

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Successor			Predecessor
	June 30, 2007			December 31, 2006
	Gross carrying amount			Gross carrying amount
	Allied			Allied
	Automotive	Axis		Automotive	Axis
	Group	Group	Total	Group	Group	Total
Goodwill	$80,722	$5,190	$85,912	$—	$3,545	$3,545
Trademarks and Trade Names	13,000	900	13,900	—	—	—

	$93,722	$6,090	$99,812	$—	$3,545	$3,545

Intangible assets subject to amortization:

	Successor
	June 30, 2007
		Gross		Net
	Estimated	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount
Customer relationships:
Allied Automotive Group	15 years	$2,000	$10	$1,990
Axis Group	10 years	5,700	48	5,652

		$7,700	$58	$7,642

Developed technology:
Allied Automotive Group	5 years	$2,700	$45	$2,655
Axis Group	7 years	3,100	37	3,063

		$5,800	$82	$5,718

Total		$13,500	$140	$13,360

Amortization for the one-month period ended June 30, 2007 was $140,000.
The following table provides a summary of the expected amortization expense, for the remainder of 2007 and five years from fiscal year-end, for the intangible assets subject to amortization (in thousands):

Six months ending December 31, 2007	$843
2008	1,686
2009	1,686
2010	1,686
2011	1,686
2012	1,371

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(7) Other Noncurrent Assets
Other noncurrent assets as of June 30, 2007 and December 31, 2006 are presented below (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2007	2006
Deposits with insurance companies	$10,572	$10,547
Deferred financing costs	—	124
Interest in split-dollar life insurance policies	5,951	5,973
Tires on tractors and trailers	—	2,950
Overfunded pension plans	6,143	2,473
Other deposits	2,443	2,336
Other	—	269

	$25,109	$24,672

The deferred financing costs and the related accumulated amortization as of December 31, 2006 are presented below (in thousands):

Predecessor
December 31,
2006
Cost	$345
Accumulated amortization	(221)

$124

During the five-month period ended May 31, 2007, we incurred deferred financing costs of $9.4 million related to the senior secured credit facilities. These costs were amortized until the fresh-start reporting date and the unamortized balance of $6.5 million was eliminated as a reorganization item at the fresh-start reporting date. The deferred financing costs at December 31, 2006 represent costs related to the Original DIP Facility, which were fully amortized during the five-month period ended May 31, 2007. See Note 11 for a discussion of these facilities. The write-off and amortization of deferred financing costs (excluding the portion written off to reorganization items) were, $2.9 million for the two-month period ended May 31, 2007, $3.0 million for the five-month period ended May 31, 2007 and $2.0 million and $5.6 million for the three and six months ended June 30, 2006, respectively.
(8) Accounts and Notes Payable and Accrued Liabilities
We enter into notes payable with third parties for insurance financing arrangements. Outstanding notes payable for insurance financing arrangements as of June 30, 2007 and December 31, 2006 were $1.7 million and $5.4 million, respectively, and are included in accounts and notes payable in the accompanying unaudited consolidated balance sheets. These notes are due in monthly installments, generally over a period of less than a year. The weighted-average interest rate on amounts outstanding at June 30, 2007 was 8.28%.
Accrued liabilities as of June 30, 2007 and December 31, 2006 are presented below (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2007	2006
Insurance and claims	$30,877	$38,786
Wages and benefits	23,765	27,272
Accrued taxes	3,753	3,797
Accrued interest	1,898	738
Purchased transportation	3,657	2,723
Other	1,441	1,123

	$65,391	$74,439

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
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
Claims and insurance liabilities are adjusted periodically, as claims develop, to reflect changes in actuarial estimates based on actual experience. During the one-month period ended June 30, 2007 and the two-month period ended May 31, 2007, there were no changes in the estimated ultimate amount of claims from prior years. During the five-month period ended May 31, 2007, the estimated ultimate amount of claims from prior years decreased approximately $1.4 million or $0.16 per share.
Our accounting policy is to report our liability for claims and self-insurance liabilities on an undiscounted basis. We have determined that the historical unfavorable development of aged claims was such that we cannot reliably determine such liabilities on a discounted basis. However, the fair value reporting requirements under fresh-start accounting require discounting of liabilities that are expected to be paid over a period of greater than one year to reflect the liabilities at the present value of amounts to be paid in determining fair value. Therefore, as of the fresh-start reporting date, we discounted the estimated future payment stream for self-insurance liabilities using appropriate risk-free rates, ranging from 4.88% to 5.21%, for the projected payout periods, while at the same time increasing the future payment stream for these liabilities for a risk premium based on the uncertainty inherent in the estimation of the liability of the portfolio. The risk premium was estimated using the cost of capital method, with the required capital percentage varying by the type of risk category. Subsequent to fresh-start reporting, the liabilities will continue to be reported on an undiscounted basis. The fair value adjustment made at the fresh-start reporting date will be amortized into expense over the period of projected payouts.
The amounts recognized in the accompanying unaudited consolidated balance sheets as of June 30, 2007 and December 31, 2006 represent the undiscounted estimated ultimate amount of claims, reduced by the remaining fair-value adjustment as of June 30, 2007 of $6.2 million. These amounts are presented below (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2007	2006
Accrued liabilities — current	$30,877	$38,786
Other long-term liabilities — noncurrent	53,418	64,307

	84,295	103,093
Liabilities subject to compromise	—	3,000

Total liability included in the consolidated balance sheets	$84,295	$106,093

During the Chapter 11 Proceedings, the majority of our pre-petition liabilities related to insurance and claims were not classified as liabilities subject to compromise since we had received the Bankruptcy Court’s approval to maintain our existing insurance programs. Pre-petition liabilities that were previously classified as subject to compromise represented liabilities for product liability claims.
We believe that adequate provision has been made for all incurred claims including those not reported. However, favorable or unfavorable developments subsequent to the date of our estimates could have a material impact on our consolidated financial statements.
(10) Employee Benefit Plans
(a) Pension and Postretirement Benefit Plans

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
The following tables present the components of our net periodic benefit cost for the pension and postretirement benefit plans (in thousands):

	Defined Benefit			Postretirement Benefit
	Pension Plans			Plans
	Successor	Predecessor		Successor	Predecessor
	One Month Ended	Two Months Ended	Three Months Ended	One Month Ended	Two Months Ended	Three Months Ended
	June 30, 2007	May 31, 2007	June 30, 2006	June 30, 2007	May 31, 2007	June 30, 2006
Service cost	$5	$12	$23	$5	$12	$14
Interest cost	264	515	762	66	124	164
Expected return on plan assets	(392)	(741)	(1,014)	—	—	—
Amortization of:
Unrecognized net actuarial loss	—	217	524	—	122	169
Prior service cost (credits)	—	8	12	—	(51)	(82)

Net periodic benefit cost	$(123)	$11	$307	$71	$207	$265

	Defined Benefit			Postretirement Benefit
	Pension Plans			Plans
	Successor	Predecessor		Successor	Predecessor
	One Month Ended	Five Months Ended	Six Months Ended	One Month Ended	Five Months Ended	Six Months Ended
	June 30, 2007	May 31, 2007	June 30, 2006	June 30, 2007	May 31, 2007	June 30, 2006
Service cost	$5	$30	$46	$5	$29	$28
Interest cost	264	1,288	1,524	66	309	328
Expected return on plan assets	(392)	(1,853)	(2,028)	—	—	—
Amortization of:
Unrecognized net actuarial loss	—	542	1,048	—	306	338
Prior service cost (credits)	—	20	24	—	(127)	(164)

Net periodic benefit cost	$(123)	$27	$614	$71	$517	$530

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
A number of proofs of claim related to pre-petition liabilities under the multiemployer pension plans to which we contribute were filed on or before the bar date established by the Bankruptcy Court. The majority of the claims were filed on a contingent basis, which means that no plan withdrawal liability was asserted, but if a withdrawal had occurred, we would have had an obligation related to the withdrawal. We did not withdraw our participation in these plans.
Two proofs of claims, totaling $15.8 million, asserted general unsecured claims for withdrawal liability on a noncontingent basis. We determined that it was probable that a withdrawal had occurred in each case prior to the Petition Date and that the claim amounts asserted were reasonable estimates of the withdrawal liability. Accordingly, the amount of $15.8 million was included in liabilities subject to compromise as of December 31, 2006. One of the claims, which was for $10.9 million, was withdrawn on the date that the Joint Plan was confirmed and is reflected in the gain on debt discharge. The remaining liability of $4.9 million is entitled to settlement as of the Effective Date along with the other general unsecured claims.
(b) Employee Retention Plan
The Allied Holdings, Inc. Amended Severance Pay and Retention and Emergence Bonus Plan for Key Employees (the “employee retention plan”) was approved by the Bankruptcy Court on January 6, 2006. The employee retention plan included three components: a severance component, a stay bonus component and a discretionary bonus component. During the two-month period ended May 31, 2007, the five-month period ended May 31, 2007 and the three- and six-month periods ended June 30, 2006, we recognized reorganization expenses of $241,000, $601,000, $773,000 and $1,589,000, respectively, related to the stay and discretionary bonus components. The liabilities related to the employee retention plan were $0.9 million and $1.7 million at June 30, 2007 and December 31, 2006,

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
respectively, and are included in “other accrued liabilities” in the accompanying unaudited consolidated balance sheets. We paid $1.0 million of the retention amount in May 2007 in connection with the Bankruptcy Court’s confirmation of the Joint Plan and the final retention payment of $1.0 million was made in July 2007, 60 days after the Effective Date. The only expense recognized for the severance portion of the employee retention plan was severance of $1.1 million related to the termination of our previous Chief Executive Officer who was notified by the Board of Directors on April 30, 2007 that his employment would be terminated on or about May 31, 2007. Expenses related to the employee retention plan for the one-month period ended June 30, 2007 were $88,000 and are reported in salaries, wages and fringe benefits in the Successor’s statement of operations.
(c) 401(k) Plan
In November 2007, our Board of Directors authorized company contributions for 2008 for our 401(k) plan, which covers all of our nonbargaining employees in the U.S. We will match 100% of employee contributions up to 1% of salary and 50% of additional employee contributions up to 6% of salary. Our contributions will be made each pay period and will vest immediately for employees with two or more years of service and for others, upon the second anniversary of employment.
(11) Debt
Our debt at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2007	2006
Current liabilities not subject to compromise:
Original DIP Revolver	$—	$45,005
Original DIP Facility - Term Loan A	—	20,000
Original DIP Facility - Term Loan B	—	85,709
Original DIP Facility - Term Loan C	—	10,643

	$—	$161,357

Noncurrent liabilities not subject to compromise:
Senior secured credit facilities:
– First Lien Term Facility	$180,000	$—
– Second Lien Facility	50,000	—
– Unamortized Debt Discount	(492)	—

	229,508	—
Less current maturities	(1,800)	—

	$227,708	$—

Liabilities subject to compromise:
Senior Notes	$—	$150,000

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

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
On June 30, 2006, we entered into a fifth amendment (the “Fifth Amendment”) to the Original DIP Facility to provide $30 million of additional availability through a new term loan (“Original DIP Facility Term Loan C”). The Original DIP Facility Term Loan C bore interest at an annual rate of LIBOR plus 9.5%, payable at our option in cash each month or in kind by addition to principal on a monthly basis, with interest compounded on a monthly basis. The Fifth Amendment provided us with additional availability by allowing the payment of interest in kind on Original DIP Facility Term Loan B by addition to principal on a monthly basis. Accordingly, subsequent to the Fifth Amendment, the Original DIP Facility provided for debtor in possession financing of up to $260 million plus interest paid in kind. Further, the Fifth Amendment reduced the interest rate on Original DIP Facility Term Loan B from LIBOR plus 9.5% to LIBOR plus 8.5%. The interest rate on Original DIP Facility Term Loan A remained unchanged at an annual rate of LIBOR plus 5.5%. During the quarter ended March 31, 2007, we paid interest in kind by addition to principal of approximately $3.4 million. During the year ended December 31, 2006, we paid interest in kind by addition to principal of approximately $6.3 million. The deferred financing fees relating to the Original DIP Facility were expensed during the quarter ended March 31, 2007 as part of the extinguishment of the debt.
New DIP Facility
The New DIP Facility, which was arranged by an affiliate of Goldman Sachs & Co., was entered into on March 30, 2007 and amended in April 2007, provided financing of up to $315 million, and replaced the Original DIP Facility. Subject to the satisfaction of certain conditions, the New DIP Facility provided us with the option to convert to a senior secured credit facility upon our emergence from Chapter 11, which we exercised, as described below under “Senior Secured Credit Facilities”. The New DIP Facility included a $230 million secured term loan facility, a $50 million synthetic senior letter of credit facility and a $35 million senior secured revolving credit facility (“New DIP Revolver”), which included a swing-line credit commitment of $10 million. Proceeds from the New DIP Facility of $205 million at March 30, 2007 were used to repay all amounts outstanding under the Original DIP Facility and associated fees, and to provide additional liquidity for working capital needs. Excess cash received in connection with the funding of the New DIP Facility was invested in overnight repurchase agreements (“REPOs”). In connection with the repayment of the Original DIP Facility and the funding of the New DIP Facility, we paid fees of approximately $9.4 million, $1.3 million of which related to the early repayment of the Original DIP Facility and $8.1 million of which related to the New DIP Facility. The fees related to the early repayment of the Original DIP Facility are reported in interest expense and include a prepayment penalty of $1.1 million.
The interest rates on the term loans in the New DIP Facility were based on either the Base Rate plus 2.50%, or Adjusted Eurodollar Rate plus 3.50%. The interest rate on the New DIP Revolver was based on either the Base Rate plus 1% or Adjusted Eurodollar Rate plus 2%. The swing line loans bore interest at the Base Rate plus 2.5%. Base Rate means, for any day, a rate per annum equal to the greater of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. The Adjusted Eurodollar Rate is generally LIBOR, but the rate could be affected if the Board of Governors of the Federal Reserve System regulated a reserve requirement. In addition, we were charged a participation fee pursuant to the letter of credit facility equal to approximately 3.80% per annum of the amount of the synthetic letter of credit facility plus a fronting fee of 0.55% of the average daily maximum amount available to be drawn under letters of credit issued under the synthetic letter of credit facility. We were also obligated to pay a commitment fee equal to 0.375% per annum times the daily average undrawn portion of the New DIP Revolver and a commitment fee of 1.75% per annum times the daily average undrawn portion of the term loan facility. On May 11, 2007, an additional $25 million was drawn under the term loans. Accordingly, as of May 11, 2007, $230 million was outstanding under the term loans and at that date, we had not drawn on the New DIP Revolver. The resulting excess cash was invested in REPOs.
On May 15, 2007, we restructured the New DIP Facility resulting in (1) an amended and restated $265 million first lien credit facility (the “First Lien Facility”) with Goldman Sachs Credit Partners L.P., as lead Arranger and Syndication Agent, and The CIT Group/Business Credit, Inc., as Administrative Agent and Collateral Agent and (2) a $50 million second lien term loan facility with Goldman Sachs Credit Partners L.P., as lead Arranger, Syndication Agent, Administrative Agent and Collateral Agent (the “Second Lien Facility”). As amended and restated, the First Lien Facility provided for aggregate financing of $265 million comprised of a $180 million secured term loan facility (the “First Lien Term Facility”), a $50 million synthetic letter of credit facility (the “Letter of Credit Facility”) and a $35 million senior secured revolving credit facility (the “First Lien Revolver”), which included a swing-line credit commitment of $10 million. The Second Lien Facility provided for a $50 million secured term loan (the “Second Lien Term Facility”). The interest rate on the First Lien Term Facility was based on

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
the Base Rate plus 3.0%, or the Adjusted Eurodollar Rate plus 4.0%. The interest rate on the Second Lien Facility was based on the Base Rate plus 6.5%, or the Adjusted Eurodollar Rate plus 7.5%. The interest rate on the New DIP Revolver was based on the Base Rate plus 1% or the Adjusted Eurodollar Rate plus 2%. The swing line loans in the New DIP Revolver bore interest at the Base Rate plus 1%.
The REPOs discussed above are readily convertible to known amounts of cash and are so near to maturity that they present insignificant risk of changes in value because of changes in interest rates. In addition, the REPOs have original maturities of three months or less. Accordingly, these securities qualify to be treated as cash and cash equivalents.
Senior Secured Credit Facilities
As a condition precedent to our emergence from Chapter 11, on May 29, 2007, the First Lien Facility and the Second Lien Facility were converted to senior secured credit facilities. As a result of the conversion, the First Lien Facility will mature five years after the Effective Date and the Second Lien Facility will mature five and a half years after the Effective Date.
Amounts outstanding under the senior secured credit facilities will bear interest at the following annual rates:
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
As of June 30, 2007, the weighted-average interest rate on the First Lien Term Loan Facility and the Second Lien Term Loan Facility was 10.1%.
To mitigate the risk of rising interest rates, in August 2007, we entered into floating-to-fixed interest rate swap agreements with an aggregate notional value of $180 million. These interest rate swap agreements have three-year terms and fix the LIBOR component to a weighted-average fixed rate of 5.13% during the terms. Our senior secured credit facilities require us to hedge a minimum of 50% of the aggregate principal amount of the total indebtedness under those facilities as of the date of the conversion, beginning no later than 90 days after the date of the conversion. Future results of operations could be impacted by unrealized gains or losses related to these interest rate swap agreements.
In addition, among the fees we will be charged under the senior secured credit facilities are the following: (A) a credit fee pursuant to the Letter of Credit Facility equal to the Adjusted Eurodollar Rate plus 4.15% per annum times the average daily amount deposited by the lenders under the Letter of Credit Facility; (B) a commitment fee of 1.75% per annum times the daily average undrawn portion of the First Lien Term Loan Facility; (C) a commitment fee of 0.375% per annum times the daily average undrawn portion of the First Lien Revolver; and (D) a fronting fee under the Letter of Credit Facility of 0.55% of the average daily maximum amount available to be drawn under letters of credit issued under the Letter of Credit Facility.
The senior secured credit facilities include customary affirmative, negative, and financial covenants binding on us, including delivery of financial statements and other reports and maintenance of corporate existence. The negative covenants limit our ability to, among other things, incur debt, incur liens, make investments, sell assets, or declare or pay any dividends on capital stock. The financial covenants included in the senior secured credit facilities limit the amount of annual capital expenditures and set forth a maximum total leverage ratio and minimum interest coverage ratio. In addition, the senior secured credit facilities require mandatory prepayment with the net cash proceeds from certain asset sales, equity offerings, and any insurance proceeds that we receive. As of September 30, 2007, we were in compliance with the covenants of the senior secured credit facility but can provide no assurance that we will be able to comply with these covenants or, if we fail to do so, that we will be able to obtain amendments or waivers of such covenants.
The senior secured credit facilities include customary events of default including events of default related to (i) failure to make payments when due under the senior secured credit facilities, (ii) failure to comply with the financial covenants set forth in the senior secured credit facilities, (iii) defaults under other agreements or instruments of indebtedness, (iv) the granting of certain other super-priority administrative expense claims or non-

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
permitted liens or the invalidity of liens securing the senior secured credit facilities, (v) the stay, amendment or reversal of the bankruptcy court orders approving the DIP Facilities, (vi) the granting of relief from the automatic stay to holders of security interests in assets of our company with a book value in excess of $1 million that would have a material adverse effect on our company or (vii) a change in control of our company, except as is contemplated by the Joint Plan.
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
As of June 30, 2007, we had not drawn on the First Lien Revolver. As of November 9, 2007, we had drawn $4 million on the First Lien Revolver and as a result, $31 million was available as of that date.
Aggregate minimum payments due on the senior secured credit facilities at June 30, 2007, are as follows (in thousands):

Six months ending December 31, 2007	$900
2008	1,800
2009	1,800
2010	1,800
2011	1,800
2012	221,900

$230,000

Canadian Revolving Credit Facility
We also have a $2.5 million revolving credit facility with a bank in Canada (the “Canadian Revolver”). The Canadian Revolver bears interest at the bank’s prime lending rate plus 0.5% and is secured by a letter of credit of $2.6 million, which is included in the $40.9 million of outstanding letters of credit discussed in Note 13(b). At June 30, 2007, nothing was drawn on this facility.
Rig Financing
As discussed in Note 5 above, during the two months ended May 31, 2007, we entered into an agreement with Yucaipa pursuant to which Yucaipa would purchase the Blue Thunder Rigs, which would then be sold to us at cost. We financed the purchase of these Rigs with purchase money financing provided to us by Yucaipa (the “Rig Financing”), which Rig Financing was approved by the Bankruptcy Court on April 6, 2007. The Rig Financing of $15 million was completed prior to the Effective Date and included funds to retrofit and make any necessary repairs to the Blue Thunder Rigs, and to pay certain costs and expenses associated with the purchase, such as registration expenses. The notes under the Rig Financing bore interest at the three-month LIBOR rate plus 4%, payable in-kind quarterly by addition to principal. Pursuant to this agreement, upon our emergence from Chapter 11, the $15.1 million related to the Rig Financing was converted to equity of Allied Systems Holdings, Inc. Of the $15.1 million, $13.5 million represented the purchase cost of the Rigs, $0.3 million was used to pay certain costs associated with the purchase, $0.1 million represented interest, and the reminder was received by us to retrofit and make any necessary repairs to the Blue Thunder Rigs. As stipulated in the Rig Financing agreement, upon conversion, Yucaipa was entitled to receive a percentage of the new equity of Allied Systems Holdings, Inc., with the numerator equal to the amount owed under the Rig Financing, including interest, and the denominator equal to $285 million minus debt, exclusive of the Rig Financing, plus cash on the Effective Date, after giving effect to the Joint Plan. Such percentage was estimated to be approximately 22%, of which Yucaipa’s portion was approximately 18% and the other participants in the Rig Financing were to receive the remaining 4%. The conversion was effected as of the Effective

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
Date. The equity value received by Yucaipa and the other participants exceeded the carrying amount of the Rig Financing by approximately $6.3 million, which was recognized as interest expense as of the conversion date.
Senior Notes
On September 30, 1997, we issued the $150 million 8 5/8% Senior Notes through a private placement. The Senior Notes were subsequently registered with the SEC. As holders of allowed general unsecured claims, holders of the Senior Notes were entitled to receive new common stock of Allied Systems Holdings, Inc. on a pro rata basis in exchange for the cancellation of the debt pursuant to the Joint Plan as of the Effective Date.
(12) Income Taxes
As a result of our emergence from Chapter 11, income from discharge of indebtedness, for income tax purposes, of approximately $100 million will reduce the amount of our net operating loss carryforwards and other tax attributes. We estimate that we will have remaining net operating loss carryforwards of approximately $40 million after the effects of the Joint Plan. We have not finalized our assessment of the tax effect of our emergence from Chapter 11 and this estimate, as well as the overall effect on all tax attributes, is subject to revision, which could be significant. As a result of the issuance of new common stock upon emergence, we realized a change in ownership under the provisions of Section 382 of the Internal Revenue Code. As a result, the amount of our net operating loss carryforwards that we can utilize each year will be limited.
The valuation allowance decreased approximately $45 million during 2007 due primarily to the reduction of our net operating loss carryforwards, as a result of the discharge of indebtedness, and the effect of the fresh-start reporting adjustments. Management concluded that at June 30, 2007, we continue to require a valuation allowance against all deferred tax assets since we have concluded, after considering all sources of taxable income, that it is more likely than not that the deferred tax assets will not be realized. In accordance with SOP 90-7, if we utilize pre-emergence net operating loss carryforwards or other tax attributes, or release associated valuation allowances, we will sequentially reduce the carrying amount of goodwill followed by other indefinite-lived assets until the net carrying amount of these assets is eliminated.
The income tax expense in the accompanying statements of operations differed from the amounts computed by applying statutory rates to the reported income (loss) before income taxes for all periods presented. For periods with income before taxes, the expected tax expense is offset by the reversal of associated valuation allowances in most cases. For all periods presented, we recognized tax expenses related to foreign jurisdictions where no valuation allowance is recorded. In addition, we recognized tax expense during the two months ended May 31, 2007 since the effects of the Joint Plan created deferred tax liabilities for which the timing of the reversal is indefinite. The reversal of those items is not available to offset against deferred tax assets. As a result, an additional valuation allowance was required. For the three months ended June 30, 2006, no expense was recognized related to the income before income taxes, except for the amount related to foreign jurisdictions, since we reported a year-to-date loss before income taxes and no benefit was recognized for the loss before income taxes in the first quarter of 2006. For periods with a loss before income taxes, no benefit was recognized since we did not meet the more likely than not criteria to recognize the tax benefits of losses in most of our jurisdictions. The loss before income taxes generated deferred tax assets for which we increased the valuation allowance.
We adopted the provisions of FIN 48 on January 1, 2007. The cumulative-effect of applying the provisions of this Interpretation of $1.8 million was reported as an adjustment to the January 1, 2007, balance of accumulated deficit. Upon our emergence from Chapter 11, we reduced the FIN 48 liability by approximately $1.3 million related to uncertain tax positions in periods prior to the Petition Date since the claims settlement process limits certain jurisdictions from assessing additional tax liabilities in those periods. The effects of the change on the FIN 48 liability are reflected as a reduction in income tax expense of $0.7 million, and reorganization income of $0.6 million for the reduction of related interest and penalties in the Predecessor’s statement of operations as part of the effects of the Joint Plan.
(13) Commitments and Contingencies

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(a) Chapter 11 Filing and Emergence
As discussed in Note 1, on July 31, 2005 Allied Holdings, Inc. and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. Our Canadian subsidiaries were included among the subsidiaries that filed voluntary petitions seeking bankruptcy protection in the Bankruptcy Court, and they also filed applications for creditor protection under the Companies Creditors’ Arrangement Act in Canada, which, like Chapter 11, allows for reorganization under the protection of the court system. Our captive insurance company, Haul Insurance Limited, as well as our subsidiaries in Mexico and Bermuda were not included in the Chapter 11 filings.
On May 18, 2007, the Bankruptcy Court entered an order confirming the Joint Plan and on the Effective Date, the Debtors emerged from Chapter 11.
As debtors-in-possession, we were authorized under Chapter 11 to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, most pending litigation and pre-petition liabilities were stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, could take any action, again subject to certain exceptions, to recover pre-petition claims against us. One exception to this stay of litigation was any action or proceeding by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applied could be fully and finally resolved in connection with the administration of the Chapter 11 Proceedings and, to the extent not resolved, will be addressed in the context of the Joint Plan.
(b) Letters of Credit
At June 30, 2007, we had issued $139.3 million of outstanding letters of credit to third parties related primarily to the settlement of claims and insurance liabilities and support for a line of credit at one of our foreign subsidiaries. Of the $139.3 million, $40.9 million of these letters of credit were secured by availability under the First Lien Revolver and $98.4 million were issued by our wholly owned captive insurance subsidiary, Haul Insurance Limited, and were collateralized by $98.4 million of restricted cash, cash equivalents and other time deposits held by this subsidiary. We renew these letters of credit annually. See Note 11 for a discussion of the current letter of credit facilities under the senior secured credit facilities.
(c) Litigation, Claims, Assessments
We are involved in various litigation and environmental matters relating to employment practices, automobile liability, general liability, and other matters arising from operations in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial position but could have a material adverse effect on our results of operations in a future period.
As part of the previously disclosed settlement agreement with Ryder System, Inc. (“Ryder”), we issued a letter of credit in favor of Ryder and agreed to certain scheduled increases in the amount of the letter of credit. At June 30, 2007, the letter of credit totaled $7.5 million and is included in the $40.9 million of outstanding letters of credit noted in (b) above. Ryder may only draw on the letter of credit if we fail to pay workers’ compensation and liability claims assumed by us in the Ryder Automotive Carrier Group acquisition. We have provided the letter of credit in favor of Ryder because Ryder has issued a letter of credit to its insurance carrier relating to the workers’ compensation and liability claims assumed by us. Under the agreement with Ryder, an actuarial valuation will be performed periodically to determine the remaining amount outstanding of the workers’ compensation and liability claims that we assumed. Based on the results of the actuarial valuation, the letter of credit will be adjusted, as appropriate. The letter of credit totals $7.5 million as of November 9, 2007.
We are defending against an appeal in the U.S. Eleventh Circuit Court of Appeals concerning the confirmation of our Joint Plan. The appeal was filed by certain Predecessor stockholders. The appeal was dismissed by the District Court for the Northern District of Georgia as, inter alia, moot due to the substantial consummation of the Joint Plan. The stockholders have appealed the dismissal. We do not believe that the appeal has merit, and thus, we do not believe that this matter will have a material adverse effect on our financial position or results of operations.
(d) Purchase and Service Contract Commitments
We have a ten-year agreement with IBM, which commenced in February 2004, whereby IBM provides our mainframe computer processing services, manages those applications relating to our electronic data interchange, network services and technical services and provides us with applications development and support services. We continued to utilize IBM’s services and made the scheduled payments during the Chapter 11 Proceedings and upon

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
emergence, assumed the contract and made the required cure payments. The purchase commitment for the remaining life of the agreement was approximately $71.3 million as of June 30, 2007.
(e) Leases
We lease Rigs, office space, computer equipment, and certain terminal facilities under noncancelable operating lease agreements. Included in these noncancelable leases are operating lease commitments for approximately 187 Rigs. Original lease terms range between five and seven years. However, during 2006 and 2005, we amended certain of these lease agreements to extend them for an additional year. These operating leases expire between 2007 and 2010 and contain residual guarantees of up to 25% of the original cost of the Rigs. We included these residual value guarantees in the calculations that we performed in determining the proper classification of these leases. No accruals for these guarantees were considered necessary at June 30, 2007.
Also included in the noncancelable operating leases disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 was a lease for corporate office space in Decatur, Georgia. This lease is scheduled to expire on December 31, 2007. We will not be renewing this lease and have advised the landlord of our intention to vacate the premises effective December 31, 2007. A new lease agreement for corporate office space in Atlanta, Georgia has been signed.
(f) Collective Bargaining Agreements
Employees of our subsidiary, Allied Systems Ltd., which represents approximately 80% of our U.S. employees, are covered by the National Master Automobile Transporters Agreement (“Master Agreement’) with the Teamsters in the U.S. The Master Agreement with these employees commenced on June 1, 2003 and was scheduled to expire on May 31, 2008 but was subsequently modified. The Joint Plan incorporates the modifications to the Master Agreement with the Teamsters in the U.S. The amendment, which was subsequently ratified by the affected employees, took effect upon the Effective Date and will expire on May 28, 2010. Significant terms of the agreement include:
•	Total U.S. wage concessions of 15%, limited to $35 million per year during the three-year duration of the agreement;

•	The elimination of future Teamster wage increases contained in the Master Agreement;

•	A wage freeze relating to the salaries of management and other nonbargaining employees during the three-year duration of the agreement, subject to certain exceptions;

•	The right of the Teamsters in the U.S. to receive a portion of earnings before interest, taxes, depreciation and amortization (“EBITDA”) in excess of the projections included in the Disclosure Statement for the Joint Plan;

•	A requirement that a new Chief Executive Officer be appointed by the Effective Date; and.

•	A requirement that within ninety days of the Effective Date, Allied and the IBT reach an agreement regarding the potential to have the employees of the Axis Group who perform carhaul work be represented by the IBT and have all carhaul work controlled by the Axis Group assigned by right of first refusal to our Automotive Group or another carhaul company subject to the Master Agreement. Allied and the IBT have agreed to an extension of the period to reach an agreement on this matter through December 27, 2007. If Allied and the IBT can not reach a mutual agreement on this matter within the extended period, we will have four months to sell those operations within the Axis Group.
On June 24, 2007, our Teamster-represented employees in Eastern Canada ratified a new, three-year agreement that provides for certain wage and benefit increases retroactive to November 1, 2006, with an additional wage and benefit increase that was effective November 1, 2007 and an additional increase scheduled to occur on November 1, 2008. The effect of the retroactive payments of approximately $1.2 million are reflected in the statements of operations for the one-month period ended June 30, 2007. This agreement covers those drivers, mechanics and yard personnel that are represented by the Teamsters Union in the provinces of Ontario and Quebec, which represent approximately 70% of our Canadian bargaining employees.

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
We can provide no assurance that the union contracts that are negotiated as the current contracts expire will not result in increased labor costs, labor disruptions and/or work stoppages, increased employee turnover or higher risk management costs, which could in turn materially and adversely affect our financial condition, results of operations or customer relationships.
(g) Employee Agreements with Certain Executive Officers
As of the Effective Date, we entered into amended and restated employment agreements with certain executive officers of our company. The agreements provide for compensation to the officers in the form of annual base salaries and are for one-year terms that renew automatically unless either party gives the required notice before the end of the current term. In addition, we entered into an employment agreement with our new President and Chief Executive Officer (“CEO”) that became effective on June 1, 2007. This agreement includes provisions for a sign-on bonus, annual base salary, a performance-based bonus, options to acquire 300,000 shares of Successor common stock at an exercise price of $18.30 and reimbursement of relocation expenses, among other provisions. Each of the employment agreements provide for severance benefits based upon the occurrence of certain events as defined in the agreement. These employment agreements supersede any severance that would otherwise be payable under the employee retention plan.
During July 2007, the employment agreement with one of the above executive officers was terminated, and we paid $225,000 in severance as required by the terms of that agreement. This amount will be recognized as an expense during the three-month period ending September 30, 2007.
As disclosed in note 10 above, our former Chief Executive Officer was terminated on or about May 31, 2007 and in connection therewith, we paid him $1.1 million, the severance amount due under the employee retention plan. Also, in May 2007, we rejected the employment agreement dated February 23, 2000, as amended on January 21, 2005, with the then Chairman of our Board of Directors. As allowed by the provisions of the Bankruptcy Code, he is entitled to a claim for damages, based on the termination provisions of the employment agreement. The claim for approximately $429,000 is being settled along with other general unsecured claims.
(14) Earnings (Loss) Per Common Share
SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income or loss available to common stockholders by the weighted-average number of common shares outstanding for the periods presented. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings (loss) of the entity. Due to their antidilutive effect, we excluded 1.1 million and 1.6 million options to acquire Predecessor common stock for the two and five-month periods ended May 31, 2007 and the three and six month periods ended June 30, 2006, respectively. Pursuant to the Joint Plan, new common stock was issued by the Successor as of the Effective Date and all interests in common stock prior to the Effective Date, including options to acquire the Predecessor common stock, were cancelled.
Upon our emergence from Chapter 11 and the adoption of fresh-start reporting, the Successor adopted a new capital structure. In connection therewith, 10 million shares of common stock became issuable to unsecured creditors. As of June 30, 2007, 7,035,101 of the 10 million shares were issued and 2,964,899 were reserved for future issuance. We are still reviewing creditor claims of pre-petition liabilities and certain of those claims are not yet liquidated. Upon resolution of these matters, the additional shares will be issued. In addition, the number of shares issued to new shareholders may be revised based upon resolution of the final claims. Pursuant to SFAS No. 128, we have included the full 10 million shares as outstanding in the computation of the weighted-average number of shares used to compute the earnings (loss) per share for the one-month period ended June 30, 2007 since all conditions of distribution were met as of the fresh-start reporting date.
At June 30, 2007, outstanding options to acquire 300,000 shares of Successor common stock were excluded from the computation of diluted earnings per share due to their antidilutive effect.

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)
(15) Stock-Based Compensation
In prior years, we awarded nonqualified and incentive stock options under our long-term incentive plan that was approved by our stockholders. On the Effective Date, the long-term incentive plan and all interests in our common stock, including options to acquire our common stock, were cancelled.
During the two-month period ended May 31, 2007, the five-month period ended May 31, 2007, and the three- and six-month periods ended June 30, 2006, we recorded stock-based compensation expense of approximately $225,000, $282,000, $93,000 and $186,000, respectively. The expense recorded in all periods presented represented compensation expense related to stock options that were unvested at the date of adoption of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). No new stock options were granted during the two-month period ended May 31, 2007, the five-month period ended May 31, 2007, nor the three- and six-month periods ended June 30, 2006. Stock-based compensation expense, to the extent recorded, is included in salaries, wages and fringe benefits in the accompanying unaudited consolidated statements of operations. The expense for the two and five month periods ended May 31, 2007 included the accelerated recognition of $187,000 of share-based compensation due to the cancellation of the Predecessor’s share-based awards.
The stockholders of the Successor have not approved a new long-term incentive plan. However, on June 1, 2007, we granted our new CEO options to acquire 300,000 shares of Successor common stock at an exercise price of $18.30. This award vests over five years, 20% per year on the anniversary of the grant date, and will expire after ten years. The fair value of these stock options was determined at the grant date using the Black-Scholes-Merton formula, which requires us to make certain assumptions. The risk-free rate of 4.92% was based on the U.S. Treasury yield curve in effect for the expected term of the options at the time of grant. The dividend yield on our common stock is assumed to be zero since we do not pay dividends and have no current plans to do so. Expected volatility was determined based on our historical volatility data, prior to our Chapter 11 filing, of 77%. The expected term of the options was estimated as 6.5 years based on the “simplified method” allowed by the SEC’s Staff Accounting Bulletin No. 107. Under the simplified method, the expected term is calculated as the sum of the vesting term plus the contractual term divided by two. Since this option has a graded vesting schedule, 20% per year, the vesting term for the simplified method is the average of the respective vesting terms. During the one-month period ended June 30, 2007, we recognized compensation expense related to this award of $30,000, based on a grant date fair value of $6.09 per option. None of the options were exercisable as of June 30, 2007. At June 30, 2007, unrecognized compensation expense associated with unvested stock options was approximately $1,797,000, which will be recognized as compensation expense on a straight-line basis over the requisite service period of five years for the entire award.
In July 2007, we also granted options to acquire 500,000 shares of Successor common stock in aggregate to four other executive officers under the same terms as the options granted to our CEO.
  (16) Other Comprehensive Income (Loss)
Total comprehensive income (loss) are presented below (in thousands):

	Successor	Predecessor	Predecessor
	One Month Ended	Two Months Ended	Three Months Ended
	June 30, 2007	May 31, 2007	June 30, 2006
Net income	$343	$217,918	$6,285
Reclassification adjustment of amounts recognized as components of net periodic benefit cost, net of taxes of $0	—	296	—
Foreign currency translation adjustments, net of taxes of $0	(73)	(702)	(455)

	$270	$217,512	$5,830

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Successor	Predecessor	Predecessor
	One Month Ended	Five Months Ended	Six Months Ended
	June 30, 2007	May 31, 2007	June 30, 2006
Net income (loss)	$343	$205,322	$(2,003)
Reclassification adjustment of amounts recognized as components of net periodic benefit cost, net of taxes of $0	—	740	—
Foreign currency translation adjustments, net of taxes of $0	(73)	(1,047)	(399)

	$270	$205,015	$(2,402)

Accumulated other comprehensive loss as of June 30, 2007 and December 31, 2006, consisted of the following (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2007	2006
Foreign currency translation adjustments	$(73)	$156
Pension and other postretirement benefit plan adjustments	—	(24,230)

	$(73)	$(24,074)

Accumulated other comprehensive loss as of December 31, 2006 is net of income tax benefits of $1.9 million.
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
Presented below is certain financial information related to these two segments and corporate/other (in thousands):

	Successor	Predecessor
	One Month Ended	Two Months Ended	Three Months Ended
	June 30, 2007	May 31, 2007	June 30, 2006
Revenues — unaffiliated customers:
Allied Automotive Group	$71,175	$143,865	$238,421
Axis Group	2,172	5,256	6,961

Total	$73,347	$149,121	$245,382

Operating income:
Allied Automotive Group	$2,151	$3,126	$16,547
Axis Group	378	1,327	1,770
Corporate/other	(936)	(960)	(704)

Total	1,593	3,493	17,613
Reconciling items:
Interest expense	(2,498)	(13,597)	(9,525)
Investment income	522	965	1,212
Foreign exchange gains, net	772	3,683	1,755

Income (loss) before reorganization items and income taxes	389	(5,456)	11,055
Reorganization items	—	236,734	(4,707)

Income before income taxes	$389	$231,278	$6,348

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Successor	Predecessor
	One Month Ended	Five Months Ended	Six Months Ended
	June 30, 2007	May 31, 2007	June 30, 2006
Revenues — unaffiliated customers:
Allied Automotive Group	$71,175	$329,386	$471,833
Axis Group	2,172	12,856	14,377

Total	$73,347	$342,242	$486,210

Operating income:
Allied Automotive Group	$2,151	$184	$20,001
Axis Group	378	2,799	3,331
Corporate/other	(936)	(2,176)	(1,622)

Total	1,593	807	21,710
Reconciling items:
Interest expense	(2,498)	(21,189)	(19,066)
Investment income	522	2,167	2,248
Foreign exchange gains, net	772	4,026	1,585

Income (loss) before reorganization items and income taxes	389	(14,189)	6,477
Reorganization items	—	233,066	(8,290)

Income (loss) before income taxes	$389	$218,877	$(1,813)

Total assets of these two segments and corporate/other as of June 30, 2007 and December 31, 2006 are presented below (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2007	2006
Total assets:
Allied Automotive Group	$350,201	$201,040
Axis Group	34,074	23,532
Corporate/other	140,622	114,196

Total	$524,897	$338,768

Geographic financial information is presented below (in thousands):

	Successor	Predecessor
	One Month Ended	Two Months Ended	Three Months Ended
	June 30, 2007	May 31, 2007	June 30, 2006
Revenues:
United States	$55,615	$110,699	$187,129
Canada	17,328	37,605	57,461
Other foreign operations	404	817	792

Total	$73,347	$149,121	$245,382

ALLIED SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

	Successor	Predecessor
	One Month Ended	Five Months Ended	Six Months Ended
	June 30, 2007	May 31, 2007	June 30, 2006
Revenues:
United States	$55,615	$257,893	$378,169
Canada	17,328	81,985	106,191
Other foreign operations	404	2,364	1,850

Total	$73,347	$342,242	$486,210

	Successor	Predecessor
	June 30,	December 31,
	2007	2006
Long-lived assets:
United States	$143,107	$93,805
Canada	40,661	31,431
Other foreign operations	6,813	3,995

Total	$190,581	$129,231

Revenues are attributed to the respective countries based on the terminal that provides the service and long-lived assets consist of property and equipment.
Our Automotive Group’s three largest customers are General Motors, Ford and Chrysler. Presented below are certain percentage contributions to our Automotive Group’s revenues made by these customers:

	Successor	Predecessor
	One Month Ended	Two Months Ended	Five Months Ended
	June 30, 2007	May 31, 2007	May 31, 2007
General Motors	38%	36%	36%
Ford	22%	23%	22%
Chrysler	13%	15%	14%

	73%	74%	72%

A significant reduction in production, changes in product mix, plant closings, changes in production schedules, changes in our Automotive Group’s customer distribution strategies or the imposition of vendor price reductions by these manufacturers, the loss of General Motors, Ford, Chrysler or our two next largest customers, Toyota or Honda as a customer, or a significant reduction in the services provided to any of these customers by the Automotive Group would have a material adverse effect on our operations. General Motors, Ford and Chrysler, in particular, have each publicly announced plans to significantly reduce vendor costs including those associated with transportation services. In addition, General Motors and Ford have recently announced plans regarding their intent to close certain production facilities, some of which we serve. A loss of volume would negatively impact our financial results.

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
As more fully discussed in Note 2 to the unaudited consolidated financial statements included in “Item 1. Financial Statements,” on our emergence from Chapter 11 and on the application of fresh-start reporting, a new reporting entity was deemed to be formed and as a result, the financial statements of the Successor are not comparable to the financial statements of the Predecessor.
However, the discussion of results of operations in this section compares the three months ended June 30, 2007 with the three months ended June 30, 2006 and the six months ended June 30, 2007 with the six months ended June 30, 2006. Our discussion of operating, investing and financing activities compares the six months ended June 30, 2007 with the six months ended June 30, 2006. We believe that for purposes of management’s discussion and analysis in this Quarterly Report on Form 10-Q, this presentation provides management and investors with a better perspective of trends and of our ongoing financial and operational performance. In addition, the application of fresh-start reporting does not significantly impact factors such as seasonality of revenues. Further, though having a significant noncash impact on our current and future results of operations, fresh-start reporting will have no impact on underlying cash flows.
Executive Overview
As more fully discussed in Note 1 to the unaudited consolidated financial statements included in “Item 1. Financial Statements,” from July 31, 2005 through May 29, 2007, the Effective Date, Allied Holdings, Inc. and substantially all of its subsidiaries operated under Chapter 11 of the Bankruptcy Code. On the Effective Date, the Debtors emerged from Chapter 11 and Allied Holdings, Inc. merged into its wholly owned subsidiary, Allied Systems Holdings, Inc., a Delaware corporation, with Allied Systems Holdings, Inc. as the surviving corporation with authorized capital stock of 100 million shares of common stock, par value $0.01 per share, and 10 million shares of preferred stock, par value $0.01 per share.
We continue to operate in substantially our previous form, and the outstanding claims against and interests in the Debtors are being resolved pursuant to the Joint Plan. As of the Effective Date, our debtor-in-possession financing was converted to senior secured credit facilities that serve as our exit financing. The implementation of the Joint Plan includes, among other things, the consummation of the following transactions:
i)	Payment in cash, reinstatement, return of collateral or other treatment of secured claims, as agreed with the holder of each such claim;

ii)	Distribution of new common stock of Allied Systems Holdings, Inc on a pro rata basis to the holders of allowed general unsecured claims;

iii)	Cancellation of the existing common stock interests in Allied Holdings, Inc. (holders of equity interests received nothing under the Joint Plan); and

iv)	Assumption of selected contracts.
We have emerged from Chapter 11 with a redesigned capital structure, lower debt, improved customer contracts and improved contract terms with the IBT regarding our employees in the U.S. represented by the Teamsters. We believe that the factors that precipitated our need to file for protection under Chapter 11 have been adequately addressed and that we are positioned to improve our operating performance and profitability. However, our ability to achieve the necessary improvements is dependent upon several factors including the timely and successful implementation of the Joint Plan, the economy, the dynamics of the automotive transportation industry including actions by our major customers, our ability to retain our existing business, our ability to develop and implement successful business strategies, our ability to maintain effective relationships with our employees including those represented by the Teamsters, our ability to maintain effective relationships with our suppliers and customers, the price and availability of fuel and our ability to successfully manage other operational challenges. Failure to improve our performance could also adversely affect our financial condition, cash flow, liquidity and business prospects.
The number of vehicles delivered by our Automotive Group in each of the quarters during 2005 and 2006 and the first two quarters of 2007 has been consistently less than the number of vehicles delivered during the comparable period in the prior year. Furthermore, the level of decline on a year-over-year basis has been increasing. We have been able to offset at least a portion of the unfavorable impact on revenue caused by the reduction in the number of vehicles delivered with customer rate increases.
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
Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
For the second quarter of 2007, our revenues decreased 9.3% over the second quarter of 2006. The number of vehicles delivered in the second quarter of 2007 was 10% lower than the number delivered in the second quarter of 2006. Revenue per vehicle delivered was relatively flat quarter over quarter. Our operating income for the second quarter of 2007 decreased $12.5 million from the second quarter of 2006 and our net income increased $212 million. Our operating results were affected by the lower number of vehicles delivered quarter over quarter. The primary factors contributing to the increase in our net income were the gain on debt discharge realized on the settlement of liabilities subject to compromise and the fair value adjustments recorded for fresh-start reporting. To a lesser extent, the increase in net income was also due to certain customer rate increases. These increases were partially offset by the lower volume of vehicles delivered and the shorter distances driven to deliver vehicles, and an increase in interest expense and reorganization costs, excluding the effect of favorable gains noted above. The following table sets forth the percentage relationship of expense items to revenues:

	As a % of revenues
	Three Months ended June 30,
	2007	2006
Revenues	100.0%	100.0%

Operating expenses:
Salaries, wages, and fringe benefits	49.2%	46.8%
Operating supplies and expenses	21.5%	20.5%
Purchased transportation	11.9%	13.3%
Insurance and claims	4.7%	4.2%
Operating taxes and licenses	3.1%	3.0%
Depreciation and amortization	4.2%	3.0%
Rents	0.9%	0.7%
Communications and utilities	0.7%	0.6%
Other operating expenses	1.5%	0.8%
Loss (gain) on disposal of operating assets, net	0.0%	(0.1)%

Total operating expenses	97.7%	92.8%

Operating income	2.3%	7.2%
Other income (expense):
Interest expense	(7.2)%	(3.9)%
Investment income	0.7%	0.5%
Foreign exchange gains, net	2.0%	0.7%

Total other income (expense):	(4.5)%	(2.7)%

(Loss) income before reorganization items and income taxes	(2.2)%	4.5%
Reorganization items	106.4%	(1.9)%

Income before income taxes	104.2%	2.6%
Income tax expense	(6.0)%	(0.0)%

Net income (loss)	98.2%	2.6%

Revenues
Revenues were $222.5 million in the second quarter of 2007 compared to revenues of $245.4 million in the second quarter of 2006, a decrease of 9.3%, or $22.9 million. The decrease in revenues was due primarily to a decline in the number of vehicles delivered by our Automotive Group.
The number of vehicles that we delivered declined by approximately 10% from 2,076,000 units in the second quarter of 2006 to 1,873,000 units in the second quarter of 2007. This reduction was due primarily to a 6% decline in vehicle production by our three largest customers and, to a lesser extent, to the closure of certain terminal locations, fewer vehicles hauled for Toyota and Honda as a result of contract revisions and certain changes in customer and vehicle mix.
Revenue per vehicle delivered by the Automotive Group was relatively flat quarter over quarter. Though revenue per vehicle delivered increased $1.44 as a result of certain customer rate increases, $0.60 due to the strengthening of the Canadian dollar and $0.22 due to changes such as customer mix, these increases were offset by a 1.6% decrease in the average distance driven to deliver a vehicle, which we refer to as the “average length of haul,” that caused a decrease in revenue per vehicle delivered of $1.90 quarter over quarter and a reduction in fuel surcharge revenue of $0.52 per vehicle delivered. A portion of our revenues is based on the number of miles driven to deliver a vehicle, therefore, a decrease in the average length of haul decreases our revenue and revenue per unit. The average length of haul may fluctuate based on changes in the distribution patterns of our customers and how the vehicle deliveries are dispatched from our terminal locations.
During the second quarter of 2007, the Canadian dollar averaged the equivalent of U.S. $0.9100 compared to U.S. $0.8907 during the second quarter of 2006, which resulted in an increase in revenues of approximately $1.1 million. However, the effect on operating income was partially offset by a corresponding increase in expenses for our Canadian subsidiary related to the currency fluctuation.
During the second quarter of 2007, fuel surcharge revenue per vehicle delivered decreased $0.52 compared to the first quarter of 2006. Revenues from our fuel surcharge programs represent billings to our customers related to the price of fuel in excess of certain levels established with those customers. The fuel surcharge programs mitigate, in part, the rising cost of fuel by allowing us to pass on at least a portion of the increase to those customers who participate in the programs. Fuel surcharges received from customers vary primarily as a result of the changes in the average price of fuel and reset at varying intervals, which do not exceed one quarter, based on fuel prices in the applicable preceding time period. This results in a lag between the time period when fuel prices change and the time period when the fuel surcharge is adjusted. Generally, fuel prices in the second quarter of 2007 were lower than fuel prices in the second quarter of 2006. However, due to the lag discussed above, fuel surcharge revenue would also be impacted by prices in previous quarters. Future revenues derived from fuel surcharges would be impacted if any customer terminated its fuel surcharge agreement with us.
Our revenues are variable and can be impacted by changes in OEM production levels, especially sudden unexpected or unanticipated changes in production schedules, changes in distribution patterns, product type, product mix, product design or the weight or configuration of vehicles transported by our Automotive Group. As an example, our revenues were adversely affected by recent decisions announced by General Motors and Ford to close certain manufacturing plants in the future and the recent decisions by General Motors, Ford and Chrysler to reduce production at several of its manufacturing plants.
In addition, our revenues are seasonal, with the second and fourth quarters generally experiencing higher revenues than the first and third quarters as a result of the higher volume of vehicles shipped. The volume of vehicles shipped is generally higher during the second quarter as North American light vehicle production has historically been at its highest level during this quarter due to higher consumer sales of automobiles, light trucks and SUVs in the spring and early summer. The introduction of new models in the fall of each year combined with the manufacturers’ motivation to ship vehicles before calendar year-end, increase shipments to dealers through the fourth quarter. During the first and third quarters, vehicle shipments typically decline due to lower production volume during those periods. The third quarter volume does benefit from the introduction of new models, but the net volume for the quarter is typically lower than the second and fourth quarters due to the scheduled OEM plant shutdowns, which generally occur early in the third quarter. The first quarter volume is negatively impacted by the holiday shutdown in December of each year and the relatively low inventory of vehicles to ship as a result of maximizing shipments at the end of the year. However, given the unpredictable nature of consumer sentiment and our customers’ emphasis on more effective use of plant capacity, particularly at General Motors, Ford and Chrysler (our Automotive Group’s three largest customers), there can be no assurance that historical revenue patterns or manufacturer production levels will be an accurate indicator of future OEM shipment activity. Delivery activity at the Automotive Group and the Axis Group can also be impacted by the availability of rail cars, rail transportation schedules or changes in customer service demands. As a result of these and other factors, our operating results for the first and second quarters of 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
Salaries, wages and fringe benefits
Salaries, wages and fringe benefits decreased $5.5 million, or 4.8%, in the second quarter of 2007 compared to the second quarter of 2006 primarily as a result of the following:
•	The decrease in the number of vehicles delivered in the second quarter of 2007 compared to the second quarter of 2006, which resulted in a decrease in bargaining wages and benefits of approximately $8.9 million. Driver pay is based primarily on the number of miles driven to deliver vehicles and is affected by changes in revenue related to changes in volume.
•	Lower workers’ compensation expense of $3.4 million due to the effect of lower premiums for 2007 coverage.
As a percentage of revenues, salaries, wages and fringe benefits increased from 46.8% of revenues in the second quarter of 2006 to 49.2% of revenues in the second quarter of 2007, primarily as a result of an increase in labor costs for employees covered by bargaining agreements and an increase in non-bargaining salaries. These increases were partially offset by the lower workers’ compensation expense.
Though labor costs for employees covered by bargaining agreements decreased primarily as a result of the lower volume, labor costs for employees covered by bargaining agreements increased from 37.3% of revenues to 39.9% of revenues primarily as a result of a 7.6% increase in labor cost per vehicle delivered, or $6.3 million. This increase was due primarily to the wage and cost of living increases that took effect on July 1, 2006, the effect of the retroactive payments for our Teamster-represented employees in Eastern Canada of approximately $1.2 million recorded in June 2007, as well as a 10% reduction in wages earned by bargaining employees in May and June 2006 that was approved by the Bankruptcy Court to address a short-term liquidity shortfall in those months.
Salaries related to our non-bargaining employees increased from 4.5% of revenues to 5.3% of revenues primarily as a result of the unpaid furloughs that took effect in May and June 2006. As disclosed in our 2006 Annual Report on Form 10-K, those employees with annual salaries of less than $80,000 were required to accept a five-day unpaid furlough during the month of June 2006 and those with annual salaries of $80,000 or more were required to accept ten days of unpaid furlough by June 2006. Non-bargaining salaries and benefits increased approximately $0.7 million in the second quarter of 2007 compared to the second quarter of 2006 and the unpaid furloughs affected non-bargaining labor costs in the second quarter of 2006 by approximately $1.0 million. The impact of the furloughs was partially offset by a 4.6% reduction in headcount.
Operating supplies and expenses
Operating supplies and expenses increased from 20.5% of revenues in the second quarter of 2006 to 21.5% of revenues in the second quarter of 2007. This increase was due primarily to certain fixed costs included in operating supplies and expenses, such as outsourcing costs related to the maintenance of our computer equipment and certain other maintenance costs related to our terminal operations, which are not directly affected by fluctuations in revenue.
Fuel expense increased from 9.5% of our Automotive Group’s revenues in the second quarter of 2006 to 9.8% of our Automotive Group’s revenues in the second quarter of 2007 due to a 0.7% increase in the average price of fuel to us in the second quarter of 2007 compared to the second quarter of 2006. The fuel surcharge agreements that we have in place with substantially all of our customers mitigate, in part, the unfavorable impact on our operating income resulting from increases in fuel prices. However, due to the lag between when fuel prices change and the time period when the fuel surcharge is adjusted, there was a net unfavorable impact, net of broker participation, quarter over quarter of approximately $1.3 million on our operating income. The difference between the increase in fuel expense resulting from higher fuel prices and the amount of fuel surcharge received from customers during any quarter is due to the timing difference described above in the revenue section.
Overall, operating supplies and expenses decreased $2.4 million, or 4.8%, in the second quarter of 2007 compared to the second quarter of 2006 primarily as a result of:
•	A decrease of $1.7 million in fuel expense due primarily to the lower number of vehicles delivered, partially offset by an increase in the average price of fuel to us. We estimate that the lower number of vehicles delivered resulted in a reduction in fuel expense of $1.9 million which was partially offset by approximately $0.2 million due to the increase in the price of fuel to us. Though fuel prices in the second quarter of 2007 were generally lower than fuel prices in the second quarter of 2006, the cost of fuel to us was higher due to factors such as the volume purchased prior to the reduction in prices as well as the location of purchase.
•	A decrease of $0.5 million in repairs and maintenance primarily as a result of the lower number of miles driven to deliver vehicles, partially offset by an increase in the frequency and nature of vehicle repairs; and
•	A decrease of $0.3 million in the costs of tolls and motels as a result of the decrease in the number of miles driven and vehicles delivered.
Purchased transportation
Purchased transportation expense primarily represents the cost to our Automotive Group of utilizing Teamster represented owner-operators of Rigs who receive a percentage of the revenue they generate from transporting vehicles on our behalf as well as certain fringe benefit payments. Fuel surcharge revenue and customer rate increases derived from deliveries by owner-operators are reimbursed to the owner-operator and recorded in purchased transportation. Purchased transportation as a percentage of revenues decreased from 13.3% of revenues in the second quarter of 2006 to 11.9% of revenues in the second quarter of 2007 and purchased transportation expense decreased by $6.2 million, or 18.8%, quarter over quarter. The decrease in purchased transportation expense was due primarily to a 6.5% reduction in the number of vehicles delivered by owner-operators on our behalf, as well as a decrease of approximately 9.4% in the average length of haul for those vehicle deliveries. While the Automotive Group’s average length of haul decreased only 1.6% in the second quarter of 2007 compared to the second quarter of 2006, deliveries over the shorter distance were primarily made by our owner-operators with our employee drivers making the deliveries over the longer distance. Purchased transportation as a percentage of revenues may fluctuate based on changes in the distribution patterns of our customers and how the vehicle deliveries are dispatched from our terminal locations.
Insurance and claims
Insurance and claims expense increased from 4.2% of revenues in the second quarter of 2006 to 4.7% of revenues in the second quarter of 2007. The actual expense was relatively flat quarter over quarter. Though fewer miles were driven in the second quarter of 2007 compared to the second quarter of 2006, the impact of the reduced miles was offset by higher insurance premiums and higher loss rates. As a percentage of revenues, insurance and claims expense increased due in part to the higher insurance premiums and higher loss rates.
Depreciation and amortization
Depreciation and amortization increased $2.0 million from 3.0% of revenues in the second quarter of 2006 to 4.2% of revenues in the second quarter of 2007 due to increases in capital spending related to our fleet of Rigs and an increase in the carrying amount of property and equipment of the Successor due to revaluation adjustments recorded pursuant to SOP 90-7 on the application of fresh-start reporting as of the fresh-start reporting date. During 2006, capital expenditures were approximately $35.6 million, an increase of $16.4 million over the amount invested in 2005 and for the six months June 30, 2007, capital expenditures were $32.0 million. The majority of our capital expenditures are related to our fleet of Rigs.
Other operating expenses
Other operating expenses increased from 0.8% of revenues in the second quarter of 2006 to 1.5% of revenues in the second quarter of 2007. The actual expense increased $1.3 million primarily as a result of an increase in professional services related to auditing and tax as well as certain post-emergence expenses related to the Chapter 11 Proceedings. Though we emerged from Chapter 11 effective May 29, 2007, we continue to incur certain expenses related to the bankruptcy filing. All such expenses incurred subsequent to the emergence date are included in operations. Those expenses prior to the emergence date are included in reorganization items. For the one-month period ended June 30, 2007, the amount of such expenses included in other operating expenses was approximately $620,000.
Interest expense
Interest expense increased from $9.5 million in the second quarter of 2006 to $16.1 million in the second quarter of 2007. Factors causing the expense to be higher include the following:
•	The equity value received by Yucaipa and the other participants in the Rig Financing exceeded the carrying amount of the Rig Financing by $6.3 million, which was recognized as interest expense;

•	Higher amortization of deferred financing costs of $0.9 million, principally the result of a shorter amortization period (six months) for the deferred financing costs related to the New DIP Facility which was entered into at the end of March 2007 and which was scheduled to mature in September 2007, as well as higher deferred financing costs related to the New DIP Facility compared to the deferred financing costs related to the Original DIP Facility; and

•	An increase in the average outstanding debt in the second quarter of 2007 compared to the second quarter of 2006. The average outstanding debt increased by $70.3 million in the second quarter of 2007 compared to the second quarter of 2006, which resulted in an increase in interest expense of approximately $1.7 million.
The effect of the factors above were partially offset by the following:

•	A decrease in the effective interest rate. Average interest rates were approximately 3.9% lower in the second quarter of 2007 versus the second quarter of 2006 resulting in a decrease in interest expense of approximately $1.5 million; and

•	Lender fees of approximately $0.8 million incurred in the second quarter of 2006 related to forbearance agreements negotiated in that quarter in relation to the Original DIP Facility.
Investment income
Investment income increased from $1.2 million in the second quarter of 2006 to $1.5 million in the second quarter of 2007 due primarily to an increase in interest rates on time deposits as well as interest earned on repurchase agreements in 2007. Average interest rates on time deposits were approximately 5.0% during the second quarter of 2007 compared to 4.7% during the second quarter of 2006. Interest earned on repurchase agreements, entered into during the second quarter of 2007, was $0.3 million. We had no repurchase agreements during the second quarter of 2006.
Foreign exchange gains, net
Foreign exchange gains, net were $4.5 million in the second quarter of 2007 compared to $1.8 million in the second quarter of 2006. This fluctuation was due primarily to the effect of changes in the U.S. and Canadian currency exchange rates on the intercompany payable balance denominated in U.S dollars recorded on one of our Canadian subsidiary’s balance sheet. The Canadian dollar was stronger relative to the U.S. dollar at the end of both the second quarter of 2007 and the second quarter of 2006 than at the beginning of the respective quarters, thereby causing gains on the intercompany payable in both quarters. However, the exchange rate increase in the second quarter of 2007, 9.1%, was more than the rate of increase in the second quarter of 2006, 4.2%, thereby causing a higher gain in the second quarter of 2007 compared to the gain recorded in the second quarter of 2006.
Reorganization items
We reported a gain on reorganization items of $236.7 million in the second quarter of 2007 and reorganization expenses of $4.7 million in the second quarter of 2006. As more fully discussed in Note 3 to the unaudited consolidated financial statements included in “Item 1. Financial Statements,” the gain on reorganization items for the second quarter of 2007 primarily represents the gain on debt discharge of $120.8 million, and $131.9 million related to fair value adjustments for fresh-start reporting, which were partially offset by $16.5 million of other costs related to the Chapter 11 Proceedings, primarily legal and professional fees. Reorganization items for the second quarter of 2006 primarily represents legal and professional fees related to the Chapter 11 Proceedings. The component of reorganization items related to professional fees increased in the second quarter of 2007 compared to the second quarter of 2006 due to the following:
•	Bankruptcy court-approved fees of approximately $6.6 million incurred in May 2007 to Yucaipa for their substantial contribution to the development of the Joint Plan;

•	Higher fees for legal and reorganization consulting services incurred to comply with the Joint Plan; and

•	Severance of $1.1 million paid to the Company’s former CEO.
Income taxes
In the second quarter of 2007 and 2006, we recognized income tax expense of $13.4 million and $63,000, respectively. The income tax expense in both quarters differed from the amount computed by applying statutory rates to the reported income before income taxes. The expected tax expense is offset by the reversal of associated valuation allowances in most cases. For both periods, we recognized tax expenses related to foreign jurisdictions where a valuation allowance is not required. In addition, we recognized tax expense during the two months ended May 31, 2007 since the effects of the Joint Plan created deferred tax liabilities for which the timing of the reversal is indefinite. The reversal of those items is not available to offset against deferred tax assets. As a result, an additional valuation allowance was required. For the three months ended June 30, 2006, no expense was recognized related to the income before income taxes, except for the amount related to foreign jurisdictions, since we reported a year-to-date loss before income taxes and no benefit was recognized for the loss before income taxes in the first quarter of 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
For the six months ended June 30, 2007, our revenues decreased 14.5% over the six months ended June 30, 2006. The number of vehicles delivered in the six months ended June 30, 2007 was 14% lower than the number delivered in the six months ended June 30, 2006 and revenue per vehicle delivered was relatively flat. Our operating income for the six months ended June 30, 2007 was $19.3 million lower than the six months ended June 30, 2006 and our net income increased $207.7 million for the same period. Our operating results were affected by the lower number of vehicles delivered. The primary factors contributing to the increase in our net income were the gain on debt discharge realized on the settlement of liabilities subject to compromise and the fair value adjustments recorded for fresh-start reporting. To a lesser extent, the increase in net income was also due to certain customer rate increases. These increases were partially offset by the lower volume of vehicles delivered and the shorter distances driven to deliver vehicles, and an increase in interest expense and reorganization costs, excluding the effect of favorable gains noted above. The following table sets forth the percentage relationship of expense items to revenues:

	As a % of revenues
	Six Months ended June 30,
	2007	2006
Revenues	100.0%	100.0%

Operating expenses:
Salaries, wages, and fringe benefits	50.5%	49.5%
Operating supplies and expenses	21.9%	20.4%
Purchased transportation	11.9%	13.1%
Insurance and claims	4.7%	4.4%
Operating taxes and licenses	3.3%	3.1%
Depreciation and amortization	4.1%	3.0%
Rents	0.9%	0.7%
Communications and utilities	0.8%	0.7%
Other operating expenses	1.3%	0.8%
Loss (gain) on disposal of operating assets, net	0.0%	(0.1)%

Total operating expenses	99.4%	95.6%

Operating income	0.6%	4.4%
Other income (expense):
Interest expense	(5.7)%	(3.9)%
Investment income	0.6%	0.5%
Foreign exchange gains, net	1.2%	0.3%

Total other income (expense):	(3.9)%	(3.1)%

(Loss) income before reorganization items and income taxes	(3.3)%	1.3%
Reorganization items	56.1%	(1.7)%

Income (loss) before income taxes	52.8%	(0.4)%
Income tax expense	(3.3)%	(0.0)%

Net income (loss)	49.5%	(0.4)%

Revenues
Revenues were $415.6 million in the six months ended June 30, 2007 compared to revenues of $486.2 million in the six months ended June 30, 2006, a decrease of 14.5%, or $70.6 million. The decrease in revenues was due primarily to a decline in the number of vehicles delivered by our Automotive Group.
The number of vehicles that we delivered declined by approximately 14% from 4,152,000 units in the six months ended June 30, 2006 to 3,573,000 units in the six months ended June 30, 2007. This reduction was due primarily to a 9% decline in vehicle production by our three largest customers and, to a lesser extent, to the closure of certain terminal locations, fewer vehicles hauled for Toyota and Honda as a result of contract revisions and certain changes in customer and vehicle mix.
Also contributing to the decline in revenues in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was a $1.57 decrease, or 1.4% decrease, in revenue per vehicle delivered by the Automotive Group. Though revenue per vehicle delivered increased $1.43 as a result of certain customer rate increases and $0.10 due to the strengthening of the Canadian dollar, these increases were offset by a 2.2% decrease in the average length of haul that caused a decrease in revenue per vehicle delivered of $2.48 period over period, a reduction in fuel surcharge revenue of $0.38 per vehicle delivered and a reduction of $0.24 due to changes such as customer mix.
During the six months ended June 30, 2007, the Canadian dollar averaged the equivalent of U.S. $0.8820 compared to U.S. $0.8786 during the six months ended June 30, 2006, which resulted in an increase in revenues of approximately $0.4 million. However, the effect on operating income was partially offset by a corresponding increase in expenses for our Canadian subsidiary related to the currency fluctuation.
Salaries, wages and fringe benefits
Salaries, wages and fringe benefits decreased $30.6 million, or 12.7%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily as a result of the following:
•	The decrease in the number of vehicles delivered in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, which resulted in a decrease in bargaining wages and benefits of approximately $26.9 million.

•	Lower workers’ compensation expense of $9.1 million due to the effect of lower premiums for 2007 coverage; and

•	A reduction in non-bargaining salaries and benefits of $0.6 million due primarily to a 5.2% reduction in the average head count for the six months ended June 30, 2007 versus the six months ended June 30, 2006 and lower costs for employee medical claims, partially offset by the unpaid furloughs discussed in the quarter over quarter comparison.
As a percentage of revenues, salaries, wages and fringe benefits increased from 49.5% of revenues in the six months ended June 30, 2006 to 50.5% of revenues in the six months ended June 30, 2007, primarily as a result of increased labor costs for employees covered by bargaining agreements and an increase in non-bargaining salaries. These increases were partially offset by the lower workers’ compensation expense.
Though labor costs for employees covered by bargaining agreements decreased primarily as a result of the lower volume, labor costs for employees covered by bargaining agreements increased from 39.7% of revenues to 41.5% of revenues primarily as a result of a 3.7% increase in labor cost per vehicle delivered or $6.2 million. This increase was due primarily to the wage and cost of living increases that took effect on July 1, 2006, the effect of the retroactive payments for our Teamster-represented employees in Eastern Canada of approximately $1.2 million recorded in June 2007, as well as a 10% reduction in wages earned by bargaining employees in May and June 2006 that was approved by the Bankruptcy Court to address a short-term liquidity shortfall in those months.
Salaries related to our non-bargaining employees increased from 4.8% of revenues to 5.5% of revenues primarily as a result of the unpaid furloughs that took effect in May and June 2006 and the decrease in revenues.
Operating supplies and expenses
Operating supplies and expenses increased from 20.4% of revenues in the six months ended June 30, 2006 to 21.9% of revenues in the six months ended June 30, 2007. This increase was due primarily to certain fixed costs included in operating supplies and expenses, such as outsourcing costs related to the maintenance of our computer equipment and certain other maintenance costs related to our terminal operations, which are not directly affected by fluctuations in revenue.
Fuel expense increased from 9.2% of our Automotive Group’s revenues in the six months ended June 30, 2006 to 9.7% of our Automotive Group’s revenues in the six months ended June 30, 2007 due to a 3.6% increase in the average price of fuel to us in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The fuel surcharge agreements that we have in place with substantially all of our customers mitigate, in part, the unfavorable impact on our operating income resulting from increases in fuel prices. However, due to the lag between when fuel prices change and the time period when the fuel surcharge is adjusted, there was a net unfavorable impact, net of broker participation, period over period of approximately $2.5 million on our operating income. The difference between the increase in fuel expense resulting from higher fuel prices and the amount of fuel surcharge received from customers during any quarter is due to the timing difference described above in the revenue section.

Overall, operating supplies and expenses decreased $8.0 million, or 8.1%, in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily as a result of:
•	A decrease of $4.8 million in fuel expense due primarily to the lower number of vehicles delivered, partially offset by an increase in the average price of fuel to us. We estimate that the lower number of vehicles delivered resulted in a reduction in fuel expense of $6.1 million which was partially offset by approximately $1.3 million due to the increase in the price of fuel to us. Though fuel prices in the six months ended June 30, 2007 were lower than fuel prices in the six months ended June 30, 2006 for both our U.S and Canadian operations, the cost of fuel to us was higher due to factors such as the volume purchased prior to the reduction in prices as well as the location of purchase.

•	A decrease of $3.4 million in repairs and maintenance primarily as a result of the lower number of miles driven to deliver vehicles.

•	A decrease of $1.0 million in the costs of tolls, travel and meals as a result of the decrease in the number of miles driven and vehicles delivered.
The above decreases were partially offset by other increases of approximately $1.3 million due to the accrual for additional claims arising out of the claims reconciliation process and other general expenses.
Purchased transportation
Purchased transportation as a percentage of revenues decreased from 13.1% of revenues in the six months ended June 30, 2006 to 11.9% of revenues in the six months ended June 30, 2007 and purchased transportation expense decreased by $14.2 million, or 22.3%, period over period. The decrease in purchased transportation expense was due primarily to a 9.5% reduction in the number of vehicles delivered by owner-operators on our behalf, as well as a decrease of approximately 10.6% in the average length of haul for those vehicle deliveries. While the Automotive Group’s average length of haul decreased only 2.2% in the six months ended June 30, 2007 over the six months ended June 30, 2006, deliveries over the shorter distance were primarily made by our owner-operators with our employee drivers making the deliveries over the longer distance.
Insurance and claims
Insurance and claims expense increased from 4.4% of revenues in the six months ended June 30, 2006 to 4.7% of revenues in the six months ended June 30, 2007. The actual expense decreased $1.8 million as a result of the lower number of miles driven to deliver vehicles in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, partially offset by higher insurance premiums and higher loss rates. As a percentage of revenues, insurance and claims expense increased due in part to the higher insurance premiums and higher loss rates.
Depreciation and amortization
Depreciation and amortization increased $2.6 million from 3.0% of revenues in the six months ended June 30, 2006 to 4.1% of revenues in the six months ended June 30, 2007. The factors contributing to this increase are discussed in the quarter over quarter comparison above.
Other operating expenses
Other operating expenses increased from 0.8% of revenues in the six months ended June 30, 2006 to 1.3% of revenues in the six months ended June 30, 2007. The actual expense increased $1.4 million. The factors contributing to this increase are discussed in the quarter over quarter comparison above.
Interest expense
Interest expense increased from $19.1 million in the six months ended June 30, 2006 to $23.7 million in the six months ended June 30, 2007.
The increase was due primarily to the following:

•	The equity value received by Yucaipa and the other participants in the Rig Financing exceeded the carrying amount of the Rig Financing by $6.3 million, which was recognized as interest expense;

•	An increase in the average outstanding debt during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The average outstanding debt increased by $36.4 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006, which resulted in additional interest expense of approximately $2.0 million;

•	A prepayment penalty of $1.1 million, incurred during the six months ended June 30, 2007, related to the Original DIP Facility; and

•	Legal and other fees of approximately $0.6 million incurred during the six months ended June 30, 2007 related to the repayment of the Original DIP Facility and entering into the New DIP Facility.
However, the factors above were partially offset by the following:
•	A decrease in the effective interest rate — average interest rates were approximately 1.7% lower in the six months ended June 30, 2007 versus the six months ended June 30, 2006 resulting in a decrease in interest expense of approximately $1.3 million;

•	Lender fees of $0.8 million incurred in the six months ended June 30, 2006 related to forbearance agreements negotiated in that period in relation to the Original DIP Facility;

•	Lower interest of $0.8 million related to insurance financing arrangements as a result of lower insurance borrowings in 2007 compared to 2006; and

•	Lower amortization of deferred financing costs of $2.6 million in the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This was due to the revision in March 2006 of the end of the amortization period of the deferred financing costs related to the Original DIP Facility from February 2, 2007, the original maturity date, to May 18, 2006, the end of the forbearance period for certain covenant violations that had occurred. The effect of this revision on interest expense, period over period was partially offset by the effect of the shorter amortization period used to amortize the deferred financing costs related to the New DIP Facility in the six months ended June 30, 2007.
Investment income
Investment income increased from $2.2 million in the six months ended June 30, 2006 to $2.7 million in the six months ended June 30, 2007 due primarily to an increase in interest rates on time deposits as well as interest earned on repurchase agreements. Average interest rates on time deposits were approximately 5.0% during the six months ended June 30, 2007 compared to 4.4% during the six months ended June 30, 2006. Interest earned on repurchase agreements, entered into during the six months ended June 30, 2007 was $0.3 million. We had no repurchase agreements during the six months ended June 30, 2006.
Foreign exchange gains, net
Foreign exchange gains, net were $4.8 million in the six months ended June 30, 2007 compared to $1.6 million in the six months ended June 30, 2006. This fluctuation was due primarily to the effect of changes in the US and Canadian currency exchange rates on the intercompany payable balance denominated in U.S dollars recorded on one of our Canadian subsidiary’s balance sheet. The Canadian dollar was stronger relative to the U.S. dollar at the end of the six months ended June 30, 2007 and also at the six months ended June 30, 2006 than at the beginning of these respective periods thereby causing gains on the intercompany payable for both periods. However, the exchange rate increase of 10.0% in the six months ended June 30, 2007 was more than the rate of increase of 4.1% in the six months ended June 30, 2006, thereby causing a higher gain in the six months ended June 30, 2007 compared to the gain recorded in the six months ended June 30, 2006.

Reorganization items
We reported a gain on reorganization items of $233.1 million for the six months ended June 30, 2007 and reorganization expenses of $8.3 million for the six months ended June 30, 2006. The factors affecting reorganization items are discussed in the quarter over quarter comparison above.
Income taxes
For the six months ended June 30, 2007 and 2006, we recognized income tax expense of $13.6 million and $190,000, respectively. The income tax expense in both periods differed from the amount computed by applying statutory rates to the reported income (loss) before income taxes. The expected tax expense in 2007 is offset by the reversal of associated valuation allowances in most cases. The loss before income taxes in 2006 generated deferred tax assets for which we increased the valuation allowance. For both periods, we recognized tax expenses related to foreign jurisdictions where a valuation allowance is not required. In addition, we recognized tax expense during the two months ended May 31, 2007 since the effects of the Joint Plan created deferred tax liabilities for which the timing of the reversal is indefinite. The reversal of those items is not available to offset against deferred tax assets. As a result, an additional valuation allowance was required.
Liquidity and Capital Resources
Our primary sources of liquidity are funds provided by operations and borrowings from our lenders. We also periodically borrow under insurance financing arrangements to fund our insurance programs. We use our cash primarily for the purchase, remanufacture and maintenance of our Rigs and terminal facilities, the payment of operating expenses, the servicing of our debt, the funding of other capital purchases, and during the Chapter 11 Proceedings, to pay legal and professional fees of the Predecessor. We use restricted cash, cash equivalents and other time deposits to collateralize letters of credit required by third-party insurance carriers. These collateral assets are not available for our general use in operations. During the Chapter 11 Proceedings, we obtained debtor-in-possession financing which allowed us to continue to operate in the normal course of business during the Chapter 11 Proceedings. Funds were available to help satisfy our working capital obligations, including payment under normal terms for goods and services provided after the Petition Date, payment of wages and benefits to active employees and retirees and other items approved by the Bankruptcy Court. As more fully discussed in Note 11 to the unaudited consolidated financial statements included in “Item 1. Financial Statements,” the debtor-in-possession financing was converted to senior secured credit facilities that served as our exit financing upon our emergence from Chapter 11. We believe that funds from operations and borrowings available under the senior secured credit facilities will be sufficient to meet our working capital needs within the next twelve months.
Operating Activities
We use the indirect method to prepare our statement of cash flows. Accordingly, we compute net cash provided by operating activities by adjusting net income (loss) for all items included in net income (loss) that do not currently affect operating cash receipts and payments. Cash provided by operating activities was $0.5 million for the six months ended June 30, 2007 compared to $38.0 million for the six months ended June 30, 2006, a decrease in operating cash flows of $37.5 million. This decrease in cash from operating activities was primarily due to the unfavorable operating performance compared to the prior period. Also, less cash was collected from our customers and payments for reorganization items and insurance were also higher. These items were partially offset by lower payments for interest and certain operating expenditures.
Investing Activities
During the six months ended June 30, 2007, we used $31.4 million in investing activities compared to $9.8 million during the six months ended June 30, 2006. This increase was primarily a result of an increase in capital spending on our fleet. Capital expenditures for the six months ended June 30, 2007 were $32.0 million compared to $12.6 million in the six months ended June 30, 2006, most of which was spent on our fleet of Rigs. During the six months ended June 30, 2007, we purchased 76 new tractors and 45 new trailers. We also remanufactured 56 tractors and 92 trailers and replaced approximately 198 engines. During the six months ended June 30, 2006, we purchased 6 new tractors and one trailer and remanufactured 102 tractors and 120 trailers and replaced approximately 171 engines.

During the second quarter of 2007, we entered into an agreement with Yucaipa pursuant to which Yucaipa would purchase the Blue Thunder Rigs, which were then to be sold to us at cost. The Rig Financing, which was provided by Yucaipa, was approved by the Bankruptcy Court on April 6, 2007. The Rig Financing of $15 million was completed prior to the Effective Date and included funds to retrofit and make any necessary repairs to the Blue Thunder Rigs, and to pay certain costs and expenses associated with the purchase, such as registration expenses. The notes under the Rig Financing bore interest at LIBOR plus 4%, payable quarterly by addition to principal. Pursuant to this agreement, we purchased 170 Rigs from Yucaipa during the second quarter of 2007 for $13.5 million and upon our emergence from Chapter 11, Yucaipa converted the Rig Financing of $15.1 million into new equity of our company. Of the $15.1 million, $0.1 million represented interest, $13.5 million represented the purchase cost of the Rigs, $0.3 million was used to pay certain costs associated with the purchase while the reminder was received by us to retrofit and make any necessary repairs to the Rigs. As stipulated in the Rig Financing agreement, Yucaipa received a percentage of the equity of Allied, with the numerator equal to the amount owed under the Rig Financing, including interest, and the denominator equal to $285 million minus debt, exclusive of the Rig Financing, plus cash on the Effective Date, after giving effect to the Joint Plan.
Financing Activities
Financing activities provided us with $52.1 million during the six months ended June 30, 2007 while we used $28.3 million in financing activities during the six months ended June 30, 2006. This increase in net cash flow provided by financing activities was due primarily to the following factors:
•	Net borrowings under our credit facilities were approximately $64.7 million in the six months ended June 30, 2007. In the six months ended June 30, 2006, we had net repayments of $9.1 million under the then revolving credit facility;

•	During the six months ended June 30, 2007, the repayments under insurance financing arrangements were $15.4 million lower than the repayments during the six months ended June 30, 2006 since more premiums were financed for the 2006 coverage; and

•	In the six months ended June 30, 2007, we paid financing costs of $8.6 million related to the New DIP Facility, partially offsetting the other increases.
Debt and Letters of Credit
As more fully discussed in Note 11 to the unaudited consolidated financial statements included in “Item 1. Financial Statements,” in connection with our emergence from Chapter 11, effective May 29, 2007, our debtor-in-possession financing was converted to senior secured credit facilities that serve as our exit financing. The First Lien Facility will mature five years after the Effective Date and the Second Lien Facility will mature five and a half years after the Effective Date.
Amounts outstanding under the senior secured credit facilities will bear interest at the following annual rates:
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
As of June 30, 2007, the weighted-average interest rate on the First Lien Term Loan Facility and the Second Lien Term Loan Facility was 10.1%.
To mitigate the risk of rising interest rates, in August 2007, we entered into floating-to-fixed interest rate swap agreements with an aggregate notional value of $180 million. These interest rate swap agreements have three-year terms and fix the LIBOR component to a weighted-average fixed rate of 5.13% during the terms. Our senior secured credit facilities require us to hedge a minimum of 50% of the aggregate principal amount of the total indebtedness under those facilities as of the date of the conversion beginning no later than 90 days after the date of conversion. Future results of operations could be impacted by unrealized gains or losses related to these interest rate swap agreements.

In addition, among the fees we will be charged under the senior secured credit facilities are the following: (A) a credit fee pursuant to the Letter of Credit Facility equal to the reserve-adjusted Eurodollar Rate plus 4.15% per annum times the average daily amount deposited by the lenders under the Letter of Credit Facility; (B) a commitment fee of 1.75% per annum times the daily average undrawn portion of the First Lien Term Loan Facility; (C) a commitment fee of 0.375% per annum times the daily average undrawn portion of the First Lien Revolver; and (D) a fronting fee under the Letter of Credit Facility of 0.55% of the average daily maximum amount available to be drawn under letters of credit issued under the Letter of Credit Facility. As of June 30, 2007, $230 million was outstanding under the term loans of which $25 million was drawn on May 11, 2007 and the excess cash invested in REPOs. As of November 9, 2007, we had $31 million available under the First Lien Revolver.
As of September 30, 2007, we were in compliance with the covenants of the senior secured credit facility but can provide no assurance that we will be able to comply with these covenants or, if we fail to do so, that we will be able to obtain amendments or waivers of such covenants.
We also have a Canadian Revolver, which bears interest at the bank’s prime lending rate plus 0.5% and is secured by a letter of credit of $2.6 million, which is included in the $40.9 million of outstanding letters of credit discussed below. As of June 30, 2007, nothing was outstanding on the Canadian Revolver.
We renew our letters of credit annually. At June 30, 2007, we had issued $139.3 million of outstanding letters of credit to third parties related primarily to the settlement of insurance claims and reserves and support for a line of credit at one of our foreign subsidiaries. Of the $139.3 million, $40.9 million of these letters of credit were secured by availability under the New DIP Revolver and $98.4 million were issued by our wholly owned captive insurance subsidiary, Haul Insurance Limited, and were collateralized by $98.4 million of restricted cash, cash equivalents and other time deposits held by this subsidiary.
The amount of letters of credit that we may issue under the First Lien Revolver included in the senior secured credit facilities may not exceed $50 million. As of November 9, 2007, we had utilized $42.4 million of this availability and had $7.6 million available. See Note 11 for a discussion of the current letter of credit facilities under the senior secured credit facilities.
Contractual Obligations
The following significant changes to the contractual obligations disclosed in our 2006 Annual Report on Form 10-K have occurred:
•	The Original DIP Facility was replaced by the New DIP Facility, which was later restructured and converted to senior secured credit facilities upon our emergence from Chapter 11. See Note 11 for further discussion of these facilities.

•	As holders of allowed general unsecured claims, holders of the Senior Notes are entitled to receive new common stock of Allied Systems Holdings, Inc. on a pro rata basis in exchange for the cancellation of the debt pursuant to the Joint Plan as of the Effective Date.
Off-Balance Sheet Arrangements
Between January 1, 2007 and November 9, 2007, we entered into no new significant off-balance sheet arrangements. See our 2006 Annual Report on Form 10-K for a discussion of our off-balance sheet arrangements as of December 31, 2006.
Disclosures About Market Risks
We face several risks, some of which we discuss in Part II, “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. The primary market risks inherent in our market risk sensitive instruments and positions are the potential loss arising from adverse changes in fuel prices, interest rates, losses related to retained risks and foreign currency exchange rates.
Fuel Prices

Our Automotive Group is dependent on diesel fuel to operate its fleet of Rigs. Diesel fuel prices are subject to fluctuations due to unpredictable factors such as the weather, government policies and changes in global demand and global production. To reduce the price risk caused by market fluctuations, our Automotive Group periodically purchases fuel in advance of consumption. A 10% increase in diesel fuel prices over the average price of fuel for the 12 months ended June 30, 2007 would increase costs by $9.2 million over the next 12 months assuming levels of fuel consumption in the next 12 months are consistent with levels of fuel consumed during the 12 months ended June 30, 2007. At least a portion of this increase in costs could be recovered by our fuel surcharge arrangements with our customers. Currently, we have in place fuel surcharge agreements with substantially all of our customers. In periods of rising fuel prices and declining vehicle deliveries, we may not recover all of the fuel price increase through our fuel surcharge programs since fuel surcharges reset at varying intervals, which do not exceed one quarter, based on fuel prices in the applicable preceding time period.
Interest Rates
We enter into debt obligations to support general corporate purposes including capital expenditures and working capital needs. As of June 30, 2007, we had $230 million outstanding under the senior secured credit facilities subject to variable rates of interest. See “Debt and Letters of Credit” above for a discussion of the senior secured credit facilities’ interest rates, which are variable. Based on the outstanding balance of the senior secured credit facilities as of June 30, 2007, the impact of a three-percentage point increase in interest rates would result in an increase in our annual interest expense of approximately $6.9 million.
To mitigate the risk of rising interest rates, in August 2007, we entered into floating-to-fixed interest rate swap agreements with an aggregate notional value of $180 million. These interest rate swap agreements have three-year terms and fix the LIBOR component to a weighted-average fixed rate of 5.13% during the terms. Our senior secured credit facilities require us to hedge a minimum of 50% of the aggregate principal amount of the total indebtedness under those facilities as of the date of the conversion beginning no later than 90 days after the date of conversion. Future results of operations could be impacted by unrealized gains or losses related to these interest rate swap agreements.
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
Foreign Currency Exchange Rates
Though we operate primarily in the U.S., we own foreign subsidiaries, the most significant being Allied Systems (Canada) Company. The net investment in our foreign subsidiaries translated into U.S. dollars using the rate of exchange in effect at June 30, 2007, was $58.2 million. The potential impact on other comprehensive income resulting from a hypothetical 10% change in quoted foreign currency exchange rates approximates $5.8 million.

At June 30, 2007, we had an intercompany payable balance of $58.4 million denominated in U.S. dollars recorded on our Canadian subsidiary’s balance sheet. The potential impact from a hypothetical 10% change in quoted foreign currency exchange rates related to this balance would be a $5.8 million charge or credit to the statement of operations. We do not currently use derivative financial instruments to hedge our exposure to changes in foreign currency exchange rates.
Inflation
While we may have been subject to some measure of inflation, we do not believe that this has impacted our results significantly. In addition, it would be difficult to isolate such effects on our operations.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make decisions based upon estimates, assumptions, and factors we consider relevant to the circumstances. Such decisions include the selection of applicable accounting principles and the use of judgment in their application, the results of which impact reported amounts and disclosures. Changes in future economic conditions or other business circumstances may affect the outcomes of our estimates and assumptions. Accordingly, actual results could differ from those anticipated.
A summary of the significant accounting policies that we follow in the preparation of our financial statements as well as footnotes describing various elements of the financial statements and the assumptions on which specific amounts were determined, are included in our consolidated financial statements included in our 2006 Annual Report on Form 10-K. In addition, our critical accounting policies and estimates are discussed in our 2006 Annual Report on Form 10-K. As of the fresh-start reporting date, we added the accounting policy related to Goodwill and Other Intangible Assets to the list of those that we consider to be critical accounting policies. The adoption of fresh-start reporting also impacted our accounting policy related to property and equipment. The critical accounting policies and critical accounting estimates, related to property and equipment and Goodwill and other Intangible Assets are discussed in Notes 6 and 7, respectively, to the unaudited consolidated financial statements included in “Item 1. Financial Statements.”
Other critical accounting estimates made at the fresh-start reporting date are discussed in Note 3 to the unaudited consolidated financial statements included in “Item 1. Financial Statements.”
Except as referred to above, we believe that no material changes have occurred to our critical accounting policies and estimates since the filing of our 2006 Annual Report on Form 10-K.
Recent Accounting Pronouncements
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
(b) Changes in Internal Control Over Financial Reporting.
During the second quarter of 2007, upon our emergence from Chapter 11, we established controls over the application of fresh-start reporting. Except for such application of fresh-start reporting, during the six months ended June 30, 2007, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are defending against an appeal in the U.S. Eleventh Circuit Court of Appeals concerning the confirmation of our Joint Plan. The appeal was filed by certain Predecessor stockholders. The appeal was dismissed by the District Court for the Northern District of Georgia as, inter alia, moot due to the substantial consummation of the Joint Plan. The stockholders have appealed the dismissal. We do not believe that the appeal has merit, and thus, we do not believe that this matter will have a material adverse effect on our financial position or results of operations.
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

Our actual financial results and financial condition could significantly vary from the projections provided to the Bankruptcy Court and investors are cautioned not to place undue reliance on this information.
In connection with the filing of the Joint Plan, we filed four-year income statement projections as exhibits to the plan documents as well as other projected financial information filed with the Bankruptcy Court. The four-year income statement projections were based on information available to us as of March 23, 2007. Our actual results and financial condition could vary materially from the income statement and other projections filed with the Bankruptcy Court. The four-year income statement projections and other projected information filed with the Bankruptcy Court are not included in this Quarterly Report on Form 10-Q nor are they incorporated by reference. Investors should not place undue reliance on those projections.
Our net operating loss carry forwards may be limited
At the fresh-start reporting date, our net operating loss carryforwards for federal income tax purposes were estimated at $40 million and are estimated to expire between 2021 and 2026. As a result of the issuance of new common stock upon emergence, we realized a change in ownership under the provisions of Section 382 of the Internal Revenue Code. As a result, the amount of our net operating loss carryforwards that we can utilize each year will be limited.
We have a significant amount of debt and substantially all our assets are pledged as collateral for debt obligations, which could limit our operational flexibility and customer relationships or otherwise adversely affect our financial condition.
As of June 30, 2007, we had consolidated term debt and borrowings under the senior secured credit facilities of approximately $230 million. We are exposed to the risks normally associated with substantial amounts of debt such as:
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
The terms of the senior secured credit facilities place restrictions on us, which create risks of default and limits our flexibility.
The new senior secured credit facilities contains a number of affirmative, negative, and financial covenants, which limit our ability to, among other things, incur or repay debt (with the exception of payment of interest or principal at stated maturity), incur liens, make investments, purchase or redeem stock, make dividend or other distributions or enter into a merger or consolidation transaction.
If we fail to comply with the covenants contained in the senior secured credit facilities, and these are not waived, or we do not adequately service this debt, our lenders could declare a default under the senior secured credit facilities. If a default occurs under the senior secured credit facilities, our lenders may elect to declare all borrowings outstanding, together with interest and other fees, to be immediately due and payable. Borrowings under the senior secured credit facilities are collateralized with substantially all of our assets. If we were unable to repay any borrowings under the senior secured credit facilities when due, our lenders would have the right to proceed against the collateral granted to them to secure the debt. Any default under the senior secured credit facilities, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, would have a material and adverse affect on us.
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

We reported net losses of $12.3 million, $125.7 million, $53.9 million, $8.6 million and $7.5 million for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Though we reported net income of $205 million for the five months ended May 31, 2007, this was primarily a result of one-time adjustments related to the effects of the Joint Plan and fresh-start reporting. Our ability to improve our performance and profitability is dependent upon several factors including the timely and successful implementation of the Joint Plan, the economy, the dynamics of the automotive transportation industry including actions by our major customers, our ability to develop and implement successful business strategies, our ability to maintain effective relationships with our employees including those represented by the Teamsters, our ability to maintain effective relationships with our suppliers, the price and availability of fuel and our ability to successfully manage other operational challenges. If we fail to improve our performance, it could continue to have an adverse effect on our financial condition, cash flow, liquidity and business prospects and our operations would not likely be profitable in the ensuing years.
Our restricted cash, cash equivalents and other time deposits are not available for use in our operations even if they were needed to fund our operations.
As of June 30, 2007, our restricted cash, cash equivalents and other time deposits were approximately $98.4 million. We use these restricted cash and investments to collateralize letters of credit required by third-party insurance carriers. These assets are not available for use in our operations even if needed for our continued operations or to service our debt obligations.
If we do not maintain our relationships with major customers or these relationships are terminated, reduced or redesigned, our operations could be materially and adversely affected.
Our Automotive Group’s business is highly dependent on its largest customers, General Motors, Ford, Chrysler, Toyota and Honda. Approximately 88% of our Automotive Group’s 2006 revenues were generated through the services provided to these customers. We can provide no assurance that we will be able to successfully renew these contracts on or prior to their expiration on terms satisfactory to us or that we will be able to continue to serve these customers without service interruption. In addition, the Automotive Group faces the risk of losing market share in connection with its negotiations to renew its customer contracts. For instance, in 2004, the Automotive Group renewed its agreement with Chrysler and though the agreement resulted in increased billing rates, the Automotive Group lost Chrysler’s business at six locations in connection with the contract renewal. Also, in 2005, in connection with the renewal of its contract with Toyota, the Automotive Group lost business at locations that generated approximately 32% of the 2005 revenues associated with the Toyota account. The Automotive Group recently reached an agreement in principle with Ford, which would give Ford the right to resource certain of our business at locations mutually acceptable to Allied and Ford. A continued loss in market share without an increase in revenues or pricing or an adequate reduction in costs would likely have an adverse effect on our operations.
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
On the Effective Date, our pre-Chapter 11 common stock was cancelled and new common stock was issued. These securities are not currently listed on a national securities exchange, which could make it more difficult for investors to liquidate their shares, result in a decline in the stock price and make it difficult for us to raise additional capital. We do not currently intend to re-list our common stock on a national securities exchange.
We intend to terminate our SEC reporting obligations, which could make an investment in our common stock less liquid.
The transfer restrictions included in our certificate of incorporation are designed, in part, to limit our number of shareholders of record so that we can deregister from our reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we currently anticipate that we will terminate our reporting obligations with the SEC subsequent to the filing of this Quarterly Report on Form 10-Q. When we terminate our reporting obligations under the Exchange Act, it will likely further reduce any market for our common stock. In addition, although we will be required to continue to provide certain information to our shareholders, such information will not be as detailed as that required under the Exchange Act.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to the Joint Plan, 10 million shares of new common stock were issued for distribution by our disbursing agent. All such shares were issued without registration under the Securities Act of 1933, as amended, or state laws, as allowed by Section 1145 of the Bankruptcy Code. See Note 3 to the unaudited consolidated financial statements included in “Part 1. Item 1. Financial Statements.”
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

	ALLIED	SYSTEMS HOLDINGS, INC.

Date: November 14, 2007	By:	/s/ Mark J. Gendregske
Mark J. Gendregske,
President and Chief Executive Officer

Date: November 14, 2007

	By:	/s/ Thomas H. King

Thomas H. King,
Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting
Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by Mark J. Gendregske.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Thomas H. King.

32.1	Section 1350 Certification by Mark J. Gendregske.

32.2	Section 1350 Certification by Thomas H. King.